Form 10-K
period 2019-12-31
MERCADOLIBRE INC
filed 2020-02-14
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2019, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2019) was approximately $27,603,696,805. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2019 have been excluded from this number because these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 12, 2020, there were 49,709,955 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2020, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2019

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Act”), and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report. Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future economic, political and social conditions in the countries in which we operate and their possible impact on our business, and the effects of future regulation and the effects of competition. Such forward-looking statements are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

•our expectations regarding the continued growth of e-commerce and Internet usage in Latin America;

•our ability to expand our operations and adapt to rapidly changing technologies;

•our ability to attract new customers, retain existing customers and increase revenues;

•the impact of government and central bank and other regulations on our business;

•litigation and legal liability;

•systems interruptions or failures;

•our ability to attract and retain qualified personnel;

•consumer trends;

•security breaches and illegal uses of our services;

•competition;

•reliance on third-party service providers;

•enforcement of intellectual property rights;

•seasonal fluctuations and

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A—Risk Factors” in Part I of this report. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report, as well as the factors discussed in the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”). We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be material that could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

PART I

ITEM 1.	BUSINESS

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) is the largest online commerce ecosystem in Latin America based on unique visitors and page views, and is present in 18 countries: Brazil, Argentina, Mexico, Chile, Colombia, Peru, Uruguay, Venezuela, Bolivia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Honduras, Nicaragua, Panama, Paraguay and El Salvador. Our platform is designed to provide users with a complete portfolio of services to facilitate commercial transactions both online and offline.

We offer our users an ecosystem of six integrated e-commerce and digital payments services: the Mercado Libre Marketplace, the Mercado Pago FinTech platform, the Mercado Envios logistics service, the Mercado Libre advertising solution, the Mercado Libre Classifieds service and the Mercado Shops online webstores solution.

Through our e-commerce platform, we provide buyers and sellers with a robust environment that fosters the development of a large e-commerce community in Latin America, a region with a population of over 644 million people and with one of the fastest-growing Internet penetration rates in the world. We believe that we offer technological and commercial solutions that address the distinctive cultural and geographic challenges of operating an online commerce platform in Latin America.

The Mercado Libre Marketplace is a fully-automated, topically-arranged and user-friendly online commerce platform, which can be accessed through our website and mobile app. This platform enables both businesses and individuals to list merchandise and conduct sales and purchases online.

To complement the Mercado Libre Marketplace and also to enhance the user experience for our buyers and sellers, we developed Mercado Pago an integrated online payments solution, was initially designed to facilitate transactions on MercadoLibre’s Marketplaces by providing a mechanism that allowed our users to securely, easily and promptly send and receive payments. Our payments solution enables any MercadoLibre registered user to securely and easily send and receive payments online and also to pay for purchases made on MercadoLibre’s Marketplaces. Currently, Mercado Pago processes and settles all transactions on our Marketplaces in Brazil, Argentina, Mexico, Chile, and Colombia, and is also available for our buyers and sellers in Peru and Uruguay.

The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics services providers, and provides them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as it reduces friction between buyers and sellers, and it allows us to have greater control over the user experience. Sellers that opt into our logistics solutions are not only able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices, but are also eligible to access shipping subsidies to offer free or discounted shipping for many of their sales on our marketplaces.

Beyond facilitating Marketplace transactions, over the years we have been expanding our array of Mercado Pago services to third parties outside MercadoLibre’s Marketplace. We began first by satisfying the growing demand for online-based payment solutions by providing merchants the necessary digital payment infrastructure for e-commerce to flourish in Latin America. Mercado Pago’s online payments business allows merchants to facilitate checkout and payment processes on their websites through a branded or white label solution or software development kits, while also enabling users to simply transfer money to each other either through the website or using the Mercado Pago app. Through Mercado Pago we brought trust to the merchant-customer relationship, allowing online consumers to shop easily and safely, while giving them the confidence to share sensitive personal and financial data with us.

As we deployed our online-based payments solutions, we also observed that individuals, micro merchants and small and medium-sized enterprises’ (“SMEs”) in the physical world were being underserved or overlooked by incumbent payment providers and financial institutions in Latin America and that a very large number of retail transactions were still settled in cash throughout the region. Consequently, we have also aggressively deepened our payments offerings by growing our online-to-offline (“O2O”) products and services. We envision Mercado Pago as a powerful disruptive provider of end-to-end financial technology solutions that will generate financial inclusion to segments of the population that have been historically underserved and operate in the informal economy today.

We currently offer in our main markets solutions for:

•In-store physical payments by selling MPOS and quick response (“QR”) payment codes;

•Digital payment solutions for utilities, mobile phone top up, peer-to-peer payments and more through our mobile wallet;

•Pre-paid cards for users to spend and withdraw their account balances from their Mercado Pago wallet, as well as co-branded credit cards in Argentina;

•Merchant credits on and off the Mercado Libre Marketplace and Consumer Credits on the Mercado Libre Marketplace; and

•A money market fund to invest balances on Mercado Pago accounts, which we market under the name Mercado Fondo.

In July 2015 we began to expand our O2O payments offering by launching our MPOS initiative in Brazil, Mercado Pago Point, which allows long-tail merchants, SMEs, and individuals not only to receive in-person payments, but most importantly to enable them to offer installments on the products and services they historically sold only in cash. Our MPOS solution allows merchants and individuals to process physical credit and debit cards, either by reading the chip and entering a personal identification number (PIN) or by swiping it. Our MPOS device was designed specifically to fit the needs of underserved or overlooked individuals and SMEs, as we do not require a rental fee for the device and offer a competitive transaction fee structure that gives them the flexibility to advance their sales. It also gives these users access to our full suite of FinTech solutions by integrating with the Mercado Pago app and pre-paid card, without needing a bank account. We subsequently launched our physical point-of-sale solution in Argentina and Mexico during 2016.

The results of our MPOS business not only have been encouraging, but also have given us greater confidence that we are well positioned to capitalize on a large opportunity in payments and FinTech in the region. Since its launch, Mercado Pago Point has grown significantly and in Brazil total payment volume coming from MPOS devices is already double the volume of our online merchant service business.

We launched Mercado Credito, our credit solution, during the fourth quarter of 2016 in Argentina and during 2017 in Brazil and Mexico. Mercado Credito leverages our user base, which is not only loyal and engaged, but also has been historically underserved or overlooked by financial institutions and suffers from a lack of access to needed credit. Facilitating credit is a key service overlay that enables us to further strengthen the engagement and lock-in rate of our users, while also generating additional touchpoints and incentives to use Mercado Pago as an end-to-end financial solution. Initially, we began offering credit to our merchants given our distribution capabilities and in-depth understanding of their sales on the Mercado Libre Marketplace. This has also allowed us to develop our own proprietary credit risk models with unique data that differentiate our scoring from traditional financial institutions, as we are able to leverage machine learning and artificial intelligence algorithms that we historically used for fraud prevention. Additionally, because our merchants’ business flows through Mercado Pago, we are able to collect principal and interest payments from their existing sales on MercadoLibre’s Marketplaces, meaningfully reducing the risk of uncollectability on the loans we originate to our merchants.

Having identified a similar opportunity to fill a gap in terms of demand for credit, we have begun to originate working capital loans to merchants who adopt our MPOS solutions. Merchant credit to MPOS merchants was launched in Argentina and Brazil during the second half of 2018.

Because a significant segment of the population in Latin America does not have access to credit cards, and given that the access to credit is an enabler for consumers when purchasing high-ticket items, we have also identified a significant opportunity for consumer lending. We have begun to extend consumer credit to our buyers as well, leveraging their existing data on MercadoLibre’s Marketplaces and the distribution from our marketplace to proactively offer loans to them. Mercado Credito was introduced in Argentina in 2017, in Brazil in 2018 and in Mexico in 2019. Additionally, during 2019, as we better understand consumer’s behavior on our marketplace, we have rolled out Mercado Credito to selected buyers so that they can buy products and services off-platform in Argentina and Brazil.

During the second half of 2018, we launched our asset management product for individuals in Argentina and for individuals and businesses in Brazil. This product is a critical pillar to building our alternative two-sided network vision. It incentivizes our users to begin to fund their digital wallets with cash as opposed to credit or debit cards given that the return our product offers is greater than traditional checking accounts.

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

Our advertising platform enables businesses to promote their products and services on the Internet. Through our advertising platform, brands and sellers are able to display ads on our webpages through product searches, banner ads, or suggested products. Our advertising platform enables merchants and brands to have access to the millions of consumers that are on our marketplaces at any given time with the intent to purchase, which increases the likelihood of conversion.

Through Mercado Libre Classifieds, our online classified listing service, our users can also list and purchase motor vehicles, real estate and services in the countries where we operate. Classifieds listings differ from Marketplace listings as they only charge optional placement fees and not final value fees. Our classifieds pages are also a major source of traffic to our platform, benefitting both the Enhanced Marketplace and non-Marketplace businesses.

Complementing the services we offer, our online store solution, Mercado Shops allows users to set up, manage and promote their own online stores. These stores are hosted by Mercado Libre and offer integration with the rest of our ecosystem, namely our marketplaces and payment services. Users can select between a free model and a subscription-based model for enhanced functionalities and value added services on their store.

The following table shows the main services currently available in each country:

Country	Marketplace	Mercado Pago(*)	Mercado Envios
Argentina	✓	✓	✓
Brazil	✓	✓	✓
Mexico	✓	✓	✓
Uruguay	✓	✓	✓
Colombia	✓	✓	✓
Chile	✓	✓	✓
Peru	✓	✓
Venezuela, Ecuador, Costa Rica, Dominican Republic, Panama, Bolivia, Guatemala, Paraguay, Nicaragua, Honduras, El Salvador	✓

(*) Mercado Credito, our credit solution of Mercado Pago is available in Argentina, Brazil and Mexico.

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

More broadly, we strive to make inefficient markets more efficient through technology and in that process also generate value for our stockholders.

To achieve these objectives, we intend to pursue the following strategies:

•Continue to improve shopping experience for our users. We intend to continually enhance our e-commerce ecosystem in order to better serve individuals, brands, retailers and other businesses that want to buy or sell goods and services online in a convenient, simple and safe way. We are committed to continue investing in the development of new tools and technologies that facilitate web and mobile commerce on our platform. Within our constant focus on innovation, a key component of user experience is the vertical solutions we offer across key categories. We will continue to focus on improving the functionality of our websites and apps, building a verticalized experience in key categories, driving increased usage of our payments and shipping solutions to deliver a more efficient and safe shopping experience and providing our users with the help of a dedicated customer support department. We will continue to focus on increasing purchase frequency and transaction volumes from our existing users, including the development of our Mercado Puntos loyalty program for frequent buyers.

•Continue to grow our business and maintain market leadership. We focus on growing our business, achieving as many scale-related competitive advantages and strengthening our position as a preferred commerce and payments platform in each of the markets in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential user base that has resulted from the growth of Internet penetration rates in Latin America. We intend to achieve these goals through organic growth, by introducing our business in new countries and entering new category segments, by launching new transactional business lines, and through potential strategic acquisitions of key businesses and assets.

•Expand into additional transactional service offerings. Our strategic focus is to enable online transactions of multiple types of goods and services throughout Latin America. Consequently, we strive to launch online transactional offerings in new product and service categories where we believe business opportunities exist. These new transactional offerings include, but are not limited to, efforts involving: (a) offering additional product categories in our marketplace, (b) expanding our presence in vehicle, real estate and services classifieds, (c) maximizing utilization of Mercado Pago on our platform and expanding off-platform in online and offline transactions, (d) maximize the value and usage of account money through investments in Mercado Fondo ,(e) maximizing utilization of Mercado Envios, (f) expanding our Mercado Credito service, (g) offering enterprise software solutions to our online commerce business clients and (h) expanding our advertising offerings. We believe that a significant portion of our growth will be derived from these new or expanded product and service launches in the future.

•Increase monetization of our transactions. We focus on improving the revenue generation capacity of our business by implementing initiatives designed to maximize the revenues we generate from transactions on our platform. Some of these initiatives include increasing our fee structure, selling advertising on our platform, offering other e-commerce services and expanding our fee-based features.

•Take advantage of the natural synergies that exist between our services. We strive to leverage our various services and our Mercado Puntos loyalty program, to promote greater cross-usage and synergies, thereby creating a fully integrated ecosystem of e-commerce offerings. Consequently, we will continue to promote the adoption of our Mercado Envios logistics solution, our advertising solution, and our Mercado Pago payments solution on our Marketplace.

Enhanced Marketplace

Enhanced Marketplace is comprised of Mercado Libre Marketplace Service and Mercado Envios Service.

Non-Marketplace Services

Non-Marketplace Services are comprised of our Mercado Pago Service, Mercado Libre Classifieds Service, Mercado Libre Advertising Service, Mercado Shops Webstores Service and other anciliarry businesses.

Marketing

Our marketing strategy is designed to grow our platform by promoting the Mercado Libre and Mercado Pago brands, attracting new users, generating more frequent trading by our existing users and cross-selling services among our existing user base. To this end, we employ various means of advertising, including placement in leading online channels across Latin America, paid and organic positioning in leading search engines, email and push notification marketing, onsite marketing, presence in offline events and use of targeted promotional discount coupons. During 2019, we also launched Branding campaigns for Mercado Libre and Mercado Pago, executed on open TV, cable TV, Radio, Billboards and on online channels such as YouTube. We continued carrying out a complete coverage of promotional campaigns on commercial dates such as Child’s Day, Mother’s Day, Father’s Day, Christmas and dates specific to the e-commerce industry such as Hot Sale, CyberMonday and Black Friday. Our expenditures in marketing activities were $439.3 million during 2019 and $249.6 million during 2018.

Product Development and Technology

At December 31, 2019, we had 3,492 employees on our information technology and product development staff, an increase from 1,083 employees at December 31, 2018, due to new hires and as a consequence of improvements in our ecosystem products such as Mercado Credito, our loyalty program Mercado Puntos and Mercado Envios, which increased our information technology and product development staff. We incurred product development expenses (including salaries) in the amount of $223.8 million in 2019 and $146.3 million in 2018.

We continually work to improve both our Mercado Libre Marketplace and Mercado Pago websites so that they better serve our users’ needs and function more efficiently. A significant portion of our information technology resources are allocated to these purposes. We strive to maintain the right balance between offering new features and enhancing the existing functionality and architecture of our software and hardware.

The effective management of the Mercado Libre Marketplace and Mercado Pago software architecture and hardware requirements is as important as introducing additional and better features for our users. Because our business has grown relatively fast, we must ensure that our systems are capable of absorbing this incremental volume. Therefore, our engineers work to optimize our processes and equipment by designing more effective ways to run our platform.

We develop most of our software technology in-house. We have two development centers in Buenos Aires and one in Córdoba where we concentrate the majority of our development efforts, in addition to that we do have development centers in San Luis, Mendoza, Santa Fe and Entre Rios in Argentina. We also have other research and/or development centers in Uruguay, Brazil and Chile.

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

Since 2010, we have been continuously working on a deep technology overhaul to switch from a closed and monolithic system to an open and decoupled one. We split Mercado Libre into many small “cells”. A cell is a functional unit with its own team, hardware, data and source code. Cells interact with each other using Application Programming Interfaces, or API’s. All the Front-Ends are also being rewritten on top of these APIs. This effort has consumed a large amount of capital, people and management’s focus, and we intend to keep investing in this area. In October 2012, we opened our platform to the developer community during a launch event in Sao Paulo, Brazil. We seek to further open our platform to developers in the other locations in which we operate, with the objective of continuing to enhance our ecosystem.

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

In the classifieds advertising market, we compete with regional and local players with general or verticalized focus. In addition, we face competition from a number of large online communities and services that have expertise in developing e-commerce, facilitating online interaction, or both. Other large companies with strong brand recognition and experience in e-commerce, such as large newspapers or media companies, also compete in the online listing market in Latin America.

Mercado Pago competes with existing online and offline payment methods, including banks and other providers of traditional payment methods. Mercado Pago also competes in the rapidly evolving FinTech space with local and strong global players that are becoming increasingly interested in Latin America.

Intellectual Property Rights

We regard the protection of our intellectual property rights, such as, copyrights, trademarks, domain names and trade secrets as critical to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We have entered into confidentiality and invention assignment agreements with our employees and certain contractors. We have also established non-disclosure agreements with our employees, strategic partners and some suppliers in order to limit access to and disclosure of our proprietary information.

In particular, we pursue the registration of our trademarks in each country in which we operate as well as in the United States, in the European Union, in China and in certain other strategic countries.

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

We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that our licensees maintain the quality of the Mercado Libre brand, our licensees may take actions that could materially adversely affect the value of our proprietary rights or reputation.

Third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights by the content listing or the products offered on Mercado Libre. See “Item 3. Legal Proceedings” and “Item 1A. Risk factors—Risks related to our business—We could face legal and financial liability for the sale of items that infringe on the intellectual property and distribution rights of others and for information and material disseminated through our platforms” below. Additionally, we provide intellectual property rights owners with resources through our Brand Protection Program, to enforce their rights against questionable listings.

Employees

The following table shows the number of our employees by country at December 31, 2019:

Country	Number of Employees
Argentina	4,894
Brazil	2,644
Uruguay	1,000
Colombia	618
Mexico	265
Chile	248
Venezuela	21
Peru	13
Total	9,703

We manage operations in the remaining countries in which we have operations remotely from our headquarters in Argentina.

Our employees in Brazil are represented by an Information Technology Companies Labor Union in the State of São Paulo (“Sindicato dos Trabalhadores nas Empresas e Cursos de Informática do Estado de São Paulo”), some of our employees in Argentina are represented by the Commercial Labor Union (“Sindicato de Empleados de Comercio”) and our fulfillment employees in Argentina are represented by “Sindicato de Carga y Descarga” and some of our employees in Uruguay are represented by the Commercial Labor Union (“Federación Uruguaya de Empleados de Comercio y Servicios”). Unions or local regulations in other countries could also require that employees be represented. We consider our relations with our employees to be good and we implement a variety of human resources practices, programs and policies that are designed to hire, develop, compensate and retain our employees.

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

Government regulation

We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, electronic payments, privacy, data protection, taxation (including value added taxes (“VAT”), or sales tax collection obligations), obligations to provide information to certain authorities about transactions occurring on our platform or about our users, anti money laundering regulations, transport regulations and other legislation which also applies to other companies conducting business in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, consumer protection, digital signatures and personal privacy apply to online businesses. Some of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the increasing popularity and use of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These regulations could cover a wide variety of issues, including, without limitation, online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, electronic or mobile payments, freedom of expression, pricing, content and quality of products and services, taxation (including VAT or sales tax collection obligations, obligation to provide certain information about transactions that occurred through our platform, or about our users), advertising, intellectual property rights, consumer protection and information security.

Our Mercado Pago service is subject to regulation in the countries in which we operate, as described below:

Brazil

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

With the Authorization, Mercado Pago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all the obligations established in the current regulation, under penalty of (i) formal warning establishing a deadline for the remediation of non-compliance activity, (ii) pay penalties for non-compliance, or (iii) shut down our Mercado Pago business in Brazil for an indefinite period of time, which would be costly.

In November 2018, MercadoLibre, Inc., in accordance with Resoution 4.222, issued by the National Monetary Council (“CMN”), and Circulars 3.649 and 3.317, issued by the Central Bank of Brazil, filed with the Central Bank of Brazil an application for authorization to incorporate a financial institution in the modality of savings and loan associations (“Sociedade de Crédito Financiamento e Investimento – SCFI”), to be controlled by us. The purpose of this new company (which will be a financial institution in Brazil) will be to operate the activities related to the granting of Mercado Credito loans in a more efficient way and obtain better funding alternatives for the business. Currently, Mercado Credito loans in Brazil are carried out through correspondent banking agreements with partner financial institutions, since the direct provision of loans is restricted to financial institutions.

Colombia

During 2014 and 2015, Colombia enacted regulations which established specific requirements to open accounts and provide certain payment services, as well as policies for cash and risk management. In 2018 Colombia enacted further regulations requiring payment processors such as Mercado Pago to comply with certain security, privacy and anti-money laundering standards.

Uruguay and Peru

Uruguay and Peru have also enacted regulations that cover a wide variety of issues related to electronic payments or e-money, including, among other things, rules related to the requirement to obtain authorization from the relevant authority to operate, offer or provide certain payment services. In September 2016, we obtained the registration of our Uruguayan subsidiary before the Central Bank of Uruguay as an entity entitled to provide services of payments and collections. Thus, on November 1, 2016 Mercado Pago was launched in Uruguay.

Chile

In 2017 and 2018, Chile enacted regulations regarding the issuance and operation of payment cards, which could affect Mercado Pago's operations, including authorization to operate, anti-money laundering obligations, capital requirements and reserve funds, operational and security safeguards, among others. We submitted applications to obtain licenses to act as a prepaid card issuer and payment card operator in June and December 2019, respectively, in accordance with the provisions of the regulations mentioned above.

Mexico

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

In March 2018, Mexico enacted a new law that regulates both crowd-funders as well as providers of wallets and money transmittal services (the “Fintech Law”). Under the Fintech Law, institutions that provided the aforementioned services prior to its enactment are required to submitt an application to the Comisión Nacional Bancaria y de Valores (the Mexican National Banking Commission or the “CNBV”) to obtain a license, and may continue to provide those services while such license application is being procesed. Our Mexican subsidiary submitted an application to obtain such license in September 2019. The application is being currently processed by the CNBV.

Argentina

In January 2020, the Central Bank of Argentina enacted regulations relating to the payments services providers that applies to the FinTech institutions that are not financial institutions but nevertheless, provide payment services in at least one of the processes of the payments system. According to this regulation, payments services providers must register by April 1, 2020, in a new registry of payments services providers created by the Central Bank of Argentina. The regulation sets forth certain specific rules related to (i) the provision of information to users; (ii) keep the funds of the users deposited in a freely available bank account; (iii) allow the users dispose immediately the funds accredited (iv) provide information relating to the business of payments processing.

We continue to develop Mercado Pago and, particularly, our peer-to-peer lending business we may need to secure governmental authorizations or licenses or comply with regulations applicable to financial institutions, electronic payments and/or anti-money laundering in the countries where we offer this service. In this regard, since November 2016 the Argentine subsidiary of the Company is registered before the Argentine anti-money laundering authority (“Unidad de Información Financiera”) as an entity subject to certain reporting obligations pursuant to anti-money laundering local regulations relating to the issuance of prepaid cards and, for 2020, card aggregator activities.

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

The Argentine Ministry of Economy approved our main Argentina subsidiary as beneficiary of the Argentine Regime to promote the software industry. Benefits of receiving this status include a relief of 60% of total income tax related to software development activities and a 70% relief in payroll taxes related to software development activities. These tax benefits expired on December 31, 2019. A new law was enacted by Argentine government in June 2019 (knowledge-based economy promotional regime) which established new tax benefits as of January 1, 2020 to December 31, 2029 for certain companies that meet specific criteria. On January 20, 2020, a new resolution issued by Argentina’s Ministry of Productive Development suspended the application of the new regime until new provisions are issued. See Item 8 of Part II, “Financial Statements and Supplementary Data-Note 2-Summary of significant accounting policies-Income taxes.”

We are also subject to significant data protection and privacy-related regulations in many of the jurisdictions in which we operate. Further, some jurisdictions in which we operate are considering imposing additional restrictions or regulations.

In August 2018, Brazil approved its first comprehensive data protection law (“Lei Geral de Proteção de Dados Pessoais” or “LGPD”), which will be applicable from August 2020. In December 2018, the former President of Brazil issued Provisional Measure No. 869/2018 which makes some amended to the LGPD and importantly creates Brazil’s national data protection authority (the “ANDP”).

We have created a program to oversee the implementation of relevant changes to our business processes, compliance infrastructures and IT systems to reflect the new requirements and comply with LGPD by August 2020.

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

Available Information

Our Internet address is www.mercadolibre.com. Our investor relations website is investor.mercadolibre.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Our sustainability report is available on our investor relations website. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, the Compensation and the Nominating and Corporate Governance Committee are also available on our website and are available in print to any stockholder upon request in writing to MercadoLibre, Inc., Attention: Investor Relations, Arias 3751, 7th floor, Buenos Aires, Argentina, C1430CRG. Information on or connected to our website is neither part of nor incorporated into this report on Form 10-K or any other SEC filings we make from time to time.

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

Online commerce is still a developing market in Latin America. Our future revenues depend substantially on Latin American consumers’ and providers’ widespread acceptance and continued use of the Internet as a way to conduct commerce and to carry out specific financial transactions. For us to grow our user base successfully, more consumers and providers must accept and use new ways of conducting business and exchanging information. The price of personal computers and/or mobile devices and Internet access may limit our potential growth in certain areas or countries with low levels of Internet penetration and/or high levels of poverty. The infrastructure for the Internet in Latin America may not be able to support continued growth in the number of Internet users, their frequency of use or their bandwidth requirements.

Availability, transaction speeds, acceptance, interest and use of the Internet are all critical to our growth and services and the occurrence of any one or more the above challenges to Internet usage could have a material adverse effect on our business.

We operate in a highly competitive and evolving environment.

The e-commerce and omnichannel retail, e-commerce services, and digital content and electronic devices industries are relatively new in Latin America, rapidly evolving and intensely competitive, and we expect competition to become more intense in the future. Barriers to entry are relatively low and current offline and new competitors, including small businesses who want to create and promote their own stores or platforms, can easily launch new sites at relatively low cost using software that is commercially available. MercadoLibre’s Marketplace currently competes with a number of companies, including traditional brick and mortar retailers, including a growing number of those that have launched online offerings; online sales and auction services; other small services, including those that serve specialty markets; business-to-consumer online commerce services; and shopping comparison sites located throughout Latin America.

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

Mercado Pago competes with existing online and offline payment methods, including, among others, banks and other providers of financial services, particularly credit and debit cards, checks, money orders, and electronic bank deposits; international and local online payments services; the use of cash, which is often preferred in Latin America; and offline funding alternatives such as cash deposit and money transfer services, person-to-person payment services and mobile card readers. Some of these services may operate at lower commission rates than Mercado Pago’s current rates and, accordingly, we are subject to market pressures with respect to the commissions we charge for Mercado Pago services. Any or all of these companies could create competitive pressures, which could have a material adverse effect on our business, results of operations and financial condition.

Our competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively. They may devote greater resources to the development, promotion, and sale of products and services. Competing services tied to established banks and other financial institutions may offer greater liquidity and create greater consumer confidence in the safety and efficacy of their services. Established banks and other financial institutions currently offer online payments and those which do not yet provide such a service could quickly and easily develop it, including mobile phone carriers.

Larger, more well-established and well-financed companies may also acquire, invest in or enter into commercial relationships with competing businesses. Therefore, some of our competitors and potential competitors may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to website and systems development than us, which could adversely affect us.

Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner. Such efforts to expand places, and is expected to continue to place, a significant strain on our management, operational and financial resources.

We plan to continue to expand our operations by expanding our services internationally and developing and promoting new and complementary services. We may not succeed at expanding our operations in a cost-effective or timely manner, and our expansion efforts may not have the same or greater overall market acceptance as our current services. Furthermore, any new business or service that we launch that is not favorably received by users could damage our reputation and diminish the value of our brands. Similarly, a lack of market acceptance of these services or our inability to generate satisfactory revenues from any expanded services to offset their cost could have a material adverse effect on our business, results of operations and financial condition.

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

Furthermore, we may need to enter into relationships with various strategic partners, websites and other online service providers and other third parties necessary to our business. The increased complexity of managing multiple commercial relationships could lead to execution problems that can affect current and future revenues and operating margins. The expansion of our Mercado Pago business into new countries may also require a close commercial relationship with one or more local banks or other intermediaries, which may prevent, delay or limit the introductions of our services in such countries.

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

As a result of the emerging nature and related volatility of the markets and economies in the countries in which we compete, the increased variety of services offered on our website and the rapidly evolving nature of our business, it is particularly difficult for us to forecast our revenues or earnings accurately. In addition, we have no backlog and substantially all of our net revenues for each quarter are derived from listing fees, optional feature fees, up-front fees, final value fees, commissions on Mercado Pago payments, finance and interest fees, shipping fees and advertising that are earned during that quarter. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.

Any delay or problem with operating or upgrading our existing information technology infrastructure could cause a disruption in our business and adversely impact our financial results.

Our ability to operate our business on a day-to-day basis largely depends on the efficient operation of our information technology infrastructure and our cloud providers. We have been and are susceptible to hacking into our systems or other security breaches by unauthorized third parties. We are also susceptible to errors in connection with any systems upgrade or migration to a different hardware or software system, errors or incidents of our cloud providers, bugs or other problems for any of the software we use, either developed in-house or provided by third parties.

Most of our systems for operating the Mercado Libre ecosystem (Mercado Libre, Mercado Pago, Mercado Envíos, etc.) run on public cloud systems, in several locations around the United States to ensure high availability and backup locations. We also run some of our legacy systems on computer hardware located at the facilities of the Cyxtera Datacenters in Sterling, Virginia. These systems (whether over the public cloud or at the datacenter) and operations are vulnerable to damage or interruption from earthquakes, tornadoes, floods, fires, and other natural disasters, power loss, computer viruses, telecommunication failures, physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorism, and similar events.

The public cloud provider could also decide to close the facilities. Our disaster recovery plan may not be sufficient. We are working on developing an alternate cloud provider of hosting services but we are in an early stage and our systems are not fully redundant. We may have inadequate insurance coverage to compensate for any related losses. Any errors, defects, disruptions, interruptions, delays or cessation of service could result in significant disruptions to our business that could ultimately be more expensive, time consuming, and resource intensive than anticipated. Defects or disruptions in our technology infrastructure could adversely impact our ability to process transactions on our site or fulfill shipments, which could reduce our revenue, adversely affect our reputation with, or result in the loss of, user and negatively impact our financial results

We are subject to extensive government regulation and oversight. Failure to comply with existing and future rules and regulations in the jurisdictions in which we operate could adversely affect the operations of one or more of our businesses in those jurisdictions.

Our business is subject to the laws, rules, regulations and policies in the countries in which we operate, as well as the legal interpretation of such regulations by administrative bodies and the judiciary of those countries. Furthermore, because our services are accessible worldwide and we facilitate sales of goods to users worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws. The expansion of our business may also result in increased regulatory oversight and enforcement, as well as an claims by regulatory agencies and courts that we are required to obtain licenses to engage in certain business activity.

Enforcement of, failure, or perceived failure to comply with, laws, rules, regulations, policies or licensing requirements could result in criminal or civil lawsuits, penalties, fines, forfeiture of significant assets, an outright or partial restriction on our operations, enforcement in one or more jurisdictions, additional compliance and licensure requirements, and force us to change the way we or our users do business. Any changes in our or our users’ business methods could increase costs or reduce revenues or force us to prohibit listings of certain items for some locations.

The laws, rules, regulations and policies in the markets in which we operate include, but are not limited to, those governing internet regulation, privacy and user data protection, consumer protection, competition, banking, money transfer, domestic and cross-border electronic funds transfer, anti-money laundering, shipping, and the sale, storage and/or transportation of goods and services.

In addition, our operations in most of the countries where we operate are subject to risks related to compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and other local laws prohibiting corrupt payments to government officials and other third parties.

Internet Regulation

Many of the countries where we operate do not have specific laws governing the liability of Internet service providers, such as ourselves, for fraud, intellectual property infringement, by us our third-party users of our services or other illegal activities by third-party users of our services conducted over our platforms.

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

Privacy and user Data Protection

We are subject to laws relating to the collection, use, storage and transfer of personal data about our providers, employees and, principally, our users, especially regarding financial information. Several jurisdictions already have regulations in this area; and others are considering imposing additional restrictions or regulations. We expect this area of regulation to increase both in number and in the level of stringency. The entry into force of the General Data Protection Regulation (EU) 2016/679 (“GDPR”) in the European Union prompted various Latin American countries to start a reform process of their local data protection regimes. Brazil, for instance, has sanctioned a comprehensive data protection regulation mirroring European Union laws. Should we fail to comply with these laws, either by infringing upon the rights of data subjects or in the transfer of personal data, where in many cases the law applies not only to our interactions with third-parties, but also to transfers of information amongst employees of our Company in the course of their work for us, our subsidiaries, and other parties with which we have commercial relations, we may be subject to significant penalties and negative publicity, which would adversely affect us.

Consumer Protection

Government and consumer protection agencies have in the past received a substantial number of complaints about both the Mercado Libre Marketplace and Mercado Pago. These complaints are small as a percentage of our total transactions, but they could become large in aggregate (absolut) numbers over time. From time to time, we are involved in disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries have increased as our business has expanded. We are likely to receive new inquiries from regulatory agencies in the future, which may lead to actions against us. We have responded to inquiries from regulatory agencies and described our services and operating procedures and have provided requested information. If one or more of these agencies is not satisfied with our response to current or future inquiries, we could be subject to enforcement actions, injunctions, fines or penalties, or forced to change our operating practices in ways that could harm our business, or if during these inquiries any of our processes are found to violate any laws, or to constitute unfair business practices, we could be subject to civil damages, enforcement actions, fines or penalties. Such actions or fines could require us to restructure our business processes in ways that would harm our business and cause us to incur substantial costs.

Competition

We receive scrutiny from various governmental agencies under competition laws in the countries where we operate. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies or governmental agencies may allege that our actions violate antitrust or competition laws, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers, or other companies could give rise to regulatory action or antitrust investigations or litigation. Also, our business practices could give rise to regulatory action or antitrust investigations or litigation. Some regulators may perceive our business to have such a degree of market power that otherwise uncontroversial business practices could be deemed anticompetitive. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of Management time and effort, and could result in significant judgments against us.

Banking, Money Transmission and Domestic or Cross-Border Electronic Funds Transfer

A number of jurisdictions where we operate have enacted legislation regulating money transmitters and/or electronic payments or funds transfers. We believe we do not require a license under the existing statutes of Argentina, Peru and Colombia to operate Mercado Pago in those countries with Mercado Pago’s current legal and business structure. If our operation of Mercado Pago were found to be in violation of money services laws or regulations or any tax regulations, or engaged in an unauthorized banking or financial business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices or to become a financial entity. Any change to our Mercado Pago business practices that makes the service less attractive to users or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the Mercado Libre Marketplace, which would further harm our business. Even if we are not forced to change our Mercado Pago business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure that we would be able to obtain these licenses in a timely manner or at all.

We are already subject to regulation in Brazil, Argentina, Mexico, Chile, and Uruguay and could be subject in the short term to new regulations in Colombia, which would require us to obtain regulatory authorizations to operate certain services provided by Mercado Pago. The failure to obtain any such authorization, or the loss of the existing authorizations could cause us to (i) shut down our Mercado Pago business in the relevant jurisdiction for an indefinite period of time, which would be costly and time consuming, (ii) pay penalties for non-compliance or face other penalties such as the dismantling of Mercado Pago and/or (iii) limit the services we offer through Mercado Pago in the relevant jurisdiction or change our business practices, any of which could materially adversely affect our business and results of operations.

Anti-Money Laundering

Mercado Pago is or may be subject to anti-money laundering laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities or impose obligations to provide certain information about transactions that have occurred in our platform, or about our users. Because laws and regulations differ in each of the jurisdictions where we operate, as we roll-out and adapt Mercado Pago in other countries, additional verification and reporting requirements could apply. These regulations could impose significant costs on us and make it more difficult for new customers to join the Mercado Pago network. Future regulation, may require us to learn more about the identity of our Mercado Pago customers before opening an account, to obtain additional verification of customers and to monitor our customers’ activities more closely. These requirements, as well as any additional restrictions imposed by credit card associations, could raise our Mercado Pago costs significantly and reduce the attractiveness of Mercado Pago. Failure to comply with anti-money laundering laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

Shipping

A number of jurisdictions where we operate have enacted legislation regulating shipping services. We believe we are not required to have a license under the existing statutes of Argentina, Mexico, Colombia, Uruguay and Chile to operate Mercado Envios with its current structure. If Mercado Envios were found to be in violation of shipping services laws or regulations, or engaged in an unauthorized shipping business, we could be subject to liability, forced to cease doing business with residents of certain countries, or forced to change our business practices or to become a postal entity. Any change to our Mercado Envios business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the Mercado Libre Marketplace, which would further harm our business. Even if we are not forced to change our Mercado Envios business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure that we would be able to obtain these licenses in a timely manner or at all.

Sale, Storage and/or Transportation of Goods and Services

Laws specifying the scope of liability of providers of online services for the activities of their users through their online service are currently unsettled in most of the Latin American countries where we operate. We have implemented what we believe to be clear policies that are incorporated in our terms of use that prohibit the sale, storage and/or transport of certain items (both on our platform and/or in our fulfillment centers and/or through third party carriers providing services to Mercado Libre) and have implemented various actions to monitor and exclude unlawful goods and services from our marketplaces. Despite these efforts, we may be unable to prevent our users from exchanging, depositing and/or delivering unlawful goods or services (as applicable), or exchanging goods in an unlawful manner, and we may be subject to allegations of civil or criminal liability for the unlawful activities of these users.

More specifically, we are aware that certain goods, such as alcohol, tobacco, firearms, animals, adult material and other goods that may be subject to regulation by local or national authorities of various jurisdictions have been traded on the Mercado Libre Marketplace. We have at times been and may continue to be subject to fines for certain users’ sales of products that have not been approved by the government. We are also aware that certain goods expressly excluded from our shipping services pursuant to our policies were stored in our fulfillment centers and/or delivered through third-party carriers providing services to Mercado Libre. We cannot provide any assurances that we will successfully avoid civil or criminal liability for unlawful activities that our users carry out on the occasion of the use of our services in the future. If we suffer potential liability for any unlawful activities of our users, we may need to implement additional measures to reduce our exposure to this liability, which may require, among other things, that we spend substantial resources and/or discontinue certain service offerings. Any costs that we incur as a result of this liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition.

Our business is based on an Internet platform for commercial and financial transactions in which almost all activity depends on our users and is therefore largely outside of our control.

Our business is mainly dependent on users listing and purchasing items and services on our platform, and using our online financial services. We mostly depend on the commercial and financial activity that our users generate. Except for our incipient first party business, we do not choose which items will be listed, nor do we make pricing or other decisions relating to the products and services bought and sold on our platform. Therefore, the principal drivers of our business are largely outside of our control, and we depend on the continued preference for our online services by millions of individual users.

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

We could face legal and financial liability for the sale of items that infringe on the intellectual property and distribution rights of others and for information and material disseminated through our platforms.

Although our terms of use clearly prohibit the sale of counterfeit items or any items infringing upon third parties’ intellectual property rights on our platform and we have implemented solutions to exclude goods and services that have been determined to violate our term of use, we are not able to detect and remove every item that may infringe on the intellectual property rights of third parties. As a result, we have received in the past, and anticipate that we will receive in the future, complaints alleging that certain items listed or sold through the Mercado Libre Marketplace or Mercado Shops or using Mercado Pago infringe third-party copyrights, trademarks or other intellectual property rights. Content owners and other intellectual property rights owners have been active in defending their rights against online companies, including us. We have taken steps to work cooperate with intellectual property rights owners to seek to eliminate allegedly infringing items listed in the Mercado Libre Marketplace. Our user policy prohibits the sale of goods which may infringe third-party intellectual property rights, and we may suspend the account of any user who infringes third-party intellectual property rights. Despite these measures, some rights owners consider our efforts insufficient, and we anticipate that we will continue to receive legal claims from content and intellectual property owners alleging violations of their rights, which could result in substantial monetary awards, penalties or costly injunctions against us.

It is also possible that third parties could bring claims against us for defamation, libel, invasion of privacy, negligence, or other theories based on the nature and content of the materials disseminated through our platforms, particularly materials disseminated by our users. Other online services companies are facing several lawsuits for this type of liability. If we or other online services providers are held liable or potentially liable for information carried on or disseminated through our platforms, we may have to implement measures to reduce our exposure to this liability. Any measures we may need to implement may involve spending substantial resources and/or discontinuing certain services. Any costs that we incur as a result of liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition. In addition, public attention to liability issues, lawsuits and legislative proposals could impact the growth of Internet usage, and subsequently have a negative impact on our business results.

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

Mercado Pago is susceptible to potentially illegal or improper uses, including, fraudulent and illicit sales, money laundering, bank fraud and online securities fraud. In addition, Mercado Pago’s service could be subject to unauthorized credit card use, identity theft, break-ins to withdraw account balances, employee fraud or other internal security breaches, and we may be required to reimburse customers for any funds stolen as a result of such breaches. Merchants could also request reimbursement, or stop using Mercado Pago, if they are affected by buyer fraud.

We incur losses from claims of customers who did not authorize a purchase, from buyer fraud and from erroneous transmissions. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could result in Mercado Pago losing the right to accept credit cards for payment. If Mercado Pago is unable to accept credit cards, our business will be adversely affected given that credit cards are the most widely used method for funding Mercado Pago accounts. We have taken measures to detect and reduce the risk of fraud on Mercado Pago, such as running card security code (“CSC”) checks in some countries, requiring users to answer personal questions to confirm their identity, requiring users to confirm small debit amounts prior to authorizing high risk transactions, implementing caps on overall spending per users and data mining to detect potentially fraudulent transactions. However, these measures may not be effective against current and new forms of fraud. If these measures do not succeed, excessive charge-backs may arise in the future and our business will be adversely affected.

Our users may be the target of “phishing” emails or other intrusions that could subject us to investigations or liability.

Our users have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails that appear to be legitimate emails sent by Mercado Libre or Mercado Pago or by a user of one of our businesses, but direct recipients to fake websites operated by the sender of the email or misstates that certain payment was credited in Mercado Pago and request that the recipient send the product sold or send a password or other confidential information. Despite our efforts to mitigate “spoof” and “phishing” emails, those activities could damage our reputation and diminish the value of our brands or discourage use of our websites and increase our costs. We have received in the past, and anticipate that we will receive in the future, claims from users who received spoof emails and sent the product and did not receive the purchase price.

We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business.

A significant risk associated with e-commerce and communications is the secure transmission of confidential information over public networks. Currently, the majority of MercadoLibre users authorize us to bill their credit card accounts or debit their bank accounts directly, or use Mercado Pago to pay for their transactions. Our business involves the collection, storage, processing and transmission of customers’ personal data, including financial information. We rely on encryption and authentication necessary to provide the security and authentication technology to transmit confidential information securely, including customer credit card numbers and other account information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology that we use to protect customer transaction data.

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

Actual or perceived vulnerabilities or data breaches may lead to claims sanctions against us, and may compromise our reputation. We also expect to spend significant additional resources to protect against security or privacy breaches, and may be required to address problems caused by breaches. Additionally, while we maintain insurance policies, our current insurance policies may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. Some of our systems have experienced past security breaches and, although they did not have a material adverse effect on our operating results or reputation, there can be no assurance of a similar result in the future. We cannot assure you that our security measures will prevent security breaches or that failure to prevent them will not have a material adverse effect on our business, results of operations, financial condition and reputation. In addition, any breaches of network or data security at our customers, partners or vendors could have similar negative effects.

Our revenues depend substantially on final value fees, up-front fees, fees related to our payment solution and credits business, shipping and advertising fees, and such revenues may decrease if market conditions force us to lower such fees or if we fail to diversify our sources of revenue.

Our revenues currently depend primarily on final value fees, up-front fees, fees related to our payment solution and credits business and shipping and advertising fees. If market conditions force us to substantially lower our mentioned fees or if we fail to continue to attract new buyers and sellers, and if we are unable to effectively diversify and expand our sources of revenue, our profitability, results of operations and financial condition could be materially and adversely affected

We are subject to consumer trends and could lose revenue if certain items become less popular.

Our future revenues depend on continued demand for the types of goods that users list on the Mercado Libre Marketplace or pay with Mercado Pago on or off the Mercado Libre Marketplace. The popularity of certain categories of items, such as computer and electronic products, cellular telephones, toys, apparel and sporting goods, among consumers may vary over time due to perceived availability, subjective value, and trends of consumers and society in general. A decline in the demand for or popularity of certain items sold through the Mercado Libre Marketplace without an increase in demand for different items could reduce the overall volume of transactions on our platforms, resulting in reduced revenues.

In addition, certain consumer “fads” may temporarily inflate the volume of certain types of items listed on the Mercado Libre Marketplace, placing a significant strain on our infrastructure and transaction capacity. These trends may also cause significant fluctuations in our operating results from one quarter to the next.

Manufacturers may limit distribution of their products by dealers, prevent dealers from selling through us or encourage governments to limit e-commerce.

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

Inventory risk may adversely affect our operating results.

We are exposed to inventory risks that may adversely affect our operating results because of seasonality, new product launches, quick changes in product cycles and pricing, defective products, changes in user demand and user spending patterns, changes in consumer tastes with respect to our products, spoilage, and other factors. We strive to predict these trends, as overstocking or understocking products we sell could lead to lower sales, missed opportunities, and excessive markdowns, each of which could have a material impact on our business and operating results. Moreover, once we launch a new product, it may be difficult to determine appropriate product selection, and accurately forecast demand which could have a material adverse effect on our business.

Our failure to manage Mercado Pago and Mercado Fondo users’ funds properly would harm our business.

Our ability to manage and account accurately for Mercado Pago and Mercado Fondo users’ funds requires a high level of internal controls. As Mercado Pago and Mercado Fondo continue to grow, we must strengthen our internal controls accordingly. Mercado Pago and Mercado Fondo’s success requires significant consumer confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to properly manage customer funds could severely reduce customer use of Mercado Pago and Mercado Fondo.

We rely on banks or payment processors to fund transactions, and changes to credit card association fees, rules or practices may adversely affect our business.

Mercado Pago is not currently entitled to belong to or directly access credit and debit card associations. As a result, we must rely on banks or payment processors to process the funding of Mercado Pago transactions and Mercado Libre Marketplace collections, and must pay a fee for this service. From time to time, card associations may increase the interchange fees they charge for each transaction using one of their cards. The card processors of Mercado Pago and the Mercado Libre Marketplace have the right to pass any increases in interchange fees on to us as well as increase their own fees for processing. These increased fees increase the operating costs of Mercado Pago, reduce our profit margins from Mercado Pago operations and, to a lesser degree, affect the operating margins of the Mercado Libre Marketplace.

We are also required by processors to comply with card association operating rules. The card associations and their member banks set and interpret the card rules. Some of those member banks compete with Mercado Pago. Card companies could adopt new operating rules or re-interpret existing rules that we or Mercado Pago’s processors might find difficult or even impossible to follow. As a result, we could lose our ability to provide Mercado Pago customers the option of using debit or credit cards to fund their payments and MercadoLibre users the option to pay their fees using a debit or credit card. If Mercado Pago were unable to accept credit cards, our Mercado Pago business would be materially adversely affected.

We could lose the right to accept credit cards or pay fines if card processors determine that users are using Mercado Pago to engage in illegal or “high risk” activities or if users generate a large amount of chargebacks. Accordingly, we are continually working to prevent “high risk” merchants from using Mercado Pago. Additionally, we may be unable to access financing in the credit and capital markets at reasonable rates to fund our Mercado Pago operations and for that reason our profitability and total payments volume could materially decline.

The failure of the financial institutions with which we conduct business may have a material adverse effect on our business, operating results, and financial condition.

If the condition of the financial services industry deteriorates or becomes weakened for an extended period of time, any of the following factors could have a material adverse effect on our business, operating results, and financial condition:

•Disruptions to the capital markets or the banking system may materially adversely affect the value of investments or bank deposits we currently consider safe or liquid. We may be unable to find suitable alternative investments that are safe, liquid, and provide a reasonable return. This could result in lower interest income or longer investment horizons;

•We may be required to increase the installment and financing fees we charge to customers for purchases made in installments or cease offering installment purchases altogether, each of which may result in a lower volume of transactions completed;

•We may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so. Due to the nature of our Mercado Pago and Mercado Libre Marketplace businesses, we generate high account receivable, consumer and merchant loan, and consumer credit balances that we typically sell to financial institutions, and accordingly, lack of access to credit or significant changes to the terms of any existing credit, or bank liquidations could cause us to experience severe difficulties; and

•The failure of financial institution counterparties to honor their obligations to us under credit instruments could jeopardize our ability to rely on and benefit from those instruments. Our ability to replace those instruments on the same or similar terms may be limited under difficult market conditions.

A rise in interest rates may negatively affect our Mercado Pago payment volume.

In each of Brazil, Argentina, Mexico, Colombia, Chile, Uruguay and Peru we offer users the ability to pay for goods purchased in installments using Mercado Pago. In 2019 and 2018, installment payments represented 51.8% and 66.5%, respectively, of Mercado Pago’s total payment volume. To facilitate the offer of the installment payment feature, we pay interest to discount credit card coupons or we securitize credit card coupons through trusts. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users which would likely have a negative effect on Mercado Pago’s total payment volume.

Changes in Mercado Pago’s funding mix could adversely affect Mercado Pago’s results.

Mercado Pago pays significant transaction fees when customers fund payment transactions using certain credit cards, PagoMisCuentas and Pago Fácil, nominal fees when customers fund payment transactions from their bank accounts in Brazil, Argentina and Mexico, and no fees when customers fund payment transactions from an existing Mercado Pago account balance. Senders funded 71.3% and 72.8% of Mercado Pago’s payment volume using credit cards during 2019 and 2018, respectively (either in a single payment or in installments), and Mercado Pago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Customers may prefer credit card funding rather than bank account transfers for a number of reasons, including the ability to pay in installments in Brazil, Mexico and Argentina, the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us. Also, in Brazil, Mexico and Argentina, senders may prefer to pay by credit card without using installments to avoid the associated financial costs resulting in lower revenues to us.

Changes in Mercado Pago’s ticket mix could adversely affect Mercado Pago’s results.

The transaction fees Mercado Pago pays in connection with certain payment methods are fixed regardless of the ticket price, and certain costs incurred in connection with the processing of credit card transactions are also fixed. Currently, Mercado Pago charges a fee calculated as a percentage of each transaction. If Mercado Pago receives a larger percentage of low ticket transactions, our profit margin may erode, or we may need to raise prices, which, in turn, may affect the volume of transactions.

Our Mercado Credito solution exposes us to additional risks.

Our Mercado Credito solution is offered to certain merchants and consumers, and the financial success of this product depends on the effective management of the credit related risk. To assess the credit risk of a merchant and/or consumer seeking a loan under the Mercado Credito solution, we use, among other indicators, a risk model internally developed, as a credit quality indicator to help predict the merchants and/or consumer’s ability to repay the principal balance and interest related to the credit. This risk model may not accurately predict the creditworthiness of a merchant and/or consumer due to inaccurate assumptions about the particular merchant and/or consumer or the economic environment or limited product history, among other factors. The accuracy of the risk model and our ability to manage credit risk related to our Mercado Credito solution may also be affected by legal or regulatory changes (e.g., bankruptcy laws and minimum payment regulations), competitors’ actions, changes in consumer behavior, obtain funding resources, changes in the economic environment and other factors.

Like other businesses with significant exposure to credit losses, we face the risk that Mercado Credito merchants and consumers will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs.

The funding and growth of our Mercado Credito business is directly related to interest rates; a rise in interest rates may negatively affect our Mercado Credito business and results of operations.

We face significant risks related to our logistics network.

In Brazil, Argentina, Mexico, Colombia, Uruguay and Chile, we offer users our Mercado Envios shipping service through integration with local carriers. To achieve economies of scale, drive down shipping costs and eliminate friction for buyers and sellers, we generally pay local carriers directly for their shipping costs, and then we decide how much of those costs we transfer to our customers. If shipping costs increase, we may have to raise the shipping fees we charge to users which may have a negative effect on Mercado Envios’s shipping volume.

If we cannot pass on these increased fees to our customers, the resulting increase in operating costs of Mercado Envios could generate net losses in our Enhanced Marketplace operations.

We rely on local carriers to develop our shipping service.

If the services of local carriers are not available to us because of unfavorable contractual or commercial terms or for any other reason (i.e. trackers’ strike), we could lose our ability to provide shipping services to our customers, which could in turn have a material adverse effect on our shipping service, operating results, and financial condition.

Failure to successfully operate our fulfillment network may also negatively affect our business.

Through our logistics solution, Mercado Envios, we offer sellers on our platform fulfillment and warehousing services. If we do not adequately estimate customer demand to operate our fulfillment network successfully, it could result in excess or insufficient fulfillment capacity or result in increased costs. As we continue to add fulfillment centers, our fulfillment network may become more complex, and the operation of such centers may present significant challenges. Further, in connection with our fulfillment network service, we maintain the inventory of third parties that sell products through our platform, which increases the complexity of tracking inventory and operating our fulfillment network. Our failure to accurately forecast customer demand and properly handle inventory could result in unexpected costs and materially adversely affect our reputation or results of operations. Moreover, our ability to receive the inventory of third parties efficiently and ship orders to customers also may be negatively affected by natural or man-made disasters, extreme weather, geopolitical events and security issues, labor or trade disputes, and similar events which could have a material adverse effect on our shipping service, operating results, and financial condition.

We may not be able to adequately protect and enforce our intellectual property rights. We could potentially face claims alleging that our technologies infringe the property rights of others.

We regard the protection of our intellectual property rights as critical to our future success and rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We have entered into confidentiality and invention assignment agreements with our employees and certain contractors, and non-disclosure agreements with our employees and certain suppliers and strategic partners in order to limit access to and disclosure of our proprietary information. We cannot assure you that these contractual arrangements or the other steps that we have taken or will take in the future to protect our intellectual property will prove sufficient to prevent misappropriation of our technology, prevent counterfeit sale of our products, or deter independent third-parties from developing similar or competing technologies.

We pursue the registration of our intangible assets in each country where we operate, in the United States and in certain other countries worldwide. Effective intellectual property protection may not be available or granted to us by the appropriate regulatory authority in every country in which our services are made available online. We cannot assure you that we will always succeed in obtaining the intellectual property protection we need. If we are not successful, MercadoLibre’s ability to protect its brands in against third-party infringers would be compromised and we could face claims by any future trademark owners. Any claims relating to these issues, whether meritorious or not, could cause us to enter into costly royalty and/or licensing agreements. If any of these claims against us are successful we may also have to modify our brand name in certain countries. Any of these circumstances could adversely affect our business, results of operations and financial condition.

We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that our licensees maintain the quality of the Mercado Libre brand, our licensees may take actions that could affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, results of operations and financial condition.

To date, we have not been notified that our technology or products infringes on the proprietary rights of third parties, but third parties may claim infringement on our part with respect to past, current or future technologies or features of our services or of our products. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in the e-commerce segment grows. Any of these claims could be expensive and time consuming to litigate or settle and could have a material adverse effect upon our business, results of operations and financial condition.

We may not be able to secure licenses for technologies on which we rely.

We rely on certain technologies that we license from third parties that supply key database technology, operating system and specific hardware components for our services. We cannot assure you that these technology licenses will continue to be available to us on commercially reasonable terms. If we were not able to make use of this technology, we would need to obtain substitute technology that may be of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition. Although we generally have been able to renew or extend the terms of contractual arrangements with these service providers on acceptable terms, we cannot assure you that we will continue to be able to do so in the future.

Problems that affect our service providers could potentially adversely affect us as well.

A number of parties provide services to us or to our users. These services include the hosting of our servers, shipping and the postal and payments infrastructures that allow users to deliver and pay for goods and services, in addition to paying their Mercado Libre Marketplace bills. Financial, regulatory, or other problems that might prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, which would harm our business. Any security breach at one of these companies could also affect our customers and harm our business.

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

Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for these personnel is intense, and we cannot assure you that we will be able to successfully attract and retain sufficiently qualified personnel.

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

Risks related to doing business in Latin America

The success of other e-commerce companies is not an indication of our future financial performance, in part because of the markets in which we operate.

Several companies that operate e-commerce websites have been successful and profitable in the past. However, we operate in a business environment in Latin America that is different than the environment in which other e-commerce companies operate. These differences include the smaller size of the national markets, lower Internet adoption rates, lower confidence in remote payment mechanisms, less reliable postal and parcel services, and less predictable political, economic regulatory and legal environments. You should not interpret the success of any of these companies as indicative of our financial prospects.

We face the risk of political and economic crises, instability, terrorism, civil strife, labor conflicts, expropriation and other risks of doing business in emerging markets.

We conduct our operations in emerging market countries in Latin America. Economic and political developments in these countries, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, political instability, terrorism, civil strife, changes in laws and regulations, labor conflicts, expropriation or nationalization of property, and exchange controls could impact our operations or the market value of our common stock and have a material adverse effect on our business, financial condition and results of operations.

Our employees in Brazil and some of our employees in Argentina and Uruguay are currently represented by a labor union and employees in other Latin American countries may eventually become unionized. We may incur increased payroll costs and reduced flexibility under labor regulations if unionization in other countries were to occur, any of which may negatively impact our business. In addition, we could be affected by conflicts between unions which claim representation of our employees that could generate additional payroll costs and labor conflicts.

Although economic conditions may differ from one country to another, we cannot assure you that events in one country alone will not adversely affect our business, financial condition or the market value of our common stock.

Latin American governments have exercised and continue to exercise significant influence over the economies of the countries where we operate. This involvement, as well as political and economic conditions, could adversely affect our business.

Governments in Latin America frequently intervene in the economies of their respective countries and occasionally make significant changes in policy and regulations. Governmental actions to control inflation and other policies and regulations have often involved, among other measures, price controls, currency devaluations, capital controls and limits on imports. Our business, financial condition, results of operations and prospects may be adversely affected by changes in government policies or regulations, including such factors as: exchange rates and exchange control policies; inflation rates; interest rates; tariff and inflation control policies; price control policies; import duties and restrictions; liquidity of domestic capital and lending markets; electricity rationing; tax policies, including royalty, tax increases and retroactive tax claims; and other political, diplomatic, social and economic developments in or affecting the countries where we operate. Controls and any future changes to the legal and regulatory framework of the countries in which we operate, could adversely affect our business, financial condition and results of operations.

Reduced foreign investment in any of the countries where we operate may have a negative impact on such country’s economy, affecting interest rates and the ability of companies such as ours to access financial markets.

Latin America has experienced adverse economic conditions.

Latin American countries have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and economic instability. Currently, as a consequence of adverse economic conditions in global markets and lower commodity prices and demand for commodities, many Latin American economies have slow rates of growth, and some have entered recessions. The duration and severity of this slowdown is hard to predict and could adversely affect our business, financial condition, and results of operations. Additionally, certain countries have experienced or are currently experiencing severe economic crises, which may still have future effects.

Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls.

The currencies of many countries in Latin America, including Brazil, Argentina and Mexico, which together accounted for 95.5% and 93.9% of our net revenues for 2019 and 2018, respectively, have experienced volatility in the past. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which account, or are expected to account, for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us and generally restricts access to the international capital markets. For example, the devaluation of the Argentine Peso has had a negative impact on the ability of Argentine businesses to service their foreign currency denominated liabilities, led to high inflation, significantly reduced real wages, had a negative impact on businesses whose success is dependent on domestic market demand, and adversely affected the government’s ability to service its foreign debt obligations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of public accounts and the balance of payments of the countries where we operate, and may reduce export growth in those countries.

Certain of our subsidiaries may be subject to exchange control regulations that might restrict their ability to convert local currencies into U.S. dollars. In Argentina, distribution of dividends abroad is allowed under certain limits and as long as certain requirements are met. In addition, Brazilian law provides that whenever there is a serious imbalance in Brazil’s balance of payments or reason to foresee a serious imbalance, the Brazilian government may impose temporary restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil.

Exchange controls implemented by the Argentine Government on the acquisition of U.S. dollars and other foreign currencies could have a material adverse impact on our operations, business, financial condition and results of operations

The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Central Bank, which could eventually restrict the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Moreover, restrictions also currently apply to the acquisition of any foreign currency for holding as cash within Argentina. Additionally, the Argentine government implemented a new tax with a rate of 30% on certain transactions involving the acquisition of foreign currency.

There can be no assurance that the Central Bank of Argentina or other government agencies will not increase such controls or restrictions, make modifications to these regulations or establish more severe restrictions on currency exchange, which could affect the ability to make payments to foreign creditors or providers and dividend payments to foreign shareholders. These exchange controls and restrictions could materially adversely affect the business, financial condition and results of operations of our Argentine subsidiary and could significantly impact our ability to comply our foreign currency obligations, each of which could have a material adverse effect on our Company.

Our reporting currency is the U.S. dollar but our revenues are generated in the currencies of each country where we operate. Therefore, if the U.S. dollar strengthens relative to these foreign currencies, the economic value of our revenues in U.S. dollar terms will decline.

Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The currencies of certain countries where we operate, including most notably Brazil, Argentina and Mexico, have historically experienced significant devaluations. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as has occurred in some years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against the foreign currencies of countries in which we operate. For the year ended December 31, 2019, 63.6% of our net revenues were denominated in Brazilian Reais, 19.9% in Argentine Pesos and 12.0% in Mexican Pesos.

Our business, results of operations and financial condition are particularly sensitive to adverse developments in the Argentine economy.

Our results of operations and financial condition are particularly sensitive to business and economic conditions in Argentina. A significant part of our operations are conducted in Argentina, where our costs are incurred, for the most part, in Argentine Pesos.

In recent years, Argentina’s foreign debt rating has been downgraded on multiple occasions based on concerns regarding economic conditions and rising fears of increased inflationary pressures. This uncertainty may also adversely impact Argentina’s ability to attract capital.

The increasing level of inflation in Argentina has generated pressure for further depreciation of the Argentine Peso, which depreciated against the U.S. dollar by an approximately average of 41.1% in 2018 and 41.7% in 2019. If the current Argentine government is unable to address Argentina’s structural inflationary imbalances, the prevailing high rates of inflation may continue, which would have an adverse effect on Argentina’s economy.

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

These provisions include:

•advance notice requirements for stockholder proposals and director nominations;

•a staggered board of directors;

•limitations on the ability of stockholders to remove directors other than for cause;

•limitations on the ability of stockholders to own and/or exercise voting power over 20% of our common stock;

•limitations on the ability of stockholders to amend, alter or repeal our by-laws;

•the inability of stockholders to act by written consent;

•the authority of the board of directors to adopt a stockholder rights plan;

•the authority of the board of directors to issue, without stockholder approval, preferred stock with any terms that the board of directors determines and additional shares of our common stock; and

•limitations on the ability of certain stockholders to enter into certain business combinations with us, as provided under Section 203 of the Delaware General Corporation Law.

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

It may be difficult to enforce judgments rendered against us in U.S. courts.

Although we are a Delaware corporation, our subsidiaries and most of our assets are located outside of the U.S. Furthermore, most of our directors and officers and some experts named in this report reside outside the U.S. As a result, it may not be possible to effect service of process within the U.S. upon these persons. Moreover, uncertainty exists as to whether courts outside of the U.S. would recognize or enforce judgments rendered against us, our subsidiaries, or the abovementioned persons in U.S. courts and predicated on the civil liability provisions of U.S. federal securities laws. In addition, any original or enforcement action in a court outside the U.S. will be subject to compliance with procedural requirements under applicable local law, including the condition that the judgment does not violate the public policy of the applicable jurisdiction.

Risks related to our convertible senior notes

The conditional conversion feature of the 2028 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2028 Notes is triggered, holders of 2028 Notes will be entitled to convert the 2028 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2028 Notes, and even though our current intention is to satisfy our conversion obligation by delivering shares of our common stock (and cash in lieu of delivering any fractional share), we can decide to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2028 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal administrative, marketing and product development facilities are located in our offices in the City of Buenos Aires and the provinces of Buenos Aires, Córdoba, Mendoza, Entre Rios, Santa Fe and San Luis, Argentina; Brasilia, Florianópolis, São Paulo and Osasco, Brazil; Mexico City, Mexico; Aguada Park and Montevideo, Uruguay; Bogotá and Medellín, Colombia; Lima, Peru and Santiago de Chile, Chile. Currently, all of our offices are occupied under lease agreements, except for three of our Argentine offices. The leases for our facilities provide for renewal options. After expiration of these leases, we can renegotiate the leases with our current landlords, or move to another location. From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.

Our fulfillment centers for Mercado Envios are located in Axotlán, Municipio de Cuautitlán Izcalli, and in Tepotzotlán, both in Mexico State, Mexico, in Louveira and Cajamar, both in São Paulo State, Brazil and in Mercado Central, Buenos Aires, Argentina. Our crossdocking centers for Mercado Envios are located in Campinas and in Villa Guilherme, all of them in São Paulo State, Brazil, and in Sarandí and Mercado Central, all of them in Buenos Aires, Argentina. All of the fulfillment and crossdocking centers are occupied under lease agreements. Our Service Centers occupied under lease agreements for Mercado Envios are located in São Paulo, Ribeirão Preto, Curitiba, Goiânia, Brasília, Fortaleza, Contagem, Brazil and in Tlalnepantla, Municipio de Estado de México, Iztacalco, alcaldía de Ciudad de México, Guadalajara Jalisco, Escobedo Nuevo León and León Guanajuato, Mexico.

Our headquarters are located in Buenos Aires, Argentina. Our data centers are located in Virginia, United States, and occupy approximately 418 square meters. As of December 31, 2019, our owned and leased facilities (excluding data centers) provided us with square meters as follows:

	Argentina	Brazil	México	Others	Total
	(sq mt)	(sq mt)	(sq mt)	(sq mt)	(sq mt)
Owned facilities	14,547	-	-	-	14,547
Leased facilities	123,394	279,194	93,672	10,328	506,588
Total facilities	137,941	279,194	93,672	10,328	521,135

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Item 8 of Part II, “Financial Statements and Supplementary Data”—Note 13 Commitments and Contingencies—Litigation and Other Legal Matters.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity

Shares of our common stock, par value $0.001 per share, or our common stock, trade on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “MELI.” As of December 31, 2019, the closing price of our common stock was $571.94 per share. As of February 12, 2020, we had 20 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low per share sale prices for our common stock on the Nasdaq Global Select Market:

	High	Low
2019
1st quarter	$507.93	$296.59
2nd quarter	$641.39	$482.35
3rd quarter	$690.10	$537.29
4th quarter	$599.24	$482.95

2018
1st quarter	$413.94	$322.58
2nd quarter	$355.48	$285.35
3rd quarter	$384.39	$295.70
4th quarter	$369.51	$257.52

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the three-month period ending December 31, 2019.

Dividend Policy

After reviewing the Company’s capital allocation process the Board of Directors has concluded that it has multiple investment opportunities that can generate greater return to shareholders through investing capital into the business over a dividend policy. Consequently, the Board of Directors suspended the payment of dividend to shareholders as from the first quarter of 2018.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2019 is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

Performance Graph

The graph below shows the total stockholder return of an investment of $100 on December 31, 2007 through December 31, 2019 for (i) our common stock; (ii) The Nasdaq Composite Index; (iii) The S&P 500 Index; and (iv) the Dow Jones Ecommerce Index. The Dow Jones Ecommerce Index is a weighted index of stocks of companies in the e-commerce industry. Stock price performance shown in the graph below is not indicative of future stock price performance:

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

	Year Ended December, 31
(in millions)	2019 (*)	2018 (*)	2017 (*)	2016 (*)	2015 (*)
Statement of income data:
Net revenues (**)	2,296.3	1,439.7	1,216.5	844.4	651.8
Cost of net revenues	(1,194.2)	(742.6)	(496.9)	(307.5)	(215.0)
Gross profit	1,102.1	697.0	719.6	536.9	436.8

Operating expenses:
Product and technology development	(223.8)	(146.3)	(127.2)	(98.5)	(76.4)
Sales and marketing	(834.0)	(482.4)	(325.4)	(156.3)	(128.6)
General and administrative	(197.5)	(137.8)	(122.2)	(87.3)	(76.3)
Impairment of Long-Lived Assets	—	—	(2.8)	(13.7)	(16.2)
Loss on Deconsolidation of Venezuelan Subsidiaries (***)	—	—	(85.8)	—	—
Total operating expenses	(1,255.3)	(766.5)	(663.3)	(355.8)	(297.6)
(Loss)/Income from operations	(153.2)	(69.5)	56.3	181.1	139.2

Other income (expenses):
Interest income and other financial gains	113.5	42.0	45.9	35.4	20.6
Interest expense and other financial charges	(65.9)	(56.2)	(26.5)	(25.6)	(20.4)
Foreign currency (loss)/gains	(1.7)	18.2	(21.6)	(5.6)	11.1
Net (loss)/income before income tax (expense)/gain	(107.2)	(65.5)	54.1	185.3	150.5
Income tax (expense)/gain	(64.8)	28.9	(40.3)	(49.0)	(44.7)

Net (Loss)/income	(172.0)	(36.6)	13.8	136.4	105.8

(*)The table above may not total due to rounding.

(**)The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $261.2 million, $424.8 million and $181.6 million for the year ended December 31, 2019, 2018 and 2017, respectively

(***) Venezuelan result have been deconsolidated since December 1, 2017, therefore, our 2019 and 2018 results do not include Venezuelan segment results. Please refer to Note 2 from our audited consolidated financial statements for additional detail.

	At December 31,
(in millions, except for per share data)	2019	2018	2017	2016	2015
Balance sheet data:
Total assets	$4,781.7	$2,239.5	$1,673.2	$1,367.4	$1,003.6
Long term debt	631.4	602.2	312.1	301.9	294.3
Total liabilities	2,699.7	1,902.8	1,347.4	938.6	664.1
Net assets	2,082.0	336.7	325.8	428.9	339.5
Mandatorily redeemable convertible preferred stock	98.8	—	—	—	—
Common stock	0.05	0.05	0.04	0.04	0.04
Equity	1,983.1	336.7	325.8	428.9	339.5
Cash dividend declared per common share	$—	$—	$0.600	$0.600	$0.412

	Year Ended December 31,
	2019	2018	2017	2016	2015
(Loss)/Earnings per share data:
Basic net (loss)/income available to common stockholders per common share	$(3.71)	$(0.82)	$0.31	$3.09	$2.40
Diluted net (loss)/income per common share	$(3.71)	$(0.82)	$0.31	$3.09	$2.40
Weighted average shares(1):
Basic	48,692,906	44,529,614	44,157,364	44,157,251	44,155,680
Diluted	48,692,906	44,529,614	44,157,364	44,157,251	44,155,680
(1) Shares outstanding at December 31, 2019 were 49,709,955

	Year ended December 31,
(in millions)	2019 (11)	2018 (11)	2017 (11)	2016	2015
Other data:
Number of confirmed registered users at end of period (1)	320.6	267.4	211.9	174.2	144.6
Number of confirmed new registered users during period (2)	53.2	55.5	37.7	29.5	23.7
Gross merchandise volume (3)	$13,997.4	$12,504.9	$11,749.3	$8,048.1	$7,150.8
Number of successful items sold (4)	378.9	334.7	270.1	181.2	128.4
Number of successful items shipped (5)	306.9	221.7	150.7	86.5	45.2
Total payment volume (6)	$28,389.9	$18,455.9	$13,731.7	$7,753.7	$5,184.1
Total volume of payments on marketplace (7)	$13,051.7	$11,274.5	$9,627.6	$5,627.4	$3,764.7
Total payment transactions (8)	838.0	389.3	231.4	138.7	80.4
Unique buyers (9)	44.2	37.4	33.7	27.7	23.6
Unique sellers (10)	11.2	10.8	10.1	9.4	7.8
Capital expenditures	$141.4	$102.0	$83.5	$84.7	$109.3
Depreciation and amortization	$73.3	$45.8	$40.9	$29.0	$23.2

(1)Measure of the cumulative number of users who have registered on the Mercado Libre Marketplace and confirmed their registration, excluding Classifieds users.

(2)Measure of the number of new users who have registered on the Mercado Libre Marketplace and confirmed their registration, excluding Classifieds users.

(3)Measure of the total U.S. dollar sum of all transactions completed through the Mercado Libre Marketplace, excluding Classifieds transactions.

(4)Measure of the number of items that were sold/purchased through the Mercado Libre Marketplace, excluding Classifieds items.

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

(11)Data for 2017 includes Venezuelan metrics up to November 30, 2017 due to deconsolidation. Please refer to Note 2 of our audited consolidated financial statements for additional detail. Data since 2018 and 2019 excludes Venezuelan metrics.

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

The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2018 and applying them to the corresponding months in 2019, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The comparative FX neutral measures were calculated by using the average monthly exchange rates for each month during 2017 and applying them to the corresponding months in 2018, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.

The following table sets forth the FX neutral measures related to our reported results of the operations for years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2019	2018	Percentage Change	2019	2018	Percentage Change

Net revenues	$ 2,296.3	$ 1,439.7	59.5%	$ 2,763.5	$ 1,439.7	92.0%
Cost of net revenues	(1,194.2)	(742.6)	60.8%	(1,461.8)	(742.6)	96.8%
Gross profit	1,102.1	697.0	58.1%	1,301.7	697.0	86.8%

Operating expenses	(1,255.3)	(766.5)	63.8%	(1,602.5)	(766.5)	109.1%
Loss from operations	(153.2)	(69.5)	120.4%	(300.8)	(69.5)	332.9%

(*) The table above may not total due to rounding.

The table above shows an increase in loss from operations on an FX neutral basis, mainly as a result of an Argentine local currency devaluation (of an approximate average 41.7%) as of December 31, 2019 compared to December 31, 2018, which has a strong impact when estimating our Argentine operating expenses on an FX neutral basis.

	Year Ended December 31, (*)
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

•a discussion of our principal trends and results of operations for the years ended December 31, 2019, 2018 and 2017;

•a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•a discussion of our liquidity and capital resources, a discussion of our capital expenditures and a description of our contractual obligations; and

•a discussion of the market risks that we face.

For discussion on results from 2018 compared to 2017, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.

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

We offer our users an ecosystem of six integrated e-commerce services: the Mercado Libre Marketplace, the Mercado Pago FinTech solution, the Mercado Envios logistics service, the Mercado Libre advertising solution, the Mercado Libre Classifieds service and the Mercado Shops online webstores solution.

The Mercado Libre Marketplace, which we sometimes refer to as our marketplace, is a fully-automated, topically-arranged and user-friendly online commerce platform, which can be accessed through our website and mobile app. This platform enables both businesses and individuals to list merchandise and conduct sales and purchases online.

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

To further enhance our suite of e-commerce services, we launched the Mercado Envios shipping program in Brazil, Argentina, Mexico, Colombia, Chile and Uruguay. Through Mercado Envios, we offer a cost-efficient way to utilize our existing distribution chain to fulfill sales on our platform. Sellers that opt into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices. As of December 31, 2019, we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile and Colombia.

Through Mercado Libre Classifieds, our online classified listing service, our users can also list and purchase motor vehicles, real estate and services in the countries where we operate. Classifieds listings differ from Marketplace listings as they only charge optional placement fees and not final value fees. Our classifieds pages are also a major source of traffic to our platform, benefitting both the Enhanced Marketplace and non-Marketplace businesses.

Furthermore, we developed our Mercado Libre advertising platform to enable businesses to promote their products and services on the Internet. Through this platform, MercadoLibre’s sellers and large advertisers are able to display ads on our webpages.

Additionally, through Mercado Shops, our online store solution, users can set-up, manage and promote their own online stores. These stores are hosted by Mercado Libre and offer integration with the rest of the ecosystem, namely our marketplaces and payment services. Users can select between a free model and a subscription-based model for enhanced functionalities and value added services on their store.

Reporting Segments and Geographic Information

Our segment reporting is based on geography, which is the criterion our Management uses to evaluate our segment performance. Our geographic segments are Brazil, Argentina, Mexico and Other Countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Bolivia, Honduras, Nicaragua, El Salvador, Guatemala, Paraguay, Uruguay and the United States of America). Venezuela was one of our geographic segments until we deconsolidated our Venezuelan operations, effective as of December 1, 2017. Although we discuss long-term trends in our business, it is our policy not to provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our company and believe focusing on short-term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value.

The following table sets forth the percentage of our consolidated net revenues by segment for the years ended December 31, 2019, 2018 and 2017:

	Years ended December 31,
(% of total consolidated net revenues) (*)(**)	2019	2018	2017
Brazil	63.6%	60.2%	56.8%
Argentina	19.9	26.2	29.5
Mexico	12.0	7.6	4.2
Venezuela (***)	—	—	4.5
Other Countries	4.5	6.1	5.0

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.
(**)

The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $261.2 million, $424.8 million and $181.6 million for the year ended December 31, 2019, 2018 and 2017, respectively.

(***)	Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail

The following table summarizes the changes in our net revenues by segment for the years ended December 31, 2019, 2018 and 2017:

	Year ended		Change from 2018		Year ended		Change from 2017
	December 31,		to 2019 (*)(**)		December 31,		to 2018 (*)(**)
	2019	2018	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$ 1,461.5	$ 866.2	$ 595.3	68.7%	$ 866.2	$ 690.8	$ 175.4	25.4%
Argentina	456.3	376.6	79.8	21.2	376.6	359.4	17.2	4.8
Mexico	275.1	109.1	166.0	152.2	109.1	51.3	57.8	112.5
Venezuela (***)	—	—	—	—	—	54.3	(54.3)	(100.0)
Other Countries	103.3	87.8	15.5	17.7	87.8	60.7	27.1	44.6
Total Net Revenues	$ 2,296.3	$ 1,439.7	$ 856.7	59.5%	$ 1,439.7	$ 1,216.5	$ 223.1	18.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.
(**)

The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $261.2 million, $424.8 million and $181.6 million for the year ended December 31, 2019, 2018 and 2017, respectively.

(***)	Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

Recent Developments

Law No. 27,506 (knowledge-based economy promotional regime) interruption in Argentina.

The knowledge-based economy promotional regime was suspended on January 20, 2020 through a new resolution issued by Argentina’s Ministry of Productive Development until new rules for the application of the mentioned regime are issued. The Company will analyze whether it will be eligible to benefit from the law and its related tax benefits once the new regulations are issued. Please see note 2 of our audited consolidated financial statements for additional detail.

Regulation issued by Argentine Central Bank

In January 2020, the Central Bank of Argentina enacted regulations relating to payments services providers that applies to the FinTech institutions that are not financial institutions but nevertheless, provide payment services in at least one of the processes of the payments system. According to this regulation, payments services providers must register by April 1, 2020, in a new registry of payments services providers created by the Central Bank of Argentina. The regulation sets forth certain specific rules related to (i) the provision of information to users; (ii) keeping users’ funds deposited in a freely available bank account; (iii) allowing the users dispose immediately the funds accredited and (iv) providing information relating to the business of payments processing.

If the regulation had been in force as of December 31, 2019, the amount to be deposited in a freely available bank account would amount to $ 126.9 million.

Criminal complaint against our chief executive officer and others

On February 4, 2020, an Argentine federal prosecutor submitted to an Argentine judge a complaint (denuncia) alleging that certain sales of Argentine government securities, made by a common investment fund that holds balances for Mercado Pago customers, were based on non-public information about the government’s plans to extend the maturities of the securities. The complaint names our chief executive officer, as well as others who are not specifically identified, as having committed criminal fraud against the Argentine federal government. The complaint does not provide any specific evidence or theory to support the allegations. We have been informed that a judge has appointed another prosecutor and an inquiry has been initiated, but no formal charges have been presented.

Description of line items

Net revenues

We recognize revenues in each of our four geographical reporting segments. Within each of our segments, the services we provide generally fall into two distinct revenue streams: “Enhanced Marketplace” and “Non-Marketplace”.

The following table summarizes our consolidated net revenues by revenue stream for the years ended December 31, 2019, 2018 and 2017:

	Years ended
	December 31, (*)
Consolidated net revenues by revenue stream	2019	2018	2017
	(in millions)
Enhanced Marketplace (**)	$1,199.2	$702.4	$737.5
Non-Marketplace (***) (****)	1,097.1	737.3	479.1
Total	$2,296.3	$1,439.7	$1,216.5
(*) (**)

The table above may not total due to rounding.

The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $261.2 million, $424.8 million and $181.6 million for the year ended December 31, 2019, 2018 and 2017, respectively.

(***)	Includes, among other things, ad sales, classified fees, payment fees and other ancillary services.
(****)	Includes $949.9 million, $601.0 million and $356.4 million of Payment Fees for the year ended December 31, 2019, 2018 and 2017, respectively.

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

•payment fees;

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the years ended December 31, 2019, 2018 and 2017, no single customer accounted for more than 5.0% of our net revenues.

Our Mercado Libre Marketplace is available in 18 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay, Venezuela, Bolivia, Honduras, Nicaragua, El Salvador, Guatemala and Paraguay), and Mercado Pago is available in 7 countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico and Uruguay). Mercado Envios is available in 6 countries (Argentina, Brazil, Mexico, Colombia, Chile and Uruguay).

The functional currency for each country’s operations is the country’s local currency, except for Argentina, where the functional currency is the U.S. dollar due to Argentina’s status as a highly inflationary economy. See—“Critical accounting policies and estimates—Foreign Currency Translation” included below and Note 2 to our audited consolidated financial statements for highly inflationary economy details. Our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate.

Cost of net revenues

Cost of net revenues primarily includes bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, fraud prevention fees, certain taxes on revenues, certain taxes on revenues, cost of mobile point of sale products sold, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization, finance costs mainly related to funding our Mercado Pago business, shipping operating costs (including warehousing costs), carrier and other operation costs.

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 8.2%, 9.7% and 8.8% of net revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

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

We carry out the majority of our marketing efforts on the Internet. We enter into agreements with portals, search engines, social networks, ad networks and other sites in order to attract Internet users to the Mercado Libre Marketplace and convert them into registered users and active traders on our platform.

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

During 2017, and as a result of the lower U.S. dollar-equivalent cash flows expected from the Venezuelan business, and long-lived assets expected use, we concluded that certain real estate investments held in Venezuela, should be impaired. As a consequence, we estimated the fair value of the impaired long-lived assets, and recorded impairment losses of $2.8 million on June 30, 2017, by using the market approach and considering prices for similar assets.

Loss on deconsolidation of Venezuelan subsidiaries

As further described in Note 2 to our audited consolidated financial statements, effective as of December 1, 2017, we determined that we no longer meet the accounting criteria for control of our subsidiaries in Venezuela as a result of Venezuela’s recent selective default determination, restrictive exchange controls, suspension of foreign exchange market and the worsening in Venezuela macroeconomic environment that have significantly impacted the Company’s ability to make key financial decisions with respect to our Venezuelan subsidiaries. As a result, we deconsolidated our Venezuelan subsidiaries effective as of December 1, 2017, recorded an impairment of its investments in Venezuela, including net assets, intercompany balances and intangible assets and began reporting the results under the cost method of accounting. Since December 1, 2017, and as of December 31, 2019, we no longer include the balances, results of operations and cash flows of the Venezuelan subsidiaries in our audited consolidated financial statements.

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

The following table summarizes the composition of our income taxes for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
(In millons)	2019 (*)	2018 (*)	2017 (*)

Current:
U.S.	8.7	(0.0)	0.0
Non U.S.	39.6	64.0	64.8
	48.3	64.0	64.9
Deferred:
U.S.	(13.6)	(3.6)	1.8
Non U.S.	30.0	(89.3)	(26.4)
	16.5	(92.9)	(24.6)
Income tax expense/(gain)	64.8	(28.9)	40.3

(*) The table above may not total due to rounding. No asset tax expense was recorded for the years ended December 31, 2019, 2018 and 2017.

Seasonality

The following table presents certain unaudited quarterly financial information for each of the twelve quarters set forth below:

	Quarter Ended
(in millions, except for share data)	March 31,	June 30,	September 30,(*)	December 31,(**)
2019
Net Revenues (***)	$ 473.8	$ 545.2	$ 603.0	$ 674.3
Gross profit	237.0	272.4	284.3	308.3
Net Income/(loss)	11.9	16.2	(146.1)	(54.0)
Net Income/(loss) per share-basic	0.13	0.31	(2.96)	(1.11)
Net Income/(loss) per share-diluted	0.13	0.31	(2.96)	(1.11)
Weighted average shares
Basic	45,980,255	49,318,522	49,710,723	49,709,955
Diluted	45,980,255	49,318,522	49,710,723	49,709,955

2018
Net Revenues (***)	$ 321.0	$ 335.4	$ 355.3	$ 428.0
Gross profit	162.8	159.7	169.7	204.8
Net loss	(12.9)	(11.3)	(10.1)	(2.3)
Net Income loss per share-basic	(0.29)	(0.25)	(0.23)	(0.05)
Net loss per share-diluted	(0.29)	(0.25)	(0.23)	(0.05)
Weighted average shares
Basic	44,157,364	44,157,364	44,588,704	45,202,859
Diluted	44,157,364	44,157,364	44,588,704	45,202,859

2017
Net Revenues (***)	$ 269.7	$ 283.9	$ 304.9	$ 358.1
Gross profit	168.9	171.6	175.8	203.4
Net Income/(loss)	48.5	5.3	27.7	(67.7)
Net Income/(loss) per share-basic	1.10	0.12	0.63	(1.53)
Net Income/(loss) per share-diluted	1.10	0.12	0.63	(1.53)
Weighted average shares
Basic	44,157,364	44,157,364	44,157,364	44,157,364
Diluted	44,157,364	44,157,364	44,157,364	44,157,364

(*)Net Loss for the quarter ended September 30, 2019 includes tax valuation allowances charges from Mexican and Colombian segments of $98.8 million.

(**) The quarter ended December 31, 2017 includes special items charges regarding the deconsolidation of our Venezuelan subsidiaries. Effective as of December 1, 2017, the Company no longer presents the results of its Venezuelan subsidiaries in its consolidated financial statements. Please refer to note 2 of our audited consolidated financial statements for additional detail.

(***)The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $261.2 million, $424.8 million and $181.6 million for the year ended December 31, 2019, 2018 and 2017, respectively.

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

We recorded an impairment of long-lived assets of $2.8 million on June 30, 2017 relating to certain real estate investments in Venezuela. The carrying amount was adjusted to its estimated fair value by using the market approach and considering prices for similar assets.

Goodwill and intangible assets with indefinite useful life are reviewed at the end of the year for impairment or more frequently, if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level (considering each of our segment as a reporting unit) by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of such reporting unit.

For the year ended December 31, 2019, the fair values of the reporting units were estimated using the income approach. Cash flow projections used were based on financial budgets approved by Management. We use discount rates to each reporting unit in the range of 15.4% to 20.0%. The average discount rate used for 2019 was 17.3%. That rate reflected our estimated weighted average cost of capital. Key drivers in the analysis include Average Selling Price (“ASP”), Take Rate defined as marketplace revenues as a percentage of Gross Merchadise Volume (“GMV”), Total Payment Volume Off Platform (“TPV Off”), Off Platform Take Rate defined as off platform revenues as a percentage of TPV Off, Wallet and Point TPV per Payer, Wallet Users over Total Population and Active Point devices. In addition, the analysis includes a business to e-commerce rate, which represents growth of e-commerce as a percentage of Gross Domestic Product, Internet penetration rates as well as trends in our market share.

For the year ended December 31, 2019, based on quantitative assessments, we have determined that the fair value of all the reporting units and the intangible assets with indefinite useful lives, are greater than their respective carrying amounts.

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

We are exposed to losses due to uncollectable accounts, chargebacks and credits to users. Allowances for these items represent our estimate of future losses based on our historical experience. The allowances for doubtful accounts and for chargebacks are recorded as charges to sales and marketing expenses. Historically, our actual losses have been consistent with our estimated charges. However, future adverse changes to our historical experience for doubtful accounts, loans receivable and chargebacks could have a material impact on our future consolidated statements of income and cash flows.

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

From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as discussed in “Item 3—Legal Proceedings,” and in Note 13 to our audited consolidated financial statements. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves accordingly. However, even if successful, our defense could be costly and could divert Management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay material damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. At December 31, 2019, we had a valuation allowance on certain foreign net operating losses and foreign tax credit based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income tax expense” line in our consolidated statement of income. Please refer to note 2 and 12 to the consolidated financial statements for additional information regarding income tax and tax reforms.

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

Statement of income data

	Year Ended December 31, (**)
(In millions)	2019 (*)	2018 (*)	2017 (*)

Net revenues (***)	$ 2,296.3	$ 1,439.7	$ 1,216.5
Cost of net revenues	(1,194.2)	(742.6)	(496.9)
Gross profit	1,102.1	697.0	719.6

Operating expenses:

Product and technology development	(223.8)	(146.3)	(127.2)
Sales and marketing	(834.0)	(482.4)	(325.4)
General and administrative	(197.5)	(137.8)	(122.2)
Impairment of Long-Lived Assets	-	-	(2.8)
Loss on Deconsolidation of Venezuelan Subsidiaries	-	-	(85.8)
Total operating expenses	(1,255.3)	(766.5)	(663.3)
(Loss)/Income from operations	(153.2)	(69.5)	56.3

Other income (expenses):
Interest income and other financial gains	113.5	42.0	45.9
Interest expense and other financial charges	(65.9)	(56.2)	(26.5)
Foreign currency (loss)/gains	(1.7)	18.2	(21.6)
Net (loss)/income before income tax expense	(107.2)	(65.5)	54.1

Income tax (expense)/gain	(64.8)	28.9	(40.3)
Net (loss)/income	$ (172.0)	$ (36.6)	$ 13.8

(*) The table above may not total due to rounding.

(**) Venezuelan result have been deconsolidated since December 1, 2017, therefore, our 2019 and 2018 results do not include Venezuelan segment results.

(***) The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $261.2 million, $424.8 million and $181.6 million for the year ended December 31, 2019, 2018 and 2017, respectively.

	Year Ended December 31, (**)
(% of net revenues)	2019 (*)	2018 (*)	2017 (*)

Net revenues	100.0	100.0	100.0
Cost of net revenues	(52.0)	(51.6)	(40.8)
Gross profit	48.0	48.4	59.2

Operating expenses:

Product and technology development	(9.7)	(10.2)	(10.5)
Sales and marketing	(36.3)	(33.5)	(26.7)
General and administrative	(8.6)	(9.6)	(10.0)
Impairment of Long-Lived Assets	-	-	(0.2)
Loss on Deconsolidation of Venezuelan Subsidiaries	-	-	(7.0)
Total operating expenses	(54.7)	(53.2)	(54.5)
(Loss)/Income from operations	(6.7)	(4.8)	4.6

Other income (expenses):
Interest income and other financial gains	4.9	2.9	3.8
Interest expense and other financial charges	(2.9)	(3.9)	(2.2)
Foreign currency (losses)/gains	(0.1)	1.3	(1.8)
Net (loss)/income before income tax expense	(4.7)	(4.5)	4.4

Income tax (expense)/gain	(2.8)	2.0	(3.3)
Net (loss)/income	(7.5)	(2.5)	1.1

(*) Percentages have been calculated using the whole figures instead of rounding figures. The table above may not total due to rounding.

(**) Venezuelan result have been deconsolidated since December 1, 2017, therefore, our 2019 and 2018 results do not include Venezuelan segment results.

Principal trends in results of operations

Gross profit margins

Our gross profit margins are defined by total net revenues minus total cost of net revenues, as a percentage of net revenues.

Our gross profit margins remained stable at 48.0% and 48.4% for the years ended December 31, 2019 and 2018, respectively.

In the future, gross profit margins could decline if we continue to offer free shipping and warehousing services and the penetration of our payment solution and our shipping service grows faster than our marketplace sales.

Operating (loss)/income margins

For the year ended December 31, 2019 as compared to year ended December 31, 2018, operating loss margin increased from a negative margin of 4.8% to a negative margin of 6.7%. This increase is primarily a consequence of the increase in sales and marketing expenses (mainly related to branding initiatives and bad debt expenses related to credit business in Brazil), calculated as a percentage of net revenues.

As we continue to invest in product development, sales and marketing and human resources in order to promote our services and capture the long-term business opportunities, we may experience decreases in operating margins.

Net revenues

	For the years ended		Change from 2018		For the years ended		Change from 2017
	December 31,		to 2019 (*)		December 31,		to 2018 (*)
	2019	2018	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues (**)	$ 2,296.3	$ 1,439.7	$ 856.7	59.5%	$ 1,439.7	$ 1,216.5	$ 223.1	18.3%
As a percentage of net revenues (*)	100.0%	100.0%			100.0%	100.0%
(*) (**)

Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $261.2 million, $424.8 million and $181.6 million for the year ended December 31, 2019, 2018 and 2017, respectively.

Our net revenues grew 59.5% in year ended December 31, 2019 as compared to the same period in 2018. The increase in net revenues is mainly attributable to increases in the enhanced marketplace net revenues of 70.7% related to an increase in local currency gross merchandise volume in Argentina, Brazil and Mexico of 83%, 23% and 49%, respectively. In addition, the increase in net revenues was attributable to:

a)a decrease of $163.6 million, or 38.5%, in shipping subsidies that are netted from revenues, during the year ended December 31, 2019 as compared to the same period in 2018; and

b)an increase of $90.8 million for the year ended December 31, 2019, as compared to the same period in 2018, related to the flat fee we charge for transactions below a certain merchandise value, mainly in Brazil.

Our non-marketplace revenues increased 48.8%, from $737.3 million for year ended December 31, 2018 to $1,097.1 million for the year ended December 31, 2019. This increase is mainly generated by a 53.8% increase in our total payment volume, mainly associated with off-platform transactions, financing and credits businesses for the year ended December 31, 2019 as compared to the same period in 2018.

The increase in our net revenues was partially offset by an average devaluation of the Argentine Peso of approximately 41.7% for the year ended December 31, 2019 as compared to the same period in 2018.

	Years ended		Change from 2018		Years ended		Change from 2017
	December 31,		to 2019 (*)		December 31,		to 2018 (*)
Net Revenues by segment and revenue stream	2019	2018	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Enhanced Marketplace	$ 731.2	$ 393.0	$ 338.2	86.1%	$ 393.0	$ 404.8	$ (11.8)	-2.9%
Non-Marketplace	730.3	473.2	257.1	54.3%	473.2	286.0	187.2	65.4%
	1,461.5	866.2	595.3	68.7%	866.2	690.8	175.4	25.4%
Argentina
Enhanced Marketplace	$ 211.7	$ 195.0	$ 16.7	8.6%	$ 195.0	$ 227.6	$ (32.6)	-14.3%
Non-Marketplace	244.6	181.6	63.0	34.7%	181.6	131.8	49.8	37.8%
	456.3	376.6	79.8	21.2%	376.6	359.4	17.2	4.8%
Mexico
Enhanced Marketplace	$ 207.5	$ 73.7	$ 133.8	181.4%	$ 73.7	$ 29.9	$ 43.9	146.7%
Non-Marketplace	67.6	35.3	32.3	91.2%	35.3	21.4	13.9	64.8%
	275.1	109.1	166.0	152.2%	109.1	51.3	57.8	112.5%
Venezuela (**)
Enhanced Marketplace	$ —	$ —	$ —	0.0%	$ —	$ 50.6	$ (50.6)	-100.0%
Non-Marketplace	—	—	—	0.0%	—	3.7	(3.7)	-100.0%
	—	—	—	0.0%	—	54.3	(54.3)	-100.0%
Other countries
Enhanced Marketplace	$ 48.7	$ 40.6	$ 8.1	19.8%	$ 40.6	$ 24.6	$ 16.1	65.4%
Non-Marketplace	54.6	47.2	7.5	15.8%	47.2	36.1	11.0	30.5%
	103.3	87.8	15.5	17.7%	87.8	60.7	27.1	44.6%
Consolidated
Enhanced Marketplace (***)	1,199.2	702.4	496.8	70.7%	702.4	737.5	(35.1)	-4.8%
Non-Marketplace (****)	1,097.1	737.3	359.9	48.8%	737.3	479.1	258.2	53.9%
Total	$ 2,296.3	$ 1,439.7	$ 856.7	59.5%	$ 1,439.7	$ 1,216.5	$ 223.1	18.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.
(**)	Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.
(***)

The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $261.2 million, $424.8 million and $181.6 million for the year ended December 31, 2019, 2018 and 2017, respectively.

(****)	Includes, among other things, payment fees, ad sales, classified fees and other ancillary services.

On a segment basis, our net revenues for the years ended December 31, 2019 and 2018, increased across all geographic segments, except for the Venezuelan segment which was deconsolidated as of December 1, 2017.

Brazil

Enhanced Marketplace revenue in Brazil increased 86.1% in the year ended December 31, 2019 as compared to the same period in 2018. This increase was primarily a consequence of: i) a 23% increase in local currency gross merchandise volume; ii) a 159.8 million decrease in shipping subsidies related to our free shipping initiative, which is presented netted from revenues when we act as an agent; and iii) an increase of $83.5 million as a result of the implementation of a flat fee for transactions below a certain merchandise value. Non-Marketplace revenues grew by 54.3%, a $257.1 million increase, during year ended December 31, 2019 as compared to the same period in 2018, mainly driven by a 124.7% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), financing and credits businesses.

Argentina

Enhanced Marketplace revenues in Argentina increased 8.6% in the year ended December 31, 2019 as compared to the same period in 2018. The increase was primarily a consequence of: i) a 83% increase in local currency gross merchandise volume and ii) an increase of $6.9 million as a result of the implementation of a flat fee for transactions below a certain merchandise value. This increase was partially offset by: i) a 41.7% approximately average devaluation of the local currency and ii) an increase of $7.4 million in shipping subsidies related to our free shipping initiative, which is presented netted from revenues when we act as an agent. Non-Marketplace revenues grew 34.7%, a $63.0 million increase, during year ended December 31, 2019 as compared to the same period in 2018, mainly driven by a 132.8% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), financing and credits businesses, partially offset by the aforementioned devaluation of the local currency.

Mexico

Enhanced Marketplace revenues in Mexico increased 181.4% in the year ended December 31, 2019, as compared to the same period in 2018, mainly due to: i) the reduced impact on revenues of shipping costs on revenues related to certain shipping services when we started acting as principal as of November 2018 and ii) a 49% increase in local currency gross merchandise volume. Non-Marketplace revenues grew 91.2%, a $32.3 million increase, during the year ended December 31, 2019 as compared to the same period in 2018, mainly driven by increases in the volume of off-platform payments transactions, financing and credit businesses.

Venezuela

Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2019
Net revenues (**) (***)	$ 473.8	$ 545.2	$ 603.0	$ 674.3
Percent change from prior quarter	11%	15%	11%	12%
2018
Net revenues (**) (***)	$ 321.0	$ 335.4	$ 355.3	$ 428.0
Percent change from prior quarter	-10%	4%	6%	20%
2017
Net revenues (**) (***)	$ 269.7	$ 283.9	$ 304.9	$ 358.1
Percent change from prior quarter	5%	5%	7%	17%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.
(**)

The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $261.2 million, $424.8 million and $181.6 million for the year ended December 31, 2019, 2018 and 2017, respectively.

(***)	Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

The following table set forth the growth in net revenues in local currencies for the years ended December 31, 2019 and 2018:

	Changes from (*)
(Revenue growth in Local Currency) (**)	2018 to 2019	2017 to 2018
Brazil	81.6%	44.5%
Argentina	115.6%	73.0%
Mexico	149.9%	118.2%
Other Countries	30.5%	47.5%
Total Consolidated	92.0%	49.7%

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

See also the “Non-GAAP Financial Measures” section for details on FX neutral measures.

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

Cost of net revenues

	Years ended		Change from 2018		Years ended		Change from 2017
	December 31,		to 2019 (*)		December 31,		to 2018 (*)
	2019	2018	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$ 1,194.2	$ 742.6	$ 451.5	60.8%	$ 742.6	$ 496.9	$ 245.7	49.4%
As a percentage of net revenues (*)	52.0%	51.6%			51.6%	40.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2019 as compared to the year ended December 31, 2018, the increase of $451.5 million in cost of net revenues was primarily attributable to: i) a $155.5 million increase in shipping carrier and operating costs; ii) an increase in collection fees of $107.6 million, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher transactions volume of Mercado Pago in those countries; iii) a $64.2 million increase in cost of products sold attributable to increased sales of our mobile point of sale devices in Brazil, Argentina and Mexico; iv) a $49.9 million increase in sales taxes, mainly related to the growth of our Argentine and Brazilian operations; v) a $30.6 million increase in finance costs mainly related to funding our Mercado Pago business; and vi) a $21.6 million increase in customer support costs mainly as a consequence of higher salaries and wages due to new hires and temporary customer support workers.

Product and technology development

	Years ended		Change from 2018		Years ended		Change from 2017
	December 31,		to 2019 (*)		December 31,		to 2018 (*)
	2019	2018	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$ 223.8	$ 146.3	$ 77.5	53.0%	$ 146.3	$ 127.2	$ 19.1	15.0%
As a percentage of net revenues (*)	9.7%	10.2%			10.2%	10.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2019 as compared to the year ended December 31, 2018, the 53.0% increase in product and technology development expenses amounted to $77.5 million and was primarily attributable to: i) a $32.0 million increase in salaries and wages; ii) a $29.2 million increase in other product and technology development expenses primarily related to office expenses and certain tax withholdings; and iii) a $9.1 million increase in depreciation and amortization expenses.

We believe product development is one of our key competitive advantages and intend to continue to invest in adding engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing

	Years ended		Change from 2018		Years ended		Change from 2017
	December 31,		to 2019 (*)		December 31,		to 2018 (*)
	2019	2018	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$ 834.0	$ 482.4	$ 351.6	72.9%	$ 482.4	$ 325.4	$ 157.1	48.3%
As a percentage of net revenues (*)	36.3%	33.5%			33.5%	26.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2019, the $351.6 million increase in sales and marketing expenses when compared to the year ended December 31, 2018 was primarily attributable to: i) an increase of $189.7 million in online and offline marketing expenses, mainly in Brazil, Mexico and Argentina, ii) an increase of $41.2 million in other sales expenses, iii) a $35.1 million increase in chargebacks from credit cards due to the increase in our Mercado Pago transactions volume, iv) a $33.9 million increase in our buyer protection program expenses, mainly in Brazil and Mexico, v) a $31.2 million increase in bad debt expenses mainly related to our credit portfolio; and vi) a $19.1 million increase in salaries and wages.

General and administrative

	Years ended		Change from 2018		Years ended		Change from 2017
	December 31,		to 2019 (*)		December 31,		to 2018 (*)
	2019	2018	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$ 197.5	$ 137.8	$ 59.7	43.3%	$ 137.8	$ 122.2	$ 15.6	12.7%
As a percentage of net revenues (*)	8.6%	9.6%			9.6%	10.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2019 the $59.7 million increase in general and administrative expenses when compared to the same period in 2018 was primarily attributable to: i) a $29.2 million increase in salaries and wages; ii) a $14.9 million increase in legal, tax and other fees; and iii) a $13.2 million increase in other general and administrative expenses, mainly related to certain tax withholdings.

Impairment of Long-Lived Assets

	Years ended		Change from 2018		Years ended		Change from 2017
	December 31,		to 2019 (*)		December 31,		to 2018 (*)
	2019	2018	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Impairment of Long-Lived Assets	$ -	$ -	$ -	0.0%	$ -	$ 2.8	$ (2.8)	-100.0%
As a percentage of net revenues (*)	0.0%	0.0%			0.0%	0.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

We recorded an impairment of certain real estate offices owned by our Venezuelan subsidiaries of $2.8 million during the second quarter of 2017.

Loss on deconsolidation of Venezuelan subsidiaries

	Years ended		Change from 2018		Years ended		Change from 2017
	December 31,		to 2019 (*)		December 31,		to 2018 (*)
	2019	2018	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Loss on Deconsolidation of Venezuelan Subsidiaries	$ —	$ —	$ —	0.0%	$ —	$ 85.8	$ (85.8)	-100.0%
As a percentage of net revenues (*)	0.0%	0.0%			0.0%	7.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

We deconsolidated our Venezuelan operations effective as of December 1, 2017. As a consequence, we recorded an impairment of $85.8 million, including net assets, intercompany balances, accumulated translation differences and intangible assets. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

Other income (expense), net

	Years ended		Change from 2018		Years ended		Change from 2017
	December 31,		to 2019 (*)		December 31,		to 2018 (*)
	2019	2018	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$ 45.9	$ 4.0	$ 41.9	1039.4%	$ 4.0	$ (2.2)	$ 6.2	-282.9%
As a percentage of net revenues (*)	2.0%	0.3%			0.3%	-0.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2019, the $41.9 million increase in other income/(expenses), net compared to the same period in 2018 was primarily attributable to a $71.5 million increase in interest income from our financial investments as a result of the proceeds of the 2028 Notes and equity offering during 2019, which generated more invested volume and interest gain, and a higher float in Argentina and Mexico. This increase was partially offset by: i) a higher foreign exchange loss of $20.0 million, related to the $18.2 million gain from 2018 compared with the $1.7 million loss from 2019; and ii) an increase of $9.6 million in financial expenses, mainly attributable to interest expense related to 2028 Notes and secured financial loans and interest expenses from our trusts related to our factoring business in Argentina.

Income tax

	Years ended		Change from 2018		Years ended		Change from 2017
	December 31,		to 2019 (*)		December 31,		to 2018 (*)
	2019	2018	in Dollars	in %	2018	2017	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax (expense)/gain	$ (64.8)	$ 28.9	$ (93.6)	-324.3%	$ 28.9	$ (40.3)	$ 69.2	-171.7%
As a percentage of net revenues (*)	-2.8%	2.0%			2.0%	-3.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

During the year ended December 31, 2019 as compared to the same period in 2018, income tax (expense)/gain variation was $93.6 million, mainly as a consequence of valuation allowances accounted on certain deferred tax assets in Mexico and Colombia and higher tax deductible expenses on our Argentine business related to tax inflation adjustments, in accordance with Argentine income tax law.

 U.S. and Argentine Tax Reforms

Please see Note 12 to our audited consolidated financial statements for additional information regarding tax reforms in each jurisdiction in which we operate.

Our effective tax rate is defined as income tax (expense)/gain as a percentage of (expense)/income before income tax.

The following table summarizes the changes in our effective tax rate for the years ended December 31, 2019, 2018 and 2017:

	Years ended
	December 31,
	2019	2018	2017
Effective tax rate	-60.4%	44.1%	74.5%

Our effective tax rate for the year ended December 31, 2019 as compared to the same period in 2018, decreased to a negative effective tax rate as compared to the same period in 2018, largely as a result of valuation allowances accounted on certain deferred tax assets in Mexico and Colombia and pre-tax losses in 2019.

The following table sets forth our effective income tax rate related to our main locations for the years ended December 31, 2019, 2018 and 2017:

	Years ended
	December 31,
	2019	2018	2017
Effective tax rate by country
Argentina	5.2%	19.8%	19.5%
Brazil	16.7%	43.4%	33.4%
Mexico	-33.4%	28.8%	29.3%

The decrease in the effective income tax rate in our Argentine subsidiaries during the year ended December 31, 2019 as compared to the same period in 2018 was mainly a consequence of higher tax deductible expenses on our Argentine business related to tax inflation adjustments, in accordance with Argentine income tax law.

For information regarding the benefits granted to the Company under the software development law, please see Note 12 to our audited consolidated financial statement.

The decrease in our Brazilian effective income tax rate for the year ended December 31, 2019 as compared to the same period in 2018, was mainly related to higher non-taxable pre-tax gains and higher non-deductible expenses during 2019.

The decrease in our Mexican effective income tax rate for the year ended December 31, 2019 as compared to the same period in 2018 was mainly related to valuation allowances accounted on certain deferred tax assets in our Mexican business.

Deferred Income Tax

The following table summarizes the composition of our deferred tax assets for the years ended December 31, 2019 and 2018:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Deferred tax assets	2019	in %	2018	in %
	(in millions, except percentages)		(in millions, except percentages)

Brazilian operations	$88.2	34.4%	$65.0	41.4%
Argentine operations	18.9	7.4	8.2	5.2
Chilean operations	3.9	1.5	5.2	3.3
Mexican operations	118.6	46.2	56.9	36.2
U.S. tax credits & others U.S. deferred tax assets	13.7	5.3	13.7	8.7
Operations in other countries	13.2	5.2	8.2	5.2
Total	$256.5	100.0%	$157.2	100.0%
(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

As of December 31, 2019 and 2018 our deferred tax assets, were comprised mainly of loss carry forwards representing 65.3% and 71.6% of our total deferred tax assets, respectively.

The following table summarizes the composition of our deferred tax assets from loss carryforwards for the years ended December 31, 2019 and 2018:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Loss carryforwards	2019	in %	2018	in %
	(in millions, except percentages)		(in millions, except percentages)

Mexican operations	$102.0	61.0%	$52.2	46.4%
Brazilian operations	52.8	31.5	51.5	45.7
Colombian operations	8.2	4.9	4.3	3.8
Chilean operations	2.7	1.6	4.2	3.7
U.S. loss carry forwards	0.2	0.1	0.2	0.2
Operations in other countries	1.5	0.9	0.2	0.2
Total	$167.4	100.0%	$112.6	100.0%
(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or the total deferred tax assets will not be realized, we establish a valuation allowance.

At December 31, 2019 and 2018, our valuation allowance amounted to $138.9 million and $15.7 million, respectively.

The following table summarizes the composition of our valuation allowance for the years ended December 31, 2019 and 2018:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Valuation Allowance	2019	in %	2018	in %
	(in millions, except percentages)		(in millions, except percentages)
Mexican operations	$115.0	82.8%	$0.0	0.1%
U.S. foreign tax credits and non-deductible interest	12.8	9.2	12.6	80.2
Colombian operations	9.6	6.9	—	0.0
Argentine operations	1.5	1.1	2.2	13.9
Chilean operations	—	0.0	0.9	5.8
Total	$138.9	100.0%	$15.7	100.0%
(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

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

Segment information

See Note 7 to our audited consolidated financial statements for detailed description about our reporting segments.

(In millions, except for percentages)	Year ended December 31, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$ 1,461.5	$ 456.3	$ 275.1	$ 103.3	$ 2,296.3
Direct costs	(1,245.4)	(347.7)	(390.2)	(105.0)	(2,088.2)
Direct contribution	216.1	108.6	(115.0)	(1.6)	208.1
Margin	14.8%	23.8%	-41.8%	-1.6%	9.1%

	Year ended December 31, 2018 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$ 866.2	$ 376.6	$ 109.1	$ 87.8	$ 1,439.7
Direct costs	(762.6)	(254.5)	(164.6)	(79.6)	(1,261.4)
Direct contribution	103.5	122.0	(55.5)	8.2	178.3
Margin	12.0%	32.4%	-50.9%	9.4%	12.4%

	Change from the year ended December 31, 2019 to December 31, 2018 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$ 595.3	$ 79.8	$ 166.0	$ 15.5	$ 856.7
in %	68.7%	21.2%	152.2%	17.7%	59.5%
Direct costs
in Dollars	$ (482.7)	$ (93.2)	$ (225.5)	$ (25.4)	$ (826.9)
in %	63.3%	36.6%	137.0%	31.9%	65.6%
Direct contribution
in Dollars	$ 112.6	$ (13.4)	$ (59.5)	$ (9.9)	$ 29.8
in %	108.7%	-11.0%	107.1%	-119.8%	16.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

(In millions, except for percentages)	Year ended December 31, 2018 (*)

	Brazil	Argentina	Mexico	Venezuela (**)	Other Countries	Total
Net revenues	$ 866.2	$ 376.6	$ 109.1	$ —	$ 87.8	$ 1,439.7
Direct costs	(762.6)	(254.5)	(164.6)	—	(79.6)	(1,261.4)
Direct contribution	103.5	122.0	(55.5)	—	8.2	178.3
Margin	12.0%	32.4%	-50.9%	0.0%	9.4%	12.4%

	Year ended December 31, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela (**)	Other Countries	Total
Net revenues	$ 690.8	$ 359.4	$ 51.3	$ 54.3	$ 60.7	$ 1,216.5
Direct costs	(471.6)	(215.8)	(107.4)	(22.1)	(53.2)	(870.1)
Impairment of Long-lived Assets	—	—	—	(2.8)	—	(2.8)
Loss on Deconsolidation of Venezuelan Subsidiaries	—	—	—	(76.6)	—	(76.6)
Direct contribution	219.2	143.5	(56.1)	(47.2)	7.5	$ 267.0
Margin	31.7%	39.9%	-109.2%	-86.9%	12.4%	21.9%

	Change from the year ended December 31, 2018 to December 31, 2017 (*)

	Brazil	Argentina	Mexico	Venezuela (**)	Other Countries	Total
Net revenues
in Dollars	$ 175.4	$ 17.2	$ 57.8	$ (54.3)	$ 27.1	$ 223.1
in %	25.4%	4.8%	112.5%	-100.0%	44.6%	18.3%
Direct costs
in Dollars	$ (291.0)	$ (38.7)	$ (57.2)	$ 22.1	$ (26.4)	$ (391.3)
in %	61.7%	17.9%	53.3%	-100.0%	49.6%	45.0%
Impairment of Long-Lived Assets
in Dollars	$ —	$ —	$ —	$ 2.8	$ —	$ 2.8
in %	0.0%	0.0%	0.0%	-100.0%	0.0%	-100.0%
Loss on Deconsolidation of Venezuelan Subsidiaries
in Dollars	$ —	$ —	$ —	$ 76.6	$ —	$ 76.6
in %	0.0%	0.0%	0.0%	-100.0%	0.0%	-100.0%
Direct contribution
in Dollars	$ (115.7)	$ (21.5)	$ 0.5	$ 47.2	$ 0.7	$ (88.7)
in %	-52.8%	-15.0%	-0.9%	-100.0%	9.7%	-33.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.
(**)	Venezuelan results have been deconsolidated since December 1, 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

Net revenues

Net revenues for the years ended December 31, 2019, 2018 and 2017 are described above in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net revenues”.

Direct costs, Impairment of Long-Lived Assets and Loss on Deconsolidation of Venezuelan Subsidiaries by Segment

Brazil

For the year ended December 31, 2019 as compared to the same period in 2018, direct costs increased by 63.3%, mainly driven by: i) a 76.3% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses and branding initiatives, bad debt expenses mainly related to our credit portfolio, buyer protection program expenses, chargebacks from credit cards due to the increase in our Mercado Pago transaction volume, other sales expenses mainly related to strategic initiatives and salaries and wages; ii) a 58.9% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, shipping operating and carrier costs, sales tax, cost of products sold due to increased sales of our mobile point of sale devices and finance costs mainly related to funding our Mercado Pago business; iii) a 43.9% increase in product and technology development expenses, mainly due to an increase in other product and technology development expenses primarily related to certain tax withholdings, depreciation and amortization expenses and salaries and wages; and iv) a 44.4% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages and legal fees, tax and other fees.

Argentina

For the year ended December 31, 2019 as compared to the same period in 2018, direct costs increased by 36.6%, mainly driven by: i) a 50.1% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses and branding initatives, buyer protection program expenses, chargebacks from credit cards, bad debt expenses mainly related to our credit portfolio and other sales expenses mainly related to strategic initiatives; ii) a 31.4% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, an increase in shipping operating and carrier costs, cost of products sold due to increased sales of our mobile point of sale devices, and finance costs mainly related to funding our Mercado Pago business; iii) a 40.8% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and salaries and wages; and iv) a 38.0% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages and other general and administrative expenses mainly related to certain tax withholdings. This increase in direct costs are netted from the effect of inflation and devaluation in Argentina, as described previously in this document.

Mexico

For the year ended December 31, 2019 as compared to the same period in 2018, direct costs increased by 137.0%, mainly driven by: i) a 206.1% increase in cost of net revenues, mainly attributable to an increase in shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration, customer support costs and cost of products sold as a result of increased sales of our mobile point of sale devices; ii) a 94.4% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses and branding initiatives, buyer protection program expenses, chargebacks from credit cards due to the increase in our Mercado Pago transaction volume and salaries and wages; iii) a 89.5% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses; and iv) a 99.4% increase in general and administrative expenses mainly due to an increase in salaries and wages and other general and administrative expenses.

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

Liquidity and Capital Resources

Our main cash requirement historically has been working capital to fund Mercado Pago financing operations. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to fund our credit business, to build out our logistics capacity and the interest payments on our 2028 Notes.

Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, funds raised from our initial public offering, and from cash generated from our operations. We issued the 2019 Notes and 2028 Notes for net proceeds of $321.7 million and $864.6 million, respectively. We have funded Mercado Pago mainly by discounting credit card receivables and credit lines.

Additionally, we started to fund our Mercado Pago and Mercado Credito businesses through securitization of certain loans and credit cards receivable through SPEs created in Brazil, Mexico and Argentina. Please refer to Note 20 of our audited consolidated financial statements for further detail on securitization transactions.

Finally, we issued common and preferred stock in the securities offerings that closed on March 15, 2019 and March 29, 2019, respectively, for net aggregate proceeds of $1,965.9 million, which are intended to be used to fund the growth of our payment initiatives, build out our logistics capacity, drive the adoption of these services and for general corporate purposes. Please see note 21 to our audited consolidated financial statements for additional information regarding our equity offerings

As of December 31, 2019, our main source of liquidity, amounting to $2,459.2 million of cash and cash equivalents and short-term investments, which excludes $506.2 million investment related to the Central Bank of Brazil Mandatory Guarantee and $16.6 million investment related to financial guarantees for secured lines of credit in Argentina, and $264.0 million of long-term investments, consists of cash generated from operations, proceeds from loans, from the issuance of the 2028 Notes and proceeds from our issuances of common and preferred stock. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, short-term investments, credit cards receivable, loans receivable, accounts payable and accrued expenses, funds payable to customers, and short-term debt.

As of December 31, 2019, cash and investments of our non-U.S. subsidiaries amounted to $1,222.5 million, representing 36.9% of our consolidated cash, restricted cash and cash equivalents and investments and our cash, restricted cash and investments of our non-U.S. subsidiaries held outside U.S. amounted to 33.0% of our consolidated cash and cash equivalent, restricted cash and cash equivalent and investments. Our non-U.S. dollar-denominated cash and cash equivalent, restricted cash and cash equivalent and investments are located primarily in Brazil, Argentina and Mexico.

The following table presents our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2019, 2018 and 2017:

	Years ended
	December 31, (*)
(In millions)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$ 451.1	$ 230.9	$ 269.0
Investing activities	(1,447.8)	(672.5)	(22.6)
Financing activities	2,021.0	608.9	(50.9)
Effect of exchange rates on cash, cash equivalents, restricted cash and cash equivalents	(37.6)	(90.9)	(41.3)
Net increase in cash, cash equivalents, restricted cash and cash equivalents	$ 986.7	$ 76.4	$ 154.1

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

Net cash provided by operating activities

Cash provided by operating activities consists of net (loss)/income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Years ended		Change from
	December 31,		2018 to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$ 451.1	$ 230.9	$ 220.2	95.4%

The
(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

The $220.2 million increase in net cash provided by operating activities during the year ended December 31, 2019, as compared to the same period in 2018, was primarily driven by a $97.7 million increase as a consequence of lower net loss after non-cash adjustments, a $91.9 increase in funds payable to customers, a $53.4 million increase in accounts payable and accrued expenses and $32.9 million increase on interest received from investment. This increase was partially offset by a $72.0 million decrease in credit cards receivable.

Net cash used in investing activities

	Years ended		Change from
	December 31,		2018 to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$ (1,447.8)	$ (672.5)	$ (775.3)	115.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

Net cash used in investing activities in the year ended December 31, 2019 resulted mainly from purchases of investments of $4,490.7 million, partially offset by proceeds from the sale and maturity of investments of $3,353.6 million, as part of our financial strategy. We used $173.8 million in principal loans receivable granted under our Mercado Credito solution; $136.8 million in the purchase of property and equipment (mainly in information technology and leashold improvements on our offices and fulfillment centers in Argentina, Mexico and Brazil).

Net cash provided by financing activities

	Years ended		Change from
	December 31,		2018 to 2019 (*)
	2019	2018	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Financing activities	$ 2,021.0	$ 608.9	$ 1,412.1	231.9%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

For the year ended December 31, 2019, our cash provided by financing activities was primarily derived from $1,867.2 million in proceeds from the issuance of Common Stock, a $348.1 million increase in payments from the exchange of the 2019 Notes during 2018 and a $98.7 million increase in proceeds from the issuance of Preferred Stock. This increase was partially offset by a decrease of $880.0 million related to funds received from the issuance of the 2028 Notes in August 2018 and a decrease of $136.1 million related to the partial unwinding of the 2019 Notes Capped Call Transactions in 2018.

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

Please refer to Notes 2 and 15 to our audited consolidated financial statements for additional information regarding the 2019 Notes, the 2028 Notes and the related capped call transactions.

Mercado Pago Funding

During 2019, we, through our subsidiaries, continued obtaining certain lines of credit in Argentina, Chile and Uruguay primarily to fund the Mercado Pago business. Additionally, we continue to securitize certain loans and credit card receivables through our Argentine, Mexican and Brazilian SPEs, formed to securitize loans and credit cards receivable provided by us to our users. Please refer to Note 20 to our audited consolidated financial statements for additional detail.

Cash Dividends

See “Item 5—Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities—Dividend Policy” for more information regarding our dividend distributions.

Our Board of Directors suspended the payment of dividends on our common stock as of the first quarter of 2018 after reviewed our capital allocation process and concluding that we have multiple investment opportunities that should generate greater returns to shareholders through investing capital into the business as compared to paying dividends. Any future determination as to the declaration of dividends on our common stock will be made at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors, including the applicable requirements of the Delaware General Corporation Law.

Capital expenditures

Our capital expenditures (composed of our payments for property and equipment, intangible assets and acquired businesses) for the years ended December 31, 2019 and 2018 amounted to $141.4 million and $102.0 million, respectively.

We invested $55.3 million and $55.5 million in leasehold improvements in our offices and fulfillment centers in Argentina, Mexico and Brazil during the years ended December 31, 2019 and 2018, respectively. We also invested $74.0 million and $54.7 million, respectively, in Information Technology, which was concentrated across Brazil, Argentina and Mexico.

We are continually increasing our level of investment in hardware and software licenses necessary to improve and update our platform’s technology and our computer software developed internally. We anticipate continued investments in capital expenditures related to information technology in the future as we strive to maintain our position in the Latin American e-commerce market.

We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.

Off-balance sheet arrangements

As of December 31, 2019 we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates below. We cannot provide certainty regarding the timing and amount of payments. Contractual obligations at December 31, 2019 are as follows:

	Payment due by period
	Total	Less than	1 to 3	3 to 5	More than
(in millions)	(*)	1 year (*)	years (*)	years (*)	5 years (*)
Long-term debt obligations (1)	$1,293.1	$210.8	$96.7	$35.2	$950.4
Finance lease obligations	16.1	4.3	8.3	3.5	—
Operating lease obligations (2)	308.7	37.7	72.2	62.9	135.9
Purchase obligations	176.5	65.9	98.3	12.4	—
Total	$1,794.4	$318.7	$275.5	$114.0	$1,086.3

h
(*)	The table above may not total due to rounding.
(1)

Includes principal and interest amounts. For additional details regarding our loans payable and 2028 Notes, please see Note 15; for collateralized debt securitization and finance and operating lease obligations, please see Note 20 and 22 to our audited consolidated financial statements, respectively.

(2)	Includes leases of office space and fulfillment centers.

We have leases for office space, fulfillment centers and vehicles in certain countries in which we operate. Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (technological equipment and software licenses) and other goods and services that were entered into in the ordinary course of business. We have developed estimates to project payment obligations based upon historical trends, when available, and our anticipated future obligations. Given the significance of performance requirements within our advertising and other arrangements, actual payments could differ significantly from these estimates.

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

Foreign currencies

As of December 31, 2019, we hold cash and cash equivalents and short-term investments in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries whose functional currency is the U.S. dollar due to the highly inflationary environment. As of December 31, 2019, the total cash and cash equivalents denominated in foreign currencies totaled $563.4 million, short-term investments denominated in foreign currencies totaled $564.6 million and accounts receivable, credit cards receivable and loans receivable in foreign currencies totaled $414.7 million. As of December 31, 2019, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of December 31, 2019, our U.S. dollar-denominated cash and cash equivalents and short-term investments totaled $1,597.2 million and our U.S. dollar-denominated long-term investments totaled $264.0 million.

For the year ended December 31, 2019, we had a consolidated loss on foreign currency of $1.7 million mainly as a consequence of a $2.5 million loss on foreign exchange in our Brazilian subsidiaries, partially offset by a $0.3 million gain on forex exchange in our Argentina subsidiary. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information).

Please see Note 2 to our audited consolidated financial statements for further detail on Argentina’s functional currency change.

The following table sets forth the percentage of consolidated net revenues by segment for the years ended December 31, 2019, 2018 and 2017:

	Years ended December 31,
(% of total consolidated net revenues) (*)(**)	2019	2018	2017
Brazil	63.6%	60.2%	56.8%
Argentina	19.9	26.2	29.5
Mexico	12.0	7.6	4.2
Venezuela (***)	—	—	4.5
Other Countries	4.5	6.1	5.0

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.
(**)

The amount incurred in shipping subsidies netted from revenues, when we act as an agent, was $261.2 million, $424.8 million and $181.6 million for the year ended December 31, 2019, 2018 and 2017, respectively.

(***)	Venezuelan revenues have been deconsolidated since December 1, 2017. Please refer to Note 2 of our audited consolidated financial statements for additional detail.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net loss and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of December 31, 2019 and for the year then ended:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 2,550.1	$ 2,296.3	$ 2,086.6
Expenses	(2,720.8)	(2,449.5)	(2,225.7)
Loss from operations	(170.7)	(153.2)	(139.1)

Other income/(expenses) and income tax related to P&L items	(19.6)	(17.1)	(15.1)

Foreign Currency impact related to the remeasurement of our Net Asset position	(1.9)	(1.7)	(1.6)
Net Loss	(192.2)	(172.0)	(155.8)

Total Shareholders' Equity	$ 1,979.6	$ 1,983.1	$ 1,869.7

(1)	Appreciation of the subsidiaries local currency against U.S. Dollar
(2)	Depreciation of the subsidiaries local currency against U.S. Dollar
(*)	The table above does not total due to rounding.

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

During 2019, we entered into hedging transactions in Brazil in order to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates.

Argentine Segment

In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018.

Had a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar occurred on December 31, 2019, the non-functional currency net asset position in our Argentine subsidiaries, before intercompany eliminations, would have recorded a foreign exchange gain amounting to $2.5 million.

See Item 7 of Part II, “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Foreign Currency Translation” for details on the currency status of our Argentine segment.

Brazilian Segment

Had a hypothetical devaluation of 10% occurred on December 31, 2019, the reported net assets in our Brazilian subsidiaries, before intercompany eliminations, would have decreased by $52.0 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange loss amounting to $7.1 million in our Brazilian subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our credit cards receivable and on the financial debt that we use to fund our Mercado Pago and Mercado Credito’s operations. As of December 31, 2019, Mercado Pago’s funds receivable from credit cards totaled $380.0 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of December 31, 2019, loans granted under our Mercado Credito solution totaled $182.1 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2019, the average duration of our available for sale debt securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 0.7%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale debt securities as of December 31, 2019 could decrease (increase) by $7.8 million.

As of December 31, 2019, our short-term investments amounted to $1,597.2 million and our long-term investments amounted to $264.0 million. These investments, except for the $506.2 million included in short-term investment related to the Central Bank of Brazil Mandatory Guarantee and $16.6 million related to guarantee for secured lines of credit in Argentina, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

Our board of directors, upon the recommendation of the compensation committee, approved the 2019 Long Term Retention Program (the “2019 LTRP”), under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years (with the first payment occurring during the first quarter of 2020). In order to receive the full target award under the 2019 LTRP, each eligible employee must remain employed as of each applicable payment date. The 2019 LTRP award is payable as follows:

•the eligible employee will receive 16.66% of half of his or her target 2019 LTRP bonus once a year for a period of six years, with the first payment occurring during the first quarter of 2020 (the “2019 Annual Fixed Payment”); and

•on each date we pay the 2019 Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2019 Variable Payment”) equal to the product of (i) 16.66 % of half of the target 2019 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2018 defined as $322.91 for the 2019 LTRP. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

As of December 31, 2019, the total contractual obligation fair value of our outstanding LTRP Variable Award Payment obligation amounted to $124.2 million. As of December 31, 2019, the accrued liability related to the outstanding Variable Award Payment of the LTRP included in Salaries and Social security payable in our consolidated balance sheet amounted to $61.0 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment if our common stock price per share were to increase or decrease by up to 40%:

		As of December 31, 2019
		MercadoLibre, Inc	2012, 2014, 2015, 2016, 2017, 2018 and 2019
		Equity Price	LTRP Variable contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		774.84	173,912
30%		719.49	161,490
20%		664.15	149,067
10%		608.80	136,645
Static	(*)	553.45	124,223
-10%		498.11	111,801
-20%		442.76	99,378
-30%		387.42	86,956
-40%		332.07	74,534

(*)	Average closing stock price for the last 60 trading days of the closing date

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our Management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control—Integrated Framework (2013), our Management concluded that our internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of Management’s assessment with the Audit Committee of our board of directors.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Co. S.A., an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

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

The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2020.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Except for the information regarding shares authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2020.

The following table presents information as of December 31, 2019 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, Warrants and Rights	Weighted-average exercise price of outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	—	1,000,000

Total	—	—	1,000,000

(1) Represents our Amended and Restated 2009 Equity Compensation Plan which was approved by our stockholders on June 10, 2019.

Description of our Amended and Restated 2009 Equity Compensation Plan (the “Amended and Restated 2009 Plan”)

Our Amended and Restated 2009 Plan was adopted by our board of directors on April 24, 2019. The Amended and Restated 2009 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and non-qualified stock options, restricted stock and other equity-based or equity-related awards to our employees, directors, officers and managers. Incentive stock options and non-qualified stock options are referred to as “stock options,” and together with restricted stock and all other awards are referred to as “awards”. As of December 31, 2019, there were no outstanding stock options to purchase shares of common stock under the Amended and Restated 2009 Plan.

No stock options were granted during the period from January 1, 2007 to December 31, 2019 and there were no stock-based compensation expenses related to stock options for the years ended December 31, 2019, 2018, 2017 and 2016. There is no stock option award outstanding under the Amended and Restated 2009 Plan. As of December 31, 2019, there were 1,000,000 shares of common stock available for additional awards under the Amended and Restated 2009 Plan.

Number of shares of common stock available under the Amended and Restated 2009 Plan. The maximum number of common stock reserved and available for delivery in connection with awards under the Amended and Restated 2009 Plan is 1,000,000 Shares of common stock underlying awards previously granted under the Amended and Restated 2009 Plan that terminate without being exercised, expire, are forfeited or canceled shall again be available pursuant to the Amended and Restated 2009 Plan. The shares of common stock issuable pursuant to any award granted under the Amended and Restated 2009 Plan shall be (i) authorized but unissued shares, (ii) shares of common stock held in the Corporation’s treasury, (iii) shares acquired by the Corporation on any stock exchange in which such shares are traded, or (iv) a combination of the foregoing.

Administration of the Amended and Restated 2009 Plan. The Amended and Restated 2009 Plan is administered by our board of directors or a committee appointed by the board of directors (the body in charge of administering the Amended and Restated 2009 Plan is referred to as the “administrator”). If the common stock is registered under Section 12(b) or 12(g) of the Exchange Act, the board of directors shall consider in selecting the administrator and the membership of any committee acting as administrator the provisions of Rule 16b-3 under the Exchange Act regarding “non-employee directors.” The administrator determines the recipients of awards, the times at which awards are granted, the number of shares subject to each type of award, the time for vesting of each award and the duration of the exercise period for stock options. The administrator additionally has the power and authority to approve forms of award agreements and other related documents used under the Amended and Restated 2009 Plan.

Price, exercise and termination of stock option awards . The exercise price for each share of common stock subject to a stock option is determined by the administrator, and in no event shall the exercise price be less than 100% of the fair market value of the shares of common stock on the date of the grant (or 110% in the case of employees who directly or indirectly own more than 10% of the total combined voting power of all classes of our stock).

Stock options are exercisable on their vesting date, which is determined by the administrator and set forth in the award agreement governing any particular stock option. Vesting dates can be accelerated on the occurrence of a specified event, as provided in an award agreement, or can be accelerated at the discretion of the administrator.

If a stock option expires or is terminated or canceled without having been exercised, it shall become null and void and of no further force and effect. The term of a stock option may not exceed beyond the tenth anniversary on which the stock option is granted (or the fifth anniversary in the case of incentive stock options granted to employees who directly or indirectly own 10% of the total combined voting power of all classes of our stock.) A stock option terminates 30 days after a participant ceases to be an officer, manager, employee or director as a result of a termination without cause, and after 10 days of termination in the case of a termination for cause. Cause includes the conviction of a crime involving fraud, theft, dishonesty or moral turpitude, the participant’s continuous disregard of or willful misconduct in carrying lawful instructions of superiors, continued use of alcohol or drugs that interfered with the performance of the participant’s duties, the conviction of participant for committing a felony or similar foreign crime, and any other cause for termination set forth in a participant’s employment agreement. A stock option terminates three months after the death or permanent disability of a participant, or, if the participant is a party to an employment agreement, the disability of such participant as defined in the employment agreement. Other reasons for termination may be set out in the award agreement.

A stock option will not be considered an incentive stock option to the extent that the aggregate fair market value (on the date of the grant of the incentive stock option) of all stock with respect to which incentive stock options are exercisable for the first time by a participant during any calendar year is greater than $100,000. No stock option shall be affected by a change of duties or position of a participant (including a transfer to our subsidiaries) as long as the participant continues to be our employee or an employee of our subsidiaries.

Adjustments upon the occurrence of material transactions. In the event we undergo dissolution or liquidation, a reorganization, merger or consolidation in which we are not the surviving entity, or a sale of all or substantially all of our assets (each, a “Material Transaction”), holders of sotck options will be given 10-day prior written notice and will decide within those 10 days whether to exercise their respective stock options. Any stock option that is not so exercised will terminate. However, such notice and exercise mechanism would not apply if provision is made in connection with a Material Transaction for assumption of outstanding stock options, or substitution of stock options for new stock options or equity securities, with any appropriate adjustments as to the number, kind and prices of shares subject to stock options.

Transferability . Unless the prior written consent of the administrator is obtained, no stock option can be assigned or otherwise transferred by any participant except by will or by the laws of descent and distribution. Except in the case of an approved transfer, a stock option may be exercised during the lifetime of a participant only by the participant or his/her legal representative if the participant is legally disabled.

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

Other awards . The administrator of the Amended and Restated 2009 Plan may grant additional equity-based or equity-related awards in such amounts and on such terms as it shall determine, subject to the terms and conditions set forth in the Amended and Restated 2009 Plan. Each such award shall be denominated in, or shall have a value determined by reference to, a number of shares that is specified at the time of the grant of the award.

Amendment . Our board of directors may modify the Amended and Restated 2009 Plan at any time. The approval by a majority of our stockholders is necessary if required by law or necessary to comply with any applicable laws and regulations. No amendment will affect the terms of any award granted prior to the effectiveness of such amendment, except with the consent of the holder of the award.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information presented under the heading “Certain Relationships and Related Transactions” and “Information on Our Board of Directors and Corporate Governance” in our 2020 Proxy Statement to be filed with the SEC is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented under the heading “Ratification of Independent Registered Public Accounting Firm” in our 2020 Proxy Statement to be filed with the SEC is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following financial statements are included in this report:

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are set forth under “Index to Exhibits” and is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed (*) or Furnished (**) Herewith	Form	Filing Date
3.01	Registrant’s Amended and Restated Certificate of Incorporation.		S-1	May 11, 2007
3.02	Registrant’s Amended and Restated Bylaws.		S-1	May 11, 2007
3.03	Registrant’s Certificate of Designation of Series A Perpetual Preferred Stock.		8-K	March 29, 2019
4.01	Form of Specimen Certificate for the Registrant’s Common Stock		10-K	February 27, 2009
4.02	Indenture with respect to the Registrant’s 2.00% Convertible Senior Notes due 2028, dated as of August 24, 2018, between the Registrant and Wilmington Trust, National Association, as trustee.		8-K	August 24, 2018
4.03	Description of Securities.	*
10.01	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers.	*
10.02	Management Incentive Bonus Plan of the Registrant.		S-1/A	July 13, 2007
10.03	Form of Employment Agreements with Officers.		S-1/A	July 13, 2007
10.04	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008		10-K	February 27, 2009
10.05	Free Trade Zone Direct User Agreement Aguada Park (Item 5.A.), as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012		10-Q	August 3, 2012
10.06	Preliminary sales contract, as of May 8, 2013, by and among Mercadolibre S.R.L., Ribera Desarrollos S.A., Inc. S.A., Sociedad Anónima La Nación and Desarrolladora Urbana S.A.		10-Q	August 7, 2013
10.07	Amended and Restated 2011 Long-Term Retention Plan		10-Q	August 5, 2016
10.08	Amended and Restated 2012 Long-Term Retention Plan		10-Q	August 5, 2016
10.09	Amended and Restated 2013 Long-Term Retention Plan		10-Q	August 5, 2016
10.10	Amended and Restated 2014 Long-Term Retention Plan		10-Q	August 5, 2016
10.11	Amended and Restated 2015 Long-Term Retention Plan		10-Q	August 5, 2016
10.12	2016 Long-Term Retention Plan		10-Q	August 5, 2016
10.13	2017 Long-Term Retention Plan		8-K	April 7, 2017
10.14	Amended 2018 Long-Term Retention Plan		10-Q	May 3, 2019
10.15	2019 Long-Term Retention Plan		10-Q	May 3, 2019
10.16	Securities Purchase Agreement, dated as of March 11, 2019, by and between MercadoLibre, Inc. and PayPal, Inc.		8-K	March 13, 2019
10.17	Securities Purchase Agreement, dated as of March 11, 2019, by and between MercadoLibre, Inc. and Merlin DF Holdings, LP.		8-K	March 13, 2019
10.18	MercadoLibre, Inc. 2019 Director Compensation Program		8-K	August 7, 2019
10.19	Amended and Restated 2009 Equity Compensation Plan		DEF 14A	April 26,2019
21.01	List of Subsidiaries	*
23.01	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm on Form S-8	*
23.02	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm on Form S-3	*
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101

The following financial statements from the Company’s Annual Report on Form 10-Q for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL and contained in Exhibit 101	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Marcos Galperin
Marcos Galperin
Chief Executive Officer

Date: February 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marcos Galperin Marcos Galperin	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2020

/s/ Pedro Arnt Pedro Arnt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 14, 2020

/s/ Mario Vazquez Mario Vazquez	Director	February 14, 2020

/s/ Susan Segal Susan Segal	Director	February 14, 2020

/s/ Nicolás Aguzin Nicolás Aguzin	Director	February 14, 2020

/s/ Nicolás Galperin Nicolás Galperin	Director	February 14, 2020

/s/ Emiliano Calemzuk Emiliano Calemzuk	Director	February 14, 2020

/s/ Meyer Malka Meyer Malka	Director	February 14, 2020

/s/ Roberto Balls Sallouti Roberto Balls Sallouti	Director	February 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MercadoLibre, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MercadoLibre Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill — Mexico Reporting Unit — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company used the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenues and operating margins and selection of the discount rate. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $87.6 million as of December 31, 2019, of which $32.2 million was allocated to the Mexico Reporting Unit. The fair value of Mexico Reporting Unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill of the Mexico Reporting Unit as a critical audit matter given the subjectivity in estimating the forecasts of future revenues and operating margins and selection of the discount rate. This required a high degree of auditor judgment in evaluating the audit evidence supporting these estimates considering that the Company recently launched significant marketing initiatives in Mexico; together with the development stage of the industry and the limited historical and peer data available for the region where the Company operates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to forecasts of future revenues and operating margins and selection of the discount rate for the Mexico Reporting Unit included the following, among others:

•We tested the effectiveness of controls over goodwill, including those over the forecasts of future revenue and operating margins, and selection of the discount rate.

•We tested the mathematical accuracy and completeness of the calculation of the underlying cash flows used to determine the fair value of the Mexico Reporting Unit.

•We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s revenue and operating margins forecasts by comparing the forecasts to:

oHistorical revenues and operating margins.

oForecasted information included in Company press releases as well as in analyst and industry reports for the Company.

oReports containing analysis and expected trends in the industry for Mexico and Latin America.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) projection of certain key assumptions underlying the fair value estimate and (3) discount rate by (i) testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation, and (ii) developing a range of independent estimates and comparing those to the discount rate selected by management.

We assessed the impact of changing the key assumptions related to forecasts of future revenue and operating margins, and selection of the discount rate, on the underlying fair value estimate.

/s/ DELOITTE & Co. S.A.

Buenos Aires, Argentina

February 14, 2020

We have served as the Company's auditor since 2010.

MercadoLibre, Inc.

Consolidated Balance Sheets

As of December 31, 2019 and 2018

(In thousands of U.S. dollars, except par value)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$ 1,384,740	$ 440,332
Restricted cash and cash equivalents	66,684	24,363
Short-term investments (522,798 and 284,317 held in guarantee - see Note 4)	1,597,241	461,541
Accounts receivable, net	35,446	35,153
Credit cards receivable, net	379,969	360,298
Loans receivable, net	182,105	95,778
Prepaid expenses	45,309	27,477
Inventory	8,626	4,612
Other assets	88,736	61,569
Total current assets	3,788,856	1,511,123
Non-current assets:
Long-term investments	263,983	276,136
Loans receivable, net	6,439	—
Property and equipment, net	244,257	165,614
Operating lease right-of-use assets	200,449	—
Goodwill	87,609	88,883
Intangible assets, net	14,275	18,581
Deferred tax assets	117,582	141,438
Other assets	58,241	37,744
Total non-current assets	992,835	728,396
Total assets	$ 4,781,691	$ 2,239,519

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 372,309	$ 266,759
Funds payable to customers	894,057	640,954
Salaries and social security payable	101,841	60,406
Taxes payable	60,247	31,058
Loans payable and other financial liabilities	186,138	132,949
Operating lease liabilities	23,259	—
Other liabilities	114,469	34,098
Total current liabilities	1,752,320	1,166,224
Non-current liabilities:
Salaries and social security payable	26,803	23,161
Loans payable and other financial liabilities	631,353	602,228
Operating lease liabilities	176,673	—
Deferred tax liabilities	99,952	91,698
Other liabilities	12,627	19,508
Total non-current liabilities	947,408	736,595
Total liabilities	$ 2,699,728	$ 1,902,819

Commitments and contingencies (Note 13)

Redeemable convertible preferred stock, $0.001 par value, 40,000,000 shares
authorized, 100,000 shares issued and outstanding at December 31, 2019	$ 98,843	$ —

Equity

Common stock, $0.001 par value, 110,000,000 shares authorized,
49,709,955 and 45,202,859 shares issued and outstanding at December 31,
2019 and December 31, 2018	$ 50	$ 45
Additional paid-in capital	2,067,869	224,800
Treasury stock	(720)	—
Retained earnings	322,592	503,432
Accumulated other comprehensive loss	(406,671)	(391,577)
Total Equity	1,983,120	336,700
Total Liabilities, Redeemable convertible preferred stock and Equity	$ 4,781,691	$ 2,239,519

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Income

For the years ended December 31, 2019, 2018 and 2017

(In thousands of U.S. dollars, except for share data)

	Year Ended December 31,
	2019	2018	2017
Net revenues	$ 2,296,314	$ 1,439,653	$ 1,216,542
Cost of net revenues	(1,194,191)	(742,645)	(496,942)
Gross profit	1,102,123	697,008	719,600

Operating expenses:
Product and technology development	(223,807)	(146,273)	(127,160)
Sales and marketing	(834,022)	(482,447)	(325,375)
General and administrative	(197,455)	(137,770)	(122,194)
Impairment of Long-Lived Assets	—	—	(2,837)
Loss on deconsolidation of Venezuelan subsidiaries	—	—	(85,761)
Total operating expenses	(1,255,284)	(766,490)	(663,327)
(Loss) income from operations	(153,161)	(69,482)	56,273

Other income (expenses):
Interest income and other financial gains	113,523	42,039	45,901
Interest expense and other financial losses	(65,876)	(56,249)	(26,469)
Foreign currency (losses) gains	(1,732)	18,240	(21,635)
Net (loss) income before income tax (expense) gain	(107,246)	(65,452)	54,070

Income tax (expense) gain	(64,753)	28,867	(40,290)
Net (loss) income	$ (171,999)	$ (36,585)	$ 13,780

	Year Ended December 31,
	2019	2018	2017
Basic EPS
Basic net (loss) income
Available to shareholders per common share	$ (3.71)	$ (0.82)	$ 0.31
Weighted average of outstanding common shares	48,692,906	44,529,614	44,157,364
Diluted EPS
Diluted net (loss) income
Available to shareholders per common share	$ (3.71)	$ (0.82)	$ 0.31
Weighted average of outstanding common shares	48,692,906	44,529,614	44,157,364

Cash Dividends declared (per share)	—	—	0.600

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2019, 2018 and 2017

(In thousands of U.S. dollars)

	Year Ended December 31,
	2019	2018	2017

Net (loss) income	$ (171,999)	$ (36,585)	$ 13,780
Other comprehensive loss, net of income tax:
Currency translation adjustment	(13,793)	(110,659)	(41,731)
Reclassification of currency translation adjustment due to deconsolidation of Venezuelan subsidiaries	—	—	17,310
Unrealized (losses) gains on hedging activities	(164)	1,533	—
Unrealized net gains on available for sale investments	1,592	2,729	796
Less: Reclassification adjustment for gains (losses) from accumulated other comprehensive income	2,729	2,329	(587)
Net change in accumulated other comprehensive loss, net of income tax	(15,094)	(108,726)	(23,038)

Total Comprehensive loss	$ (187,093)	$ (145,311)	$ (9,258)

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Equity

For the years ended December 31, 2019, 2018 and 2017

(In thousands of U.S. dollars)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2016	44,157	$ 44	$ 137,982	$ —	$ 550,641	$ (259,813)	$ 428,854

Exercise of Convertible Notes	—	—	(13)	—	—	—	(13)
Dividend distribution	—	—	—	—	(26,496)	—	(26,496)
Capped Call	—	—	(67,308)	—	—	—	(67,308)
Net income	—	—	—	—	13,780	—	13,780
Other comprehensive loss	—	—	—	—	—	(23,038)	(23,038)
Balance as of December 31, 2017	44,157	$ 44	$ 70,661	$ —	$ 537,925	$ (282,851)	$ 325,779

Common Stock Issued in exchange of 2019 Notes	1,045	1	342,999	—	—	—	343,000
Exercise of Convertible Notes	1	—	(8)	—	—	—	(8)
Repurchase of 2019 Notes Conversion Option	—	—	(433,289)	—	—	—	(433,289)
Convertible notes - 2028 Notes Equity Component	—	—	257,277	—	—	—	257,277
Unwind Capped Call	—	—	136,108	—	—	—	136,108
Capped Call	—	—	(148,948)	—	—	—	(148,948)
Changes in accounting standards	—	—	—	—	2,092	—	2,092
Net Loss	—	—	—	—	(36,585)	—	(36,585)
Other comprehensive loss	—	—	—	—	—	(108,726)	(108,726)
Balance as of December 31, 2018	45,203	$ 45	$ 224,800	$ —	$ 503,432	$ (391,577)	$ 336,700

Common Stock Issued	4,116	4	1,867,211	—	—	—	1,867,215
Exercise of Convertible Notes	523	1	65,956	—	—	—	65,957
Exercise of capped call option - shares retirement	(132)	—	30	—	—	—	30
Unwind Capped Call	—	—	3	—	—	—	3
Capped Call	—	—	(96,367)	—	—	—	(96,367)
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(3,000)	—	(3,000)
Stock-based compensation — restricted shares issued	1	—	395	—	—	—	395
Common Stock repurchased	(1)	—	—	(720)	—	—	(720)
Net loss	—	—	—	—	(171,999)	—	(171,999)
Amortization of Preferred Stock discount	—	—	5,841	—	(5,841)	—	—
Other comprehensive loss	—	—	—	—	—	(15,094)	(15,094)
Balance as of December 31, 2019	49,710	$ 50	$ 2,067,869	$ (720)	$ 322,592	$ (406,671)	$ 1,983,120

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2019, 2018 and 2017

(In thousands of U.S. dollars)

	Year Ended December 31,
	2019	2018	2017

Cash flows from operations:
Net (loss) income	$ (171,999)	$ (36,585)	$ 13,780
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Unrealized devaluation loss, net	44,326	11,131	28,463
Impairment of Long-Lived Assets	—	—	2,837
Loss on deconsolidation of Venezuelan subsidiaries	—	—	85,761
Depreciation and amortization	73,320	45,792	40,921
Accrued interest	(54,309)	(17,811)	(20,192)
Non cash interest, convertible notes amortization of debt discount and amortization of debt issuance costs and other charges	86,694	11,408	10,855
Stock-based compensation expense - restricted shares	395	—	—
LTRP accrued compensation	51,662	27,525	35,719
Deferred income taxes	16,453	(92,585)	(24,575)
Changes in assets and liabilities:
Accounts receivable	(507)	(27,105)	(21,817)
Credit cards receivable	(29,315)	42,655	(257,563)
Prepaid expenses	(17,956)	(23,342)	8,670
Inventory	(4,148)	(3,015)	(1,549)
Other assets	(49,390)	(17,617)	(54,780)
Payables and accrued expenses	143,495	90,123	150,215
Funds payable to customers	267,293	175,398	242,037
Other liabilities	45,452	28,202	7,680
Interest received from investments	49,625	16,733	22,548
Net cash provided by operating activities	451,091	230,907	269,010
Cash flows from investing activities:
Purchase of investments	(4,490,678)	(3,176,078)	(4,553,649)
Proceeds from sale and maturity of investments	3,353,606	2,662,800	4,713,934
Payment for acquired businesses, net of cash acquired	—	(4,195)	(8,568)
Reduction of cash due to Venezuela deconsolidation	—	—	(27,230)
Purchases of intangible assets	(72)	(192)	(33)
Changes in principal loans receivable, net	(173,848)	(57,232)	(72,244)
Advance for property and equipment	—	(4,426)	(19,695)
Purchases of property and equipment	(136,798)	(93,136)	(55,156)
Net cash used in investing activities	(1,447,790)	(672,459)	(22,641)
Cash flows from financing activities:
Funds received from the issuance of convertible notes	—	880,000	—
Transaction costs from the issuance of convertible notes	—	(16,264)	—
Payments on convertible note	(25)	(348,123)	—
Purchase of convertible note capped calls	(96,367)	(148,943)	(67,308)
Unwind of convertible note capped calls	—	136,108	—
Proceeds from loans payable and other financial liabilities	629,891	236,873	47,905
Payments on loans payable and other financing liabilities	(472,897)	(123,822)	(5,004)
Dividends paid	—	(6,624)	(26,496)
Payment of finance lease obligations	(1,929)	(323)	—
Common Stock repurchased	(720)	—	—
Dividends paid of preferred stock	(2,844)	—	—
Proceeds from issuance of convertible redeemable preferred stock, net	98,688	—	—
Proceeds from issuance of common stock, net	1,867,215	—	—
Net cash provided by (used in) financing activities	2,021,012	608,882	(50,903)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(37,584)	(90,895)	(41,346)
Net increase in cash, cash equivalents, restricted cash and cash equivalents	986,729	76,435	154,120
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the year	464,695	388,260	234,140
Cash, cash equivalents, restricted cash and cash equivalents, end of the year	$ 1,451,424	$ 464,695	$ 388,260

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2019, 2018 and 2017

(In thousands of U.S. dollars)

	Year Ended December 31,
	2019	2018	2017
Supplemental cash flow information:
Cash paid for interest	$ 40,523	$ 19,511	$ 7,734
Cash paid for income tax	$ 94,954	$ 99,488	$ 110,913

Non-cash financing activities:
Common Stock Issued in exchange of 2019 Notes	$ —	$ 343,000	$ —
Stock-based compensation — restricted shares issued	$ 1	$ —	$ —
Exercise of convertible notes	$ 65,957	$ 1	$ —
Finance lease obligations	$ 2,567	$ 7,125	$ —

Non-cash investing activities:
Contingent considerations and escrows from acquired business	$ —	$ 5,206	$ —
Property and equipment acquired under finance leases	$ 4,496	$ 7,448	$ —

Acquisition of business	2019	2018 (1)	2017 (2)
Cash and cash equivalents	$ —	$ 507	$ 165
Accounts receivable	—	1,145	471
Tax credits	—	—	—
Other current assets	—	202	18
Fixed Assets	—	90	1
Total assets acquired	—	1,944	655
Accounts payable and accrued expenses	—	149	26
Other liabilities	—	1,341	429
Total liabilities assumed	—	1,490	455
Net assets acquired	—	454	200
Goodwill, Identifiable Intangible Assets and deferred tax liabilities	—	7,022	5,966
Trademarks	—	1,020	328
Customer lists	—	475	1,280
Software	—	—	709
Non Compete and Non Solicitation Agreement	—	937	250
Total purchase price	—	9,908	8,733
Cash and cash equivalents acquired	—	507	165
Payment for acquired businesses, net of cash acquired	$ —	$ 9,401	$ 8,568

(1) Related to the acquisition of software development and machine-learning companies in Argentina – See Note 6. (2) Related to the acquisition of software development companies in Brazil.

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

Through Mercado Pago, the FinTech solution, MercadoLibre enables individuals and businesses to send and receive online payments; through Mercado Envios, MercadoLibre facilitates the shipping of goods from sellers to buyers; through the advertising products, MercadoLibre facilitates advertising services for large retailers and brands to promote their product and services on the web; through Mercado Shops, MercadoLibre allows users to set-up, manage, and promote their own on-line web-stores under a subscription-based business model; through Mercado Credito, MercadoLibre extends loans to certain merchants and consumers; and through Mercado Fondo, MercadoLibre allows users to invest funds deposited in their Mercado Pago accounts. In addition, MercadoLibre develops and sells software enterprise solutions to e-commerce business clients in Brazil.

As of December 31, 2019, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its FinTech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile and Uruguay.

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

The Company determined that, effective December 1, 2017, evolving conditions in Venezuela have caused the Company to no longer meet the accounting criteria for control over its Venezuelan subsidiaries. The Venezuela’s selective default determination, restrictive exchange controls and suspension of foreign exchange market that severely incremented the lack of access to U.S. dollars through official currency exchange mechanisms, plus the worsening in Venezuela macroeconomic environment, has resulted in other-than-temporary lack of exchangeability between the Venezuelan bolivar and the U.S. dollar, and restricted the Company’s ability to pay dividends and satisfy other obligations denominated in U.S. dollars. The currency controls in Venezuela have significantly limited the Company’s ability to realize the benefits from earnings and to access to resulting liquidity of those operations. For accounting purposes, this lack of exchangeability has resulted in lack of control over Venezuelan subsidiaries. Therefore, in accordance to the applicable accounting standards, as of December 1, 2017, the Company deconsolidated the financial statements of its subsidiaries in Venezuela and began reporting the results under the cost method of accounting. Accordingly, since December 1, 2017, the Company no longer includes the results of its Venezuelan operations and recorded an impairment of $85,761 thousands as of December 31, 2017.

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $345,204 thousands and $270,073 thousands as of December 31, 2019 and 2018, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Principles of consolidation (continued)

Cash and cash equivalents, restricted cash and cash equivalents, short-term and long-term investments, amounted to $3,312,648 thousands and $1,202,372 thousands as of December 31, 2019 and 2018, respectively. As of December 31, 2019, 67% of those assets are located in the United States of America and 33% are located in foreign locations, mainly Brazil, Mexico and Argentina. As of December 31, 2018, 45% of those assets were located in the United States of America and 55% were in foreign locations, mainly Brazil, Mexico and Argentina.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for allowance for doubtful accounts and chargeback provisions, allowance for loans receivable, recoverability of goodwill, intangible assets with indefinite useful lives and deferred tax assets, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention plan, fair value of convertible debt, fair value of investments, fair value of derivative instruments, recognition of income taxes and contingencies and determination of the incremental borrowing rate at commencement date of lease operating agreements. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, consisting primarily of money market funds, to be cash equivalents.

Cash, cash equivalents and restricted cash and cash equivalents of $1,451,424 thousands as reported in the consolidated statements of cash flows for the year ended December 31, 2019 is the sum of $1,384,740 thousands and $66,684 thousands shown in lines Cash and cash equivalents and Restricted cash and cash equivalents, respectively, of the consolidated balance sheet.

Money market funds and sovereign debt securities are valued at fair value. See Note 8 “Fair Value Measurement of Assets and Liabilities” for further details.

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

The Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. With respect to debt securities, this assessment takes into account the intent to sell the security, whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and if the Company does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists). The Company did not recognize any other-than-temporary impairment on the investments in 2019, 2018 and 2017.

Corporate and sovereign debt securities (including Central Bank of Brazil mandatory guarantee) are valued at fair value. See Note 8 “Fair Value Measurement of Assets and Liabilities” for further details.

Fair value option applied to certain financial instruments

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

Investments (continued)

The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As result of the election of the fair value option, the Company recognized gains in interest income and other financial gains of $2,295 thousands as of December 31, 2019.

Credit cards receivables and funds payable to customers

Credit cards receivables mainly relate to the Company’s payments solution and arise due to the time taken to clear transactions through external payment networks either during the time required to collect the installments or during the period of time until those credit cards receivables are sold to financial institutions.

Credit cards receivables are presented net of the related provision for chargebacks. As of December 31, 2019 and 2018, there are no material past due credit cards receivables.

Funds payable to customers relate also to the Company’s payments solution and are originated by the amounts due to users held by the Company. Funds, net of any amount due to the Company by the user, are maintained in the user’s current account until withdrawl is requested by the user. See Note 4 “Short-term and long-term investments” for additional information on regulations in Brazil.

Loans receivable, net

Loans receivable represents loans granted to certain merchants and consumers through the Company’s Mercado Credito solution.

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

Through the Company’s Mercado Credito solution, merchants can borrow a certain percentage of their monthly sales volume and are charged with a fixed interest rate based on the overall credit assessment of the merchant. Merchant and consumers credits are repaid in a period ranging between 3 and 24 months.

The Company closely monitors credit quality for all loans receivable on a recurring basis. To assess a merchant and consumers seeking a loan under the Mercado Credito solution, the Company uses, among other indicators, a risk model internally developed, as a credit quality indicator to help predict the merchant's ability to repay the principal balance and interest related to the credit. The risk model uses multiple variables as predictors of the merchant's ability to repay the credit, including external and internal indicators. Internal indicators consider merchant's annual sales volume, claims history, prior repayment history, and other measures. Based on internal scoring, merchants are rated from A (Prime) to F (Upper medium grade). In addition, the Company considers external bureau information to enhance the scoring model and the decision making process. The internal rating and the bureau credit score are combined in a risk matrix, which is also used to price the loans based on the risk profile.

Transfer of financial assets

The Company may sell credit cards coupons to financial institutions, included within “Credit cards receivables”. These transactions are accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received and (3) the transferor does not maintain effective control over the transferred assets. When all the conditions are met, the Company derecognizes the corresponding financial asset from its balance sheet. As of December 31, 2019 and 2018, there is no continuing involvement with transferred credit card coupons to commercial banks. Based on historical experience to date the Company assessed that it does not hold a significant credit risk exposure in relation to transfer of financial assets with recourse. The aggregate gain included in net revenues arising from these financing transactions, net of the costs recognized on sale of credit card coupons, is $359,037 thousands, $258,595 thousands and $185,469 thousands, for the years ended December 31, 2019, 2018 and 2017, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Concentration of credit risk

Cash and cash equivalents, restricted cash and cash equivalents, short-term and long-term investments, credit cards receivable, accounts receivable and loans receivable are potentially subject to concentration of credit risk. Cash and cash equivalents, restricted cash and cash equivalents and investments are placed with financial institutions and financial instruments that Management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located internationally. Accounts receivable balances are settled through customer credit cards, debit cards and Mercado Pago accounts, with the majority of accounts receivable collected upon processing of credit card transactions. Loans receivable are granted to several loyal merchants and certain loyalty buyers. The Company maintains an allowance for doubtful accounts receivable, loans receivable and credit cards receivables based upon its historical experience and current aging of customers. Historically, such charges have been within Management expectations. However, unexpected or significant future changes in trends could result in a material impact to future statements of income or cash flows. Due to the relatively small dollar amount of individual accounts receivable and loans receivable, the Company generally does not require collateral on these balances. The allowance for doubtful accounts is recorded as a charge to sales and marketing expense.

During the years ended December 31, 2019, 2018 and 2017, no single customer accounted for more than 5% of net revenues. As of December 31, 2019 and 2018, no single customer, except for high credit quality credit card processing companies, accounted for more than 5% of accounts receivable and loans receivable.

Allowances for doubtful accounts

The Company maintains allowances for doubtful accounts and loans receivable, for Management’s estimate of probable losses that may result if customers do not make the required payments. Allowances are based upon several factors including, but not limited to, historical experience and the current aging of customers.

The Company writes-off accounts receivable and loans receivable when the customer balance becomes 180 and 90 days past due, respectively.

Provision for chargebacks

The Company is exposed to losses due to credit card fraud and other payment misuse. Provisions for these items represent the Company’s estimate of actual losses based on its historical experience, as well as economic conditions.

Provision for buyer protection program

The Company provides consumers with a buyer protection program (“BPP”) for all transactions completed through the Company’s online payment solution (“Mercado Pago”). The Company is exposed to losses under this program due to this program is designed to protect buyers in the Marketplace from losses due primarily to fraud or counterparty non-performance. Provisions for BPP represent the Company’s estimate of probable losses based on its historical experience.

Inventory

Inventory, consisting of products and mobile point of sale (“MPOS”) devices available for sale, are accounted for using the weighted average price method, and are valued at the lower of cost or market value. Third-party sellers whose products are stored at the Company’s fulfillment centers, maintain the ownership of their inventory hence these products are not included in Company’s inventory.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Property and equipment, net

Property and equipment are recorded at their acquisition cost and depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are expensed as incurred.

Costs related to the planning and post implementation phases of website development are recorded as an operating expense. Direct costs incurred in the development phase of website are capitalized and amortized using the straight-line method over an estimated useful life of three years. During 2019 and 2018, the Company capitalized $59,602 thousands and $38,412 thousands, respectively.

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

As of December 31, 2019 and 2018, the Company elected to perform the quantitative impairment test for both goodwill and intangible assets with indefinite useful life.

For the year ended December 31, 2019, the fair values of the reporting units were estimated using the income approach. Cash flow projections used were based on financial budgets approved by Management. The Company uses discount rates to each reporting unit in the range of 15.4% to 20.0%. The average discount rate used for 2019 was 17.3%. That rate reflected the Company’s estimated weighted average cost of capital. Key drivers in the analysis include Average Selling Price (“ASP”), Take Rate defined as marketplace revenues as a percentage of Gross Merchadise Volumem (“GMV”), Total Payment Volume Off Platform (“TPV Off”), Off Platform Take Rate defined as off platform revenues as a percentage of TPV Off, Wallet and Point TPV per Payer, Wallet Users over Total Population and Active Point devices. In addition, the analysis includes a business to e-commerce rate, which represents growth of e-commerce as a percentage of Gross Domestic Product, Internet penetration rates as well as trends in the Company’s market share.

If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and the second step is performed to measure the amount of impairment loss, if any. No impairment loss has been recognized in the years ended December 31, 2019, 2018 and 2017 as Management’s assessment of the fair value of each reporting unit exceeds its carrying value.

Intangible assets with indefinite useful life are considered impaired if the carrying amount of the intangible asset exceeds its fair value. No impairment loss has been recognized in the years ended December 31, 2019, 2018 and 2017.

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

Revenues are recognized when each performance obligation is satisfied by transferring the promised service to the customer according to the following criteria described for each type of service:

a)Enhanced Marketplace services:

•Revenues from intermediation services derived from listing and final value fees paid by sellers. Revenues related to final value fees are recognized at the time that the transaction is successfully concluded.

•Revenues from shipping services are generated when a buyer elects to receive the item through the Company’s shipping service and the service is rendered to the customer. When the Company acts as an agent, revenues derived from the shipping services are presented net of the transportation costs charged by third-party carriers and when the Company acts as principal, revenues derived from the shipping services are presented in gross basis. As part of the Company’s business strategy, shipping costs may be fully or partially subsidized at the Company’s option.

b)Non-Marketplace services:

•Revenues from commissions we charge to sellers for transactions off-platform derived from the use of the Company’s on-line payments solution, are recognized once the transaction is considered completed, when the payment is processed by the Company, net of rebates granted. The Company also earns revenues as a result of offering financing to its Mercado Pago users, either when the Company finances the transactions directly or when the Company sells the corresponding financial assets to financial institutions. When the Company finances the transactions directly, it recognizes financing revenue ratably over the period of the financing. When the Company sells the corresponding financial assets to financial institutions, the result of such sale is accounted for as financing revenues net of financing costs at the time of transfer of the financial assets.

•Classified advertising services, are recorded as revenue ratably during the listing period. Those fees are charged at the time the listing is uploaded onto the Company’s platform and is not subject to successful sale of the items listed.

•Advertising revenues such as the sale of banners are recognized on accrual basis during the average advertising period, and remaining advertising services such as sponsorship of sites and improved search standing are recognized based on “per-click” (which are generated each time users on the Company’s websites click through text-based advertisements to an advertiser’s designated website) values and as the “impressions” (i.e., the number of times that an advertisement appears in pages viewed by users of the Company’s websites) are delivered.

•Revenues from inventory sales are generated when control of the good is transferred to the Company’s customers.

•Revenues from interest earned on loans and advances granted to merchants and consumers are recognized over the period of the loan and are based on effective interest rates. The Company places loans on non-accrual status at 90 days past due.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. The allowance for doubtful accounts, loan receivables and chargebacks is estimated based upon the Company’s assessment of various factors, including historical experience, the age of the accounts receivable balances, current economic conditions and other factors that may affect its customers’ ability to pay. The allowance for doubtful accounts, loans receivable and chargebacks was $38,079 thousands and $23,411 thousands as of December 31, 2019 and 2018, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Revenue recognition (continued)

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the year in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2018 and 2017 was $5,918 thousands and $6,116 thousands, respectively, of which substantially all were recognized as revenue during the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, total deferred revenue was $16,590 thousands, mainly due to fees related to listing and optional feature services billed and loyalty program points that are expected to be accrued as revenue in the coming months.

Share-based payments

The liability related to the variable portion of the long term retention plans is remeasured at fair value. (See Note 14 “Long Term Retention Plan” for more details).

Sales tax

The Company’s subsidiaries in Brazil, Argentina, Venezuela and Colombia are subject to certain sales taxes which are classified as cost of net revenues and totaled $189,313 thousands, $139,433 thousands and $106,980 thousands for the years ended December 31, 2019, 2018 and 2017, respectively. Venezuelan result have been deconsolidated since December 1, 2017, therefore, 2019 and 2018 results do not include Venezuelan segment results.

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

Comprehensive (loss) income

Comprehensive (loss) income is comprised of two components, net (loss) income and other comprehensive (loss) income. This last component is defined as all other changes in the equity of the Company that result from transactions other than with shareholders. Other comprehensive (loss) income includes the cumulative adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries, unrealized gains and losses on investments classified as available-for-sale and on hedging activities. Total comprehensive (loss) income for the years ended December 31, 2019, 2018 and 2017 amounted to $(187,093) thousands, $(145,311) thousands and $(9,258) thousands, respectively.

Variable Interest Entities (VIE)

A VIE is an entity (i) that has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, (ii) that has equity investors who lack the characteristics of a controlling financial interest or (iii) in which the voting rights of some equity investors are disproportionate to their obligation to absorb losses or their right to receive returns, and substantially all of the entity’s activities are conducted on behalf of the equity investors with disproportionately few voting rights. The Company consolidates VIEs of which it is the primary beneficiary. The Company is considered to be the primary beneficiary of a VIE when it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. Please see Note 20 to these consolidated financial statements for additional detail on the VIEs used for securitization purposes.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Foreign currency translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Argentina, which has used the U.S. dollar as its functional currency since July 1, 2018. Accordingly, the foreign subsidiaries with local currency as functional currency translate assets and liabilities from their local currencies into U.S. dollars by using year-end exchange rates while income and expense accounts are translated at the average monthly rates in effect during the year, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive loss. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the consolidated financial statements of income under the caption “Foreign currency (losses) gains” and amounted to $(1,732) thousands, $18,240 thousands and $(21,635) thousands for the years ended December 31, 2019, 2018 and 2017, respectively.

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

During 2019, the Argentine Peso exchange rate increased by 59% against the U.S. dollar to 59.89 Argentine Pesos per U.S. dollar as of December 31, 2019. In a context of local currency volatility, in September 2019 the Argentine government implemented foreign exchange control regulations which implied restrictions to access to foreign exchange market.

Argentina is the second largest principal market of the Company’s business, as measured by net revenue (see Note 7 – Segment Reporting). Recently, the economic environment in Argentina has been volatile with weak economic conditions, devaluation of local currency, high interest rates and high level of inflation and indebtedness.

Derivative Financial Instruments

The Company’s operations are in various foreign currencies and consequently are exposed to foreign currency risk. The Company uses derivative instruments to reduce the volatility of earnings and cash flows which were designated as hedges. All outstanding derivatives are recognized in the Company’s consolidated balance sheet at fair value. The effective portion of a designated derivative’s gain or loss in a cash flow hedge is initially reported as a component of accumulated other comprehensive (loss) income and is subsequently reclassified into the financial statement line item in which the variability of the hedged item is recorded in the period the hedging transaction affects earnings.

The Company also hedges its economic exposure to foreign currency risk related to foreign currency denominated monetary assets and liabilities with foreign derivative currency contracts which were not designated as hedges. The gains and losses on the foreign exchange derivative contracts economically offset gains and losses on certain foreign currency denominated monetary assets and liabilities recognized in earnings. Accordingly, these outstanding non-designated derivatives are recognized in the Company’s consolidated balance sheet at fair value, and changes in fair value from these contracts are recorded in other income (expense), net in the consolidated statement of income.

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

Leases (continued)

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

Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to global intangible low-taxed income (GILTI) as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method. Accordingly, the Company was not required to record any impact in connection with the potential GILTI tax as of December 31, 2019 and 2018, respectively.

On August 17, 2011, the Argentine government issued a software development law and on September 9, 2013, the Argentine government issued a regulatory decree establishing the requirements to become a beneficiary of the software development law, including a requirement to comply with annual incremental ratios related to exports of services and research and development. The law expired on December 31, 2019.

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

As a result of the Company’s eligibility under the law, it recorded an income tax benefit of $12,007 thousands, $19,988 thousands and $22,919 thousands during 2019, 2018 and 2017, respectively. Furthermore, the Company recorded a labor cost benefit of $7,970 thousands, $6,801 thousands and $7,605 thousands during 2019, 2018 and 2017. Additionally, $1,398 thousands, $1,875 thousands and $2,137 thousands were accrued to pay software development law audit fees during 2019, 2018 and 2017, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.25, $0.45 and $0.52 for the years ended December 31, 2019, 2018 and 2017, respectively.

On June 10, 2019, the Argentine government enacted Law No. 27,506 (knowledge-based economy promotional regime), which established a regime that provides certain tax benefits for companies that meet specific criteria, such as companies that derive at least 70% of their revenues from certain specified activities. Law No. 27,506 allows companies currently benefiting from the software development law, to apply for tax benefits under Law No. 27,506, which will be effective from January 1, 2020 to December 31, 2029. Eligible companies are entitled to i) a 15% corporate income tax rate (instead of the otherwise applicable 30% corporate income tax rate), ii) a freeze on the taxpayer’s overall federal tax burden, iii) a reduction in employer social security contributions and iv) a tax credit in the amount of 1.6 times the amount payable as social security contributions. The tax credit may be used to offset federal taxes, such as value-added tax and income tax.

The mentioned regime was suspended on January 20, 2020 through a new resolution issued by Argentina’s Ministry of Productive Development until new rules for the application of the knowledge-based economy promotial regime are issued. The Company will analyze whether it will be eligible to benefit from the law and its related tax benefits once the new regulations are issued.

Uncertainty in income taxes

The Company recognizes, if any, uncertainty in income taxes by applying the accounting prescribed by U.S. GAAP, for which a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return should be considered. It also provides guidance on de-recognition, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods and expanded income tax disclosures. The Company classifies interest and penalties, if any, within income taxes expense, in the statement of income.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Uncertainty in income taxes (continued)

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after 2013 primarily include the U.S., Argentina, Brazil and Mexico.

2.00% Convertible Senior Notes due 2028 – Debt Exchange

On August 24, 2018, the Company issued $800,000 thousands of 2.00% Convertible Senior Notes due 2028 and on August 31, 2018 the Company issued an additional $80,000 thousands of notes pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, resulting in an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (collectively, the “2028 Notes”). For more detailed information in relation to the 2028 Notes, see Note 15 to these consolidated financial statements.

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

The Company determined that the shares of Preferred Stock should be classified as mezzanine equity upon their issuance since they are contingently redeemable as explained in Note 21. The Company also determined that there is a beneficial conversion feature of $5,841 thousands attributable to the Preferred Stock because the initial conversion price was lower than the fair value of MercadoLibre’s common stock on March 29, 2019 (the commitment date). The beneficial conversion feature was fully amortized at issuance, increasing the Preferred Stock’s carrying amount, since the shares of Preferred Stock are perpetual and the holders of Preferred Stock have the right to convert immediately.

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

The guidance permits the use of a modified retrospective approach, which requires an entity to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented. Alternatively, the guidance permits a “Comparatives Under 840 Option” that changes the date of initial application to the beginning of the period of adoption. The Company elected the Comparatives Under 840 Option in which it must apply ASC 840 to all comparative periods, including disclosures, and there were no effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things allows the Company to carryforward the historical lease classification. In addition, the Company elected certain practical expedients and accounting policies including the lessee practical expedient to not separate lease components. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company recognizes those lease payments in the consolidated statements of income on a straight-line basis over the lease term.

The standard had a material impact on the Company’s consolidated balance sheets. The most significant impact was the recognition of $118,029 thousands of ROU assets and $119,631 thousands of lease liabilities for operating leases, while the accounting for existing finance leases remains substantially unchanged.

Accounting Pronouncements Not Yet Adopted

On June 16, 2016 the FASB issued the ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of credit losses on financial instruments”. This update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this update eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this topic will require that credit losses be presented as an allowance rather than as a write-down. The new standard is effective for fiscal years beginning after December 15, 2019. The Company will adopt the new guidance effective January 1, 2020 and will apply its provisions through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted (modified-retrospective approach). The Company has completed its analysis of the impact of this guidance and the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

On August 29, 2018 the FASB issued the ASU 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)”. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of this standard will not have a material impact on the Company’s financial statements.

On December 18, 2019 the FASB issued the ASU 2019-12 “Income taxes (Topic 740)—Simplifying the accounting for income taxes”. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles and also improve consistent application by clarifying and amending existing guidance, such as franchise taxes and interim recognition of enactment of tax laws or rate changes. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

3.	Net (loss) income per share

Basic earnings per share for the Company’s common stock is computed by dividing, net (loss) income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the year.

On June 30, 2014, the Company issued $330,000 thousands of 2.25% Convertible Senior Notes due 2019 and on August 24, 2018 and August 31, 2018 the Company issued an aggregate principal amount of $880,000 thousands of 2.00% Convertible Senior Notes due 2028 (please refer to Note 15 to these consolidated financial statements for discussion regarding these debt notes). Additionaly, on March 29, 2019 the Company issued Preferred stock (see Note 21). The conversion of these debt notes and preferred stock are considered for diluted earnings per share utilizing the “if converted” method, the effect of that conversion is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive.

The denominator for diluted net (loss) income per share for the years ended on December 31, 2019, 2018 and 2017 does not include any effect from the 2019 Notes Capped Call Transactions or the 2028 Notes Capped Call Transactions (as defined in Note 15) because it would be antidilutive. In the event of conversion of any or all of the 2028 Notes, the shares that would be delivered to the Company under The Capped Call Transactions (as defined in Note 15) are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.

For the years ended December 31, 2019, 2018 and 2017, the effects of the conversion of the Notes and the redeemable convertible preferred stock on diluted earnings per share were antidilutive and, as a consequence, they were not computed for diluted earnings per share.

Net (loss) income per share of common stock is as follows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
	(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income per common share	$ (3.71)	$ (3.71)	$ (0.82)	$ (0.82)	$ 0.31	$ 0.31

Numerator:
Net (loss) income	$ (171,999)	$ (171,999)	$ (36,585)	$ (36,585)	$ 13,780	$ 13,780
Amortization of redeemable convertible preferred stock	(5,841)	(5,841)	—	—	—	—
Dividends on preferred stock	(3,000)	(3,000)	—	—	—	—
Net loss corresponding to common stock	$ (180,840)	$ (180,840)	$ (36,585)	$ (36,585)	$ 13,780	$ 13,780

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	48,692,906	—	44,529,614	—	44,157,364	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	48,692,906	—	44,529,614	—	44,157,364

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

4.	Short-term and long-term investments

The composition of short-term and long-term investments is as follows:

	December 31,	December 31,
	2019	2018
	(In thousands)
Short-term investments
Time Deposits	$ 189,660	$ 20,056
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	506,175	284,317
Sovereign Debt Securities (*)	901,343	157,147
Corporate Debt Securities	63	21
Total	$ 1,597,241	$ 461,541

Long-term investments
Sovereign Debt Securities	$ 260,320	$ 272,455
Corporate Debt Securities	173	241
Others Investments	3,490	3,440
Total	$ 263,983	$ 276,136

(*) $16,623 thousands held by the Company’s Argentine subsidiary in guarantee for secured lines of credit. (See Note 15 – Loans payable and other financial liabilities).

Unrealized gains of available-for-sale securities, net of tax, were $1,592 thousands, $2,729 thousands and $796 thousands for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019 and 2018, the Company has no securities considered held-to-maturity.

Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)

On November 1, 2018, the Company obtained approval from the Central Bank of Brazil to operate as an authorized payment institution. With this authorization, Mercado Pago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all obligations established by current regulations. Among other obligations, the regulations require authorized payment institutions to hold any electronic balance in a payment institution account in either a specific account of the Central Bank of Brazil that does not pay interest or Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia.” The percentage of electronic funds that were required to be deposited was 100% and 80% as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, in accordance with the regulation, the Company held $506,175 thousands and $284,317 thousands deposited in Brazilian federal government bonds, respectively, as a mandatory guarantee.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components

	December 31,	December 31,
	2019	2018
	(In thousands)
Accounts receivable, net:
Users	$ 27,340	$ 32,148
Advertising	9,452	7,061
Others debtors	4,979	4,646
	41,771	43,855
Allowance for doubtful accounts	(6,325)	(8,702)
	$ 35,446	$ 35,153

	December 31,	December 31,
	2019	2018
	(In thousands)
Credit cards receivable, net
Credit cards and other means of payments	$ 391,279	$ 368,371
Allowance for chargebacks	(11,310)	(8,073)
	$ 379,969	$ 360,298

	December 31,	December 31,
	2019	2018
	(In thousands)
Current loans receivable, net
Loans receivable	$ 202,489	$ 102,414
Allowance for uncollectible accounts	(20,384)	(6,636)
	$ 182,105	$ 95,778

	December 31,	December 31,
	2019	2018
	(In thousands)
Non current loans receivable, net
Loans receivable	$ 6,499	$ —
Allowance for uncollectible accounts	(60)	—
	$ 6,439	$ —

	December 31,	December 31,
	2019	2018
	(In thousands)
Current other assets:
VAT credits	$ 16,997	$ 19,656
Income tax credits	57,844	26,304
Sales tax	442	5,307
Other	13,453	10,302
	$ 88,736	$ 61,569

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

	December 31,	December 31,
	2019	2018
	(In thousands)
Non current other assets:
Judicial deposits	51,364	32,421
Other	6,877	5,323
	$ 58,241	$ 37,744

	Estimated
	useful life	December 31,	December 31,
	(years)	2019	2018
		(In thousands)
Property and equipment, net:
Equipment	3-5	$ 83,961	$ 68,526
Land & Building	50 (1)	80,832	68,607
Furniture and fixtures	3-5	83,810	20,732
Software	3	179,211	139,611
Cars	3	4,442	—
		432,256	297,476
Accumulated depreciation		(187,999)	(131,862)
		$ 244,257	$ 165,614

(1)	Estimated useful life attributable to “Buildings”.

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Depreciation and amortization:
Cost of net revenues	$ 8,873	$ 4,332	$ 3,737
Product and technology development	40,920	31,852	29,092
Sales and marketing	2,076	1,643	2,071
General and administrative	7,517	7,965	6,021
	$ 59,386	$ 45,792	$ 40,921

	December 31,	December 31,
	2019	2018
	(In thousands)
Accounts payable and accrued expenses:
Accounts payable	$ 331,140	$ 243,307
Accrued expenses
Advertising	33,118	16,083
Buyer protection program provision	3,808	4,146
Professional fees	2,485	1,242
Other expense provisions	1,758	1,888
Other current liabilities	—	93
	$ 372,309	$ 266,759

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

	December 31,	December 31,
	2019	2018
	(In thousands)
Current other liabilities:
Advanced Collections	$ 81,045	$ 20,465
Deferred revenue	16,590	5,918
Provisions and contingencies	5,123	5,992
Contingent considerations and escrows from acquisitions	792	1,124
Customer advances	9,621	—
Other	1,298	599
	$ 114,469	$ 34,098

	December 31,	December 31,
	2019	2018
	(In thousands)
Non current other liabilities:
Provisions and contingencies	$ 7,972	$ 12,591
Contingent considerations and escrows from acquisitions	4,470	4,942
Other	185	1,975
	$ 12,627	$ 19,508

	December 31,	December 31,	December 31,
	2019	2018	2017
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (408,099)	$ (394,306)	$ (283,647)
Unrealized gains on investments	2,029	3,345	1,211
Estimated tax loss on unrealized gains	(351)	(616)	(415)
Unrealized losses on hedging activities	(250)	—	—
	$ (406,671)	$ (391,577)	$ (282,851)

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

The following table summarizes the changes in accumulated balances of other comprehensive loss for the year December 31, 2019:

	Unrealized	Unrealized	Foreign	Estimated tax
	(Loss) Gains on	(Losses) Gains on	Currency	(expense)
	hedging activities, net	Investments	Translation	benefit	Total 2019	Total 2018
		(In thousands)
Balances as of December 31, 2018	$ —	$ 3,345	$ (394,306)	$ (616)	$ (391,577)	$ (282,851)
Other comprehensive (loss) income before reclassifications	(250)	2,029	(13,793)	(351)	(12,365)	(106,397)
Amount of (gain) loss reclassified from accumulated other comprehensive (loss) income	—	(3,345)	—	616	(2,729)	(2,329)
Net current period other comprehensive (loss) income	(250)	(1,316)	(13,793)	265	(15,094)	(108,726)
Ending balance	$ (250)	$ 2,029	$ (408,099)	$ (351)	$ (406,671)	$ (391,577)

The following table provides details about reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2019:

Amount of Gain (Loss)
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Income	Comprehensive	Affected Line Item
Components	Income	in the Statement of Income
(In thousands)
Unrealized gains on investments	$ 3,345	Interest income and other financial gains
Estimated tax gain on unrealized losses on investments	(616)	Income tax loss
Total reclassifications for the year	$ 2,729	Total, net of income taxes

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

The Company’s consolidated statement of income includes the results of operations of the acquired business as from October 2018. The net income before intercompany eliminations of the acquired Company included in the Company’s consolidated statement of income since the acquisition amounted to $419 thousands for the year ended December 31, 2018.

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

The purchase price was allocated based on the measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the initial accounting date. The valuation of identifiable intangible assets acquired reflects Management’s estimates based on the use of established valuation methods. Such assets consist of trademark, customer lists, non-compete and non-solicitation agreements for a total amount of $1,794 thousands. Management of the Company estimates that customer lists, trademark and non-compete agreements will be amortized over a three years period, while non-solicitation agreements will be amortized over a five years period.

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

Business combinations (continued)

Acquisition of a machine learning company in Argentina (continued)

The aggregate purchase price for the acquisition was $5,855 thousands, measured at its fair value amount, which included: (i) the total cash payment of $2,566 thousands at the time of closing; (ii) an escrow of $2,096 thousands and (iii) a contingent additional cash consideration up to $1,193 thousands.

The Company’s consolidated statement of income includes the results of operations of the acquired business as from September 2018. The net income before intercompany eliminations of the acquired Company included in the Company’s consolidated statement of income since the acquisition amounted to $113 thousands for the year ended December 31, 2018.

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

The purchase price was allocated based on the measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the initial accounting date. The valuation of identifiable intangible assets acquired reflects Management’s estimates based on the use of established valuation methods. Such assets consist of trademark, customer lists, non-compete and non-solicitation agreements for a total amount of $638 thousands. Management of the Company estimates that customer lists, trademark and non-compete agreements will be amortized over a three years period, while non-solicitation agreements will be amortized over a five years period.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business combinations, goodwill and intangible assets (continued)

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	December 31,	December 31,
	2019	2018
	(In thousands)
Goodwill	$ 87,609	$ 88,883
Intangible assets with indefinite lives
- Trademarks	8,366	8,584
Amortizable intangible assets
- Licenses and others	5,320	5,406
- Non-compete agreement	2,703	3,028
- Customer list	13,900	14,897
- Trademarks	4,723	4,565
Total intangible assets	$ 35,012	$ 36,480
Accumulated amortization	(20,737)	(17,899)
Total intangible assets, net	$ 14,275	$ 18,581

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business combinations, goodwill and intangible assets (continued)

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows:

	Year ended December 31, 2019
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the period	$ 30,069	$ 6,946	$ 31,340	$ 16,014	$ 3,339	$ 1,175	$ 88,883
- Purchase price allocations adjustments	—	45	—	—	—	—	45
- Effect of exchange rates changes	(997)	—	856	(1,142)	(27)	(9)	(1,319)
Balance, end of the year	$ 29,072	$ 6,991	$ 32,196	$ 14,872	$ 3,312	$ 1,166	$ 87,609

	Year ended December 31, 2018
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 32,492	$ 5,761	$ 30,396	$ 18,805	$ 3,632	$ 1,193	$ 92,279
- Business acquisitions	3,110	3,175	543	61	80	53	7,022
- Effect of exchange rates changes	(5,533)	(1,990)	401	(2,852)	(373)	(71)	(10,418)
Balance, end of the year	$ 30,069	$ 6,946	$ 31,340	$ 16,014	$ 3,339	$ 1,175	$ 88,883

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Business combinations, goodwill and intangible assets (continued)

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete and non-solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $3,912 thousands, $6,102 thousands and $4,402 thousands for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table summarizes the remaining amortization of intangible assets with definite useful life as of December 31, 2019:

For year ended 12/31/2020	$ 2,435
For year ended 12/31/2021	1,737
For year ended 12/31/2022	965
For year ended 12/31/2023	580
Thereafter	192
$ 5,909

7.	Segments

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (continued)

The following tables summarize the financial performance of the Company’s reporting segments:

	Year Ended December 31, 2019
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 1,461,509	$ 456,332	$ 275,133	$ 103,340	$ 2,296,314
Direct costs	(1,245,382)	(347,733)	(390,158)	(104,975)	(2,088,248)
Direct contribution	216,127	108,599	(115,025)	(1,635)	208,066

Operating expenses and indirect costs of net revenues					(361,227)
Loss from operations					(153,161)

Other income (expenses):
Interest income and other financial gains					113,523
Interest expense and other financial losses					(65,876)
Foreign currency losses					(1,732)
Net loss before income tax expense					$ (107,246)

	Year Ended December 31, 2018
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 866,175	$ 376,563	$ 109,096	$ 87,819	$ 1,439,653
Direct costs	(762,636)	(254,539)	(164,637)	(79,581)	(1,261,393)
Direct contribution	103,539	122,024	(55,541)	8,238	178,260

Operating expenses and indirect costs of net revenues					(247,742)
Loss from operations					(69,482)

Other income (expenses):
Interest income and other financial gains					42,039
Interest expense and other financial losses					(56,249)
Foreign currency gains					18,240
Net loss before income tax gain					$ (65,452)

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (continued)

	Year Ended December 31, 2017
	Brazil	Argentina	Mexico	Venezuela (*)	Other Countries	Total
	(In thousands)
Net revenues	$ 690,808	$ 359,357	$ 51,335	$ 54,327	$ 60,715	$ 1,216,542
Direct costs	(471,588)	(215,831)	(107,408)	(22,101)	(53,201)	(870,129)
Impairment of Long-lived Assets	-	-	-	(2,837)	-	(2,837)
Loss on deconsolidation of Venezuelan subsidiary	-	-	-	(76,617)	-	(76,617)
Direct contribution	219,220	143,526	(56,073)	(47,228)	7,514	266,959

Operating expenses and indirect costs of net revenues						(201,542)
Loss on Deconsolidation of Venezuelan's Intercompany balances						(9,144)
Income from operations						56,273

Other income (expenses):
Interest income and other financial gains						45,901
Interest expense and other financial losses						(26,469)
Foreign currency losses						(21,635)
Net income before income tax expense						$ 54,070

(*)Excludes results of operations for Venezuela for the month of December 2017. Please refer to Note 2 of these audited consolidated financial statements for additional detail.

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	December 31,	December 31,
	2019	2018
	(In thousands)
US property and equipment, net	$ 937	$ 2,959
Other countries
Argentina	100,536	58,358
Brazil	103,571	78,227
Mexico	30,131	16,497
Other countries	9,082	9,573
	$ 243,320	$ 162,655
Total property and equipment, net	$ 244,257	$ 165,614

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Segments (continued)

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	December 31,	December 31,
	2019	2018
	(In thousands)
US intangible assets	$ —	$ 46
Other countries goodwill and intangible assets
Argentina	8,632	9,050
Brazil	30,142	32,955
Mexico	36,003	35,993
Chile	22,237	24,638
Other countries	4,870	4,782
	$ 101,884	$ 107,418
Total goodwill and intangible assets	$ 101,884	$ 107,464

Consolidated net revenues by similar products and services for the years ended December 31, 2019, 2018 and 2017 were as follows:

Consolidated Net Revenues	2019	2018	2017
(In thousands)
Enhanced Marketplace (*)	$ 1,199,166	$ 702,379	$ 737,465
Non-marketplace (**)(***)	$ 1,097,148	$ 737,274	$ 479,077
Total	$ 2,296,314	$ 1,439,653	$ 1,216,542

(*)	Includes Final Value Fees and Shipping fees.
(**)	Includes, among other things, Ad Sales, Classified Fees, Payment Fees and other ancillary services.
(***)	Includes an amount of $949,869 thousands, $601,021 thousands and $356,417 thousands of Payment Fees for the year ended December 31, 2019, 2018 and 2017, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	December 31,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2019	(Level 1)	(Level 2)	(Level 3)	2018	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 688,760	$ 688,760	$ —	$ —	$ 179,252	$ 179,252	$ —	$ —
Sovereign Debt Securities	32,874	32,874	—	—	—	—	—	—
Restricted Cash and Cash Equivalents:
Money Market Funds	32,829	32,829	—	—	24,363	24,363	—	—
Sovereign Debt Securities	29,260	29,260	—	—	—	—	—	—
Investments:
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	506,175	506,175	—	—	284,317	284,317	—	—
Sovereign Debt Securities	1,161,663	1,161,663	—	—	429,602	429,602	—	—
Corporate Debt Securities	236	178	58	—	262	237	25	—
Other Assets:					—	—	—	—
Derivative Instruments	1,249	—	—	1,249	—	—	—	—
Total Financial Assets	$ 2,453,046	$ 2,451,739	$ 58	$ 1,249	$ 917,796	$ 917,771	$ 25	$ —
Liabilities:
Contingent considerations	$ 2,201	$ —	$ —	$ 2,201	$ 2,097	$ —	$ —	$ 2,097
Long-term retention plan	60,958	—	60,958	—	42,625	—	42,625	—
Derivative Instruments	251	—	—	251	—	—	—	—
Total Financial Liabilities	$ 63,410	$ —	$ 60,958	$ 2,452	$ 44,722	$ —	$ 42,625	$ 2,097

As of December 31, 2019 and 2018, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company assumptions. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (continued)

As of December 31, 2019 and 2018, the Company’s liabilities were valued at fair value using level 2 inputs and level 3 inputs (valuations based on unobservable inputs reflecting Company own assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. For the year ended December 31, 2019, the Company assumed contingent considerations for an amount of $2,201 thousands.

The unrealized net gains or losses on short-term and long-term investments for which the Company has not elected the fair value option are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of December 31, 2019 and 2018, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash, cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets funds and debt securities), accounts receivable, credit cards receivable, loans receivable, funds payable to customers, other assets (excluding derivative instruments), accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent consideration and derivative instruments). As of December 31, 2019 the estimated fair value of the 2028 Notes (liability component), which is based on Level 2 inputs, is $686,366 thousands and was determined based on market interest rates. As of December 31, 2018, the carrying values of the 2019 Notes (liability component) and the 2028 Notes (liability component) approximated their fair value because the discount rates used for the initial accouting were not materially different from market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of December 31, 2019 and 2018:

	Balances as of	Significant other	Balances as of	Significant other
	December 31,	observable inputs	December 31,	observable inputs
	2019	(Level 2)	2018	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 189,660	189,660	$ 20,056	$ 20,056
Accounts receivable, net	35,446	35,446	35,153	35,153
Credit Cards receivable, net	379,969	379,969	360,298	360,298
Loans receivable, net	188,544	188,544	95,778	95,778
Other assets	149,218	149,218	102,753	102,753
Total Assets	$ 942,837	$ 942,837	$ 614,038	$ 614,038
Liabilities
Accounts payable and accrued expenses	$ 372,309	$ 372,309	$ 266,759	$ 266,759
Funds payable to customers	894,057	894,057	640,954	640,954
Salaries and social security payable	67,686	67,686	40,942	40,942
Taxes payable	60,247	60,247	31,058	31,058
Loans payable and other financial liabilities (*)	817,491	927,903	735,177	735,177
Other liabilities	124,644	124,644	51,509	51,509
Total Liabilities	$ 2,336,434	$ 2,446,846	$ 1,766,399	$ 1,766,399

(*) The fair value of the 2028 Notes (including the equity component) is disclosed in Note 15.

As of December 31, 2019 and 2018, the Company held no direct investments in auction rate securities and does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (continued)

As of December 31, 2019 and 2018, the fair value of money market funds, sovereign and corporate debt securities classified as available for sale securities are as follows:

December 31, 2019
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Financial Gains	Financial Losses	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 688,760	$ —	$ —	$ —	$ —	$ 688,760
Sovereign Debt Securities	$ 32,851	$ —	$ —	$ 23	$ —	$ 32,874
Total Cash and cash equivalents	$ 721,611	$ —	$ —	$ 23	$ —	$ 721,634

Restricted Cash and cash equivalents
Money Market Funds	$ 32,829	$ —	$ —	$ —	$ —	$ 32,829
Sovereign Debt Securities (2)	29,227	—	—	33	—	29,260
Total Restricted Cash and cash equivalents	$ 62,056	$ —	$ —	$ 33	$ —	$ 62,089

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee) (3)	$ 504,195	$ —	$ —	$ 1,980	$ —	$ 506,175
Sovereign Debt Securities (4)	898,922	2,080	—	400	(59)	901,343
Corporate Debt Securities	63	—	—	—	—	63
Total Short-term investments	$ 1,403,180	$ 2,080	$ —	$ 2,380	$ (59)	$ 1,407,581

Long-term investments
Sovereign Debt Securities (5)	$ 260,400	$ 2	$ —	$ 1	$ (83)	$ 260,320
Corporate Debt Securities	170	3	—	—	—	173
Total Long-term investments	$ 260,570	$ 5	$ —	$ 1	$ (83)	$ 260,493

Total	$ 2,447,417	$ 2,085	$ —	$ 2,437	$ (142)	$ 2,451,797

(1)

Unrealized gains from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of December 31, 2019.

(2)	Held by the Company’s Argentine subsidiary in guarantee for secured lines of credit. (See Note 15 – Loans payable and other financial liabilities).
(3)

Brazilian government bonds measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Investments - Fair value option applied to certain financial instruments).

(4)

Includes $627,842 thousands of U.S treasury notes measured at fair value with impact on the consolidated statement of income for the application of the fair value option (See Note 2 – Investments - Fair value option applied to certain financial instruments) and $16,623 thousands held by the Company’s Argentine subsidiary in guarantee for secured lines of credit. (See Note 15 – Loans payable and other financial liabilities).

(5)

Includes $260,230 thousands of U.S treasury notes measured at fair value with impact on the consolidated statement of income for the application of the fair value option (See Note 2 –Investments - Fair value option applied to certain financial instruments).

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Fair value measurement of assets and liabilities (continued)

December 31, 2018
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 179,252	$ —	$ —	$ 179,252
Total Cash and cash equivalents	$ 179,252	$ —	$ —	$ 179,252

Restricted Cash and cash equivalents
Money Market Funds	$ 24,363	$ —	$ —	$ 24,363
Total Restricted Cash and cash equivalents	$ 24,363	$ —	$ —	$ 24,363

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee) (2)	$ 282,752	$ 1,565	$ —	$ 284,317
Sovereign Debt Securities	156,910	237	—	157,147
Corporate Debt Securities	21	—	—	21
Total Short-term investments	$ 439,683	$ 1,802	$ —	$ 441,485

Long-term investments
Sovereign Debt Securities	$ 271,024	$ 1,431	$ —	$ 272,455
Corporate Debt Securities	244	—	(3)	241
Total Long-term investments	$ 271,268	$ 1,431	$ (3)	$ 272,696

Total	$ 914,566	$ 3,233	$ (3)	$ 917,796

(1)Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of December 31, 2018.

(2)Brazilian government bonds measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Investments - Fair value option applied to certain financial instruments.)

The material portion of the Sovereign Debt Securities are U.S. Treasury Notes and Brazilian federal government bonds with no significant risk associated.

As of December 31, 2019, the estimated fair values (in thousands of U.S. dollars) of money market funds, sovereign and corporate debt securities classified by its effective maturities or Management expectation to convert the investments into cash are as follows:

One year or less	2,191,304
One year to two years	260,284
Two years to three years	67
Three years to four years	121
Four years to five years	21
Total	$ 2,451,797

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

9.	Common stock

Authorized, issued and outstanding shares

As of December 31, 2019 and 2018, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Fourth Amended Certificate of Incorporation”), the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“ Common Stock ”).

As of December 31, 2019 and 2018, there were 49,709,955 and 45,202,859 shares of common stock issued and outstanding with a par value of $0.001 per share.

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

10.	Mandatorily redeemable convertible preferred stock

Pursuant to the Fourth Amended Certificate of Incorporation, the Company authorized preferred stock consisting of 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2019, the Company has 100,000 shares of preferred stock issued and outstanding.

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

11.	Equity compensation plan and restricted shares

On June 10, 2019, at the Annual Shareholders’ Meeting, the Company’s shareholders approved the adoption of the Amended and Restated 2009 Equity Compensation Plan (the “Amended and Restated 2009 Plan”), which contains terms substantially similar to the terms of the “2009 Equity Compensation Plan” (the “2009 Plan”) that expired in 2019. As of December 31, 2019, there are 1,000,000 shares of common stock available for grant under the Amended and Restated 2009 Plan.

Equity compensation awards granted under the Amended and Restated 2009 Plan are at the discretion of the Company’s board of directors and may be in the form of either incentive or nonqualified stock options. As of December 31, 2019, there are no outstanding options granted under the Plan.

There was no granting during the period from January 1, 2007 to December 31, 2019.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

12.	Income taxes

The components of pretax (loss) income in consolidated companies for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
United States	$ 2,900	$ (19,461)	$ (29,895)
Brazil	25,693	(38,778)	104,641
Argentina	61,217	107,913	132,913
Mexico	(168,310)	(91,681)	(78,778)
Venezuela(*)	—	—	(8,890)
Other Countries(**)	(28,746)	(23,445)	(65,921)
	$ (107,246)	$ (65,452)	$ 54,070

(*) In 2017, corresponds to the pretax loss for the eleven-month period until deconsolidation occurred (Note 2).

(**) In 2017, includes $58,179 thousands of impairment from deconsolidation of Venezuelan subsidiaries reported by a holding subsidiary incorporated in Spain.

Income tax is composed of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Income Tax:
Current:
U.S.	$ 8,705	$ (10)	$ 22
Non-U.S.	39,595	64,028	64,843
	48,300	64,018	64,865
Deferred:
U.S.	(13,566)	(3,618)	1,827
Non-U.S.	30,019	(89,267)	(26,402)
	16,453	(92,885)	(24,575)
Income tax expense (gain)	64,753	(28,867)	40,290

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

12.	Income taxes (continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the effective income tax rate for 2019, 2018 and 2017 to income before taxes:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net (loss) income before income tax	$ (107,246)	$ (65,452)	$ 54,070
Income tax rate	21%	21%	35%
Expected income tax gain (expense)	$ (22,522)	$ (13,745)	$ 18,925
Permanent differences:
Federal and assets taxes	203	7	14
Transfer pricing adjustments	1,161	1,818	1,634
Non-deductible tax	683	1,043	800
Non-deductible expenses	9,309	6,982	5,704
Loss on deconsolidation of Venezuelan subsidiaries	—	—	21,006
Dividend distributions	2,594	1,085	5,342
Impairment of Venezuela property and equipment	—	—	888
Non-taxable income (*)	(15,418)	(31,562)	(27,602)
Effect of rates different than statutory	(11,521)	3,020	10,039
Currency translation	(4,201)	3,866	(202)
Change in valuation allowance	113,426	3,130	14,040
Reversal of outside basis dividends	—	—	(12,097)
Argentine tax reform (including changes in income tax rate)	(2,175)	1,217	1,828
U.S. tax reform	—	—	(840)
Colombian tax reform	—	442	—
Deferred tax reversed by merger	—	(3,994)	—
Exchange of convertible note	—	(1,756)	—
Tax Inflation Adjustments	(4,940)	—	—
Deferred tax reversed by spin-off	(886)	—	—
True up	(960)	(420)	811
Income tax expense (gain)	$ 64,753	$ (28,867)	$ 40,290

(*)	Includes Argentine Tax holiday described in Note 2 “Income taxes”

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

12.	Income taxes (continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
	(In thousands)
Deferred tax assets
Allowance for doubtful accounts	$ 7,601	$ 8,191
Unrealized net gains on investments	92	—
Property and equipment, net	5,467	4,472
Accounts payable and accrued expenses	2,202	2,324
Payroll and social security payable	10,255	6,374
Foreign exchange effect	1,846	1,233
Taxes payable	984	781
Non compete agreement	155	114
Provisions and non-deductible interest	40,593	9,901
Foreign tax credit	12,841	11,207
Tax loss carryforwards	167,420	112,565
Customer Lists	220	—
Trademarks	24	—
Tax inflation adjustments	6,757	—
Total deferred tax assets	256,457	157,162
Valuation allowance	(138,875)	(15,724)
Total deferred tax assets, net	117,582	141,438
Deferred tax liabilities
Property and equipment, net	(26,761)	(17,265)
Customer lists	(1,043)	(1,296)
Non compete agreement	—	(100)
Unrealized net losses on investments	(1,160)	(462)
Trademarks	(87)	(1,074)
Goodwill	(4,392)	(3,199)
Convertible notes and Capped Call	(63,258)	(68,302)
Accounts payable and accrued expenses	(1,914)	—
Payroll and social security payable	(313)	—
Provisions	(884)	—
Non Solicitation Agreement	(137)	—
Foreign exchange effect	(3)	—
Total deferred tax liabilities	$ (99,952)	$ (91,698)

As of December 31, 2019, consolidated loss carryforwards for income tax purposes were $167,420 thousands. If not utilized, tax loss carryforwards will begin to expire as follows:

2023	$1,545
2024	5
2025	1,792
2026	4,331
2027	21,556
Thereafter	82,749
Without due dates	55,442
Total	$167,420

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

12.	Income taxes (continued)

Tax reform in Argentina

On December 27, 2017, the Argentine Senate approved a comprehensive income tax reform effective since January 1, 2018. Argentinean tax reform, among other things, reduced the 35 percent income tax rate to 30 percent for 2018 and 2019, and to 25 percent as of 2020. The new regulation imposes a withholding income tax on dividends paid by an Argentine entity of 7 percent for 2018 and 2019, increasing to 13 percent as of 2020. Also, repeals the current “equalization tax” (i.e., 35 percent withholding applicable to dividends distributed in excess of the accumulated taxable income) for income accrued from 1 January 2018.

In addition, in September 2018, the Argentine Government issued the Decree 793/2018 which established a temporary withholding on exports of 12% with a maximum limit of 4 Argentine Pesos per each US dollar of the amount of the export invoice. This withholding on exports is applicable for exports of years 2019 and 2020.

On December 23, 2019 the Argentine congress enacted a law which maintains corporate income tax rate of 30% for two more years, instead of reducing the rate to 25% as established under the previous law. The law also maintains the dividend withholding tax rate of 7% for two more years for profits accrued during fiscal year starting on January 1, 2020, instead of applying the 13% rate as previously established. In regard to withholding on exports, the new law reduced the percentage from 12% (considering the mentioned limit, the effective tax rate was equivalent to 6.7% as of December 31, 2019) to 5% without limit and extended the application of withholdings on exports until December 31, 2021.

Valuation allowances on deferred tax assets

Management periodically assesses the need to establish a valuation allowance for deferred tax assets considering positive and negative objective evidence related to the realization of the deferred tax assets. Management’s judgments related to this assessment consider, among other factors, the nature, frequency and magnitude of current and cumulative losses on an individual subsidiary basis, projections of future taxable income, the duration of statutory carryforward periods, as well as feasible tax planning strategies, which would be employed by the Company to prevent tax loss carryforwards from expiring unutilized. Based on Management’s assessment of available objective evidence, the Company accounted for a valuation allowance on deferred tax assets of $138,875 thousands and $15,724 thousands as of December 31, 2019 and 2018, respectively. This valuation allowance includes $12,841 thousands and $11,207 thousands to fully reserve the outstanding U.S. foreign tax credits as of December 31, 2019 and 2018, respectively.

Management considers the earnings of the Company’s foreign subsidiaries to be indefinitely reinvested, other than certain earnings of which the distributions do not imply withholdings, exchange rate differences or state income taxes, and for that reason has not recorded a deferred tax liability.

13.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of December 31, 2019, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $7,972 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided. In addition, as of December 31, 2019, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible for an aggregate amount up to $19,326 thousands. No loss amounts have been accrued for such reasonably possible legal actions, the most significant of which are described below.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

13.	Commitments and Contingencies (continued)

Litigation and Other Legal Matters (continued)

Tax Claims

On September 2, 2011, the Brazilian Federal tax authority asserted taxes and fines against the Brazilian subsidiary, Mercadolivre.com, relating to the income tax for the 2006 period in an approximate amount of $ 0.6 million according to the exchange rate in effect as of December 31, 2019. On September 30, 2011, the Company presented administrative defenses against the authorities’ claim. On August 24, 2012, the Company presented its appeal to the Board of Tax Appeals (CARF—Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. The same Board of Tax Appeals recognized as due part of the tax compensation made by the Company, partially decreasing the outstanding debt. On November 21, 2014, the Company appealed to the Board of Tax Appeals, which rejected the appeal on September 8, 2016. The Company filed an appeal against the decision, and the Câmara Superior de Recursos Fiscais (Superior Administrative Court of Tax Appeals) ruled against the Company to uphold the claimed taxes and fines. This decision marked the end of the administrative stage. On July 28, 2017, the Company filed an annulment court action against the federal tax authority, which is now in its evidentiary phase. In December 2017, the Company also posted a bank security bond in the amount of $ 0.5 million according to the exchange rate as of December 31, 2019. The judge granted accounting expert evidence and on June 18, 2019, the Company introduced questions to the evidence presented. The Company´s management, based on the opinion of external legal counsel, believes that the tax position adopted is more likely than not, based on the technical merits of the tax position. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

Brazilian preliminary injunction against the Brazilian tax authorities

On November 6, 2014, the Brazilian subsidiaries Mercadolivre.com, Ebazar and Mercado Pago filed a writ of mandamus and requested a preliminary injunction with the Federal Court of Osasco against the federal tax authority to avoid the IR (income tax) withholding over payments remitted by the Brazilian subsidiaries to the Argentine subsidiary (Mercado Libre S.R.L.) for the provision of IT support and assistance services by the latter, and requested reimbursement of the amounts improperly withheld over the course of the preceding five (5) years. The preliminary injunction was granted on the grounds that such withholding violated the convention signed between Brazil and Argentina that prevents double taxation. In August 2015, the injunction was revoked by the first instance judge in its award, which was favorable to the tax authority. The Company filed an appeal in September 2015, which is pending judgment. As a result, the Company has started making deposits in court for the disputed amounts (in a total amount of $51.4 million as of December 31, 2019). Management’s opinion, based on the opinion of external legal counsel, is that the Company’s position is more likely than not to succeed in court, based on the technical merits of the tax position and the existence of favorable decisions issued by the Federal Regional Courts. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

Administrative tax claims

On November 9, 2016, São Paulo tax authorities asserted taxes and fines against its Brazilian subsidiary, Ebazar, relating to the entitlement of PIS and COFINS credits from 2012 in an approximate amount of $0.8 million, according to the exchange rate as of December 31, 2019. The Company presented administrative defenses against the authorities’ claim, which is pending judgment. The opinion of the Company´s management, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible, but not probable.

On December 27, 2016, São Paulo tax authorities assessed taxes and fines against its Brazilian subsidiary MercadoPago.com Representações Ltda., relating to the entitlement of PIS and COFINS credits from 2012 in an approximate amount of $3.0 million according to the exchange rate as of December 31, 2019. On February 1, 2017, the Company presented administrative defenses against the authorities’ claim. On October 9, 2017, a judgment was handed down recognizing that expenses with credit card companies are essential for payment institutions. On September 22, 2017, the award rendered was partially favorable to the Company, reducing the value of the tax assessment notice by approximately 60%. The Company filed an administrative appeal, which is pending judgment. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable.

On July 12, 2017, São Paulo tax authorities assessed taxes and fines against the Brazilian subsidiary IBazar relating to “ICMS” (tax on commerce and services) for the period from July 2012 to December 2013 in an amount of $3.0 million according to the exchange rate as of December 31, 2019. The Company filed administrative defenses against the claim, but the São Paulo authorities ruled against the Company and upheld the claimed taxes and fines. On October 30, 2017, the Company filed an appeal with the Tribunal de Impostos e Taxas de São Paulo (São Paulo Tax Administrative Court), which granted the appeal on February 23, 2018. The tax authorities filed a special appeal with the Câmara Superior (Superior Chamber of the Administrative Court), which was admitted on August 1, 2018 and is now pending judgment. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible, but not probable.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

13.	Commitments and Contingencies (continued)

Litigation and Other Legal Matters (continued)

Other parties have from time to time claimed, and others may claim in the future, that the Company was responsible for fraud committed against them, or that the Company has infringed their intellectual property rights. The underlying laws with respect to the potential liability of online intermediaries like the Company are unclear in the jurisdictions where the Company operates. Management believes that additional lawsuits alleging that the Company has violated copyright or trademark laws will be filed against the Company in the future.

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

Buyer protection program

The Company provides consumers with a BPP for all transactions completed through Mercado Pago. This program is designed to protect buyers in the Marketplace from losses due primarily to fraud or counterparty non-performance. The Company’s BPP provides protection to consumers by reimbursing them for the total value of a purchased item and the value of any shipping service paid if it does not arrive or does not match the seller’s description. The Company is entitled to recover from the third-party carrier companies performing the shipping service certain amounts paid under the BPP. Furthermore, in some specific circumstances (i.e. Black Friday, Hot Sale), the Company enters into insurance contracts with third-party insurance companies in order to cover contingencies that may arise from the BPP.

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

As of December 31, 2019 and 2018, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $1,365,815 thousands and $988,664 thousands, respectively, for which the Company recorded a provision of $3,808 thousands and $4,146 thousands, respectively.

Commitments

As of December 31, 2019, the Company entered into a purchase commitment with a U.S. supplier for a total amount of $30,000 thousands to be fully paid off between November 24, 2019 and March 23, 2023.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Long term retention plan

On March 29, 2019, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2019 Long-Term Retention Plan (“2019 LTRP”). In addition to the annual salary and bonus of each employee, certain employees (“Eligible Employees”) are eligible to participate in the 2019 LTRP, which provides for the grant to an Eligible Employee of a cash-settled fixed (a “2019 LTRP Fixed Award”) and cash-settled variable award, (a “2019 LTRP Variable Award”, and together with any 2019 LTRP Fixed Award, the “2019 LTRP Awards”). In order to receive payment in respect of the 2019 LTRP Awards, each Eligible Employee must remain employed as of each applicable payment date. The 2019 LTRP award is payable as follows:

•the eligible employee will receive 16.66% of half of his or her target 2019 LTRP bonus once a year for a period of six years, with the first payment occurring during the first quarter of 2020 (the “2019 Annual Fixed Payment”); and

•on each date the Company pays the Annual Fixed payment to the eligible employee, he or she will also receive a payment (the “2019 LTRP Variable Payment”) equal to the product of (i) 16.66% of the applicable 2019 LTRP Variable Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2018 Stock Price (as defined below). For purposes of the 2019 LTRP, the “2018 Stock Price” shall equal $322.91 (the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 -trading days of 2018) and the “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60-trading days of the year preceding the applicable payment date for so long as the Company’s common stock is listed on the NASDAQ.

The rest of LTRP outstanding as of December 31, 2019, follows similar calculation method as explained above for 2019 LTRP, except that the 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018 LTRP have performance conditions established by the Board of Directors that must be achieved at the first year-end of each plan. Similar to the 2019 LTRP, the rest of the outstanding LTRPs additionally have eligibility conditions to be achieved at each year-end and require the employee remain employed by the Company as of each payment date.

The following tables summarize the 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018 and 2019 LTRP Variable Award contractual obligation for the years ended December 31, 2019, 2018 and 2017:

	December 31, 2019		December 31, 2018		December 31, 2017
		Weighted-average		Weighted-average		Weighted-average
	Aggregate	remaining	Aggregate	remaining	Aggregate	remaining
	Intrinsic	contractual	Intrinsic	contractual	Intrinsic	contractual
	value	life (years)	value	life (years)	value	life (years)
	(In thousands)
Outstanding LTRP 2010	-	-	-	-	1,721	0.25
Outstanding LTRP 2011	-	-	1,738	0.25	3,023	0.75
Outstanding LTRP 2012	2,861	0.25	3,460	0.75	4,469	1.25
Outstanding LTRP 2013	-	-	4,318	0.25	7,524	0.75
Outstanding LTRP 2014	5,086	0.25	6,037	0.75	7,900	1.25
Outstanding LTRP 2015	10,484	0.75	9,398	1.25	11,022	1.75
Outstanding LTRP 2016	19,091	1.25	15,343	1.75	16,949	2.25
Outstanding LTRP 2017	19,654	1.75	14,860	2.25	15,652	2.75
Outstanding LTRP 2018	10,727	2.25	8,135	2.88	-	-
Outstanding LTRP 2019	56,322	2.75	-	-	-	-

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Long term retention plan (continued)

The following tables summarize the LTRP accrued compensation expense for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
LTRP 2009	-	-	29
LTRP 2010	-	24	1,050
LTRP 2011	26	766	1,668
LTRP 2012	1,755	1,398	2,300
LTRP 2013	97	2,416	4,554
LTRP 2014	3,743	2,921	4,591
LTRP 2015	6,266	3,984	5,766
LTRP 2016	9,838	5,975	8,350
LTRP 2017	9,737	6,639	7,411
LTRP 2018	5,089	3,402	-
LTRP 2019	15,111	-	-
	$ 51,662	$ 27,525	$ 35,719

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Loans payable and other financial liabilities

The following table summarizes the Company’s Loans payable and other financial liabilities as of December 31, 2019 and 2018:

					Book value as of

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	December 31, 2019	December 31, 2018
					(In thousands)
Current loans payable and other financial liabilities:
Loans from banks
Chilean Subsidiary	Chilean Pesos	Fixed	2.53%	January 2020	$38,780	$30,065

Secured lines of credit
Argentine Subsidiary	Argentine Pesos	Fixed	41.24%	January 2020	49,499	-

Unsecured lines of credit
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	9.11%	January 2020	16,435	13,462
Argentine Subsidiary	Argentine Pesos	Fixed	-%	-	-	8,579
Argentine Subsidiary	Argentine Pesos	Fixed	55.00%	January 2020	9,645	4,942
Chilean Subsidiary	Chilean Pesos	Fixed	2.47%	January 2020	1,951	1,185
Brazilian Subsidiary	Brazilian Reais		-%	-	-	875

Convertible notes					6,649	64,748
Finance lease obligations					2,008	1,464
Credit card collateralized debt					17,309	-
Collateralized debt					43,862	7,539
Other lines of credit					-	90
					$186,138	$132,949

Non Current loans payable and other financial liabilities:
Convertible notes					569,305	550,126
Finance lease obligations					7,368	5,661
Collateralized debt					54,680	46,441
					$631,353	$602,228

See Notes 20 and 22 to these consolidated financial statements for details regarding the Company’s collateralized debt securitization transactions and finance lease obligations, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Loans payable and other financial liabilities (continued)

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

During the fourth quarter of 2019, the conversion threshold was met and the Notes become convertible between January 1, 2020 and March 31, 2020. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes.

In connection with the issuance of the 2028 Notes, the Company paid $91,784 thousands, $11,472 thousands, $88,362 thousands (including transaction expenses) in August 2018, November 2018 and June 2019, respectively, to enter into capped call transactions with respect to shares of the common stock with certain financial institutions (the “2028 Notes Capped Call Transactions”). In addition, the Company paid $8,005 thousands in November 2019 to amend the strike and cap prices of the capped call transaction purchased in November 2018. The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of the Company’s common stock is greater than the strike price of the 2028 Notes Capped Call Transactions. The cost of the 2028 Notes Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheets.

The total estimated fair value of the 2028 Notes was $1,338,014 thousands as of December 31, 2019. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of December 31, 2019 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $571.94 closing price of the Company’s common stock on December 31, 2019, the if-converted value of the 2028 Notes exceed their principal amount by $255,109 thousands. The intention of the Company is to share-settle the excess conversion value upon conversion of the 2028 Notes.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Loans payable and other financial liabilities (continued)

The following table presents the carrying amounts of the liability and equity components related to the 2028 Notes as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(In thousands)
Amount of the equity component (1)	$327,305	$327,305

2.00% Convertible Senior Notes due 2028	$880,000	$880,000
Unamortized debt discount (2)	(301,227)	(325,783)
Unamortized transaction costs related to the debt component	(9,468)	(9,958)
Contractual coupon interest accrual	23,809	5,867
Contractual coupon interest payment	(17,160)	—
Net carrying amount	$575,954	$550,126

(1)Net of $6,163 thousands of transaction costs related to the equity component of the 2028 Notes.

(2)As of December 31, 2019, the remaining period over which the unamortized debt discount will be amortized is 8.7 years.

The following table presents the interest expense for contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Year ended December 31,
	2019	2018
	(In thousands)
Contractual coupon interest expense	$17,942	$5,867
Amortization of debt discount	24,556	7,686
Amortization of debt issuance costs	490	143
Total interest expense related to the 2028 Notes	$42,988	$13,696

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Loans payable and other financial liabilities (continued)

2.25% Convertible Senior Notes Due 2019 (continued)

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

The following table presents the carrying amounts of the liability and equity components related to the 2019 Notes as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(In thousands)
Amount of the equity component (1)	$—	$9,196

2.25% Convertible Senior Notes due 2019	$—	$65,987
Unamortized debt discount	—	(1,063)
Unamortized transaction costs related to the debt component	—	(176)
Contractual coupon interest accrual	—	5,447
Contractual coupon interest payment	—	(5,447)
Net carrying amount	$—	$64,748

(1)    Net of $236 thousands of transaction costs related to the equity component of the 2019 Notes.

The following table presents the interest expense for the contractual interest and the accretion of debt discount:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Contractual coupon interest expense	$745	$5,447	$7,425
Amortization of debt discount	1,063	7,424	9,628
Amortization of debt issuance costs	176	1,188	1,459
Total interest expense related to the 2019 Notes	$1,984	$14,059	$18,512

16.	Related Party Transactions

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

Transactions with Venezuelan related parties

Subsequent to Venezuelan's deconsolidation, the Company recorded allocation of expenses to the Venezuelan's subsidiaries amounting to $4,620 thousands and $9,519 thousands as of December 31, 2019 and 2018, respectively, which were expensed as incurred.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

17.	Valuation and qualifying accounts

The following table summarizes valuation and qualifying accounts activity during the years ended December 31, 2019, 2018 and 2017:

			Charges
			Utilized /
	Balance at beginning of	Charged/credited to Net income/	Currency translation adjustments /	Balance at end of
	year	(loss)	Write-offs and other adjustments	year
	(In thousands)
Allowance for doubtful accounts
Year ended December 31, 2017	10,436	12,264	(12,879)	9,821
Year ended December 31, 2018	9,821	10,968	(12,087)	8,702
Year ended December 31, 2019	8,702	5,520	(7,897)	6,325

Credit cards receivable allowance for chargebacks
Year ended December 31, 2017	2,511	3,422	(749)	5,184
Year ended December 31, 2018	5,184	9,199	(6,310)	8,073
Year ended December 31, 2019	8,073	15,673	(12,436)	11,310

Loans receivable allowance for uncollectible accounts
Year ended December 31, 2017	110	5,163	(543)	4,730
Year ended December 31, 2018	4,730	27,725	(25,819)	6,636
Year ended December 31, 2019	6,636	64,341	(50,533)	20,444

Tax valuation allowance
Year ended December 31, 2017	8,971	12,173	(5,722)	15,422
Year ended December 31, 2018	15,422	3,130	(2,828)	15,724
Year ended December 31, 2019	15,724	113,426	9,725	138,875

Contingencies
Year ended December 31, 2017	5,587	6,657	(6,342)	5,902
Year ended December 31, 2018	5,902	7,969	(8,058)	5,813
Year ended December 31, 2019	5,813	10,978	(8,819)	7,972

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

18.	Quarterly Financial Data (unaudited)

The following tables present certain consolidated quarterly financial information for each of the last twelve quarters for the years ended December 31, 2019, 2018 and 2017:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except for share data)
2019
Net Revenues	$ 473,770	$ 545,242	$ 603,031	$ 674,271
Gross profit	237,004	272,430	284,342	308,347
Net Income (loss)	11,864	16,217	(146,082)	(53,998)
Net Income (loss) per share-basic	0.13	0.31	(2.96)	(1.11)
Net Income (loss) per share-diluted	0.13	0.31	(2.96)	(1.11)
Weighted average shares
Basic	45,980,255	49,318,522	49,710,723	49,709,955
Diluted	45,980,255	49,318,522	49,710,723	49,709,955

2018
Net Revenues	$ 320,976	$ 335,377	$ 355,281	$ 428,019
Gross profit	162,758	159,749	169,718	204,783
Net loss	(12,919)	(11,251)	(10,078)	(2,337)
Net loss per share-basic	(0.29)	(0.25)	(0.23)	(0.05)
Net loss per share-diluted	(0.29)	(0.25)	(0.23)	(0.05)
Weighted average shares
Basic	44,157,364	44,157,364	44,588,704	45,202,859
Diluted	44,157,364	44,157,364	44,588,704	45,202,859

2017
Net Revenues	$ 269,675	$ 283,882	$ 304,921	$ 358,064
Gross profit	168,856	171,554	175,827	203,363
Net Income (loss)	48,518	5,316	27,666	(67,720)
Net Income (loss) per share-basic	1.10	0.12	0.63	(1.53)
Net Income (loss) per share-diluted	1.10	0.12	0.63	(1.53)
Weighted average shares
Basic	44,157,364	44,157,364	44,157,364	44,157,364
Diluted	44,157,364	44,157,364	44,157,364	44,157,364

19.	Cash Dividend Distribution

After reviewing the Company's capital allocation process the Board of Directors has concluded that it has multiple investment opportunities that can generate greater return to shareholders through investing capital into the business over a dividend policy. Consequently, the Board of Directors suspended the payment of dividend to shareholders as from the first quarter of 2018.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

20.	Securitization transactions

The process of securitization consists of the issuance of securities collateralized by a pool of assets through a special purpose entity, often under a VIE.

The Company securitizes financial assets associated with its credit cards and loans receivable portfolio. The Company’s securitization transactions typically involve the legal transfer of financial assets to bankruptcy remote special purpose entities (“SPEs”) or the acquisition of loans receivable portfolios through SPEs. The Company generally retains economic interests in the collateralized securitization transactions, which are retained in the form of subordinated interests. For accounting purposes, the Company is precluded from recording the transfers of assets in securitization transactions as sales or is required to consolidate the SPE.

Additionally, the Company securitizes certain credit cards receivable related to user’s purchases through Argentine SPEs. According to the SPE contracts, the Company has determinated that it has no obligation to absorb losses or the right to receive benefits of the SPE that could be significant because it does not retain any equity certificate of participation or subordinated interest in the SPEs. As the Company do not control the vehicule, the assets, liabilities, and related results are not consolidated in its financial statements.

The Company securitizes certain loans receivable through Brazilian, Argentine and Mexican SPEs, formed to securitize loans receivable provided by the Company to its users or purchased from financial institutions that grant loans to the Company’s users through Mercado Pago. According to the SPE contracts, the Company has determined that it has both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant because it retains the equity certificates of participation, and would therefore also be consolidated. When the Company controls the vehicle, it accounts the securitization transactions as if they were secured financing and therefore the assets, liabilities, and related results are consolidated in its financial statements.

As of December 31, 2019, the carrying value of the Brazilian collateralized debt was $61,232 thousands, composed by: 1) $15,050 thousands bears interest at a rate of Brazilian DI plus 3.5% per annum for a term of 36 months, due in June 2021 and 2) $46,182 thousands bears interest at a rate of Brazilian DI plus 3.25% per annum for a term of 30 months, due in May 2021. The carrying value of the Argentine collateralized debt was $11,643 thousands, composed of: 1) $672 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 37% and a maximum 52% nominal rate per annum for a term of 8 months, fully paid off in January 2020; 2) $1,858 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 36% and a maximum 51% nominal rate per annum for a term of 9 months, due in April 2020; 3) $4,748 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 33% and a maximum 48% nominal rate per annum for a term of 5 months, due in May 2020 and 4) $4,365 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 40% and a maximum 50% nominal rate per annum for a term of 9 months, due in August 2020. The carrying value of the Mexican collateralized debt was $25,667 thousands bears interest at a variable rate equivalent to the equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.34% per annum for term of 36 months, due in November 2022.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

20.	Securitization transactions (continued)

The assets and liabilities of the SPEs included in the Company’s consolidated financial statements as of December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
	2019	2018
Assets	(in thousands)
Current assets:
Restricted cash and cash equivalents	$37,424	$24,363
Loans receivable, net	104,419	51,471
Total current assets	141,843	75,834
Loans receivable, net	4,395	—
Total non-current assets	4,395	—
Total assets	$146,238	$75,834
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$128	$113
Loans payable and other financial liabilities	43,862	7,539
Total current liabilities	43,990	7,652
Non-current liabilities:
Loans payable and other financial liabilities	54,680	46,441
Total non-current liabilities	54,680	46,441
Total liabilities	$98,670	$54,093

21.	Equity Offerings

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

In the aggregate, the Company raised funds in the amount of $1,965,903 thousands net of issuance costs paid in the amount of $34,097 thousands.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

22.	Leases

The Company leases certain fulfillment centers, office space and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows (in thousands):

December 31,
2019
Operating Leases
Operating lease right-of-use assets	$200,449

Operating lease liabilities	$199,932

Finance Leases
Property and equipment, at cost	10,952
Accumulated depreciation	(1,563)
Property and equipment, net	$9,389

Loans payable and other financial liabilities	$9,376

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases at December 31, 2019:

Weighted average remaining lease term
Operating leases	9	Years
Finance leases	4	Years

Weighted average discount rate (*)
Operating leases	11.9%
Finance leases	27.1%

(*) Includes discount rates of leases in local currency and U.S dollar.

The components of lease expense were as follows (in thousands):

December 31,
2019

Operating lease cost	$29,515

Finance lease cost:
Depreciation of property and equipment	1,514
Interest on lease liabilities	1,798
Total finance lease cost	$3,312

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

22.	Leases(continued)

Supplemental cash flow information related to leases was as follows (in thousands):

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,381
Financing cash flows from finance leases	1,929

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$93,160
Finance leases	4,496

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases (in thousands):

Period Ending December 31, 2019	Operating Leases	Finance Leases
One year or less	$37,689	$4,348
One year to two years	37,211	4,134
Two years to three years	35,004	4,134
Three years to four years	31,888	2,768
Four years to five years	31,028	722
Thereafter	135,875	—
Total lease payments	$308,695	$16,106
Less imputed interest	(108,763)	(6,730)
Total	$199,932	$9,376

23.	Derivative Instruments

The Company designates certain derivatives as hedges of particular risks associated with forecasted purchases. These transactions, mainly currency forward contracts, are classified as cash flow hedges.

As of December 31, 2019 the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. Pursuant to these contracts, the Company will buy a notional amount of $6,382 thousands in January 2020, $2,089 thousands in February 2020, $1,604 thousands in March 2020, $1,171 thousands in April 2020, $1,443 thousands in May 2020 and $1,547 thousands in June 2020, at fixed currency rates. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of December 31, 2019, the Company estimated that the whole amount of net derivative losses related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

In addition, as of December 31, 2019, the Company entered into a foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of a Brazilian subsidiary, whose functional currency is the Brazilian Reais, which were not designated as hedge for accounting purposes. Pursuant to these contracts, the Company will buy a notional amount of $10,000 thousands in January 2020, $23,300 thousands in February 2020, $6,200 thousands in March 2020, $10,000 thousands in June 2020 and $18,600 thousands in July 2020, at fixed currency rates.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

23.	Derivative Instruments (continued)

Foreign exchange contracts

The fair values of the Company’s outstanding derivative instruments as of December 31, 2019 were as follows:

		December 31,
	Balance sheet location	2019
		(In thousands)
Derivatives
Foreign exchange contracts not designated as hedging instruments	Other current assets	$1,249
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$251

The effects of the outstanding Derivative Contracts and firm commitments on Consolidated Statement of Income during the year ended December 31, 2019 were as follows:

December 31, 2019
(In thousands)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	$301

24.	Subsequent event

Regulation issued by Argentine Central Bank

In January 2020, the Central Bank of Argentina enacted a regulation relating to the payments services providers that applies to the FinTech institutions that are not financial institutions but nevertheless, provide payment services in at least one of the processes of the payments system. According to this regulation, payments services providers must register by April 1, 2020, in a new registry of payments services providers created by the Central Bank of Argentina. The regulation sets forth certain specific rules related to (i) the provision of information to users; (ii) keep the funds of the users deposited in a freely available bank account; (iii) allow the users dispose immediately the funds accredited (iv) provide information relating to the business of payments processing.

If the regulation had been in force as of December 31, 2019, the amount to be deposited in a freely available bank account would amount to $126,893 thousands.

