Form 10-Q
period 2020-03-31
MERCADOLIBRE INC
filed 2020-05-06
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

49,709,955 shares of the issuer’s common stock, $0.001 par value, outstanding as of May 4, 2020.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of March 31, 2020 and December 31, 2019

(In thousands of U.S. dollars, except par value)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$ 1,071,217	$ 1,384,740
Restricted cash and cash equivalents	194,166	66,684
Short-term investments (353,162 and 522,798 held in guarantee)	1,558,325	1,597,241
Accounts receivable, net	34,060	35,446
Credit cards receivable, net	366,803	379,969
Loans receivable, net	141,419	182,105
Prepaid expenses	35,294	45,309
Inventory	12,114	8,626
Other assets	96,876	88,736
Total current assets	3,510,274	3,788,856
Non-current assets:
Long-term investments	269,955	263,983
Loans receivable, net	6,879	6,439
Property and equipment, net	239,249	244,257
Operating lease right-of-use assets	183,534	200,449
Goodwill	82,283	87,609
Intangible assets, net	17,133	14,275
Deferred tax assets	102,296	117,582
Other assets	46,477	58,241
Total non-current assets	947,806	992,835
Total assets	$ 4,458,080	$ 4,781,691
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 295,500	$ 372,309
Funds payable to customers	718,454	894,057
Salaries and social security payable	100,059	101,841
Taxes payable	46,394	60,247
Loans payable and other financial liabilities	316,508	186,138
Operating lease liabilities	23,025	23,259
Other liabilities	76,560	114,469
Total current liabilities	1,576,500	1,752,320
Non-current liabilities:
Salaries and social security payable	16,165	26,803
Loans payable and other financial liabilities	616,295	631,353
Operating lease liabilities	169,147	176,673
Deferred tax liabilities	98,048	99,952
Other liabilities	16,515	12,627
Total non-current liabilities	916,170	947,408
Total liabilities	$ 2,492,670	$ 2,699,728

Commitments and Contingencies (Note 9)

Redeemable convertible preferred stock, $0.001 par value, 40,000,000 shares authorized,
100,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	$ 98,843	$ 98,843

Equity

Common stock, $0.001 par value, 110,000,000 shares authorized,
49,709,955 shares issued and outstanding at March 31,
2020 and December 31, 2019	$ 50	$ 50
Additional paid-in capital	2,068,048	2,067,869
Treasury stock	(720)	(720)
Retained earnings	295,913	322,592
Accumulated other comprehensive loss	(496,724)	(406,671)
Total Equity	1,866,567	1,983,120
Total Liabilities, Redeemable convertible preferred stock and Equity	$ 4,458,080	$ 4,781,691

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the three-month periods ended March 31, 2020 and 2019

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net revenues	$ 652,091	$ 473,770
Cost of net revenues	(339,277)	(236,766)
Gross profit	312,814	237,004
Operating expenses:
Product and technology development	(73,435)	(52,369)
Sales and marketing	(206,507)	(130,676)
General and administrative	(62,566)	(43,820)
Total operating expenses	(342,508)	(226,865)
(Loss) income from operations	(29,694)	10,139

Other income (expenses):
Interest income and other financial gains	36,784	24,444
Interest expense and other financial losses	(23,584)	(15,559)
Foreign currency losses	(186)	(3,669)
Net (loss) income before income tax expense	(16,680)	15,355

Income tax expense	(4,429)	(3,491)
Net (loss) income	$ (21,109)	$ 11,864

	Three Months Ended March 31,
	2020	2019
Basic EPS
Basic net (loss) income
Available to shareholders per common share	$ (0.44)	$ 0.13
Weighted average of outstanding common shares	49,709,955	45,980,255
Diluted EPS
Diluted net (loss) income
Available to shareholders per common share	$ (0.44)	$ 0.13
Weighted average of outstanding common shares	49,709,955	45,980,255

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the three-month periods ended March 31, 2020 and 2019

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$ (21,109)	$ 11,864
Other comprehensive loss, net of income tax:
Currency translation adjustment	(94,597)	(294)
Unrealized gains on hedging activities	3,981	—
Unrealized net gains on available for sale investments	2,268	2,012
Less: Reclassification adjustment for gains from accumulated other comprehensive (loss) income	1,705	2,729
Net change in accumulated other comprehensive loss, net of income tax	(90,053)	(1,011)
Total Comprehensive (loss) income	$ (111,162)	$ 10,853

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Equity

For the three-month periods ended March 31, 2020 and 2019

(In thousands of U.S. dollars)

(Unaudited)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2019	49,710	$50	$2,067,869	$(720)	$322,592	$(406,671)	$1,983,120
Changes in accounting standards	—	—	—	—	(4,570)	—	(4,570)
Balance as of December 31, 2019 Restated	49,710	$50	$2,067,869	$(720)	$318,022	$(406,671)	$1,978,550
Stock-based compensation — restricted shares issued	—	—	179	—	—	—	179
Net loss	—	—	—	—	(21,109)	—	(21,109)
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(1,000)	—	(1,000)
Other comprehensive loss	—	—	—	—	—	(90,053)	(90,053)
Balance as of March 31, 2020	49,710	$50	$2,068,048	$(720)	$295,913	$(496,724)	$1,866,567

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Total
	Shares	Amount	capital	Earnings	loss	Equity
Balance as of December 31, 2018	45,203	$45	224,800	$503,432	$(391,577)	$336,700

Common Stock issued	4,116	4	1,866,496	—	—	1,866,500
Exercise of convertible notes	—	—	2	—	—	2
Unwind Capped Call	—	—	3	—	—	3
Net income	—	—	—	11,864	—	11,864
Amortization of Preferred Stock discount	—	—	5,841	(5,841)	—	—
Other comprehensive loss	—	—	—	—	(1,011)	(1,011)
Balance as of March 31, 2019	49,319	$49	$2,097,142	$509,455	$(392,588)	$2,214,058

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flow

For the three-month periods ended March 31, 2020 and 2019

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash flows from operations:
Net (loss) income	$ (21,109)	$ 11,864
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Unrealized devaluation loss, net	18,505	1,886
Depreciation and amortization	21,550	15,694
Accrued interest	(22,352)	(8,699)
Non cash interest, convertible notes amortization of debt discount and amortization of debt issuance costs and other charges	20,787	3,018
Financial results on derivative instruments	(16,767)	—
Stock-based compensation expense — restricted shares	179	—
LTRP accrued compensation	15,664	13,441
Deferred income taxes	(4,199)	(14,456)
Changes in assets and liabilities:
Accounts receivable	19,748	337
Credit card receivables	(33,303)	35,893
Prepaid expenses	8,560	3,316
Inventory	(5,272)	1,652
Other assets	(5,796)	(5,085)
Payables and accrued expenses	(43,101)	(491)
Funds payable to customers	(21,344)	63,730
Other liabilities	(32,206)	12,735
Interest received from investments	14,805	3,536
Net cash (used in) provided by operating activities	(85,651)	138,371
Cash flows from investing activities:
Purchase of investments	(1,323,631)	(1,624,226)
Proceeds from sale and maturity of investments	1,249,960	439,712
Receipts from settlements of derivative instruments	3,668	—
Payment for acquired businesses, net of cash acquired	(7,561)	—
Purchases of intangible assets	(93)	(34)
Changes in principal of loans receivable, net	(27,250)	(42,609)
Purchases of property and equipment	(45,175)	(32,928)
Net cash used in investing activities	(150,082)	(1,260,085)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	749,617	33,977
Payments on loans payable and other financing liabilities	(593,497)	(23,816)
Payment of finance lease obligations	(564)	(662)
Dividends paid of preferred stock	(1,000)	—
Proceeds from issuance of convertible redeemable preferred stock, net	—	98,688
Proceeds from issuance of common stock, net	—	1,866,500
Net cash provided by financing activities	154,556	1,974,687
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(104,864)	(11,407)
Net (decrease) increase in cash, cash equivalents, restricted cash and cash equivalents	(186,041)	841,566
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	$ 1,451,424	$ 464,695
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$ 1,265,383	$ 1,306,261

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

As of March 31, 2020, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its FinTech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile and Uruguay.

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

Substantially all net revenues, cost of net revenues and operating expenses are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $337,930 thousands and $345,204 thousands as of March 31, 2020 and December 31, 2019, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of March 31, 2020 and December 31, 2019. These financial statements include the Company’s consolidated statements of income, comprehensive income, equity and of cash flows for the three-month periods ended March 31, 2020 and 2019. These interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see note 2 to the financial statements in the Company’s Form 10-K for the year ended December 31, 2019. During the three-month period ended March 31, 2020, there were no material updates made to the Company’s significant accounting policies, except for the adoption of ASC 326 as of January 1, 2020. See Note 2 to these interim condensed consolidated financial statements for more details.

Revenue recognition

Revenue recognition criteria for the services mentioned above are described in note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Receivables are presented net of allowance for doubtful accounts, loans receivable and chargebacks of $44,356 thousands and $38,079 thousands as of March 31, 2020 and December 31, 2019, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2019 and 2018 was $16,590 thousands and $5,918 thousands, respectively, of which $5,562 thousands and $3,188 thousands were recognized as revenue during the three-month periods ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, total deferred revenue was $16,567 thousands, mainly due to fees related to listing and optional feature services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

Allowances for doubtful accounts on accounts receivable and loans receivable

Since January 1, 2020 the Company maintains allowances for doubtful accounts for Management’s estimate of current expected credit losses (“CECL”) that may result if customers do not make the required payments.

Measurement of current expected credit losses

The company estimates its allowance for credit losses as the lifetime expected credit losses of the accounts receivables mentioned above. The CECL represent the present value of the uncollectible portion of the principal, interest, late fees, and other allowable charges.

Loans Receivable

Loans Receivable in this portfolio include the products that the company offers to: 1) on-line merchant, 2) instore merchant and 3) consumers.

For loans receivable that share similar risk characteristics such as product type, country, unpaid installments, days delinquent, and other relevant factors, the company estimates the lifetime expected credit loss allowance based on a collective assessment.

The lifetime expected credit losses is determined by applying probability of default and loss given default models to monthly projected exposures, then discounting these cash flows to present value using the portfolio’s loans interest rate, estimated as a weighted average of the original effective interest rate of all the loans that conform the portfolio segment.

The probability of default is an estimation of the likelihood that a loan receivable will default over a given time horizon. Probability of default models are estimated using a transition matrix method; these matrices are constructed using roll rates and then transformed, taking into account the expected future delinquency rate (forward looking models). Therefore, the models include macroeconomic outlook or projections and recent performance. With this model, the Company estimates marginal monthly default probabilities for each delinquency bucket, type of product and country. Each marginal monthly probability of default represents a different possible scenario of default.

The exposure at default is equal to the receivables’ expected outstanding principal, interest and other allowable balances. The Company estimates the exposure at default that the portfolio of loans would have in each possible moment of default, meaning for each possible scenario mentioned above.

The loss given default is the percentage of the exposure at default that is not recoverable. The Company estimates this percentage using the transition matrix method mentioned above and the portfolio segment´s interest rate.

The measurement of CECL is based on probability-weighted scenarios (probability of default for each month), in view of past events (roll rates), current conditions and adjustments to reflect the reasonable and supportable forecast of future economic conditions which were affected, among other factors, by the COVID-19 pandemic. The Company will continue to monitor the impact of the pandemic on expected credit losses estimates.

The Company writes off loans receivable when the customer balance becomes 90 days past due.

Accounts Receivable

To measure the CECL, accounts receivable have been grouped based on shared credit risk characteristics and the number of days past due. The Company has therefore concluded that the expected loss rates for accounts receivable is a reasonable approximation of the historical loss rates for those assets. Accounts receivable are recovered over a period of 0-180 days, therefore, forecasted changes to economic conditions are not expected to have a significant effect on the estimate of the allowance for doubtful accounts.

The Company writes off accounts receivable when the customer balance becomes 180 days past due.

Cash and cash equivalents, restricted cash and cash equivalents, short-term investments and credit cards receivable

The Company’s management assesses balances for credit losses included in cash and cash equivalents, restricted cash and cash equivalents, short-term investments (measured at amortized cost) and credit cards receivable, based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models. As of March 31, 2020, the Company did not account for any credit loss.

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

The Company also hedges its economic exposure to foreign currency risk related to foreign currency denominated monetary assets and liabilities with foreign derivative currency contracts which were not designated as hedges. The gains and losses on the foreign exchange derivative contracts economically offset gains and losses on certain foreign currency denominated monetary assets and liabilities recognized in earnings. Accordingly, these outstanding non-designated derivatives are recognized in the Company’s consolidated balance sheet at fair value, and changes in fair value from these contracts are recorded in other income (expense), net in the consolidated statement of (loss) income.

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

A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized. Accordingly, Management periodically assesses the need to establish a valuation allowance for deferred tax assets considering positive and negative objective evidence related to the realization of the deferred tax assets. Management’s judgments related to this assessment consider, among other factors, the nature, frequency and magnitude of current and cumulative losses on an individual subsidiary basis, projections of future taxable income, the duration of statutory carryforward periods, as well as feasible tax planning strategies, which would be employed by the Company to prevent tax loss carryforwards from expiring unutilized. Based on Management’s assessment of available objective evidence and considering the future effect of the Company’s initiatives to capture long-term business opportunities, the Company accounted for a valuation allowance in certain subsidiaries in its Mexican operations of $14,186 thousands for the three-month period ended March 31, 2020.

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

The Argentine Industry Secretary approved the Company’s application for eligibility under the law for the Company’s Argentine subsidiary, MercadoLibre S.R.L. As a result, the Company’s Argentine subsidiary was granted a tax holiday retroactive from September 18, 2014. A portion of the benefits obtained is a 60% relief of total income tax related to software development activities and a 70% relief of payroll taxes related to software development activities.

As a result of the Company’s eligibility under the new law, it recorded an income tax benefit of $3,319 thousands during the three-month period ended March 31, 2019. Aggregate per share effect of the Argentine tax holiday amounted to $0.07 for the three-month period ended March 31, 2019. Furthermore, the Company recorded a labor cost benefit of $2,396 thousands during the three-month period ended March 31, 2019. Additionally, $400 thousands were accrued to pay software development law audit fees during the first quarter of 2019.

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

The above mentioned regime was suspended on January 20, 2020 through a new resolution issued by Argentina’s Ministry of Productive Development until new rules for the application of the knowledge-based economy promotional regime are issued. The Company will analyze whether it will be eligible to benefit from the law and its related tax benefits once the new regulations are issued.

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

The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As result of the election of the fair value option, the Company recognized gains in interest income and other financial gains of $12,004 thousands and $3,048 thousands as of March 31, 2020 and 2019, respectively.

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (502,696)	$ (408,099)
Unrealized gains on investments	2,890	2,029
Unrealized gains (losses) on hedging activities	5,561	(250)
Estimated tax loss on unrealized gains	(2,479)	(351)
	$ (496,724)	$ (406,671)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the three-months ended March 31, 2020:

	Unrealized	Unrealized	Foreign	Estimated tax
	(Losses) Gains on	(Losses) Gains on	Currency	(expense)
	hedging activities, net	Investments	Translation	benefit	Total
		(In thousands)
Balances as of December 31, 2019	$ (250)	$ 2,029	$ (408,099)	$ (351)	$ (406,671)
Other comprehensive income (loss) before reclassifications	5,852	2,890	(94,597)	(2,493)	(88,348)
Amount of loss (gain) reclassified from accumulated other comprehensive loss	(41)	(2,029)	—	365	(1,705)
Net current period other comprehensive income (loss)	5,811	861	(94,597)	(2,128)	(90,053)
Ending balance	$ 5,561	$ 2,890	$ (502,696)	$ (2,479)	$ (496,724)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In thousands)
Unrealized gains on investments	$ 2,029	Interest income and other financial gains
Unrealized losses on hedging activities	41	Cost of net revenues
Estimated tax expense on unrealized losses on investments	(365)	Income tax expense
Total reclassifications for the period	$ 1,705	Total, net of income taxes

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

Recently Adopted Accounting Standards

On June 16, 2016 the FASB issued the ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of credit losses on financial instruments”. This update amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this update eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this topic will require that credit losses be presented as an allowance rather than as a write-down. The Company adopted this standard effective January 1, 2020 using a modified retrospective approach transition method, resulting in a decrease of $4,570 thousands (net of income tax) to the opening balance of retained earnings.

On August 29, 2018 the FASB issued the ASU 2018-15 “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)”. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s financial statements.

Recently issued accounting pronouncements not yet adopted

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

On June 30, 2014, the Company issued $330 million of 2.25% Convertible Senior Notes due 2019 and on August 24, 2018 and August 31, 2018 the Company issued an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (see Note 11 to these interim condensed consolidated financial statements). Additionally, on March 29, 2019 the Company issued Preferred Stock (see Note 12 to these interim condensed consolidated financial statements). The conversion of these notes and the Preferred Stock are included in the calculation for diluted earnings per share utilizing the “if converted” method. Accordingly, conversion of these Notes and the redeemable convertible preferred stock are not assumed for purposes of computing diluted earnings per share if the effect is antidilutive.

The denominator for diluted net (loss) income per share for the three-month periods ended March 31, 2020 and 2019 does not include any effect from the 2019 Notes Capped Call Transactions or the 2028 Notes Capped Call Transactions (as defined in Note 11) because it would be antidilutive. In the event of conversion of any or all of the 2028 Notes, the shares that would be delivered to the Company under the Capped Call Transactions (as defined in Note 11) are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 11 to these interim condensed consolidated financial statements and Note 15 of the financial statements as of December 31, 2019 on Form 10-K for more details. For the three-month periods ended March 31, 2020 and 2019, the effects of the conversion of the Notes and the redeemable convertible preferred stock would have been antidilutive and, as a consequence, they were not factored into the calculation of diluted earnings per share.

Net (loss) income per share of common stock is as follows for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020		2019
	(In thousands)
	Basic	Diluted	Basic	Diluted
Net (loss) income per common share	$ (0.44)	$ (0.44)	$ 0.13	$ 0.13

Numerator:
Net (loss) income	$ (21,109)	$ (21,109)	$ 11,864	$ 11,864
Amortization of redeemable convertible preferred stock	—	—	(5,841)	(5,841)
Dividends on preferred stock	(1,000)	(1,000)	—	—
Net (loss) income corresponding to common stock	$ (22,109)	$ (22,109)	$ 6,023	$ 6,023

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	49,709,955	—	45,980,255	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	49,709,955	—	45,980,255

4. Cash, cash equivalents, restricted cash and cash equivalent and investments

The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$ 1,071,217	$ 1,384,740
Restricted cash and cash equivalents
Securitization Transactions	$ 47,010	$ 37,424
Sovereign Debt Securities (Secured lines of credit guarantee)	19,538	29,260
Bank account (Argentine Central Bank regulation)	127,618	—
Total restricted cash and cash equivalents	$ 194,166	$ 66,684
Total cash, cash equivalents, restricted cash and cash equivalents (*)	$ 1,265,383	$ 1,451,424

Short-term investments
Time Deposits	$ 320,747	$ 189,660
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	326,699	506,175
Sovereign Debt Securities (Secured lines of credit guarantee)	26,463	16,623
Sovereign Debt Securities	884,366	884,720
Corporate Debt Securities	50	63
Total short-term investments	$ 1,558,325	$ 1,597,241

Long-term investments
Sovereign Debt Securities	$ 266,159	$ 260,320
Corporate Debt Securities	156	173
Others Investments	3,640	3,490
Total long-term investments	$ 269,955	$ 263,983

(*) Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statements of cash flow.

Regulation issued by Argentine Central Bank

In January 2020, the Central Bank of Argentina enacted regulations related to the payment service providers that applies to Fintech companies that are not financial institutions but nevertheless, provide payment services in at least one of the processes of the payments system. According to these regulations, all payment service providers must apply to obtain a registry issued by the Central Bank of Argentina before March 31, 2020 (the required information for registration is currently under analysis by Central Bank of Argentina). These regulations sets forth certain rules that require payment services providers to, among other things, (i) segregate information related to users’ investments funds; (ii) deposit and maintain users’ funds in specific banks’ accounts, payable on demand; (iii) maintain different bank accounts to segregate the Company’s funds from users’ funds; (iv) introduce clarifications on advertising and documents about the standard terms and conditions of the payment service provider; and (v) implement a periodic reporting regime with the Central Bank of Argentina. As of March 31, 2020, in accordance with the regulation, the Company held $127,618 thousands in a bank account, payable on demand.

Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)

On November 1, 2018, the Company obtained approval from the Central Bank of Brazil to operate as an authorized payment institution. With this authorization, Mercado Pago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all obligations established by current regulations. Among other obligations, the regulations require authorized payment institutions to hold any electronic balance in a payment institution account in either a specific account of the Central Bank of Brazil that does not pay interest or Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia.” 100% of electronic funds were required to be deposited as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, in accordance with the regulation, the Company held $326,699 thousands and $506,175 thousands deposited in Brazilian federal government bonds, respectively, as a mandatory guarantee.

5. Loans receivable, net

The Company manages loans receivable as “consumer”, “online merchant” and “In-store merchant”. As of March 31, 2020 and December 31, 2019, Loans receivable, net were as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Online merchant	$102,228	$130,102
Consumer	58,107	60,179
In-store merchant	18,326	18,707
Loans receivable	178,661	208,988
Allowance for uncollectible accounts	(30,363)	(20,444)
Loans receivable, net	$148,298	$188,544

Current	$141,419	$182,105
Non-current	6,879	6,439
Loans receivable, net	$148,298	$188,544

The credit quality analysis of loans receivables was as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
1-30 days past due	$24,648	$20,430
31-60 days past due	6,190	6,916
61 -90 days past due	7,180	7,580
Total past due	38,018	34,926
To become due	140,643	174,062
Total	$178,661	$208,988

The following table summarizes the allowance for uncollectible accounts activity during the three-months periods ended March 31, 2020 and 2019:

	March 31,
	2020	2019 (1)
	(In thousands)
Balance at beginning of year	$20,444	$6,636
Adoption of ASC 326 (2)	4,977	-
Charged/credited to Net (loss) income	24,419	6,605
Charges/Utilized/Currency translation adjustments/Write-offs	(19,477)	(4,285)
Balance at end of period	$30,363	$8,956

(1)	The comparative information has not been restated and continues to be reported under the accounting standard in effect during 2019.
(2)	Cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020.

6. Business combinations, goodwill and intangible assets

Business combinations

Acquisition of a software development company

In March 2020, the Company, through its subsidiary Meli Participaciones S.L., completed the acquisition of 100% of the equity interest of Kiserty S.A. and its subsidiaries, which is a software development company located and organized under the law of Uruguay. The objective of the acquisition was to enhance the capabilities of the Company in terms of software development.

The aggregate purchase price for the acquisition was $10,904 thousands, measured at its fair value amount, which included: (i) the total cash payment of $8,500 thousands at the time of closing; (ii) an escrow of $230 thousands and (iii) a contingent additional cash consideration up to $2,174 thousands.

The Company’s consolidated statement of income includes the results of operations of the acquired business as of March 9, 2020. The net income before intercompany eliminations of the acquired Company included in the Company’s consolidated statement of income since the acquisition amounted to $490 thousands for the period ended March 31, 2020.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred

The purchase price was allocated based on the provisional measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the initial accounting date. The valuation of identifiable intangible assets acquired reflects Management’s estimates based on the use of established valuation methods.

The Company recognized goodwill for this acquisition based on Management’s expectation that the acquired business will improve the Company’s business. Arising goodwill was allocated to each of the segments identified by the Company’s Management, considering the synergies expected from this acquisition and it is expected that the acquisition will contribute to the earnings generation process of such segments. Goodwill arising from this acquisition is not deductible for tax purposes.

The results of operations for periods prior to the acquisitions, individually and in the aggregate, were not material to the Company’s consolidated statements of income and, accordingly, pro forma information has not been presented.

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	March 31,	December 31,
	2020	2019
	(In thousands)
Goodwill	$ 82,283	$ 87,609
Intangible assets with indefinite lives
- Trademarks	7,083	8,366
Amortizable intangible assets
- Licenses and others	4,693	5,320
- Non-compete agreement	3,308	2,703
- Customer list	13,137	13,900
- Trademarks	7,200	4,723
Total intangible assets	$ 35,421	$ 35,012
Accumulated amortization	(18,288)	(20,737)
Total intangible assets, net	$ 17,133	$ 14,275

Goodwill

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2020 and the year ended December 31, 2019 are as follows:

	Three Months Ended March 31, 2020
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the period	$ 29,072	$ 6,991	$ 32,196	$ 14,872	$ 3,312	$ 1,166	$ 87,609
Business Acquisitions	—	3,622	1,209	1,244	1,430	997	8,502
Effect of exchange rates changes	(5,570)	—	(5,804)	(1,785)	(617)	(52)	(13,828)
Balance, end of the period	$ 23,502	$ 10,613	$ 27,601	$ 14,331	$ 4,125	$ 2,111	$ 82,283

	Year Ended December 31, 2019
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 30,069	$ 6,946	$ 31,340	$ 16,014	$ 3,339	$ 1,175	$ 88,883
Purchase price allocations adjustments	—	45	—	—	—	—	45
Effect of exchange rates changes	(997)	—	856	(1,142)	(27)	(9)	(1,319)
Balance, end of the year	$ 29,072	$ 6,991	$ 32,196	$ 14,872	$ 3,312	$ 1,166	$ 87,609

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses, and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $808 thousands and $1,230 thousands for the three-month periods ended March 31, 2020 and 2019, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of March 31, 2020:

For year ended 12/31/2020	$ 4,706
For year ended 12/31/2021	2,664
For year ended 12/31/2022	1,425
For year ended 12/31/2023	952
Thereafter	303
$ 10,050

7. Segment reporting

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed and resources are assigned, the criteria used by Management to evaluate the Company’s performance, the availability of separate financial information and overall materiality considerations.

Segment reporting is based on geography as the main basis of segment breakdown in accordance with the criteria, as determined by Management, used to evaluate the Company’s performance. The Company’s segments include Brazil, Argentina, Mexico and other countries (which includes Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Honduras, Nicaragua, El Salvador, Bolivia, Guatemala, Panama, Paraguay, Peru, Uruguay and the United States of America).

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

The Company has re-named and grouped by nature its Revenue streams breakdown, given the increasing importance of its financial business in current and expected future revenue composition, which Management considers shows more meaningful information about the business. As such, the breakdown by revenue stream previously labeled as “Enhanced Marketplace” and “Non-marketplace”, is now presented under the titles of “Commerce” and “Fintech”, respectively. Also, as a result, a group of other services, including classifieds fees, ad sales and other ancillary services, which had historically been included in the “Non-marketplace” line, have, as of January 1, 2020, been included as a part of the “Commerce” revenue stream. Prior-period corresponding figures have been changed accordingly for comparative purposes.

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended March 31, 2020
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 397,447	$ 132,875	$ 94,753	$ 27,016	$ 652,091
Direct costs	(322,628)	(101,025)	(114,762)	(27,604)	(566,019)
Direct contribution	74,819	31,850	(20,009)	(588)	86,072

Operating expenses and indirect costs of net revenues					(115,766)
Loss from operations					(29,694)

Other income (expenses):
Interest income and other financial gains					36,784
Interest expense and other financial losses					(23,584)
Foreign currency losses					(186)
Net loss before income tax expense					$ (16,680)

	Three Months Ended March 31, 2019
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 302,384	$ 93,776	$ 54,561	$ 23,049	$ 473,770
Direct costs	(225,343)	(67,492)	(65,585)	(20,447)	(378,867)
Direct contribution	77,041	26,284	(11,024)	2,602	94,903

Operating expenses and indirect costs of net revenues					(84,764)
Income from operations					10,139

Other income (expenses):
Interest income and other financial gains					24,444
Interest expense and other financial losses					(15,559)
Foreign currency losses					(3,669)
Net income before income tax expense					$ 15,355

The following table summarizes the allocation of property and equipment, net based on geography:

	March 31,	December 31,
	2020	2019
	(In thousands)
US property and equipment, net	$ 735	$ 937
Other countries
Argentina	108,266	100,536
Brazil	92,779	103,571
Mexico	27,569	30,131
Other countries	9,900	9,082
	$ 238,514	$ 243,320
Total property and equipment, net	$ 239,249	$ 244,257

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31,	December 31,
	2020	2019
	(In thousands)
Other countries goodwill and intangible assets
Argentina	$ 14,484	$ 8,632
Brazil	24,492	30,142
Mexico	31,166	36,003
Chile	21,621	22,237
Other countries	7,653	4,870
Total goodwill and intangible assets	$ 99,416	$ 101,884

Consolidated net revenues by similar products and services for the three-month periods ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,

Consolidated Net Revenues	2020	2019
	(In thousands)
Commerce (*)	$ 380,710	$ 286,805
Fintech	271,381	186,965
Total	$ 652,091	$ 473,770

(*) Includes marketplace fees, shipping fees, ad sales, classified fees and other ancillary services.

8. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	March 31,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)	2019	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 484,026	$ 484,026	$ —	$ —	$ 688,760	$ 688,760	$ —	$ —
Sovereign Debt Securities	3,934	3,934	—	—	32,874	32,874	—	—
Restricted Cash and cash equivalents:
Money Market Funds	32,811	32,811	—		32,829	32,829	—	—
Sovereign Debt Securities	19,538	19,538	—	—	29,260	29,260	—	—
Investments:
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	326,699	326,699	—	—	506,175	506,175	—	—
Sovereign Debt Securities	1,176,988	1,176,988	—	—	1,161,663	1,161,663	—	—
Corporate Debt Securities	206	186	20	—	236	178	58	—
Other Assets:
Derivative Instruments	18,711	—	—	18,711	1,249	—	—	1,249
Total Financial Assets	$ 2,062,913	$ 2,044,182	$ 20	$ 18,711	$ 2,453,046	$ 2,451,739	$ 58	$ 1,249
Liabilities:
Contingent considerations	$ 4,396	$ —	$ —	$ 4,396	$ 2,201	$ —	$ —	$ 2,201
Long-term retention plan	39,763	—	39,763	—	60,958	—	60,958	—
Derivative Instruments	—	—	—	—	251	—	—	251
Total Financial Liabilities	$ 44,159	$ —	$ 39,763	$ 4,396	$ 63,410	$ —	$ 60,958	$ 2,452

As of March 31, 2020 and December 31, 2019, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company assumptions. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

As of March 31, 2020 and December 31, 2019, the Company’s liabilities were valued at fair value using Level 2 inputs and level 3 inputs (valuations based on unobservable inputs reflecting Company assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

The unrealized net gains or losses on short-term and long-term investments for which the Company has not elected the fair value option are reported as a component of other comprehensive (loss) income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of March 31, 2020 and December 31, 2019, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash, cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets funds and debt securities), accounts receivable, credit cards receivable, loans receivable, funds payable to customers, other assets (excluding derivative instruments), accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent considerations and derivative instruments). As of March 31, 2020 and December 31, 2019, the estimated fair value of the 2028 Notes (liability component), which is based on Level 2 inputs, is $527,031 thousands and $686,366 thousands, respectively, and were determined based on market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the effective interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of March 31, 2020 and December 31, 2019:

	Balances as of	Significant other	Balances as of	Significant other
	March 31,	observable inputs	December 31,	observable inputs
	2020	(Level 2)	2019	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 320,747	$ 320,747	$ 189,660	$ 189,660
Accounts receivable	34,060	34,060	35,446	35,446
Credit Cards receivable	366,803	366,803	379,969	379,969
Loans receivable, net	148,298	148,298	188,544	188,544
Other assets	128,282	128,282	149,218	149,218
Total Assets	$ 998,190	$ 998,190	$ 942,837	$ 942,837
Liabilities
Accounts payable and accrued expenses	$ 295,500	$ 295,500	$ 372,309	$ 372,309
Funds payable to customers	718,454	718,454	894,057	894,057
Salaries and social security payable	76,461	76,461	67,686	67,686
Taxes payable	46,394	46,394	60,247	60,247
Loans payable and other financial liabilities (*)	932,803	881,838	817,491	927,903
Other liabilities	88,679	88,679	124,644	124,644
Total Liabilities	$ 2,158,291	$ 2,107,326	$ 2,336,434	$ 2,446,846

(*) The fair value of the 2028 Notes (including the equity component) is disclosed in Note 11.

As of March 31, 2020 and December 31, 2019, the Company held no direct investments in auction rate securities and does not have any non-financial assets or liabilities measured at fair value.

As of March 31, 2020 and December 31, 2019, the fair value of money market funds, sovereign and corporate debt securities classified as available for sale securities are as follows:

	March 31, 2020
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Financial Gains	Estimated Fair Value

	(In thousands)
Cash and cash equivalents
Money Market Funds	$ 484,026	$ —	$ —	$ —	$ 484,026
Sovereign Debt Securities	3,921	—	—	13	3,934
Total Cash and cash equivalents	$ 487,947	$ —	$ —	$ 13	$ 487,960

Restricted cash and cash equivalents
Money Market Funds	$ 32,811	$ —	$ —	$ —	$ 32,811
Sovereign Debt Securities (2)	19,485	—	—	53	19,538
Total Restricted cash and cash equivalents	$ 52,296	$ —	$ —	$ 53	$ 52,349

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee) (3)	$ 324,813	$ —	$ —	$ 1,886	$ 326,699
Sovereign Debt Securities (4)	902,593	2,911	—	5,325	910,829
Corporate Debt Securities	50	—	—	—	50
Total Short-term investments	$ 1,227,456	$ 2,911	$ —	$ 7,211	$ 1,237,578

Long-term investments
Sovereign Debt Securities (5)	$ 261,429	$ 3	$ —	$ 4,727	$ 266,159
Corporate Debt Securities	155	2	(1)	—	156
Total Long-term investments	$ 261,584	$ 5	$ (1)	$ 4,727	$ 266,315

Total	$ 2,029,283	$ 2,916	$ (1)	$ 12,004	$ 2,044,202

(1) Unrealized gains (losses) from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent credit losses based on the evaluation of available evidence including the credit rating of the investments, as of March 31, 2020.

(2) Held by the Company’s Argentine subsidiary in guarantee for secured lines of credit. (See Note 11 – Loans payable and other financial liabilities.)

(3) Brazilian government bonds measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.)

(4) Includes $590,582 thousands of U.S treasury notes measured at fair value with impact on the consolidated statement of income for the application of the fair value option (See Note 2 – Fair value option applied to certain financial instruments.) and $26,463 thousands are held by the Company’s Argentine subsidiary in guarantee for secured lines of credit. (See Note 11 – Loans payable and other financial liabilities.)

(5) Includes $266,083 thousands of U.S. treasury notes measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.)

	December 31, 2019
	Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Financial Gains	Financial Losses	Estimated Fair Value

	(In thousands)
Cash and cash equivalents
Money Market Funds	$ 688,760	$ —	$ —	$ —	$ —	$ 688,760
Sovereign Debt Securities	32,851	—	—	23	—	32,874
Total Cash and cash equivalents	$ 721,611	$ —	$ —	$ 23	$ —	$ 721,634

Restricted Cash and cash equivalents
Money Market Funds	$ 32,829	$ —	$ —	$ —	$ —	$ 32,829
Sovereign Debt Securities (2)	29,227	—	—	33	—	29,260
Total Restricted Cash and cash equivalents	$ 62,056	$ —	$ —	$ 33	$ —	$ 62,089

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)(3)	$ 504,195	$ —	$ —	$ 1,980	$ —	$ 506,175
Sovereign Debt Securities (4)	898,922	2,080	—	400	(59)	901,343
Corporate Debt Securities	63	—	—	—	—	63
Total Short-term investments	$ 1,403,180	$ 2,080	$ —	$ 2,380	$ (59)	$ 1,407,581

Long-term investments
Sovereign Debt Securities (5)	$ 260,400	$ 2	$ —	$ 1	$ (83)	$ 260,320
Corporate Debt Securities	170	3	—	—	—	173
Total Long-term investments	$ 260,570	$ 5	$ —	$ 1	$ (83)	$ 260,493

Total	$ 2,447,417	$ 2,085	$ —	$ 2,437	$ (142)	$ 2,451,797

(1)Unrealized gains from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of December 31, 2019.

(2)Held by the Company’s Argentine subsidiary in guarantee for secured lines of credit. (See Note 11 – Loans payable and other financial liabilities.)

(3)Brazilian government bonds measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Investments - Fair value option applied to certain financial instruments.)

(4)Includes $627,842 thousands of U.S treasury notes measured at fair value with impact on the consolidated statement of income for the application of the fair value option (See Note 2 – Investments - Fair value option applied to certain financial instruments.) and $16,623 thousands held by the Company’s Argentine subsidiary in guarantee for secured lines of credit. (See Note 11 – Loans payable and other financial liabilities.)

(5)Includes $260,230 thousands of U.S treasury notes measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 –Investments - Fair value option applied to certain financial instruments.)

The material portion of the Sovereign Debt Securities consists of U.S. Treasury Notes, which carry no significant risk.

As of March 31, 2020, the estimated fair values (in thousands of U.S. dollars) of money market funds, sovereign and corporate debt securities classified by their effective maturities are as follows:

One year or less	1,777,887
One year to two years	266,093
Two years to three years	97
Three years to four years	108
Four years to five years	17
Total	$ 2,044,202

9. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of March 31, 2020, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $8,246 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.

In addition, as of March 31, 2020, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible for an estimated aggregate amount up to $18,425 thousands. No loss amounts have been accrued for such reasonably possible legal actions.

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

As of March 31, 2020 and December 31, 2019, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $1,130,212 thousands and $1,365,815 thousands, respectively, for which the Company recorded an allowance of $3,020 thousands and $3,808 thousands, respectively.

Commitments

The Company entered into a purchase commitment with a U.S. supplier in relation to the purchase of cloud platform services for a total amount of $30,000 thousands to be fully paid off between November 24, 2019 and March 23, 2023. As of March 31, 2020, the Company paid $214 thousands in relation to the aforementioned contract.

10. Long term retention plan (“LTRP”)

The following table summarizes the 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020 long term retention plan accrued compensation expense for the three-month periods ended March 31, 2020 and 2019, which are payable in cash according to the decisions made by the Board of Directors:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
LTRP 2011	—	55
LTRP 2012	69	559
LTRP 2013	—	193
LTRP 2014	126	1,220
LTRP 2015	1,272	1,982
LTRP 2016	2,435	3,038
LTRP 2017	2,706	2,813
LTRP 2018	1,556	1,455
LTRP 2019	3,663	2,126
LTRP 2020	3,837	—
Total LTRP	$15,664	$13,441

11. Loans payable and other financial liabilities

The following table summarizes the Company’s Loans payable and other financial liabilities as of March 31, 2020 and December 31, 2019:

					Book value as of

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	March 31, 2020	December 31, 2019
					(In thousands)
Current loans payable and other financial liabilities:
Loans from banks
Chilean Subsidiary	Chilean Pesos	Fixed	2.96%	April - May 2020	$31,736	$38,780
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 3.3504%	March 2021	69,306	-
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 2.30%	September 2020	38,552	-
Argentine Subsidiary	Argentine Pesos	Variable	Badlar + 9.00%	June 2020	15,739	-

Secured lines of credit
Argentine Subsidiary	Argentine Pesos	Fixed	26.11%	April 2020	51,016	49,499

Unsecured lines of credit
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	9.11%	April 2020	11,917	16,435
Argentine Subsidiary	Argentine Pesos	Fixed	30.81%	April 2020	26,975	9,645
Chilean Subsidiary	Chilean Pesos	Variable	1.72%	April 2020	1,605	1,951
Mexican Subsidiary	Mexican Pesos	Fixed	30.75%	April 2020	1,306	-

Convertible notes					2,249	6,649
Finance lease obligations					1,742	2,008
Credit card collateralized debt					22,364	17,309
Collateralized debt					41,637	43,862
Other lines of credit					364	-
					$316,508	$186,138

Non Current loans payable and other financial liabilities:
Convertible notes					575,747	569,305
Finance lease obligations					6,316	7,368
Collateralized debt					34,215	54,680
Other lines of credit					17	-
					$616,295	$631,353

See Notes 13 and 14 to these interim condensed consolidated financial statements for details regarding the Company’s collateralized debt securitization transactions and finance lease obligations, respectively.

Convertible Senior Notes

2.00% Convertible Senior Notes Due 2028

On August 24, 2018, the Company issued $800,000 thousands of 2.00% Convertible Senior Notes due 2028 and issued an additional $80,000 thousand of notes on August 31, 2018 pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, for an aggregate principal amount of $880,000 thousands of 2.00% Convertible Senior Notes due 2028 (collectively, the “2028 Notes”). The 2028 Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on February 15 and August 15 of each year, at a rate of 2.00% per annum. The 2028 Notes will mature on August 15, 2028 unless earlier redeemed, repurchased or converted in accordance with their terms prior to such date. The 2028 Notes may be converted, under specific conditions, based on an initial conversion rate of 2.2553 shares of common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of $443.40 per share of common stock), subject to adjustment as described in the indenture governing the 2028 Notes. For additional information regarding the 2028 Notes please refer to Note 2 and Note 15 to the audited consolidated financial statements for the year ended December 31, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC.

During the first quarter of 2020, the conversion threshold was not met and the Notes do not become convertible between April 1, 2020 and June 30, 2020. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes.

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

The total estimated fair value of the 2028 Notes was $1,118,216 thousands and $1,338,014 thousands as of March 31, 2020 and December 31, 2019, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of March 31, 2020 and December 31, 2019 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $488.58 closing price of the Company’s common stock on March 31, 2020, the if-converted value of the 2028 Notes exceeded their principal amount by $89,667 thousands.

The following table presents the carrying amounts of the liability and equity components related to the 2028 Notes as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In thousands)
Amount of the equity component (1)	$327,305	$327,305

2.00% Convertible Senior Notes due 2028	$880,000	$880,000
Unamortized debt discount (2)	(294,920)	(301,227)
Unamortized transaction costs related to the debt component	(9,333)	(9,468)
Contractual coupon interest accrual	28,209	23,809
Contractual coupon interest payment	(25,960)	(17,160)
Net carrying amount	$577,996	$575,954

(1)Net of $6,163 thousands of transaction costs related to the equity component of the 2028 Notes.

(2)As of March 31, 2020, the remaining period over which the unamortized debt discount will be amortized is 8.5 years.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Three month periods ended March 31,
	2020	2019
	(In thousands)
Contractual coupon interest expense	$4,400	$4,742
Amortization of debt discount	6,307	6,317
Amortization of debt issuance costs	135	121
Total interest expense related to the 2028 Notes	$10,842	$11,180

12. Equity Offerings

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

On March 29, 2019, in a separate private placement, an affiliate of Dragoneer Investment Group purchased 100,000 shares of perpetual convertible preferred stock designated as Series A Perpetual Preferred Stock, par value $0.001 per share (the “Preferred Stock”) of the Company for $100,000 thousands in the aggregate. The Preferred Stock is a class of equity security that ranks senior to the Common Stock with respect to dividend rights or rights upon liquidation.

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

13. Securitization Transactions

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

Additionally, the Company securitizes certain credit cards receivable related to user’s purchases through Argentine SPEs. According to the SPE contracts, the Company has determined that it has no obligation to absorb losses or the right to receive benefits of the SPE that could be significant because it does not retain any equity certificate of participation or subordinated interest in the SPEs. As the Company does not control the vehicle, its assets, liabilities, and related results are not consolidated in the Company’s financial statements.

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

As of March 31, 2020, the carrying value of the Brazilian collateralized debt was $47,440 thousands, composed by: 1) $11,660 thousands bearing interest at a rate of Brazilian DI plus 3.5% per annum for a term of 36 months, due in June 2021 and 2) $35,780 thousands bearing interest at a rate of Brazilian DI plus 3.25% per annum for a term of 30 months, due in May 2021. The carrying value of the Argentine collateralized debt was $5,658 thousands, composed of: 1) $276 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 36% and a maximum 51% nominal rate per annum for a term of 9 months, due in April 2020 (fully paid off in April 2020); 2) $1,340 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 33% and a maximum 48% nominal rate per annum for a term of 5 months, due in May 2020 and 3) $4,042 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 40% and a maximum 50% nominal rate per annum for a term of 9 months, due in August 2020. The carrying value of the Mexican collateralized debt was $22,754 thousands bearing interest at a variable rate equivalent to the equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.34% per annum for term of 36 months, due in November 2022.

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

The assets and liabilities of the SPEs are included in the Company’s interim condensed consolidated financial statements as of March 31, 2020 and December 31, 2019 as follows:

	March 31,	December 31,
	2020	2019
Assets	(In thousands)
Current assets:
Restricted cash and cash equivalents	$47,010	$37,424
Loans receivable, net	67,352	104,419
Total current assets	114,362	141,843
Non-current assets:
Loans receivable, net	3,726	4,395
Total non-current assets	3,726	4,395
Total assets	$118,088	$146,238
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$91	$128
Loans payable and other financial liabilities	41,637	43,862
Total current liabilities	41,728	43,990
Non-current liabilities:
Loans payable and other financial liabilities	34,215	54,680
Total non-current liabilities	34,215	54,680
Total liabilities	$75,943	$98,670

14. Leases

The Company leases certain fulfillment centers, office space and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31,	December 31,
	2020	2019
Operating Leases
Operating lease right-of-use assets	$183,534	$200,449

Operating lease liabilities	$192,172	$199,932

Finance Leases
Property and equipment, at cost	11,626	10,952
Accumulated depreciation	(2,156)	(1,563)
Property and equipment, net	$9,470	$9,389

Loans payable and other financial liabilities	$8,058	$9,376

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases at March 31, 2020:

Weighted average remaining lease term
Operating leases	8	Years
Finance leases	4	Years

Weighted average discount rate (*)
Operating leases	13%
Finance leases	18%

(*) Includes discount rates of leases in local currency and U.S dollar.

The components of lease expense were as follows (in thousands):

	Three months ended March 31,
	2020	2019

Operating lease cost	$9,051	$6,477

Finance lease cost:
Depreciation of property and equipment	512	235
Interest on lease liabilities	508	152
Total finance lease cost	$1,020	$387

Supplemental cash flow information related to leases was as follows (in thousands):

	Three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,590	$4,124
Financing cash flows from finance leases	564	662

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,580	$35,926
Finance leases	663	177

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases (in thousands):

Period Ending March 31, 2020	Operating Leases	Finance Leases
One year or less	$37,813	$3,875
One year to two years	37,202	3,605
Two years to three years	35,520	3,605
Three years to four years	33,569	2,040
Four years to five years	31,208	278
Thereafter	115,601	—
Total lease payments	$290,913	$13,403
Less imputed interest	(98,741)	(5,345)
Total	$192,172	$8,058

15. Derivative instruments

The Company designates certain derivatives as hedges of particular risks associated with forecasted purchases. These transactions, mainly currency forward contracts, are classified as cash flow hedges.

As of March 31, 2020 the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. Pursuant to these contracts, the Company will buy a notional amount of $5,394 thousands in April 2020, $7,764 thousands in May 2020, $7,272 thousands in June 2020, $ 6,091 thousands in July 2020, $6,193 thousands in August 2020 and $ 3,433 in September 2020, at fixed currency rates. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of March 31, 2020, the Company estimated that the whole amount of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

In addition, as of March 31, 2020, the Company entered into a foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of a Brazilian subsidiary, whose functional currency is the Brazilian Reais, which were not designated as hedges for accounting purposes. Pursuant to this contract, the Company will buy a notional amount of $7,000 thousands in May 2020, $36,000 thousands in June 2020, $18,600 thousands in July 2020 and $24,000 thousands in August 2020, at fixed currency rates.

Foreign exchange contracts

The fair values of the Company’s outstanding derivative instruments as of March 31, 2020 and December 31, 2019 were as follows:

		March 31,	December 31,
	Balance sheet location	2020	2019
		(In thousands)
Derivatives
Foreign exchange contracts not designated as hedging instruments	Other current assets	$13,488	$1,249
Foreign exchange contracts designated as cash flow hedges	Other current assets	5,223	—
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	—	251

As of March 31, 2019, the Company did not enter into foreign exchange contracts designated as cash flow hedges. The effects of derivative contracts on unaudited interim condensed consolidated of comprehensive income as of March 31, 2020 were as follows:

		Amount of	Less: Amount of gain reclassified
	December 31,	Gain (Loss) recognized	from accumulated	March 31,
	2019	in other comprehensive loss	other comprehensive (loss) income	2020
(In thousands)
Foreign exchange contracts designated as cash flow hedges	$ (250)	$ 5,852	$ (41)	$ 5,561

The effects of derivative contracts on unaudited interim condensed consolidated statement of income as of March 31, 2020 and 2019 were as follows:

	Three month periods ended March 31,
	2020	2019
	(In thousands)
Foreign exchange contracts not designated as hedging instruments	$16,767	$—

16. Impact of COVID-19 pandemic

In March 2020, the outbreak of a novel strain of the coronavirus, COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread around the world. Government-imposed total or partial lockdowns instituted throughout Latin America in late March have led to a weakening of the macroeconomic environment, generating recession conditions and a devaluation of the local currencies across the countries in which the Company operates.

The Company has thus far not been required to suspend its operations in any country, but the Company’s business has been negatively affected this quarter in terms of operations, consumers buying trends, and consequently, net revenues. Consumers have pulled back on purchases of non-essential items. This led to a shift in sales, where categories such as health, consumer packaged goods and toys and games have shown greater growth, while categories such as auto parts and consumer electronics have seen marked declines in growth rates.

In the logistics business, widespread lockdowns, when imposed in ways that inhibit merchants from operating, have led to order backlogs and cancellations of orders delivered through drop ship and cross-docking networks. The Company’s managed logistics network has continued operating, maintaining deliveries for orders shipped through Mercado Envios. As of the date of issuance of these interim condensed consolidated financial statements, the Company’s warehouses remain operational consistent with past practice.

The Fintech business also experienced deceleration in the number of payments processed in the last two weeks of March, as a consequence of lower foot traffic in physical retail, which has had a direct impact on lower mobile point of sale and QR total payment volume growth partially offset by the performance of merchant services on-line business.

The geographical segments have been negatively impacted as a result of varying drivers across countries. The magnitude of the negative impact was greater in the initial weeks following government-mandated lock-downs, with gradual improvements as time passed. Brazilian and Argentine operations observed a more pronounced slow down during the last two weeks of March than other segments, but in April 2020 gross merchandise volume rebounded to levels representing higher year-over-year growth compared to the average for the first quarter of 2020. With respect to total payment volume in April 2020, Argentina segment is showing year-over-year growth that is higher than the average for the first quarter of 2020, and the total payment volume growth in the Brazil segment has picked up relative to the through of the slowdown in mid-March 2020 but has not returned to pre-COVID-19 levels. Mexican operations were less negatively impacted by COVID-19 compared to operations in Brazil and Argentina but similarly showed a rebound in April 2020 with higher growth rates when compared to the average for the first quarter of 2020.

Management believes that, given the uncertain progress of the COVID-19 pandemic and the related macroeconomic impact in the countries where the Company operates, it is not possible to have certainty around business development and its cash generation for the remainder of 2020. In terms of liquidity and cash management, relevant funding sources remain available and new credit facilities have been obtained at the geographical segment level. As of March 31, 2020, the Company’s main source of liquidity was $2,276,380 thousands of cash and cash equivalents and short-term investments, which excludes a $326,699 thousands investment related to the Central Bank of Brazil Mandatory Guarantee and $26,463 thousands related to guarantee for secured lines of credit in Argentina; and $269,955 thousands of long-term investments.

Lastly, the revenues sources of the Company’s subsidiaries are denominated in local currency. As a result, the weak macro-economic environment in 2020 in certain countries in which the Company operates coupled with the devaluations of certain local currencies in those countries against the U.S. dollar could cause a decline in year-over-year net revenues as measured in U.S. dollars.

Management has made its best estimation of the potential scenarios for the rest of 2020. However it is not possible to predict at this time with certainty the impact that COVID-19 could have and its effects, including its impact on the economies of the countries in which we operate, and therefore the extent of the impact on the Company’s financial condition and results of operations if conditions persist or materially deviate from those currently used in our estimates.

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

•seasonal fluctuations;

•political, social and economic conditions in Latin America; and

•the current and potential impact of COVID-19 on our net revenues, gross profit margins, operating loss margins and liquidity due to future disruptions in operations as well as the macroeconomic instability caused by the pandemic.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties–many of which are beyond our control– as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 14, 2020, as updated by those described in “Item 1A — Risk Factors” in Part II of this Form10-Q for the quarter ended March 31, 2020 and in other reports we file from time to time with the SEC.

You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited interim condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be material that could cause results to differ materially from our expectations.

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

•a discussion of our principal trends and results of operations for the three-month periods ended March 31, 2020 and 2019;

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

To further enhance our suite of e-commerce services, we launched the Mercado Envios shipping program in Brazil, Argentina, Mexico, Colombia, Chile and Uruguay. Through Mercado Envios, we offer a cost-efficient way to utilize our existing distribution chain to fulfill sales on our platform. Sellers that opt into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices. As of March 31, 2020, we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile and Colombia.

Through MercadoLibre Classifieds, our online classified listing service, our users can also list and purchase motor vehicles, real estate and services in the countries where we operate. Classifieds listings differ from Marketplace listings as they only charge optional placement fees and not final value fees. Our classifieds pages are also a major source of traffic to our platform.

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

Reporting Segments and Geographic Information

Our segment reporting is based on geography, which is the criterion our Management currently uses to evaluate our segment performance. Our geographic segments are Brazil, Argentina, Mexico and Other Countries (including Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Panama, Peru, Bolivia, Honduras, Nicaragua, El Salvador, Guatemala, Paraguay, Uruguay and the United States of America). Although we discuss long-term trends in our business, it is our policy not to provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our company and believe focusing on short-term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our Company, which could reduce the value of our common stock or permit competitors with short-term tactics to grow more rapidly than us. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock.

The following table sets forth the percentage of our consolidated net revenues by segment for the three-month periods ended March 31, 2020 and 2019:

	Three-month Periods Ended
	March 31,
(% of total consolidated net revenues) (*)	2020	2019
Brazil	60.9%	63.8%
Argentina	20.4	19.8
Mexico	14.5	11.5
Other Countries	4.1	4.9

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the three-month periods ended March 31, 2020 and 2019:

	Three-month Periods Ended		Change from 2019
	March 31,		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Net Revenues:
Brazil	$397.4	$302.4	$95.1	31.4%
Argentina	132.9	93.8	39.1	41.7
Mexico	94.8	54.6	40.2	73.7
Other Countries	27.0	23.0	4.0	17.2
Total Net Revenues	$652.1	$473.8	$178.3	37.6%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Recent Developments

Impact of COVID-19 Pandemic

In March 2020, the outbreak of a novel strain of the coronavirus, COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread around the world. Government-imposed total or partial lockdowns instituted throughout Latin America in late March have led to a weakening of the macroeconomic environment generating recession conditions and a devaluation of the local currencies across the countries in which we operate.

We have thus far not been required to suspend our operations in any country, but our business has been negatively affected this quarter in terms of operations, consumers buying trends, and consequently, net revenues. Consumers have pulled back on purchases of non-essential items. This led to a shift in sales, where categories such as health, consumer packaged goods and toys and games have shown greater growth, while categories such as auto parts and consumer electronics have seen marked declines in growth rates.

In our logistics business, widespread lockdowns, when imposed in ways that inhibit merchants from operating, have led to order backlogs and cancellations of orders delivered through drop ship and cross-docking networks. Our managed logistics network has continued operating, maintaining deliveries for orders shipped through Mercado Envios. As of the date of the issuance of this report, our warehouses remain operational consistent with past practice.

Our Fintech business also experienced a deceleration in the number of payments processed in the last two weeks of March, as a consequence of lower foot traffic in physical retail, which has had a direct impact on lower mobile point of sale and QR total payment volume growth partially offset by the performance of merchant services on-line business.

Our geographical segments have been negatively impacted as a result of varying drivers across countries. The magnitude of the negative impact was greater in the initial weeks following government-mandated lock-downs, with gradual improvements as time passed. Our Brazilian and Argentine operations observed a more pronounced slow down during the last two weeks of March 2020 than other segments, but in April 2020 gross merchandise volume rebounded to levels representing higher year-over-year growth compared to the average for the first quarter of 2020. With respect to total payment volume in April 2020, our Argentina segment is showing year-over-year growth that is higher than the average for the first quarter of 2020, and the total payment volume growth of our Brazil segment has picked up relative to the through of the slowdown in mid-March 2020 but has not returned to pre-COVID-19 levels. Our Mexican operation were less negatively impacted by COVID-19 compared to our operations in Brazil and Argentina but similarly showed a rebound in April 2020 with higher growth rates when compared to the average for the first quarter of 2020.

We believe that, given the uncertain progress of the COVID-19 pandemic and the related macroeconomic impacts in the countries where we operate, it is not possible to have certainty around business development and its cash generation for the remainder of 2020. In terms of liquidity and cash management, relevant funding sources remain available and new credit facilities have been obtained at the geographic segment level. As of March 31, 2020, our main source of liquidity was $2,276.4 million of cash and cash equivalents and short-term investments, which excludes a $326.7 million investment related to the Central Bank of Brazil Mandatory Guarantee and $26.5 million related to guarantee for secured lines of credit in Argentina; and $270.0 million of long-term investments.

Lastly, the revenues sources of our subsidiaries are denominated in local currency. As a result, the weak macro-economic environment in 2020 in certain countries in which we operate coupled with the devaluations of certain local currencies in those countries against the U.S. dollar could cause a decline in year-over-year net revenues, measured in U.S. dollars.

We have made our best estimation of the potential scenarios for the rest of 2020. However it is not possible to predict at this time with certainty the impact that COVID-19 could have and its effects, including its impact in the economies of the countries in which we operate, and therefore the extent of the impact on our financial condition and results of operation if conditions persist or materially deviate from those currently used in our estimates.

Description of Line Items

Net revenues

We recognize revenues in each of our four geographical reporting segments. Within each of our segments, the services we provide generally fall into two distinct revenue streams: “Commerce” and “Fintech.”

We have re-named and grouped by nature our Revenue streams breakdown, given the increasing importance of our financial business in current and expected future revenue composition, which our management considers shows more meaningful information about the business. As such, the breakdown by revenue stream previously labeled as “Enhanced Marketplace” and “Non-marketplace”, is now presented under the titles of “Commerce” and “Fintech”, respectively. Also, as a result, a group of other services, including classifieds fees, ad sales and other ancillary services, which had historically been included in the “Non-marketplace” line, have as of January 01, 2020, been included as a part of the “Commerce” Revenue stream. Prior-period corresponding figures have been changed accordingly for comparative purposes.

The following table summarizes our consolidated net revenues by revenue stream for the three-month periods ended March 31, 2020 and 2019:

	Three-month Periods Ended
	March 31, (*)
Consolidated net revenues by revenue stream	2020	2019
	(in millions)
Commerce (**)	$380.7	$286.8
Fintech	271.4	187.0
Total	$652.1	$473.8

(*) The table above may not total due to rounding.

(**) Includes marketplace fees, shipping fees, ad sales, classified fees and other ancillary services.

Revenues from Commerce transactions are mainly generated from:

•marketplace fees that include final value fees and flat fees for transactions below a certain merchandise value;

•shipping fees net of the third-party carrier costs;

•classifieds fees;

•ad sales up-front fees;

•sales of goods; and

•fees from other ancillary businesses.

Final value fees represent a percentage of the sale value that is charged to the seller once an item is successfully sold and flat fees represent a fixed charge for transactions below a certain merchandise value.

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

Revenues from inventory sales are generated when control of the good is transferred to our customers.

Fintech revenues are generated from payments fees. With respect to our MercadoPago service, we generate payment fees attributable to:

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

Although we also process payments on the Marketplace, we do not charge sellers an added commission for this service, as it is already included in the Marketplace final value fee that we charge.

When more than one service is included in one single arrangement with the same customer, we recognize revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective estimated selling prices.

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March 31, 2020 and 2019, no single customer accounted for more than 5.0% of our net revenues.

Our Mercado Libre Marketplace is available in 18 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay, Venezuela (deconsolidated as of December 1, 2017), Bolivia, Honduras, Nicaragua, El Salvador, Guatemala and Paraguay), and Mercado Pago is available in 7 countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico and Uruguay). Additionally, Mercado Envios is available in 6 countries (Argentina, Brazil, Mexico, Colombia, Chile and Uruguay). The functional currency for each country’s operations is the country’s local currency, except for Argentina, where the functional currency is the U.S. dollar due to Argentina’s status as a highly inflationary economy. Our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. Please refer to “Critical Accounting Policies and Estimates” in Note 2 of our unaudited interim condensed consolidated financial statements for further detail on foreign currency translation.

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues, which are classified as a cost of net revenues. These taxes represented 5.9% of net revenues for the three-month period ended March 31, 2020, as compared to 8.5% for the same period in 2019.

Cost of net revenues

Cost of net revenues primarily includes bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, shipping operation costs (including warehousing costs), carrier and other operating costs, fraud prevention fees, certain taxes on revenues, certain taxes on bank transactions, cost of sales of goods, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges and depreciation and amortization.

Product and technology development expenses

Our product and technology development related expenses consist primarily of compensation for our engineering and web-development staff, depreciation and amortization costs related to product and technology development, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to us.

Sales and marketing expenses

Our sales and marketing expenses consist primarily of costs related to marketing our platforms through online and offline advertising and agreements with portals, search engines and other sales expenses related to strategic marketing initiatives, charges related to our buyer protection programs, the salaries of employees involved in these activities, chargebacks related to our Mercado Pago operations, bad debt charges, branding initiatives, marketing activities for our users and depreciation and amortization costs.

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

General and administrative expenses

Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation of outside directors, long term retention plan compensation, expenses for legal, audit and other professional services, insurance expenses, office space rental expenses, travel and business expenses, as well as depreciation and amortization costs. Our general and administrative expenses include the costs of the following areas: general management, finance, treasury, internal audit, administration, accounting, tax, legal and human resources.

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

There have been no significant changes in our critical accounting policies, Management estimates or accounting policies since the year ended December 31, 2019 and disclosed in the Form 10-K, see “Critical Accounting Policies and Estimates”, other than those discussed in Note 2 of our unaudited interim condensed consolidated financial statements in connection with the adoption of ASC 326 as of January 1, 2020.

Results of operations for the three-month periods ended March 31, 2020 compared to the three-month periods ended March 31, 2019

The selected financial data for the three-month periods ended March 31, 2020 and 2019 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that Management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the three-month periods ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020 or for any other period.

Statement of income data

	Three-months Periods Ended March 31,
(In millions)	2020 (*)	2019 (*)
	(Unaudited)
Net revenues	$652.1	$473.8
Cost of net revenues	(339.3)	(236.8)
Gross profit	312.8	237.0

Operating expenses:
Product and technology development	(73.4)	(52.4)
Sales and marketing	(206.5)	(130.7)
General and administrative	(62.6)	(43.8)
Total operating expenses	(342.5)	(226.9)
(Loss)/income from operations	(29.7)	10.1

Other income (expenses):
Interest income and other financial gains	36.8	24.4
Interest expense and other financial losses	(23.6)	(15.6)
Foreign currency loss	(0.2)	(3.7)
Net (loss)/income before income tax expense	(16.7)	15.4

Income tax expense	(4.4)	(3.5)
Net (loss)/income	$(21.1)	$11.9

(*) The table above may not total due to rounding.

Principal trends in results of operations

Net revenues

Our net revenues maintained its growth trajectory during the first quarter of 2020, specifically related to our Fintech solution services (off platform transactions through Mercado Pago, credits business, financing payment transactions, etc.) and the decrease in the amount incurred in shipping subsidies netted from revenues. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Net Revenues” section in the current document for further detail on net revenues trends for the period ended March 31, 2020.

The COVID-19 pandemic has affected many companies and industries in Latin America, our Company included. Governments across Latin America have taken varied quarantine measures, such as the lockdowns in Argentina where most business have been restricted in operations, while other countries, such as Brazil, have taken less restrictive measures.

Despite our belief that our long-term growth in net revenues will continue in the future, given our leadership in the region and the ongoing opportunities for e-commerce and Fintech solutions in Latin America, in the wake of COVID-19, our business has been negatively affected this quarter in terms of operations, consumer buying trends, and consequently, in our net revenues.

Consumers have pulled back on purchases of non-essential items. This led to a shift in sales, where categories such as health, consumer packaged goods and toys and games have shown greater growth, while categories such as auto parts and consumer electronics have seen marked declines in growth rates.

In the logistics business, widespread lockdowns, when imposed in ways that inhibit merchants from operating, have led to order backlogs and potential cancellations of orders delivered through drop ship and cross-docking networks. Our managed logistics network has continued operating, in the normal course of business, maintaining deliveries for orders shipped through it. As of the filing of this report, our warehouses remain operational with no operational disruptions.

Our Fintech business has also experienced deceleration in number of payments processed in the last two weeks of March, as a consequence of lower foot traffic in physical retail, which has had a direct impact on lower mobile point of sale and QR total payment volume growth partially offset by the performance of merchant services on-line business.

Lastly, our revenues sources are denominated in local currencies; therefore, the weak macro-economic environment in certain countries in which we operate coupled with the devaluations of certain local currencies in those countries against the U.S. dollar, could cause a decline in year-over-year net revenues, measured in U.S. dollars.

We continue to monitor the progress of the COVID-19 pandemic and will take additional measures to comply with the rapidly changing regulations of the countries where we operate and the related macroeconomic instability. However, we may continue to see lower net revenues growth until COVID-19 is contained in the countries where we operate.

Gross profit margins

Our gross profit margin is defined as total net revenues minus total cost of net revenues, as a percentage of net revenues.

Our gross profit trends are directly affected by our revenue, as stated above, and our cost of net revenues. In this sense, our main cost of net revenue are composed of bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, fraud prevention fees, certain taxes on revenues, certain taxes on bank transactions, cost of mobile point of sale products sold, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges, depreciation and amortization, shipping operation costs (including warehousing costs), carrier and other operating costs. This cost structure is directly affected by the level of operations of our services, and our strategic plan on gross profit is built on factors such as an ample liquidity to fund expenses and investments and a cost-effective capital structure with no significant short-term maturities.

However, in the future, our gross profit margin could decline if we are not able to apply appropriate measures regarding our business to prevent recent COVID-19 revenue trends, if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues trend and we continue offering new shipping subsidies.

For the three-month periods ended March 31, 2020 and 2019, our gross profit margins were 48.0% and 50.0%, respectively. The decrease in our gross profit margin resulted primarily from an increase in shipping operating and carrier costs, as a percentage of net revenues, partially offset by a decrease in collection fees, as a percentage of revenues.

Operating loss margins

Our operating margin is affected by our operating expenses structure, which mainly consists of our employees’s salaries, our sales and marketing expenses related to those activities we incurred to promote our services, product development expenses, etc. As we continue to grow and focus on expanding our leadership in the region, we will continue to invest in product development, sales and marketing and human resources in order to promote our services and capture long-term business opportunities. As a result, we may experience decreases in our operating margins.

The COVID-19 pandemic and its aforementioned negative impacts on our business could also have negative impacts on our operating margins if we fail to closely monitor operating expenses on demand patterns and non-critical expenses are not adjusted in order to maintain an appropriate balance of such expenses with our actual rate of business development.

For the three-month period ended March 31, 2020, as compared to the same period in 2019, our operating loss margin increased from a positive margin of 2.1% to a negative margin of 4.6%. This increase is primarily a consequence of the increase in sales and marketing expenses (mainly related to branding and sales initiatives and bad debt expenses, partially due to the adoption of the ASC 326 effective January 1, 2020, related to credit business in Brazil and Mexico), calculated as a percentage of net revenues.

Other Data

	Three-month Periods Ended March 31,
(in millions)	2020	2019

Unique active users (1)	43.2	33.0
Number of confirmed new registered users during period (2)	13.0	12.3
Gross merchandise volume (3)	$3,414.1	$3,087.8
Number of successful items sold (4)	105.7	82.8
Number of successful items shipped (5)	90.2	62.4
Total payment volume (6)	$8,094.5	$5,639.1
Total volume of payments on marketplace (7)	$3,203.3	$2,896.1
Total payment transactions (8)	290.7	143.9
Capital expenditures	$53.5	$33.0
Depreciation and amortization	$21.6	$15.7

(1)New or existing user who performed at least one of the following actions during the reported period: (1) made one purchase, or reservation, or asked one question or MercadoLibre Marketplace or Classified Marketplace (2) maintained an active listing on MercadoLibre Marketplace or Classified Marketplace (3) maintained an active account in Mercado Shops (4) made a payment, money transfer, collection and/or advance using Mercado Pago (5) maintained an outstanding credit line through Mercado Credito or (6) maintained a balance of more than $5 invested in a Mercado Fondo asset management account. Management uses this metric to evaluate the size of our community of users who interact with the ecosystem and of which we have the oportunity to generate further engagement. With the changes in our business we believe it provides a better indication of our active user base rather than a registration metric that does not refflect any sort of interaction.

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

(7)Measure of the total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago, excluding shipping and financing fees.

(8)Measure of the number of all transactions paid for using Mercado Pago.

Net revenues

	Three-month Periods Ended		Change from 2019
	March 31,		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Total Net Revenues	$652.1	$473.8	$178.3	37.6%
As a percentage of net revenues (*)	100.0%	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Our net revenues grew 37.6% in the three-month period ended March 31, 2020 as compared to the same period in 2019. The increase in net revenues was primarily attributable to an increase in Commerce net revenues of 32.7% related to increases in local currency gross merchandise volume in Argentina, Brazil and Mexico of 81%, 15% and 55%, respectively.

In addition, the increase in net revenues was attributable to:

a)a decrease of $35.4 million, or 47.8%, in shipping subsidies that are netted from revenues, during the three-month period ended March 31, 2020 as compared to the same period in 2019; and

b)an increase of $11.2 million for the three-month period ended March 31, 2020, as compared to the same period in 2019, mainly related to the flat fee we charge in Brazil, Argentina and Mexico for transactions below a certain merchandise value.

Our Fintech revenues increased 45.2%, from $187.0 million for the three-month period ended March 31, 2019 to $271.4 million for the three-month period ended March 31, 2020. This increase is mainly generated by a 43.5% increase in our total payment volume, mainly associated with off-platform transactions, financing and credits business for the three-month period ended March 31, 2020 as compared to the same period in 2019.

The increase in our net revenues was partially offset by the devaluation of the Argentine Peso and the Brazilian Reais.

	Three-month Periods Ended		Change from 2019
	March 31,		to 2020 (*)
Consolidated Net Revenues by revenue stream	2020	2019	in Dollars	in %
	(in millions, except percentages)
Brazil
Commerce	$214.6	$171.4	$43.2	25.2%
Fintech	182.8	131.0	51.9	39.6%
	$397.4	$302.4	$95.1	31.4%
Argentina
Commerce	$67.4	$48.9	$18.5	37.8%
Fintech	65.4	44.8	20.6	45.9%
	$132.9	$93.8	$39.1	41.7%
Mexico
Commerce	$77.3	$47.2	$30.0	63.6%
Fintech	17.5	7.3	10.2	138.9%
	$94.8	$54.6	$40.2	73.7%
Other countries
Commerce	$21.4	$19.2	$2.2	11.3%
Fintech	5.6	3.8	1.8	46.5%
	$27.0	$23.0	$4.0	17.2%
Consolidated
Commerce	$380.7	$286.8	$93.9	32.7%
Fintech	271.4	187.0	84.4	45.2%
Total	$652.1	$473.8	$178.3	37.6%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Brazil

Commerce revenues in Brazil increased 25.2% in the three-month period ended March 31, 2020 as compared to the same period in 2019. This increase was primarily a consequence of: i) a 15% increase in local currency gross merchandise volume; ii) a $30.8 million decrease in shipping subsidies related to our free shipping initiative, which is presented netted from revenues; and iii) an increase of $5.4 million as a result of the implementation of a flat fee for transactions below a certain merchandise value. This increase was partially offset by a 15.4% approximate average devaluation of the local currency. Fintech revenues grew by 39.6%, a $51.9 million increase, during the three-month period ended March 31, 2020 as compared to the same period in 2019, mainly driven by a 73.0% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), financing and credits business.

Argentina

Commerce revenues in Argentina increased 37.8% in the three-month period ended March 31, 2020 as compared to the same period in 2019. This increase was primarily a consequence of: i) an 81% increase in local currency gross merchandise volume; ii) an increase of $2.4 million as a result of the implementation of a flat fee for transactions below a certain merchandise value; and iii) a $5.0 million decrease in shipping subsidies related to our free shipping initiative, which is presented netted from revenues. This increase was partially offset by a 36.4% approximate average devaluation of the local currency. Fintech revenues grew 45.9%, a $20.6 million increase, during the three-month period ended March 31, 2020 as compared to the same period in 2019, mainly driven by a 103.9% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), financing and credits business, partially offset by the aforementioned devaluation of the local currency.

Mexico

Commerce revenues in Mexico increased 63.6% in the three-month period ended March 31, 2020, as compared to the same period in 2019, mainly due to: i) a 55% increase in local currency gross merchandise volume; and ii) an increase of $3.2 million as a result of the implementation of a flat fee for transactions below a certain merchandise value. Fintech revenues grew 138.9%, a $10.2 million increase, during the three-month period ended March 31, 2020 as compared to the same period in 2019, mainly driven by increases in the volume of off-platform payments transactions, financing and credits business.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,		June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2020
Net revenues	$652.1	$	n/a	n/a	n/a
Percent change from prior quarter (**)	-3%
2019
Net revenues	$473.8		$545.2	$603.0	$674.3
Percent change from prior quarter	11%		15%	11%	12%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

(**) Negative growth of Net revenues in the three-month period ended March 31, 2020 as compared with the three-month period ended December 31, 2019 is mainly a result of the impact of Covid-19 pandemic in the last two weeks of March 2020 and the devaluation of the Brazilian Reais. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” sections in the current document for further detail on impacts of Covid-19 Pandemic.

The following table sets forth the growth in net revenues in local currencies, for the three-month period ended March 31, 2020 as compared to the same period in 2019:

Changes from 2019 to 2020 (*)
(% of revenue growth in Local Currency)	Three-month period
Brazil	54.8%
Argentina	122.6%
Mexico	80.5%
Other Countries	37.9%
Total Consolidated	70.5%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2019 and applying them to the corresponding months in 2020, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.

In Argentina, the increase in local currency growth is due to an increase in our Argentine Commerce transactions volume, an increase in our shipped items volume, increases in our off-platform transactions business through Mercado Pago, an increase in our financing and credits business and a high level of inflation.

In Brazil, the increase in local currency growth is a consequence of an increase in our off-platform transactions through Mercado Pago, an increase in our financing and credits business, lower shipping subsidies and an increase in our Commerce transactions volume.

In Mexico, the increase in local currency growth is a consequence of an increase of our Commerce transactions volume, increases in our off-platform transactions through Mercado Pago, an increase in our financing and credits business, and an increase in our shipped items volume.

Cost of net revenues

	Three-month Periods Ended		Change from 2019
	March 31,		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Total cost of net revenues	$339.3	$236.8	$102.5	43.3%
As a percentage of net revenues (*)	52.0%	50.0%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2020 as compared to the same period in 2019, the increase of $102.5 million in cost of net revenues was primarily attributable to: i) a $48.3 million increase in shipping carrier and operating costs; ii) a $21.5 million increase in collection fees, which was mainly attributable to our Argentine and Brazilian operations as a result of the higher transactions volume of Mercado Pago in those countries; iii) a $13.9 million increase in cost of sales of goods in Brazil, Argentina and Mexico; iv) a $7.3 million increase in hosting expenses; and v) a $7.0 million increase in other payment costs mainly related to prepaid card costs and funding for our Mercado Pago business.

Product and technology development expenses

	Three-month Periods Ended		Change from 2019
	March 31,		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Product and technology development	$73.4	$52.4	$21.1	40.2%
As a percentage of net revenues (*)	11.3%	11.1%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2020, the increase in product and technology development expenses as compared to the same period in 2019 amounted to $21.1 million. This increase was primarily attributable to: i) a $14.2 million increase in salaries and wages mainly related to new hiring; and ii) a $3.3 million increase in depreciation and amortization expenses.

We believe product development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Three-month Periods Ended		Change from 2019
	March 31,		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Sales and marketing	$206.5	$130.7	$75.8	58.0%
As a percentage of net revenues (*)	31.7%	27.6%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2020, the $75.8 million increase in sales and marketing expenses as compared to the same period in 2019 was primarily attributable to: i) an increase of $29.7 million in online and offline marketing expenses mainly in Brazil, Mexico and Argentina; ii) a $17.5 million increase in bad debt expenses partially explained by the adoption of the ASC 326 effective January 1, 2020; iii) a $ 12.2 million increase in other sales expenses mainly related to strategic marketing initiatives expenses; iv) a $5.9 million increase in our buyer protection program expenses, mainly in Mexico and Argentina; and v) a $5.1 million increase in salaries and wages.

General and administrative expenses

	Three-month Periods Ended		Change from 2019
	March 31,		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
General and administrative	$62.6	$43.8	$18.7	42.8%
As a percentage of net revenues (*)	9.6%	9.2%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2020, the $18.7 million increase in general and administrative expenses as compared to the same period in 2019 was primarily attributable to: i) a $11.6 million increase in salaries and wages; and ii) a $4.0 million increase in legal, tax and other fees.

Other income (expense), net

	Three-month Periods Ended		Change from 2019
	March 31,		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Other income (expense), net	$13.0	$5.2	$7.8	149.5%
As a percentage of net revenues (*)	2.0%	1.1%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2020, the $7.8 million increase in other income (expense), net as compared to the same period in 2019 was primarily attributable to: i) a $12.3 million increase in interest income from our financial investments as a result of equity offering during March 2019, which generated more invested volume and interest gain, and a higher float in Argentina; and ii) a $3.5 million decrease in our foreign exchange loss. This increase was partially offset by a $8.0 million increase in financial expenses mainly attributable to secured financial loans and interest expenses from our trusts related to our factoring business in Argentina.

Income tax

	Three-month Periods Ended		Change from 2019
	March 31,		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Income tax expense	$(4.4)	$(3.5)	$(0.9)	26.9%
As a percentage of net revenues (*)	-0.7%	-0.7%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

During the three-month period ended March 31, 2020 as compared to the same period in 2019, income tax expense increased by $0.9 million mainly as a result of valuation allowances on certain deferred tax assets in Mexico accounted for in the period ended March 31, 2020, partially offset by lower income tax expense in Brazil, mainly as a result of higher non-taxable pre-tax gains.

Our effective tax rate is defined as income tax (loss)/gain as a percentage of income/(loss) before income tax.

The following table summarizes our effective tax rates for the three-month periods ended March 31, 2020 and 2019:

	Three-month Periods Ended
	March 31, (*)
	2020	2019
Effective tax rate	-26.6%	22.7%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Our effective tax rate for the three-month period ended March 31, 2020 decreased to a negative effective tax rate as compared to the same period in 2019, largely as a result of valuation allowances on certain deferred tax assets in Mexico accounted for in the period ended March 31, 2020, partially offset by an increase in our Argentine income tax rate mainly as a consequence of the temporary suspension of the knowledge-based economy promotional regime since 2020 by Argentine government until new rules for the application of the regime are issued.

The following table summarizes our effective tax rates for the three-month periods ended March 31, 2020 and 2019:

	Three-month Periods Ended
	March 31,
	2020	2019
Effective tax rate by country
Argentina	45.1%	15.9%
Brazil	22.3%	30.6%
Mexico	1.0%	34.3%

The increase in the effective income tax rate in our Argentine subsidiaries during the three-month period ended March 31, 2020 as compared to the same period in 2019 was mainly a consequence of the temporary suspension of the knowledge-based economy promotional regime since 2020 by the Argentine government until new rules for the application of the regime are issued, which had a direct impact on the income tax rate for our Argentine business.

For information regarding the benefits granted to the Company under the software development law, please see Note 2 to our interim unaudited condensed consolidated financial statements.

The decrease in our Brazilian effective income tax rate for the three-month period ended March 31, 2020 as compared to the same period in 2019, was mainly related to higher non-taxable pre-tax gains.

The decrease in our Mexican effective income tax rate for the three-month period ended March 31, 2020 as compared to the same period in 2019, was mainly related to valuation allowances on certain deferred tax assets in Mexico accounted for in the period ended March 31, 2020.

Segment information

(In millions, except for percentages)	Three-month Period Ended March 31, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$397.4	$132.9	$94.8	$27.0	$652.1
Direct costs	(322.6)	(101.0)	(114.8)	(27.6)	(566.0)
Direct contribution	$74.8	$31.9	$(20.0)	$(0.6)	$86.1
Margin	18.8%	24.0%	-21.1%	-2.2%	13.2%

	Three-month Period Ended March 31, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$302.4	$93.8	$54.6	$23.0	$473.8
Direct costs	(225.3)	(67.5)	(65.6)	(20.4)	(378.9)
Direct contribution	$77.0	$26.3	$(11.0)	$2.6	$94.9
Margin	25.5%	28.0%	-20.2%	11.3%	20.0%

	Change from the Three-month Period Ended March 31, 2019 to March 31, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$95.1	$39.1	$40.2	$4.0	$178.3
in %	31.4%	41.7%	73.7%	17.2%	37.6%
Direct costs
in Dollars	$(97.3)	$(33.5)	$(49.2)	$(7.2)	$(187.2)
in %	43.2%	49.7%	75.0%	35.0%	49.4%
Direct contribution
in Dollars	$(2.2)	$5.6	$(9.0)	$(3.2)	$(8.8)
in %	-2.9%	21.2%	81.5%	-122.6%	-9.3%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the three-month period ended March 31, 2020 as compared to the same period in 2019 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues.”

Direct costs

Brazil

For the three-month period ended March 31, 2020, as compared to the same period in 2019, direct costs increased by 43.2%, mainly driven by: i) a 47.4% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, bad debt expenses partially explained by the adoption of the ASC 326 effective January 1, 2020, chargebacks from credit cards due to the increase in our Mercado Pago transaction volume and other sales expenses mainly related to strategic marketing initiatives expenses; ii) a 35.3% increase in cost of net revenues, mainly attributable to an increase in shipping operating and carrier costs, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, increase in cost of sale of goods as a consequence of an increase in sales of products; iii) a 54.6% increase in product and technology development expenses, mainly due to an increase in salaries and wages and depreciation and amortization expenses; and iv) a 94.4% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages and legal, tax and other fees.

Argentina

For the three-month period ended March 31, 2020, as compared to the same period in 2019, direct costs increased by 49.7%, mainly driven by: i) a 50.5% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, bad debt expenses, other sales expenses mainly related to strategic marketing initiatives expenses, buyer protection program expenses and salaries and wages; ii) a 49.8% increase in cost of net revenues, mainly attributable to an increase in shipping operating and carrier costs, sales taxes, finance costs mainly related to funding our Mercado Pago business, an increase in cost of sale of goods as a consequence of an increase in sales of products, and an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business; iii) a 20.4% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses; and iv) a 64.3% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages. This increase in direct costs are netted from the effect of inflation and devaluation in Argentina, as described previously in this document.

Mexico

For the three-month period ended March 31, 2020, as compared to the same period in 2019, direct costs increased by 75.0%, mainly driven by: i) a 99.5% increase in sales and marketing expenses, mainly due to increases in online and offline marketing expenses, buyer protection program expenses, bad debt expenses partially explained by the adoption of the ASC 326 effective January 1, 2020, chargebacks from credit cards due to the increase in our Mercado Pago transaction volume and salaries and wages; ii) a 64.2% increase in cost of net revenues, mainly attributable to an increase in shipping operating and carrier costs, an increase in collection fees due to higher Mercado Pago penetration, customer support costs and an increase in cost of sale of goods as a consequence of an increase in sales of products; iii) a 76.9% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses; and iv) a 36.8% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages.

Liquidity and Capital Resources

Our main cash requirement has been working capital to fund Mercado Pago financing operations. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to fund our credit business, to build out our logistics capacity and the interest payments on our issued convertible notes. Please refer to Note 9 of our unaudited interim condensed consolidated financial statements for further detail on purchase commitments.

Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. We issued the 2028 Notes for net proceeds of approximately $864.6 million. We have funded Mercado Pago mainly by discounting credit cards receivable and credit lines.

Additionally, we started to fund our Mercado Pago and Mercado Credito businesses through the securitization of credit cards receivable and certain loans through SPEs created in Brazil, Mexico and Argentina. Please refer to Note 13 of our unaudited interim condensed consolidated financial statements for further detail on securitization transactions.

Finally, we issued common and preferred stock in the securities offerings that closed on March 15, 2019 and March 29, 2019, respectively, for net aggregate proceeds of $1,965.9 million, which are intended to be used to fund the growth of our payment initiatives, build out our logistics capacity, drive the adoption of these services and for general corporate purposes. Please see note 12 to our unaudited condensed consolidated financial statements for additional information regarding our equity offerings.

Given the uncertain progress of the COVID-19 pandemic and the related macroeconomic instability in the countries where we operate, it is not possible to have certainty around business development and cash generation for the remainder of the year 2020. In terms of liquidity and cash management, as of the date of the filing of this report, our relevant sources of funding remain available and new credit facilities have been obtained at the geographic segment level. Please refer to Note 16 of our unaudited interim condensed consolidated financial statements for further detail on COVID-19 impacts.

As of March 31, 2020, our main source of liquidity was $2,276.4 million of cash and cash equivalents and short-term investments, which excludes a $326.7 million investment related to the Central Bank of Brazil Mandatory Guarantee and $26.5 million investment related to financial guarantees for secured lines of credit in Argentina, and $270.0 million of long-term investments, and consists of cash generated from operations, proceeds from loans, from the issuance of the 2028 Notes and proceeds from the issuance of common and preferred stock. We consider our long-term investments as part of our liquidity because long-term investments are comprised of available-for-sale securities, classified as long-term as a consequence of their contractual maturities.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable, loans receivable, accounts payable and accrued expenses, funds receivable from and payable to Mercado Pago users, and short-term debt.

As of March 31, 2020, cash and investments of our non-U.S. subsidiaries amounted to $1,159.9 million, 37.5% of our consolidated cash, restricted cash and cash equivalents and investments, and our non-U.S. dollar-denominated cash and investments amounted to approximately 32.6% of our consolidated cash and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2020 and 2019:

	Three-month Periods Ended
	March 31, (*)
(In millions)	2020	2019
Net cash (used in) provided by:
Operating activities	$(85.7)	$138.4
Investing activities	(150.1)	(1,260.1)
Financing activities	154.6	1,974.7
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(104.9)	(11.4)
Net (decrease)/increase in cash and cash equivalents, restricted cash and cash equivalents	$(186.0)	$841.6

(*) The table above may not total due to rounding.

Net cash (used in)/provided by operating activities

Cash (used in)/provided by operating activities consists of net (loss)/income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Three-month Periods Ended		Change from 2019
	March 31, (*)		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in)/provided by:
Operating activities	$(85.7)	$138.4	$(224.0)	-161.9%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The $224.0 million decrease in net cash (used in)/provided by operating activities during the three-month period ended March 31, 2020, as compared to the same period in 2019, was primarily driven by: i) a $85.1 million decrease in funds payable to customers; ii) a $69.2 million increase in credit cards receivable; iii) a $44.9 million decrease in other liabilities; and iv) a $42.6 million decrease in accounts payable and accrued expenses. This decrease was partially offset by an decrease of $19.4 million in accounts receivable.

Net cash used in investing activities

	Three-month Periods Ended		Change from 2019
	March 31, (*)		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(150.1)	$(1,260.1)	$1,110.0	-88.1%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the three-month period ended March 31, 2020 resulted mainly from purchases of investments of $1,323.6 million, which was partially offset by proceeds from the sale and maturity of investments of $1,250.0 million, as part of our financial strategy. We used: a) $45.2 million in the purchase of property and equipment (mainly in information technology assets in Argentina, Brazil and Mexico), b) $27.3 million in principal of loans receivable granted to merchants and consumers under our Mercado Credito solution and $7.6 million in payments related to the acquisition of Kiserty S.A. The cash used in investing activities on the three-month period ended March 31, 2020 was partially offset by receipts from settlements of derivative instruments for $3.7 million.

Net cash provided by financing activities

	Three-month Periods Ended		Change from 2019
	March 31, (*)		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Financing activities	$154.6	$1,974.7	$(1,820.1)	-92.2%

 (*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2020, the $1,820.1 million decrease in net cash provided by financing activities was mainly derived from $1,866.5 million in proceeds from the issuance of Common Stock and the $98.7 million in proceeds from the issuance of Preferred Stock in the first quarter of 2019.

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

Please refer to note 11 to our unaudited interim condensed consolidated financial statements for additional information regarding the 2028 Notes and the related capped call transactions.

Mercado Pago Funding

In 2020, we, through our subsidiaries, continued obtaining certain lines of credit in Argentina, Chile and Uruguay primarily to fund the Mercado Pago business. Additionally, we continue to securitize certain loans and credit card receivables through our Argentine, Mexican and Brazilian SPEs, formed to securitize loans and credit cards receivable provided by us to our users. Please refer to Note 13 to our interim unaudited condensed consolidated financial statements for additional detail.

Capital expenditures

Our capital expenditures (composed of our payments for property and equipment (as fulfillment centers), intangible assets and acquired businesses) for the three-month periods ended March 31, 2020 and 2019 amounted to $53.5 million and $33.0 million, respectively.

During the three-month period ended March 31, 2020, we invested $32.3 million in information technology in Brazil, Argentina and Mexico, and $10.7 million in our Argentine, Brazilian and Mexican offices.

We are continually increasing our level of investment in hardware and software licenses necessary to improve and update our platform’s technology and computer software developed internally. We anticipate continued investments in capital expenditures related to information technology and logistic network capacity in the future as we strive to maintain our position in the Latin American e-commerce market.

We believe that our existing cash and cash equivalents, including the sale of credit card receivables and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.

Off-balance sheet arrangements

As of March 31, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2019 and applying them to the corresponding months in 2020, so as to calculate what our results would have been if exchange rates had remained stable from one year to the next. The table below excludes intercompany allocation FX effects. Finally, this measures does not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.

The following table sets forth the FX neutral measures related to our reported results of the operations for the three-month period ended March 31, 2020:

	Three-Month Periods Ended March 31, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2020	2019	Percentage Change	2020	2019	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 652.1	$ 473.8	37.6%	$ 807.7	$ 473.8	70.5%
Cost of net revenues	(339.3)	(236.8)	43.3%	(422.4)	(236.8)	78.4%
Gross profit	312.8	237.0	32.0%	385.3	237.0	62.6%

Operating expenses	(342.5)	(226.9)	51.0%	(463.5)	(226.9)	104.3%
(Loss) Income from operations	(29.7)	10.1	-392.9%	(78.3)	10.1	-871.5%

(*) The table above may not total due to rounding.

The table above shows an increase of loss from operations on an FX neutral basis, mainly as a result of an Argentine and Brazilian local currency devaluation (of an approximate average 36.4% and 15.4%, respectively) for the first quarter of 2020 compared to the first quarter of 2019, which has a strong impact when estimating our operating expenses on an FX neutral basis.

Item 3 — Qualitative and Quantitative Disclosure About Market Risk

We are exposed to market risks arising from our business operations. These market risks arise mainly from the possibility that changes in interest rates and the U.S. dollar exchange rate with local currencies, particularly the Brazilian Reais and Argentine Peso due to Brazil’s and Argentine’s respective share of our revenues, may affect the value of our financial assets and liabilities. Latin American countries in which we operate have been negatively affected by the outbreak of COVID-19, which we operate have been negatively affected by the outbreak of COVID-19, which has generated macroeconomic instability and led to the devaluation of certain Latin American currencies. Please refer to Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments in the current document for further detail on impacts of Covid-19 Pandemic.

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

As of March 31, 2020, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of March 31, 2020, the total cash, cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $522.3 million, short-term investments denominated in foreign currencies totaled $493.1 million and accounts receivable, credit cards receivable and loans receivable in foreign currencies totaled $541.8 million. As of March 31, 2020, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, as forwards, in order to mitigate our exposure to foreign exchange risk. As of March 31, 2020, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $2,823.7 million and our U.S. dollar-denominated long-term investments totaled $270.0 million.

For the three-month period ended March 31, 2020, we had a consolidated loss on foreign currency of $0.2 million mainly related to the loss on foreign exchange in our Brazilian subsidiaries as a consequence of the devaluation of the Brazilian Reais over our U.S. Dollar net liability position in Brazil. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information).

The following table sets forth the percentage of consolidated net revenues by segment for the three-month periods ended March 31, 2020 and 2019:

	Three-month Periods Ended
	March 31,
(% of total consolidated net revenues) (*)	2020	2019
Brazil	60.9%	63.8%
Argentina	20.4	19.8
Mexico	14.5	11.5
Other Countries	4.1	4.9

(*) Percentages have been calculated using whole-dollar amounts.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to for the three-month period ended March 31, 2020:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 724.5	$ 652.1	$ 592.8
Expenses	(757.7)	(681.8)	(619.7)
Loss from operations	(33.2)	(29.7)	(26.8)

Other income/(expenses) and income tax related to P&L items	8.8	8.8	8.7

Foreign Currency impact related to the remeasurement of our Net Asset position	(0.2)	(0.2)	(0.2)
Net Loss	(24.5)	(21.1)	(18.3)

Total Shareholders' Equity	$ 1,860.6	$ 1,866.6	$ 1,749.5

(1)Appreciation of the subsidiaries’ local currency against U.S. Dollar

(2)Depreciation of the subsidiaries’ local currency against U.S. Dollar

(*) The table above may not total due to rounding.

The table above shows an increase in our net loss when the U.S. dollar weakens against foreign currencies because of the negative impact of the increase in loss from operations. On the other hand, the table above shows a decrease in our net loss when the U.S. dollar strengthens against foreign currencies because of the positive impact of the decrease in loss from operations.

Argentine Segment

In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018.

As of March 31, 2020, the Argentine Peso exchange rate against the U.S. dollar was 64.47.

Considering a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar on March 31, 2020, the reported net liability position in our Argentine subsidiaries would have recorded a foreign exchange gain amounting to approximately $0.5 million in our Argentine subsidiaries.

Brazilian Segment

Considering a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar on March 31, 2020, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $48.7 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange loss amounting to approximately $8.0 million in our Brazilian subsidiaries.

Mexican Segment

Considering a hypothetical devaluation of 10% of the Mexican peso against the U.S. dollar on March 31, 2020, the reported net assets in our Mexican subsidiaries would have decreased by approximately $14.2 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange loss amounting to approximately $0.8 million in our Mexican subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables. As of March 31, 2020, Mercado Pago’s receivables totaled $366.8 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of March 31, 2020, loans granted under our Mercado Credito solution totaled $148.3 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2020, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 0.7%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of March 31, 2020 could decrease (increase) by approximately $7.8 million.

As of March 31, 2020, our short-term investments amounted to $1,558.3 million and our long-term investments amounted to $270.0 million. These investments, except for the $326.7 million investment related to the Central Bank of Brazil Mandatory Guarantee and the $26.5 million related to guarantee for secured lines of credit in Argentina, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

Our board of directors, upon the recommendation of the compensation committee, approved the 2015, 2016, 2017, and 2018 Long Term Retention Plan (the “2014, 2015, 2016, 2017 and 2018 LTRPs”), respectively.

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

Our board of directors, upon the recommendation of the compensation committee, approved the 2019 and 2020 Long Term Retention Program (the “2019 and 2020 LTRPs”), respectively, under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years (with the first payment occurring on or about the first quarter of 2020 and 2021, respectively). In order to receive the full target award under the 2019 and/or 2020 LTRP, each eligible employee must remain employed as of each applicable payment date. The 2019 and 2020 LTRP awards are payable as follows:

•the eligible employee will receive 16.66% of half of his or her target 2019 and/or 2020 LTRP bonus once a year for a period of six years, with the first payment occurring during the first quarter of 2020 and 2021 (the “2019 or 2020 Annual Fixed Payment”, respectively); and

•on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2019 or 2020 Variable Payment”) equal to the product of (i) 16.66 % of half of the target 2019 or 2020 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2018 and 2019 defined as $322.91 and $553.45 for the 2019 and 2020 LTRP, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

At March 31, 2020, the total contractual obligation fair value of our 2012, 2014, 2015, 2016, 2017, 2018, 2019 and 2020 LTRP Variable Payment obligation amounted to $153.8 million. As of March 31, 2020, the accrued liability related to the 2012, 2014, 2015, 2016, 2017, 2018, 2019 and 2020 Variable Payment of the LTRP included in Salaries and Social security payable in our condensed consolidated balance sheet amounted to $39.8 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the 2012, 2014, 2015, 2016, 2017, 2018, 2019 and 2020 LTRP Variable Payment if our common stock price per share were to increase or decrease by up to 40%:

		As of March 31, 2020
		MercadoLibre, Inc	2012, 2014, 2015, 2016, 2017, 2018, 2019 and 2020
		Equity Price	LTRP Variable contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		863.68	215,352
30%		801.99	199,969
20%		740.30	184,587
10%		678.61	169,205
Static	(*)	616.91	153,823
-10%		555.22	138,440
-20%		493.53	123,058
-30%		431.84	107,676
-40%		370.15	92,294

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Most of our employees are working remotely due to the COVID-19 pandemic, and we continue to monitor and assess the impact of the COVID-19 pandemic on our internal controls.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 9 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factor discussed below. The risk described below and in our Annual Report on Form 10-K for the year ended December 31, 2019 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations:

The outbreak of COVID-19 has had, and may have continue to have, a negative impact on the global economy and on our business, operations and results

The outbreak of COVID-19 a novel strain of coronavirus, was recognized as a pandemic by the World Health Organization in March 2020, and has now spread around the world. The outbreak, and measures taken to contain or mitigate it, have had dramatic adverse consequences for the global economy, including on demand, operations, supply chains and financial markets. The nature and scope of the consequences to date are difficult to evaluate precisely, and their future course is impossible to predict with confidence.

The COVID-19 crisis had negative effects on our business as of the end of the first quarter of 2020 affecting our level of operations, consumer buying trends, and consequently, our net revenues. In the logistics business, lockdowns imposed by Latin American governments have restricted merchants from operating leading to order backlogs and potential cancellations for orders delivered through drop ship and cross-docking networks. Mercado Pago has also experienced deceleration in number of payments processed at times, as a consequence of lower foot traffic in physical retail, resulting in lower mobile point of sale and QR total payment volume growth. If these effects are sustained, they could have accounting consequences such as impairments of fixed assets or goodwill. It could affect our ability to operate effective internal control over financial reporting. It could also affect our ability to execute our expansion plans or invest in products and development. The adverse effect on our business, operations, or financial results of any of the matters described above could be material.

The future impact of the COVID-19 crisis on our business, operations, or financial results is highly uncertain and will depend on numerous evolving factors that we cannot predict, including, but not limited to:

•the duration, scope, and severity of the COVID-19 pandemic;

•disruption of our logistics network;

•disruption or delay of the activity of our merchants;

•a shift in consumer behavior;

•the impact of travel bans, work-from-home policies, or shelter-in-place orders;

•the temporary or prolonged shutdown of manufacturing facilities or retail stores and decreased retail traffic;

•staffing shortages;

•general economic, financial, and industry conditions, particularly conditions relating to liquidity, financial performance, and related credit issues in the retail sector, which may be amplified by the effects of COVID-19; and

•the long-term effects of COVID-19 on the national and global economy, including on consumer confidence and spending, financial markets and the availability of credit for us, our suppliers and our customers.

Item 6 — Exhibits

The information set forth under “Index to Exhibits” below is incorporated herein by reference.

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)
3.2	Registrant’s Amended and Restated Bylaws. (1)
3.3	Registrant’s Certificate of Designation of Series A Perpetual Preferred Stock. (2)
4.1	Form of Specimen Certificate for the Registrant’s Common Stock. (3)
4.2	Indenture with respect to the Registrant’s 2.00% Convertible Senior Notes due 2028, dated as of August 24, 2018, between the Registrant and Wilmington Trust, National Association, as trustee. (4)
10.1	MercadoLibre, Inc. 2020 Long-Term Retention Program(5)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on May 11, 2007.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 29, 2019.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 24, 2018.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 5, 2020.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: May 6, 2020.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer