Form 10-Q
period 2020-06-30
MERCADOLIBRE INC
filed 2020-08-10
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

49,709,955 shares of the issuer’s common stock, $0.001 par value, outstanding as of August 7, 2020.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of June 30, 2020 and December 31, 2019

(In thousands of U.S. dollars, except par value)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$ 1,169,550	$ 1,384,740
Restricted cash and cash equivalents	493,808	66,684
Short-term investments (530,660 and 522,798 held in guarantee)	2,124,872	1,597,241
Accounts receivable, net	42,423	35,446
Credit cards receivable and other means of payment, net	646,739	379,969
Loans receivable, net	139,148	182,105
Prepaid expenses	23,141	45,309
Inventory	20,831	8,626
Other assets	94,042	88,736
Total current assets	4,754,554	3,788,856
Non-current assets:
Long-term investments	5,790	263,983
Loans receivable, net	5,055	6,439
Property and equipment, net	263,041	244,257
Operating lease right-of-use assets	186,851	200,449
Goodwill	81,799	87,609
Intangible assets, net	15,942	14,275
Deferred tax assets	93,897	117,582
Other assets	45,807	58,241
Total non-current assets	698,182	992,835
Total assets	$ 5,452,736	$ 4,781,691
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 417,759	$ 372,309
Funds payable to customers	1,324,605	894,057
Salaries and social security payable	114,944	101,841
Taxes payable	141,226	60,247
Loans payable and other financial liabilities	591,683	186,138
Operating lease liabilities	25,113	23,259
Other liabilities	44,449	114,469
Total current liabilities	2,659,779	1,752,320
Non-current liabilities:
Salaries and social security payable	25,279	26,803
Loans payable and other financial liabilities	610,899	631,353
Operating lease liabilities	168,589	176,673
Deferred tax liabilities	65,273	99,952
Other liabilities	15,825	12,627
Total non-current liabilities	885,865	947,408
Total liabilities	$ 3,545,644	$ 2,699,728

Commitments and Contingencies (Note 9)

Redeemable convertible preferred stock, $0.001 par value, 40,000,000 shares authorized,
100,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	$ 98,843	$ 98,843

Equity

Common stock, $0.001 par value, 110,000,000 shares authorized,
49,709,955 shares issued and outstanding at June 30,
2020 and December 31, 2019	$ 50	$ 50
Additional paid-in capital	1,964,140	2,067,869
Treasury stock	(1,440)	(720)
Retained earnings	350,860	322,592
Accumulated other comprehensive loss	(505,361)	(406,671)
Total Equity	1,808,249	1,983,120
Total Liabilities, Redeemable convertible preferred stock and Equity	$ 5,452,736	$ 4,781,691

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the six and three-month periods ended June 30, 2020 and 2019

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$ 1,530,460	$ 1,019,012	$ 878,369	$ 545,242
Cost of net revenues	(790,474)	(509,578)	(451,197)	(272,812)
Gross profit	739,986	509,434	427,172	272,430
Operating expenses:
Product and technology development	(146,689)	(106,292)	(73,254)	(53,923)
Sales and marketing	(390,583)	(311,368)	(184,076)	(180,692)
General and administrative	(132,970)	(94,123)	(70,404)	(50,303)
Total operating expenses	(670,242)	(511,783)	(327,734)	(284,918)
Income (loss) from operations	69,744	(2,349)	99,438	(12,488)

Other income (expenses):
Interest income and other financial gains	55,566	58,128	18,782	33,684
Interest expense and other financial losses	(50,561)	(30,238)	(26,977)	(14,679)
Foreign currency (losses) gains	(2,089)	(2,886)	(1,903)	783
Net income before income tax (expense) gain	72,660	22,655	89,340	7,300

Income tax (expense) gain	(37,822)	5,426	(33,393)	8,917
Net income	$ 34,838	$ 28,081	$ 55,947	$ 16,217

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Basic EPS
Basic net income
Available to shareholders per common share	$ 0.66	$ 0.45	$ 1.11	$ 0.31
Weighted average of outstanding common shares	49,709,964	47,658,610	49,709,973	49,318,522
Diluted EPS
Diluted net income
Available to shareholders per common share	$ 0.66	$ 0.45	$ 1.11	$ 0.31
Weighted average of outstanding common shares	49,709,964	47,658,610	49,709,973	49,318,522

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the six and three-month periods ended June 30, 2020 and 2019

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Net income	$ 34,838	$ 28,081	$ 55,947	$ 16,217
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(100,650)	3,353	(6,052)	3,647
Unrealized gains on hedging activities	4,978	—	997	—
Unrealized net gains (loss) on available for sale investments	1,061	2,504	(1,207)	492
Less: Reclassification adjustment for gains from accumulated other comprehensive (loss) income	4,079	2,729	2,375	—
Net change in accumulated other comprehensive (loss) income, net of income tax	(98,690)	3,128	(8,637)	4,139
Total Comprehensive (loss) income	$ (63,852)	$ 31,209	$ 47,310	$ 20,356

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Equity

For the six and three-month periods ended June 30, 2020 and 2019

(In thousands of U.S. dollars)

(Unaudited)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2019	49,710	$50	$2,067,869	$(720)	$322,592	$(406,671)	$1,983,120
Changes in accounting standards	—	—	—	—	(4,570)	—	(4,570)
Balance as of December 31, 2019 Restated	49,710	$50	$2,067,869	$(720)	$318,022	$(406,671)	$1,978,550
Stock-based compensation — restricted shares issued	—	—	179	—	—	—	179
Net loss	—	—	—	—	(21,109)	—	(21,109)
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(1,000)	—	(1,000)
Other comprehensive loss	—	—	—	—	—	(90,053)	(90,053)
Balance as of March 31, 2020	49,710	$50	$2,068,048	$(720)	$295,913	$(496,724)	$1,866,567

Stock-based compensation — restricted shares issued	1	—	187	—	—	—	187
Common Stock repurchased	(1)	—	—	(720)	—	—	(720)
Capped Call	—	—	(104,095)	—	—	—	(104,095)
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(1,000)	—	(1,000)
Net income	—	—	—	—	55,947	—	55,947
Other comprehensive loss	—	—	—	—	—	(8,637)	(8,637)
Balance as of June 30, 2020	49,710	$50	$1,964,140	$(1,440)	$350,860	$(505,361)	$1,808,249

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Total
	Shares	Amount	capital	Earnings	loss	Equity
Balance as of December 31, 2018	45,203	$45	224,800	$503,432	$(391,577)	$336,700

Common Stock issued	4,116	4	1,866,496	—	—	1,866,500
Exercise of convertible notes	—	—	2	—	—	2
Unwind Capped Call	—	—	3	—	—	3
Net income	—	—	—	11,864	—	11,864
Amortization of Preferred Stock discount	—	—	5,841	(5,841)	—	—
Other comprehensive loss	—	—	—	—	(1,011)	(1,011)
Balance as of March 31, 2019	49,319	$49	$2,097,142	$509,455	$(392,588)	$2,214,058

Transaction Costs	—	—	715	—	—	715
Exercise of convertible notes	—	—	2	—	—	2
Capped Call	—	—	(88,362)	—	—	(88,362)
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	(1,000)	—	(1,000)
Net income	—	—	—	16,217	—	16,217
Other comprehensive income	—	—	—	—	4,139	4,139
Balance as of June 30, 2019	49,319	$49	$2,009,497	$524,672	$(388,449)	$2,145,769

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flows

For the six-month periods ended June 30, 2020 and 2019

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operations:
Net income	$ 34,838	$ 28,081
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized devaluation loss, net	29,348	13,366
Depreciation and amortization	44,202	32,975
Accrued interest	(28,933)	(24,684)
Non cash interest, convertible notes amortization of debt discount and amortization of debt issuance costs and other charges	75,568	11,140
Financial results on derivative instruments	(21,826)	(69)
Stock-based compensation expense — restricted shares	366	—
LTRP accrued compensation	51,907	32,208
Deferred income taxes	(31,145)	(34,743)
Changes in assets and liabilities:
Accounts receivable	23,147	(6,900)
Credit cards receivable and other means of payment	(343,229)	(61,562)
Prepaid expenses	20,807	8,857
Inventory	(14,270)	(1,191)
Other assets	(6,965)	(12,651)
Payables and accrued expenses	170,100	41,798
Funds payable to customers	606,307	118,421
Other liabilities	(73,134)	3,587
Interest received from investments	27,597	17,292
Net cash provided by operating activities	564,685	165,925
Cash flows from investing activities:
Purchase of investments	(2,326,013)	(2,332,544)
Proceeds from sale and maturity of investments	1,910,311	1,086,461
Receipts from settlements of derivative instruments	8,624	—
Payment for acquired businesses, net of cash acquired	(6,937)	—
Purchases of intangible assets	(87)	(34)
Changes in principal of loans receivable, net	(39,092)	(97,468)
Purchases of property and equipment	(94,834)	(71,361)
Net cash used in investing activities	(548,028)	(1,414,946)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	1,781,040	95,603
Payments on loans payable and other financing liabilities	(1,353,658)	(55,236)
Payment of finance lease obligations	(1,064)	(889)
Purchase of convertible note capped call	(104,095)	(88,362)
Dividends paid of preferred stock	(2,000)	(844)
Common Stock repurchased	(720)	—
Proceeds from issuance of convertible redeemable preferred stock, net	—	98,688
Proceeds from issuance of common stock, net	—	1,867,215
Net cash provided by financing activities	319,503	1,916,175
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(124,226)	(3,527)
Net increase in cash, cash equivalents, restricted cash and cash equivalents	211,934	663,627
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	$ 1,451,424	$ 464,695
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$ 1,663,358	$ 1,128,322

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

1. Nature of Business

MercadoLibre, Inc. (“MercadoLibre” or the “Company”) was incorporated in the state of Delaware, in the United States of America in October 1999. MercadoLibre is the largest online commerce ecosystem in Latin America, serving as an integrated regional platform and as a provider of necessary online and technology tools that allow businesses and individuals to trade products and services in the region. The Company enables commerce through its marketplace platform (including online classifieds for vehicles, services and real estate), which allows users to buy and sell in most of Latin America.

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

As of June 30, 2020, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its FinTech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile and Uruguay.

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

Substantially all net revenues, cost of net revenues and operating expenses are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $360,133 thousands and $345,204 thousands as of June 30, 2020 and December 31, 2019, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of June 30, 2020 and December 31, 2019. These consolidated financial statements include the Company’s consolidated statements of income, comprehensive income and equity for the six and three-month periods ended June 30, 2020 and 2019 and statements of cash flows for the six-months periods ended June 30, 2020 and 2019. These interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see note 2 to the financial statements in the Company’s Form 10-K for the year ended December 31, 2019. During the six-month period ended June 30, 2020, there were no material updates made to the Company’s significant accounting policies, except for the adoption of ASC 326 as of January 1, 2020. See Note 2 to these interim condensed consolidated financial statements for more details.

Revenue recognition

Revenue recognition criteria for the services mentioned above are described in note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Receivables are presented net of allowance for doubtful accounts, loans receivable and chargebacks of $70,790 thousands and $38,079 thousands as of June 30, 2020 and December 31, 2019, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2019 and 2018 was $16,590 thousands and $5,918 thousands, respectively, of which $8,475 thousands and $4,193 thousands were recognized as revenue during the six-month periods ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, total deferred revenue was $17,052 thousands, mainly due to fees related to listing and optional feature services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

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

Loans Receivable

Loans Receivable in this portfolio include the products that the company offers to: 1) on-line merchant, 2) in-store merchant and 3) consumers.

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

The probability of default is an estimation of the likelihood that a loan receivable will default over a given time horizon. Probability of default models are estimated using a transition matrix method; these matrices are constructed using roll rates and then transformed, taking into account the expected future delinquency rate (forward-looking models). Therefore, the models include macroeconomic outlook or projections and recent performance. With this model, the Company estimates marginal monthly default probabilities for each delinquency bucket, type of product and country. Each marginal monthly probability of default represents a different possible scenario of default.

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

Cash and cash equivalents, restricted cash and cash equivalents, short-term investments and credit cards receivable and other means of payment

The Company’s management assesses balances for credit losses included in cash and cash equivalents, restricted cash and cash equivalents, short-term investments (measured at amortized cost) and credit cards receivable and other means of payment, based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models.

The Company has arrangements with some unaffiliated entities under which MercadoLibre users are able to fund their Mercado Pago accounts by depositing an equivalent amount with the unaffiliated entity. In some of these arrangements, MercadoLibre credits the Mercado Pago account before the unaffiliated entity transfers the funds to MercadoLibre to settle the transaction. The amounts pending settlement are recognized in the balance sheet as credit cards receivable and other means of payment. In June 2020, the Company became aware that $26,654 thousands of receivable had accumulated from one such unaffiliated entity in Argentina. The aging of these receivables exceeded the expected aging for transactions of this kind. As of June 30, 2020, the Company recorded a $26,654 thousands allowance for doubtful accounts on receivables due to the Company by this entity.

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

A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized. Accordingly, Management periodically assesses the need to establish a valuation allowance for deferred tax assets considering positive and negative objective evidence related to the realization of the deferred tax assets. Management’s judgments related to this assessment consider, among other factors, the nature, frequency and magnitude of current and cumulative losses on an individual subsidiary basis, projections of future taxable income, the duration of statutory carryforward periods, as well as feasible tax planning strategies, which would be employed by the Company to prevent tax loss carryforwards from expiring unutilized. Based on Management’s assessment of available objective evidence and considering the future effect of the Company’s initiatives to capture long-term business opportunities, the Company accounted for a valuation allowance in certain subsidiaries in its Mexican operations of $17,311 thousands and $3,125 thousands for the six and three-month periods ended June 30, 2020, respectively.

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

On June 10, 2019, the Argentine government enacted Law No. 27,506 (knowledge-based economy promotional regime), which established a regime that provides certain tax benefits for companies that meet specific criteria, such as companies that derive at least 70% of their revenues from certain specified activities related to the knowledge-based economy. Law No. 27,506 allows companies currently benefiting from the software development law, to apply for tax benefits under Law No. 27,506, which will be effective from January 1, 2020 to December 31, 2029.

The above-mentioned regime was suspended on January 20, 2020 through a resolution issued by Argentina’s Ministry of Productive Development until new rules for the application of the knowledge-based economy promotional regime were issued.

On June 25, 2020, the Chamber of Deputies passed changes to the knowledge-based economy promotional regime, which are still pending approval from the Chamber of Senates of Argentina. If the changes are approved, companies that meet new specified criteria shall be entitled to: i) a 60% reduction in the income tax burden over the promoted activities for each fiscal year, applicable to both Argentine source income and foreign source income, ii) stability of the benefits established by the knowledge-based economy promotional regime, iii) a tax credit amounting to 70% (which can be up to 80% in certain specific cases) of the Company’s contribution to the social security regime for personnel whose job is related to the promoted activities (caps on the number of employees could be applicable). The tax credit may be used to offset federal taxes, such as value-added tax and income tax.

The Company will analyze whether it will be eligible to benefit under the modified knowledge-based economy promotional regime and its related tax benefits once the modifications are passed by the Congress of Argentina and enacted into law.

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

The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As result of the election of the fair value option, the Company recognized gains in interest income and other financial gains of $11,047 thousands and $3,722 thousands as of June 30, 2020 and 2019, respectively.

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (508,749)	$ (408,099)
Unrealized gains on investments	1,343	2,029
Unrealized gains (losses) on hedging activities	3,245	(250)
Estimated tax expense on unrealized gains	(1,200)	(351)
	$ (505,361)	$ (406,671)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the six-months ended June 30, 2020:

	Unrealized	Unrealized	Foreign	Estimated tax
	(Losses) Gains on	(Losses) Gains on	Currency	(expense)
	hedging activities, net	Investments	Translation	benefit	Total
		(In thousands)
Balances as of December 31, 2019	$ (250)	$ 2,029	$ (408,099)	$ (351)	$ (406,671)
Other comprehensive income (loss) before reclassifications	7,135	1,343	(100,650)	(2,439)	(94,611)
Amount of loss (gain) reclassified from accumulated other comprehensive loss	(3,640)	(2,029)	—	1,590	(4,079)
Net current period other comprehensive income (loss)	3,495	(686)	(100,650)	(849)	(98,690)
Ending balance	$ 3,245	$ 1,343	$ (508,749)	$ (1,200)	$ (505,361)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In thousands)
Unrealized gains on investments	$ 2,029	Interest income and other financial gains
Unrealized gains on hedging activities	3,640	Cost of net revenues
Estimated tax expense on unrealized gains	(1,590)	Income tax expense
Total reclassifications for the period	$ 4,079	Total, net of income taxes

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for allowances for doubtful accounts and chargeback provisions, allowance for loans receivables, recoverability of goodwill, intangible assets with indefinite useful lives and deferred tax assets, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention program, fair value of convertible debt, fair value of investments, fair value of derivative instruments, recognition of income taxes and contingencies and determination of the incremental borrowing rate at commencement date of lease operating agreements. Actual results could differ from those estimates.

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

On August 5, 2020 the FASB issued the ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendments in this update address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, accounting models for specific features are removed and amendments to the disclosure requirements are included. For contracts in an entity’s own equity, simplifies the settlement assessment by removing some requirements. Additionally, the amendments in this update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

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

The denominator for diluted net income per share for the six and three-month periods ended June 30, 2020 and 2019 does not include any effect from the 2019 Notes Capped Call Transactions or the 2028 Notes Capped Call Transactions (as defined in Note 11) because it would be antidilutive. In the event of conversion of any or all of the 2028 Notes, the shares that would be delivered to the Company under the Capped Call Transactions (as defined in Note 11) are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 11 to these interim condensed consolidated financial statements and Note 15 of the financial statements as of December 31, 2019 on Form 10-K for more details. For the six and three-month periods ended June 30, 2020 and 2019, the effects of the conversion of the Notes and the redeemable convertible preferred stock would have been antidilutive and, as a consequence, they were not factored into the calculation of diluted earnings per share.

Net income per share of common stock is as follows for the six and three-month periods ended June 30, 2020 and 2019:

	Six Months Ended June 30,				Three Months Ended June 30,
	2020		2019		2020		2019
	(In thousands)				(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share	$ 0.66	$ 0.66	$ 0.45	$ 0.45	$ 1.11	$ 1.11	$ 0.31	$ 0.31

Numerator:
Net income	$ 34,838	$ 34,838	$ 28,081	$ 28,081	$ 55,947	$ 55,947	$ 16,217	$ 16,217
Amortization of redeemable convertible preferred stock	—	—	(5,841)	(5,841)	—	—	—	—
Dividends on preferred stock	(2,000)	(2,000)	(1,000)	(1,000)	(1,000)	(1,000)	(1,000)	(1,000)
Net income corresponding to common stock	$ 32,838	$ 32,838	$ 21,240	$ 21,240	$ 54,947	$ 54,947	$ 15,217	$ 15,217

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	49,709,964	—	47,658,610	—	49,709,973	—	49,318,522	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	49,709,964	—	47,658,610	—	49,709,973	—	49,318,522

4. Cash, cash equivalents, restricted cash and cash equivalent and investments

The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$ 1,169,550	$ 1,384,740
Restricted cash and cash equivalents
Securitization Transactions	$ 51,753	$ 37,424
Sovereign Debt Securities (Secured lines of credit guarantee)	—	29,260
Bank account (Argentine Central Bank regulation)	217,158	—
Bank collateral account (*)	224,897	—
Total restricted cash and cash equivalents	$ 493,808	$ 66,684
Total cash, cash equivalents, restricted cash and cash equivalents (**)	$ 1,663,358	$ 1,451,424

Short-term investments
Time Deposits	$ 422,849	$ 189,660
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	530,660	506,175
Sovereign Debt Securities (Secured lines of credit guarantee)	—	16,623
Sovereign Debt Securities	1,171,363	884,720
Corporate Debt Securities	—	63
Total short-term investments	$ 2,124,872	$ 1,597,241

Long-term investments
Sovereign Debt Securities	$ —	$ 260,320
Corporate Debt Securities	—	173
Other Investments	5,790	3,490
Total long-term investments	$ 5,790	$ 263,983

(*) Cash deposited and owned by the Company under the sole control and dominion of escrow agents as collateral of loans granted to a Brazilian subsidiary with due date in October 2020.

(**) Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statements of cash flow.

Regulation issued by Argentine Central Bank

In January 2020, the Central Bank of Argentina enacted regulations related to payment service providers that applies to Fintech companies that are not financial institutions, but nevertheless provide payment services in at least one of the processes of the payments system. On July 7, 2020, the Central Bank of Argentina approved the registration of the Argentine subsidiary in the registry for payment service providers. These regulations sets forth certain rules that require payment services providers to, among other things, (i) deposit and maintain users’ funds in specific banks’ accounts, payable on demand; (ii) implement a monthly reporting regime with the Central Bank of Argentina; (iii) segregate information related to users’ investments funds; (iv) maintain different bank accounts to segregate the Company’s funds from users’ funds; and (v) introduce clarifications on advertising and documents about the standard terms and conditions of the payment service provider. As of June 30, 2020, in accordance with the regulation, the Company held $217,158 thousands in a bank account, payable on demand.

Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)

On November 1, 2018, the Company obtained approval from the Central Bank of Brazil to operate as an authorized payment institution. With this authorization, Mercado Pago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all obligations established by current regulations. Among other obligations, the regulations require authorized payment institutions to hold any electronic balance in a payment institution account in either a specific account of the Central Bank of Brazil that does not pay interest or Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia.” 100% of electronic funds were required to be deposited as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, in accordance with the regulation, the Company held $530,660 thousands and $506,175 thousands deposited in Brazilian federal government bonds, respectively, as a mandatory guarantee.

5. Loans receivable, net

The Company manages loans receivable as “On-line merchant”, “Consumer” and “In-store merchant”. As of June 30, 2020 and December 31, 2019, Loans receivable, net were as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
On-line merchant	$91,750	$130,102
Consumer	59,815	60,179
In-store merchant	18,469	18,707
Loans receivable	170,034	208,988
Allowance for uncollectible accounts	(25,831)	(20,444)
Loans receivable, net	$144,203	$188,544

Current	$139,148	$182,105
Non-current	5,055	6,439
Loans receivable, net	$144,203	$188,544

The credit quality analysis of loans receivable was as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
1-30 days past due	$12,206	$20,430
31-60 days past due	3,643	6,916
61-90 days past due	8,526	7,580
Total past due	24,375	34,926
To become due	145,659	174,062
Total	$170,034	$208,988

The following table summarizes the allowance for uncollectible accounts activity during the six-month periods ended June 30, 2020 and 2019:

	June 30,
	2020	2019 (1)
	(In thousands)
Balance at beginning of year	$20,444	$6,636
Adoption of ASC 326 (2)	4,977	-
Charged/credited to Net income	34,614	20,000
Charges/Utilized /Currency translation adjustments/Write-offs	(34,204)	(12,023)
Balance at end of period	$25,831	$14,613

(1)	The comparative information has not been restated and continues to be reported under the accounting standard in effect during 2019.
(2)	Cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020.

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

The aggregate purchase price for the acquisition was $10,899 thousands, measured at its fair value amount, which included: (i) the total cash payment of $8,500 thousands at the time of closing; (ii) an escrow of $225 thousands and (iii) a contingent additional cash consideration up to $2,174 thousands.

The Company’s consolidated statement of income includes the results of operations of the acquired business as from March 9, 2020. The net income before intercompany eliminations of the acquired Company included in the Company’s consolidated statement of income since the acquisition amounted to $213 thousands for the period ended June 30, 2020.

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

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	June 30,	December 31,
	2020	2019
	(In thousands)
Goodwill	$ 81,799	$ 87,609
Intangible assets with indefinite lives
- Trademarks	7,305	8,366
Amortizable intangible assets
- Licenses and others	4,688	5,320
- Non-compete agreement	3,295	2,703
- Customer list	13,514	13,900
- Trademarks	7,180	4,723
Total intangible assets	$ 35,982	$ 35,012
Accumulated amortization	(20,040)	(20,737)
Total intangible assets, net	$ 15,942	$ 14,275

Goodwill

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2020 and the year ended December 31, 2019 are as follows:

	Six Months Ended June 30, 2020
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the period	$ 29,072	$ 6,991	$ 32,196	$ 14,872	$ 3,312	$ 1,166	$ 87,609
Business Acquisitions	—	3,603	1,062	1,241	1,246	748	7,900
Effect of exchange rates changes	(6,543)	—	(5,371)	(1,306)	(408)	(82)	(13,710)
Balance, end of the period	$ 22,529	$ 10,594	$ 27,887	$ 14,807	$ 4,150	$ 1,832	$ 81,799

	Year Ended December 31, 2019
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 30,069	$ 6,946	$ 31,340	$ 16,014	$ 3,339	$ 1,175	$ 88,883
Purchase price allocations adjustments	—	45	—	—	—	—	45
Effect of exchange rates changes	(997)	—	856	(1,142)	(27)	(9)	(1,319)
Balance, end of the year	$ 29,072	$ 6,991	$ 32,196	$ 14,872	$ 3,312	$ 1,166	$ 87,609

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses, and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $1,711 thousands and $919 thousands for the three-month periods ended June 30, 2020 and 2019, respectively, while aggregate amortization expense for intangible assets for the six-month periods ended June 30, 2020 and 2019 amounted to $2,519 thousands and $2,149 thousands, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of June 30, 2020:

For year ended 12/31/2020	$ 2,344
For year ended 12/31/2021	3,610
For year ended 12/31/2022	1,453
For year ended 12/31/2023	871
Thereafter	359
$ 8,637

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Six Months Ended June 30, 2020
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 862,745	$ 372,079	$ 220,703	$ 74,933	$ 1,530,460
Direct costs	(647,382)	(272,433)	(225,315)	(62,547)	(1,207,677)
Direct contribution	215,363	99,646	(4,612)	12,386	322,783

Operating expenses and indirect costs of net revenues					(253,039)
Income from operations					69,744

Other income (expenses):
Interest income and other financial gains					55,566
Interest expense and other financial losses					(50,561)
Foreign currency losses					(2,089)
Net income before income tax expense					$ 72,660

	Six Months Ended June 30, 2019
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 643,242	$ 207,689	$ 118,944	$ 49,137	$ 1,019,012
Direct costs	(501,260)	(151,401)	(150,801)	(44,888)	(848,350)
Direct contribution	141,982	56,288	(31,857)	4,249	170,662

Operating expenses and indirect costs of net revenues					(173,011)
Loss from operations					(2,349)

Other income (expenses):
Interest income and other financial gains					58,128
Interest expense and other financial losses					(30,238)
Foreign currency losses					(2,886)
Net income before income tax gain					$ 22,655

	Three Months Ended June 30, 2020
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 465,298	$ 239,204	$ 125,950	$ 47,917	$ 878,369
Direct costs	(324,754)	(171,408)	(110,553)	(34,943)	(641,658)
Direct contribution	140,544	67,796	15,397	12,974	236,711

Operating expenses and indirect costs of net revenues					(137,273)
Income from operations					99,438

Other income (expenses):
Interest income and other financial gains					18,782
Interest expense and other financial losses					(26,977)
Foreign currency losses					(1,903)
Net income before income tax expense					$ 89,340

	Three Months Ended June 30, 2019
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 340,858	$ 113,913	$ 64,383	$ 26,088	$ 545,242
Direct costs	(275,917)	(83,909)	(85,216)	(24,441)	(469,483)
Direct contribution	64,941	30,004	(20,833)	1,647	75,759

Operating expenses and indirect costs of net revenues					(88,247)
Loss from operations					(12,488)

Other income (expenses):
Interest income and other financial gains					33,684
Interest expense and other financial losses					(14,679)
Foreign currency gains					783
Net income before income tax expense					$ 7,300

The following table summarizes the allocation of property and equipment, net based on geography:

	June 30,	December 31,
	2020	2019
	(In thousands)
US property and equipment, net	$ 649	$ 937
Other countries
Argentina	112,904	100,536
Brazil	99,162	103,571
Mexico	36,215	30,131
Other countries	14,111	9,082
	$ 262,392	$ 243,320
Total property and equipment, net	$ 263,041	$ 244,257

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30,	December 31,
	2020	2019
	(In thousands)
Other countries goodwill and intangible assets
Argentina	$ 13,879	$ 8,632
Brazil	23,329	30,142
Mexico	31,190	36,003
Chile	22,070	22,237
Other countries	7,273	4,870
Total goodwill and intangible assets	$ 97,741	$ 101,884

Consolidated net revenues by similar products and services for the six and three-month periods ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,		Three months Ended June 30,

Consolidated Net Revenues	2020	2019	2020	2019
	(In thousands)		(In thousands)
Commerce (*)	$ 962,413	$ 610,821	$ 581,703	$ 324,016
Fintech	568,047	408,191	296,666	221,226
Total	$ 1,530,460	$ 1,019,012	$ 878,369	$ 545,242

(*) Includes marketplace fees, shipping fees, ad sales, classified fees and other ancillary services.

8. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	June 30,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)	2019	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 526,204	$ 526,204	$ —	$ —	$ 688,760	$ 688,760	$ —	$ —
Sovereign Debt Securities	16,698	16,698	—	—	32,874	32,874	—	—
Restricted Cash and cash equivalents:
Money Market Funds	36,616	36,616	—	—	32,829	32,829	—	—
Sovereign Debt Securities	—	—	—	—	29,260	29,260	—	—
Investments:
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	530,660	530,660	—	—	506,175	506,175	—	—
Sovereign Debt Securities	1,171,363	1,171,363	—	—	1,161,663	1,161,663	—	—
Corporate Debt Securities	—	—	—	—	236	178	58	—
Other Assets:
Derivative Instruments	16,443	—	—	16,443	1,249	—	—	1,249
Total Financial Assets	$ 2,297,984	$ 2,281,541	$ —	$ 16,443	$ 2,453,046	$ 2,451,739	$ 58	$ 1,249
Liabilities:
Contingent considerations	$ 4,506	$ —	$ —	$ 4,506	$ 2,201	$ —	$ —	$ 2,201
Long-term retention program	68,298	—	68,298	—	60,958	—	60,958	—
Derivative Instruments	984	—	—	984	251	—	—	251
Total Financial Liabilities	$ 73,788	$ —	$ 68,298	$ 5,490	$ 63,410	$ —	$ 60,958	$ 2,452

As of June 30, 2020 and December 31, 2019, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company assumptions. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

As of June 30, 2020 and December 31, 2019, the Company’s liabilities were valued at fair value using Level 2 inputs and Level 3 inputs (valuations based on unobservable inputs reflecting Company assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

The unrealized net gains or losses on short-term and long-term investments for which the Company has not elected the fair value option are reported as a component of other comprehensive (loss) income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of June 30, 2020 and December 31, 2019, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash, cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets funds and debt securities), accounts receivable, credit cards receivable and other means of payment, loans receivable, funds payable to customers, other assets (excluding derivative instruments), accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent considerations and derivative instruments). As of June 30, 2020 and December 31, 2019, the estimated fair value of the 2028 Notes (liability component), which is based on Level 2 inputs, is $660,931 thousands and $686,366 thousands, respectively, and were determined based on market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the effective interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of June 30, 2020 and December 31, 2019:

	Balances as of	Significant other	Balances as of	Significant other
	June 30,	observable inputs	December 31,	observable inputs
	2020	(Level 2)	2019	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 422,849	$ 422,849	$ 189,660	$ 189,660
Accounts receivable	42,423	42,423	35,446	35,446
Credit Cards receivable and other means of payment, net	646,739	646,739	379,969	379,969
Loans receivable, net	144,203	144,203	188,544	188,544
Other assets	129,196	129,196	149,218	149,218
Total Assets	$ 1,385,410	$ 1,385,410	$ 942,837	$ 942,837
Liabilities
Accounts payable and accrued expenses	$ 417,759	$ 417,759	$ 372,309	$ 372,309
Funds payable to customers	1,324,605	1,324,605	894,057	894,057
Salaries and social security payable	71,925	71,925	67,686	67,686
Taxes payable	141,226	141,226	60,247	60,247
Loans payable and other financial liabilities (*)	1,202,582	1,274,558	817,491	927,903
Other liabilities	54,784	54,784	124,644	124,644
Total Liabilities	$ 3,212,881	$ 3,284,857	$ 2,336,434	$ 2,446,846

(*) The fair value of the 2028 Notes (including the equity component) is disclosed in Note 11.

As of June 30, 2020 and December 31, 2019, the Company held no direct investments in auction rate securities and does not have any non-financial assets or liabilities measured at fair value.

As of June 30, 2020 and December 31, 2019, the fair value of money market funds, sovereign and corporate debt securities classified as available for sale securities are as follows:

June 30, 2020
	Cost	Gross Unrealized Gains (1)	Financial Gains	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 526,204	$ —	$ —	$ 526,204
Sovereign Debt Securities	16,673	—	25	16,698
Total Cash and cash equivalents	$ 542,877	$ —	$ 25	$ 542,902

Restricted cash and cash equivalents
Money Market Funds	$ 36,616	$ —	$ —	$ 36,616
Total Restricted cash and cash equivalents	$ 36,616	$ —	$ —	$ 36,616

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee) (2)	$ 527,098	$ —	$ 3,562	$ 530,660
Sovereign Debt Securities (3)	1,162,560	1,343	7,460	1,171,363
Total Short-term investments	$ 1,689,658	$ 1,343	$ 11,022	$ 1,702,023

Total	$ 2,269,151	$ 1,343	$ 11,047	$ 2,281,541

(1) Unrealized gains from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent credit losses based on the evaluation of available evidence including the credit rating of the investments, as of June 30, 2020.

(2) Brazilian government bonds measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.)

(3) Includes $820,088 thousands of U.S treasury notes measured at fair value with impact on the consolidated statement of income for the application of the fair value option (See Note 2 – Fair value option applied to certain financial instruments).

	December 31, 2019
	Cost	Gross Unrealized Gains (1)	Financial Gains	Financial Losses	Estimated Fair Value

	(In thousands)
Cash and cash equivalents
Money Market Funds	$ 688,760	$ —	$ —	$ —	$ 688,760
Sovereign Debt Securities	32,851	—	23	—	32,874
Total Cash and cash equivalents	$ 721,611	$ —	$ 23	$ —	$ 721,634

Restricted Cash and cash equivalents
Money Market Funds	$ 32,829	$ —	$ —	$ —	$ 32,829
Sovereign Debt Securities (2)	29,227	—	33	—	29,260
Total Restricted Cash and cash equivalents	$ 62,056	$ —	$ 33	$ —	$ 62,089

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)(3)	$ 504,195	$ —	$ 1,980	$ —	$ 506,175
Sovereign Debt Securities (4)	898,922	2,080	400	(59)	901,343
Corporate Debt Securities	63	—	—	—	63
Total Short-term investments	$ 1,403,180	$ 2,080	$ 2,380	$ (59)	$ 1,407,581

Long-term investments
Sovereign Debt Securities (5)	$ 260,400	$ 2	$ 1	$ (83)	$ 260,320
Corporate Debt Securities	170	3	—	—	173
Total Long-term investments	$ 260,570	$ 5	$ 1	$ (83)	$ 260,493

Total	$ 2,447,417	$ 2,085	$ 2,437	$ (142)	$ 2,451,797

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

As of June 30, 2020, the estimated fair values (in thousands of U.S. dollars) of money market funds and sovereign debt securities classified by their effective maturities are as follows:

One year or less	2,281,541
Total	$ 2,281,541

9. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of June 30, 2020, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $7,485 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.

In addition, as of June 30, 2020, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible for an estimated aggregate amount up to $18,944 thousands. No loss amounts have been accrued for such reasonably possible legal actions.

Brazilian preliminary injunction against the Brazilian tax authorities

On November 6, 2014, the Brazilian subsidiaries Mercadolivre.com Atividades de Internet Ltda., Ebazar.com.br Ltda, Mercado Pago.com Representações Ltda. and Mercado Libre S.R.L. filed a writ of mandamus and requested a preliminary injunction with the Federal Court of Osasco against the federal tax authority to avoid the IR (income tax) withholding over payments remitted by the Brazilian subsidiaries to the Argentine subsidiary, MercadoLibre S.R.L., for the provision of IT support and assistance services by the latter, and requested reimbursement of the amounts improperly withheld over the course of the preceding five (5) years. The preliminary injunction was granted on the grounds that such withholding violated the convention signed between Brazil and Argentina that prevents double taxation. In August 2015, the injunction was revoked by the first instance judge in an award favorable to the federal tax authority. The Company appealed the decision and deposited with the court the disputed amounts. As of June 30, 2020 the total amount of the deposits were $42,935 thousands (which includes $4,249 thousands of interest) included in non-current other assets of the consolidated balance sheet. In June 2020, the Company’s appeal was dismissed. The Company made a new filing before the same court in July 2020 and plans to appeal the case to the superior courts. Management’s opinion, based on the opinion of external legal counsel, is that the Company’s position is more likely than not to succeed in court based on the technical merits of the tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

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

As of June 30, 2020 and December 31, 2019, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $2,028,711 thousands and $1,365,815 thousands, respectively, for which the Company recorded an allowance of $5,916 thousands and $3,808 thousands, respectively.

Commitments

The Company entered into a purchase commitment with two U.S. suppliers in relation to the purchase of cloud platform services as follows:

a)for a total amount of $240,500 thousands to be fully paid off between June 1, 2020 and May 31, 2024; and

b)for a total amount of $30,000 thousands to be fully paid off between November 24, 2019 and March 23, 2023. As of June 30, 2020, the Company paid $1,864 thousands in relation thereto.

10. Long term retention program (“LTRP”)

The following table summarizes the 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020 long term retention program accrued compensation expense for the six and three-month periods ended June 30, 2020 and 2019, which are payable in cash according to the decisions made by the Board of Directors:

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
LTRP 2011	—	26	—	(29)
LTRP 2012	69	1,416	—	857
LTRP 2013	—	97	—	(96)
LTRP 2014	125	2,823	(1)	1,603
LTRP 2015	4,885	4,862	3,613	2,880
LTRP 2016	10,055	7,607	7,620	4,569
LTRP 2017	10,560	6,976	7,854	4,163
LTRP 2018	5,363	3,323	3,807	1,868
LTRP 2019	10,320	5,078	6,657	2,952
LTRP 2020	10,530	—	6,693	—
Total LTRP	$51,907	$32,208	$36,243	$18,767

11. Loans payable and other financial liabilities

The following table summarizes the Company’s Loans payable and other financial liabilities as of June 30, 2020 and December 31, 2019:

					Book value as of

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	June 30, 2020	December 31, 2019
					(In thousands)
Current loans payable and other financial liabilities:
Loans from banks
Chilean Subsidiary	Chilean Pesos	Fixed	2.09%	July 2020	$54,261	$38,780
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 3.35%	March 2021	66,826	-
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 2.30%	September 2020	37,072	-
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 3.90%	October 2020	5,552	-
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 3.25%	May 2021	40,532	-
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 2.9%	December 2020	9,159	-
Mexican	Mexican Peso	Variable	TIIE + 2.55%	October 2020	15,884	-
Argentine Subsidiary	Argentine Pesos	Fixed	32.50%	November 2020	14,360	-
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	9.39%	July- August 2020	13,321	-

Secured lines of credit
Argentine Subsidiary	Argentine Pesos	-	-%	-	-	49,499
Brazilian Subsidiary (*)	Brazilian Reais	Variable	CDI + 1.00%	October 2020	102,927	-
Brazilian Subsidiary (*)	Brazilian Reais	Variable	CDI + 1.50%	October 2020	99,171	-

Unsecured lines of credit
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	9.88%	July 2020	18,736	16,435
Argentine Subsidiary	Argentine Pesos	Fixed	27.67%	July 2020	36,221	9,645
Chilean Subsidiary	Chilean Pesos	Variable	1.47%	July 2020	2,607	1,951

Convertible notes					6,649	6,649
Finance lease obligations					1,832	2,008
Credit card collateralized debt					20,028	17,309
Collateralized debt					45,875	43,862
Other lines of credit					670	-
					$591,683	$186,138

Non Current loans payable and other financial liabilities:
Convertible notes					582,306	569,305
Finance lease obligations					5,804	7,368
Collateralized debt					22,789	54,680
					$610,899	$631,353

(*)

Under the terms of the loans agreements, the Company transferred cash to deposit accounts owned by the Company but under the sole control and dominion of escrow agents as collaterals. These collaterals are shown in Restricted cash and cash equivalents of the consolidated balance sheet.

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

During the six-month period ended June 30, 2020, one Note was converted, for a total amount of $1 thousands. Additionally, during the second quarter of 2020, the conversion threshold was met and the Notes become convertible between July 1, 2020 and September 30, 2020. From July 1, 2020 to the date of issuance of these interim condensed consolidated financial statements, the Company received one additional request for conversion. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes.

In connection with the issuance of the 2028 Notes, the Company paid $91,784 thousands, $11,472 thousands, $88,362 thousands and $104,095 thousands (including transaction expenses) in August 2018, November 2018, June 2019 and June 2020, respectively, to enter into capped call transactions with respect to shares of the common stock with certain financial institutions (the “2028 Notes Capped Call Transactions”). In addition, the Company paid $8,005 thousands in November 2019 to amend the strike and cap prices of the capped call transaction purchased in November 2018. The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of the Company’s common stock is greater than the strike price of the 2028 Notes Capped Call Transactions. The cost of the 2028 Notes Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheets.

The total estimated fair value of the 2028 Notes was $2,017,169 thousands and $1,338,014 thousands as of June 30, 2020 and December 31, 2019, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of June 30, 2020 and December 31, 2019 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $985.77 closing price of the Company’s common stock on June 30, 2020, the if-converted value of the 2028 Notes exceeded their principal amount by $1,076,421 thousands.

The following table presents the carrying amounts of the liability and equity components related to the 2028 Notes as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In thousands)
Amount of the equity component (1)	$327,305	$327,305

2.00% Convertible Senior Notes due 2028	$879,999	$880,000
Unamortized debt discount (2)	(288,500)	(301,227)
Unamortized transaction costs related to the debt component	(9,193)	(9,468)
Contractual coupon interest accrual	32,609	23,809
Contractual coupon interest payment	(25,960)	(17,160)
Net carrying amount	$588,955	$575,954

(1)Net of $6,163 thousands of transaction costs related to the equity component of the 2028 Notes.

(2)As of June 30, 2020, the remaining period over which the unamortized debt discount will be amortized is 8.2 years.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Six month periods ended June 30,		Three month periods ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Contractual coupon interest expense	$8,800	$9,142	$4,400	$4,400
Amortization of debt discount	12,727	12,285	6,420	5,968
Amortization of debt issuance costs	275	239	140	117
Total interest expense related to the 2028 Notes	$21,802	$21,666	$10,960	$10,485

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

As of June 30, 2020, the carrying value of the Brazilian collateralized debt was $44,036 thousands, composed by: 1) $10,092 thousands bearing interest at a rate of Brazilian DI plus 3.5% per annum for a term of 36 months, due in June 2021 and 2) $33,944 thousands bearing interest at a rate of Brazilian DI plus 3.25% per annum for a term of 30 months, due in May 2021. The carrying value of the Argentine collateralized debt was $1,666 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 40% and a maximum 50% nominal rate per annum for a term of 9 months, due in August 2020. The carrying value of the Mexican collateralized debt was $22,962 thousands bearing interest at a variable rate equivalent to the equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.34% per annum for term of 36 months, due in November 2022.

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

The assets and liabilities of the SPEs are included in the Company’s interim condensed consolidated financial statements as of June 30, 2020 and December 31, 2019 as follows:

	June 30,	December 31,
	2020	2019
Assets	(In thousands)
Current assets:
Restricted cash and cash equivalents	$51,753	$37,424
Loans receivable, net	51,294	104,419
Total current assets	103,047	141,843
Non-current assets:
Loans receivable, net	2,651	4,395
Total non-current assets	2,651	4,395
Total assets	$105,698	$146,238
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$67	$128
Loans payable and other financial liabilities	45,875	43,862
Total current liabilities	45,942	43,990
Non-current liabilities:
Loans payable and other financial liabilities	22,789	54,680
Total non-current liabilities	22,789	54,680
Total liabilities	$68,731	$98,670

14. Leases

The Company leases certain fulfillment centers, office space and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30,	December 31,
	2020	2019
Operating Leases
Operating lease right-of-use assets	$186,851	$200,449

Operating lease liabilities	$193,702	$199,932

Finance Leases
Property and equipment, at cost	11,657	10,952
Accumulated depreciation	(2,703)	(1,563)
Property and equipment, net	$8,954	$9,389

Loans payable and other financial liabilities	$7,636	$9,376

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases at June 30, 2020:

Weighted average remaining lease term
Operating leases	8	Years
Finance leases	3	Years

Weighted average discount rate (*)
Operating leases	13%
Finance leases	17%

(*) Includes discount rates of leases in local currency and U.S dollar.

The components of lease expense were as follows (in thousands):

	Six months ended June 30,
	2020	2019

Operating lease cost	$18,721	$13,874

Finance lease cost:
Depreciation of property and equipment	1,030	584
Interest on lease liabilities	896	489
Total finance lease cost	$1,926	$1,073

Supplemental cash flow information related to leases was as follows (in thousands):

	Six months ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,540	$10,219
Financing cash flows from finance leases	1,064	889

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28,823	$43,018
Finance leases	790	3,355

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases (in thousands):

Period Ending June 30, 2020	Operating Leases	Finance Leases
One year or less	$39,493	$3,037
One year to two years	38,056	3,037
Two years to three years	35,417	2,925
Three years to four years	33,951	1,564
Four years to five years	30,656	283
Thereafter	106,594	—
Total lease payments	$284,167	$10,846
Less imputed interest	(90,465)	(3,210)
Total	$193,702	$7,636

15. Derivative instruments

The Company designates certain derivatives as hedges of particular risks associated with forecasted purchases. These transactions, mainly currency forward contracts, are classified as cash flow hedges.

As of June 30, 2020 the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. Pursuant to these contracts, the Company will buy a notional amount of $6,091 thousands in July 2020, $6,773 thousands in August 2020, $6,971 thousands in September 2020, $5,070 thousands in October 2020, $4,100 thousands in November 2020 and $4,533 thousands in December 2020, at fixed currency rates. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of June 30, 2020, the Company estimated that the whole amount of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

In addition, as of June 30, 2020, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of a Brazilian subsidiary, whose functional currency is the Brazilian Reais, which were not designated as hedges for accounting purposes. Pursuant to these contracts, the Company will buy a notional amount of $28,600 thousands in July 2020, $39,000 thousands in August 2020 and $46,000 thousands in December 2020, at fixed currency rates.

Finally, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of a Mexican subsidiary, whose functional currency is the Mexican Peso, which were not designated as hedges for accounting purposes. Pursuant to these contracts, the Company will buy a notional amount of $10,000 thousands in October 2020 and $10,000 thousands in December 2020, at fixed currency rates.

Foreign exchange contracts

The fair values of the Company’s outstanding derivative instruments as of June 30, 2020 and December 31, 2019 were as follows:

		June 30,	December 31,
	Balance sheet location	2020	2019
		(In thousands)
Derivatives
Foreign exchange contracts not designated as hedging instruments	Other current assets	$14,181	$1,249
Foreign exchange contracts designated as cash flow hedges	Other current assets	2,262	—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	984	—
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	—	251

The effects of derivative contracts on unaudited interim condensed consolidated of comprehensive income as of June 30, 2020 were as follows:

		Amount of	Amount of gain reclassified
	December 31,	Gain (Loss) recognized	from accumulated	June 30,
	2019	in other comprehensive loss	other comprehensive loss (income)	2020
(In thousands)
Foreign exchange contracts designated as cash flow hedges	$ (250)	$ 7,135	$ (3,640)	$ 3,245

The effects of derivative contracts on unaudited interim condensed consolidated statement of income for the six and three-month periods ended June 30, 2020 and 2019 were as follows:

	Six month periods ended June 30,		Three month periods ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Foreign exchange contracts not designated as hedging instruments	$21,826	$69	$5,059	$69
Loss from foreign exchange contracts designated as fair value hedges	—	(1,030)	—	(1,030)
Gain from hedged items attributable to hedged risks	—	1,030	—	1,030

16. Impact of COVID-19 pandemic

In March 2020, the outbreak of a novel strain of the coronavirus, COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread around the world. Government-imposed total or partial lockdowns or curfews instituted throughout Latin America in late March, some of which have been subsequently extended, modified or rescinded, have led to a weakening of the macroeconomic environment, generating recession conditions and a devaluation of the local currencies in the countries in which the Company operates.

The Company has thus far not been required to suspend its operations in any country, but the Company’s business was, and may in the future again be, negatively affected by the pandemic in terms of operations, consumer buying trends, and consequently, net revenues. Despite the uncertainty generated by the pandemic, the Company’s revenues increased 61.1% during the second quarter in comparison with the same quarter of 2019, mainly as a result of an increase in gross merchandise value and total payment value.

Management believes that, given the uncertainty with respect to how long the pandemic will persist, what additional measures may be introduced by governments or private parties, what effect any such additional measures may have on our business or the macroeconomic impact of the pandemic in the countries where the Company operates, it is not possible to have certainty around business development and its cash generation for the remainder of 2020. In terms of liquidity and cash management, relevant funding sources remain available and new credit facilities have been obtained at the geographical segment level. As of June 30, 2020, the Company’s main source of liquidity was $2,763,762 thousands of cash and cash equivalents and short-term investments, which excludes a $530,660 thousands investment related to the Central Bank of Brazil Mandatory Guarantee.

Lastly, the revenues sources of the Company’s subsidiaries are denominated in local currency. As a result, the weak macro-economic environment in 2020 in certain countries in which the Company operates coupled with the devaluations of certain local currencies in those countries against the U.S. dollar could cause a decline in year-over-year net revenues as measured in U.S. dollars.

Management has made its best estimation of the potential scenarios for the rest of 2020. However it is not possible to predict at this time with certainty the impact that COVID-19 could have and its effects, including its impact on the economies of the countries in which the Company operates, and therefore the extent of the impact on the Company’s financial condition and results of operations if conditions persist or materially deviate from those currently used in its estimates.

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

•political, social and economic conditions in Latin America; and

•the current and potential impact of COVID-19 on our net revenues, gross profit margins, operating margins and liquidity due to future disruptions in operations as well as the macroeconomic instability caused by the pandemic.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties–many of which are beyond our control– as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 14, 2020, as updated by those described in “Item 1A — Risk Factors” in Part II of our report on Form10-Q for the quarter ended March 31, 2020 and in other reports we file from time to time with the SEC.

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

•a discussion of our principal trends and results of operations for the six and three-month periods ended June 30, 2020 and 2019;

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

To further enhance our suite of e-commerce services, we launched the Mercado Envios shipping program in Brazil, Argentina, Mexico, Colombia, Chile and Uruguay. Through Mercado Envios, we offer a cost-efficient way to utilize our existing distribution chain to fulfill sales on our platform. Sellers that opt into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices. As of June 30, 2020, we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile and Colombia.

Through MercadoLibre Classifieds, our online classified listing service, our users can also list and purchase vehicles, real estate and services in the countries where we operate. Classifieds listings differ from Marketplace listings as they only charge optional placement fees and not final value fees. Our classifieds pages are also a major source of traffic to our platform.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the six and three-month periods ended June 30, 2020 and 2019:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
(% of total consolidated net revenues) (*)	2020	2019	2020	2019
Brazil	56.4%	63.1%	53.0%	62.5%
Argentina	24.3	20.4	27.2	20.9
Mexico	14.4	11.7	14.3	11.8
Other Countries	4.9	4.8	5.5	4.8

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the six and three-month periods ended June 30, 2020 and 2019:

	Six-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	June 30,		to 2020 (*)		June 30,		to 2020 (*)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$862.7	$643.2	$219.5	34.1%	$465.3	$340.9	$124.4	36.5%
Argentina	372.1	207.7	164.4	79.2	239.2	113.9	125.3	110.0
Mexico	220.7	118.9	101.8	85.6	125.9	64.4	61.6	95.6
Other Countries	74.9	49.1	25.8	52.5	47.9	26.1	21.8	83.7
Total Net Revenues	$1,530.5	$1,019.0	$511.4	50.2%	$878.4	$545.2	$333.1	61.1%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Recent Developments

Loss from transaction with an agent

We have arrangements with some unaffiliated entities under which our users are able to fund their Mercado Pago accounts by depositing an equivalent amount with the unaffiliated entity. In some of these arrangements, we credit the Mercado Pago account before the unaffiliated entity transfers the funds to us to settle the transaction. The amounts pending settlement are recognized in our balance sheet as credit cards receivable and other means of payment. In June 2020, we became aware that $26.7 million dollars of receivables had accumulated from one such unaffiliated entity in Argentina. The aging of these receivables exceeded the expected aging for transactions of this kind. Consequently, we conducted, with the assistance of an outside independent accounting advisor, an internal review. Our internal review on this matter did not identify any material errors in the consolidated financial statements for the year ended December 31, 2019 or the quarter ended March 31, 2020. However, based on the review, management has determined that there were deficiencies in the timely operation of certain internal controls. See Item 4 of Part I, “Controls and Procedures—Changes in Internal Controls Over Financial Reporting.”

As of June 30, 2020, we recorded a $26.7 million allowance for doubtful accounts on receivables due to us by this entity, and are attempting to collect the full outstanding balance from said unaffiliated entity.

Capped call transactions related to the 2.00% Convertible Senior Notes 2028

In connection with the issuance of the 2028 Notes, we paid $104.1 million (including transaction expenses) in June 2020 to enter into the 2028 Notes Capped Call Transactions with certain financial institutions. The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of our common stock is greater than the strike price of the 2028 Notes Capped Call Transactions. Please see note 11 to our unaudited condensed consolidated financial statements for further detail on the 2028 Notes Capped Call Transactions.

Criminal complaint against our chief executive officer and others

On February 4, 2020, an Argentine federal prosecutor submitted to an Argentine judge a complaint alleging that certain sales of Argentine government securities, made by a common investment fund that holds balances for Mercado Pago customers, were based on non-public information about the government’s plans to extend the maturities of the securities. The complaint named our chief executive officer, as well as others who are not specifically identified, as having committed criminal fraud against the Argentine federal government. The judge appointed another prosecutor to investigate the allegations described in the complaint. At the conclusion of the investigation, the prosecutor recommended dismissing the complaint, finding that there was no criminal conduct, which recommendation was accepted by the judge.

Description of Line Items

Net revenues

We recognize revenues in each of our four geographical reporting segments. Within each of our segments, the services we provide generally fall into two distinct revenue streams: “Commerce” and “Fintech.”

We have re-named and grouped by nature our Revenue streams breakdown, given the increasing importance of our financial business in current and expected future revenue composition, which our management considers shows more meaningful information about the business. As such, the breakdown by revenue stream previously labeled as “Enhanced Marketplace” and “Non-marketplace”, is now presented under the titles of “Commerce” and “Fintech”, respectively. Also, as a result, a group of other services, including classifieds fees, ad sales and other ancillary services, which had historically been included in the “Non-marketplace” line, have as of January 1, 2020, been included as a part of the “Commerce” Revenue stream. Prior-period corresponding figures have been changed accordingly for comparative purposes.

The following table summarizes our consolidated net revenues by revenue stream for the six and three-month periods ended June 30, 2020 and 2019:

	Six-month Periods Ended		Three-month Periods Ended
	June 30, (*)		June 30, (*)
Consolidated net revenues by revenue stream	2020	2019	2020	2019
	(in millions)		(in millions)
Commerce (**)	$962.4	$610.8	$581.7	$324.0
Fintech	568.0	408.2	296.7	221.2
Total	$1,530.5	$1,019.0	$878.4	$545.2

(*) The table above may not total due to rounding.

(**) Includes marketplace fees, shipping fees, ad sales, classified fees and other ancillary services.

Revenues from Commerce transactions are mainly generated from:

•marketplace fees that include final value fees and flat fees for transactions below a certain merchandise value;

•shipping fees, net of the third-party carrier costs (when we act as an agent);

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

Through our classifieds offerings in vehicles, real estate and services, we generate revenues from up-front fees. These fees are charged to sellers who opt to give their listings greater exposure throughout our websites.

Our Advertising revenues are generated by selling either display product and/or text link ads throughout our websites to interested advertisers.

Revenues from inventory sales are generated when control of the good is transferred to our customers.

Fintech revenues correspond to our MercadoPago service, which are attributable to:

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the six-month periods ended June 30, 2020 and 2019, no single customer accounted for more than 5.0% of our net revenues.

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

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues, which are classified as a cost of net revenues. These taxes represented 7.4% of net revenues for the six-month period ended June 30, 2020, as compared to 8.5% for the same period in 2019. For the three-month period ended June 30, 2020 these taxes represented 8.5% of net revenues, as compared to 8.4% for the same period in 2019.

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

General and administrative expenses

Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation of outside directors, long term retention program compensation, expenses for legal, audit and other professional services, insurance expenses, office space rental expenses, travel and business expenses, as well as depreciation and amortization costs. Our general and administrative expenses include the costs of the following areas: general management, finance, treasury, internal audit, administration, accounting, tax, legal and human resources.

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

Results of operations for the six and three-month periods ended June 30, 2020 compared to the six and three-month periods ended June 30, 2019

The selected financial data for the six and three-month periods ended June 30, 2020 and 2019 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that Management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the six and three-month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020 or for any other period.

Statement of income data

	Six-month Periods Ended June 30,		Three-months Periods Ended June 30,
(In millions)	2020 (*)	2019 (*)	2020 (*)	2019 (*)
	(Unaudited)		(Unaudited)
Net revenues	$1,530.5	$1,019.0	$878.4	$545.2
Cost of net revenues	(790.5)	(509.6)	(451.2)	(272.8)
Gross profit	740.0	509.4	427.2	272.4

Operating expenses:
Product and technology development	(146.7)	(106.3)	(73.3)	(53.9)
Sales and marketing	(390.6)	(311.4)	(184.1)	(180.7)
General and administrative	(133.0)	(94.1)	(70.4)	(50.3)
Total operating expenses	(670.2)	(511.8)	(327.7)	(284.9)
Income/(loss) from operations	69.7	(2.3)	99.4	(12.5)

Other income (expenses):
Interest income and other financial gains	55.6	58.1	18.8	33.7
Interest expense and other financial losses	(50.6)	(30.2)	(27.0)	(14.7)
Foreign currency (losses)/gains	(2.1)	(2.9)	(1.9)	0.8
Net income before income tax (expense)/gain	72.7	22.7	89.3	7.3

Income tax expense/(gain)	(37.8)	5.4	(33.4)	8.9
Net income	$34.8	$28.1	$55.9	$16.2

(*) The table above may not total due to rounding.

Principal trends in results of operations

Net revenues

Our net revenues maintained its growth trajectory during the first half of 2020, specifically related to the increase in our gross merchandise volume, the decrease in the amount incurred in shipping subsidies netted from revenues and the growth of our Fintech solution services (off-platform transactions through Mercado Pago, credits business, financing payment transactions, etc.). Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Net Revenues” section in the current document for further detail on net revenues trends for the six and three-month periods ended June 30, 2020.

The COVID-19 pandemic has affected many companies and industries in Latin America, our Company included, especially during the end of first quarter of 2020 when government-imposed total or partial lockdowns and curfews throughout Latin America in late March, some of which have been subsequently extended, modified or rescinded.

Despite the fact that the second quarter of 2020 was characterized by the solid performance of our business and our belief that our long-term growth in net revenues will continue in the future, given our leadership in the region and the ongoing opportunities for e-commerce and Fintech solutions in Latin America, we are not able to predict the negative impacts that the COVID-19 pandemic may have on our business in the future.

Lastly, our sources of revenues are denominated in local currencies; therefore, the weak macro-economic environment in certain countries in which we operate coupled with the devaluations of certain local currencies in those countries against the U.S. dollar, could cause a decline in year-over-year net revenues, measured in U.S. dollars.

We continue to monitor the progress of the COVID-19 pandemic and will take additional measures to comply with the rapidly changing regulations of the countries where we operate and the related macroeconomic instability. However, we may see lower net revenues growth until COVID-19 is contained in the countries where we operate.

Gross profit margins

Our gross profit margin is defined as total net revenues minus total cost of net revenues, as a percentage of net revenues.

Our gross profit trends are directly affected by our revenue, as stated above, and our cost of net revenues. In this sense, our main cost of net revenue are composed of bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, fraud prevention fees, sales taxes, shipping operation costs (including warehousing costs), carrier and other operating costs, certain taxes on bank transactions, cost of products sold, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges and depreciation and amortization. This cost structure is directly affected by the level of operations of our services, and our strategic plan on gross profit is built on factors such as an ample liquidity to fund expenses and investments and a cost-effective capital structure with no significant short-term maturities.

However, in the future, our gross profit margin could decline if we are not able to apply appropriate measures regarding our business to prevent potential negative impacts of the COVID-19 pandemic, if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues trend and we continue offering new shipping subsidies.

For the six-month periods ended June 30, 2020 and 2019, our gross profit margins were 48.4% and 50.0%, respectively. The decrease in our gross profit margin resulted primarily from an increase in shipping operating costs, as a percentage of net revenues, partially offset by a decrease in collection fees and sales taxes, as a percentage of revenues.

For the three-month periods ended June 30, 2020 and 2019, our gross profit margins were 48.6% and 50.0%, respectively. The decrease in our gross profit margin resulted primarily from an increase in shipping operating costs, as a percentage of net revenues, partially offset by a decrease in collection fees, as a percentage of revenues.

Operating margins

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

The COVID-19 pandemic and its potential negative impacts on our business could also have negative impacts on our operating margins if we fail to closely monitor operating expenses on demand patterns and non-critical expenses are not adjusted in order to maintain an appropriate balance of such expenses with our actual rate of business development.

For the six-month period ended June 30, 2020, as compared to the same period in 2019, our operating margin increased from a negative margin of 0.2% to a positive margin of 4.6%. This increase is primarily a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior.

For the three-month period ended June 30, 2020, as compared to the same period in 2019, our operating margin increased from a negative margin of 2.3% to a positive margin of 11.3%. This increase is primarily a consequence of marketing expenditures efficiencies we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior.

Other Data

	Six-month Periods Ended June 30,		Three-month Periods Ended June 30,
(in millions)	2020	2019	2020	2019

Unique active users (1)	65.5	47.6	51.5	35.5
Number of confirmed new registered users during period (2)	29.9	24.7	16.9	12.4
Gross merchandise volume (3)	$8,459.0	$6,485.5	$5,044.8	$3,397.7
Number of successful items sold (4)	284.2	171.4	178.5	88.7
Number of successful items shipped (5)	247.7	132.6	157.5	70.2
Total payment volume (6)	$19,308.8	$12,156.5	$11,214.3	$6,517.4
Total volume of payments on marketplace (7)	$7,966.5	$6,016.1	$4,763.2	$3,120.0
Total payment transactions (8)	695.5	325.6	404.8	181.6
Capital expenditures	$101.9	$71.4	$48.4	$38.4
Depreciation and amortization	$44.2	$33.0	$22.7	$17.3

(1)New or existing user who performed at least one of the following actions during the reported period: (1) made one purchase, or reservation, or asked one question or MercadoLibre Marketplace or Classified Marketplace (2) maintained an active listing on MercadoLibre Marketplace or Classified Marketplace (3) maintained an active account in Mercado Shops (4) made a payment, money transfer, collection and/or advance using Mercado Pago (5) maintained an outstanding credit line through Mercado Credito or (6) maintained a balance of more than $5 invested in a Mercado Fondo asset management account. Management uses this metric to evaluate the size of our community of users who interact with the ecosystem and of which we have the opportunity to generate further engagement. With the changes in our business we believe it provides a better indication of our active user base rather than a registration metric that does not reflect any sort of interaction.

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

(7)Measure of the total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago, excluding shipping and financing fees.

(8)Measure of the number of all transactions paid for using Mercado Pago.

Net revenues

	Six-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	June 30,		to 2020 (*)		June 30,		to 2020 (*)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$1,530.5	$1,019.0	$511.4	50.2%	$878.4	$545.2	$333.1	61.1%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Our net revenues grew 50.2% in the six-month period ended June 30, 2020 as compared to the same period in 2019. The increase in net revenues was primarily attributable to an increase of 57.6% in Commerce net revenues resulting from increases in local currency gross merchandise volume in Argentina, Brazil and Mexico of 164%, 38% and 90%, respectively. Our net revenues grew 61.1% in the three-month period ended June 30, 2020 as compared to the same period in 2019. The increase in net revenues was primarily attributable to an increase of 79.5% in Commerce net revenues resulting from increases in local currency gross merchandise volume in Argentina, Brazil and Mexico of 230%, 58% and 122%, respectively.

The increase in our local currency gross merchandise volume was partially offset by the devaluation of the Brazilian Reais, the Mexican Peso and the Argentine Peso.

In addition, the increase in net revenues was attributable to:

a)a decrease of $65.2 million, or 48.5%, in shipping subsidies that are netted from revenues, during the six-month period ended June 30, 2020 as compared to the same period in 2019. For the three-month period ended June 30, 2020, shipping subsidies that are netted from revenues decreased $29.8 million, or 49.3%, as compared to the same period in 2019; and

b)an increase of $37.7 million and $26.5 million for the six and three-month periods ended June 30, 2020, as compared to the same periods in 2019, respectively, mainly related to the flat fee we charge in Brazil, Argentina and Mexico for transactions below a certain merchandise value.

Our Fintech revenues increased 39.2%, from $408.2 million for the six-month period ended June 30, 2019 to $568.0 million for the six-month period ended June 30, 2020. Our Fintech revenues increased 34.1%, from $221.2 million for the three-month period ended June 30, 2019 to $296.7 million for the three-month period ended June 30, 2020

This increase is mainly generated by a 58.8% and 72.1% increase in our total payment volume, mainly associated with off-platform transactions, financing and credits business for the six and three-month periods ended June 30, 2020, respectively, as compared to the same period in 2019.

	Six-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	June 30,		to 2020 (*)		June 30,		to 2020 (*)
Consolidated Net Revenues by revenue stream	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Commerce	$517.5	$360.6	$156.9	43.5%	$302.9	$189.2	$113.7	60.1%
Fintech	345.2	282.6	62.6	22.1%	162.4	151.7	10.7	7.1%
	$862.7	643.2	$219.5	34.1%	$465.3	$340.9	$124.4	36.5%
Argentina
Commerce	$205.5	$108.2	$97.3	89.9%	$138.0	$59.3	$78.8	132.9%
Fintech	166.6	99.5	67.1	67.4%	101.2	54.6	46.5	85.1%
	$372.1	207.7	$164.4	79.2%	$239.2	$113.9	$125.3	110.0%
Mexico
Commerce	$182.8	$102.3	$80.5	78.7%	$105.5	$55.0	$50.5	91.7%
Fintech	37.9	16.7	21.2	127.5%	20.4	9.3	11.1	118.5%
	$220.7	118.9	$101.8	85.6%	$125.9	$64.4	$61.6	95.6%
Other countries
Commerce	$56.6	$39.7	$16.8	42.4%	$35.2	$20.5	$14.7	71.5%
Fintech	18.3	9.4	8.9	95.2%	12.7	5.6	7.2	128.8%
	$74.9	49.1	$25.8	52.5%	$47.9	$26.1	$21.8	83.7%
Consolidated
Commerce	$962.4	$610.8	$351.6	57.6%	$581.7	$324.0	$257.7	79.5%
Fintech	568.0	408.2	159.9	39.2%	296.7	221.2	75.4	34.1%
Total	$1,530.5	$1,019.0	$511.4	50.2%	$878.4	$545.2	$333.1	61.1%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Brazil

Commerce revenues in Brazil increased 43.5% in the six-month period ended June 30, 2020 as compared to the same period in 2019. This increase was primarily a consequence of: i) a 38% increase in local currency gross merchandise volume (partially offset by a 21.9% approximate average devaluation of the local currency); ii) a $66.0 million decrease in shipping subsidies related to our free shipping initiative, which is presented netted from revenues; and iii) an increase of $25.2 million as a result of the implementation of a flat fee for transactions below a certain merchandise value. Fintech revenues grew by 22.1%, a $62.6 million increase, during the six-month period ended June 30, 2020 as compared to the same period in 2019, mainly driven by a 52.3% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem) and financing.

Commerce revenues in Brazil increased 60.1% in the three-month period ended June 30, 2020 as compared to the same period in 2019. This increase was primarily a consequence of: i) a 58% increase in local currency gross merchandise volume (partially offset by a 27.3% approximate average devaluation of the local currency); ii) a $35.2 million decrease in shipping subsidies related to our free shipping initiative, which is presented netted from revenues; and iii) an increase of $19.8 million as a result of the implementation of a flat fee for transactions below a certain merchandise value. Fintech revenues grew by 7.1%, a $10.7 million increase, during the three-month period ended June 30, 2020 as compared to the same period in 2019, mainly driven by a 35.0% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), financing and credits business.

Argentina

Commerce revenues in Argentina increased 89.9% in the six-month period ended June 30, 2020 as compared to the same period in 2019. This increase was primarily a consequence of: i) a 164% increase in local currency gross merchandise volume (partially offset by a 35.7% approximate average devaluation of the local currency); and ii) an increase of $4.4 million as a result of the implementation of a flat fee for transactions below a certain merchandise value. Fintech revenues grew 67.4%, a $67.1 million increase, during the six-month period ended June 30, 2020 as compared to the same period in 2019, mainly driven by a 149.8% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem) and financing, partially offset by the aforementioned devaluation of the local currency.

Commerce revenues in Argentina increased 132.9% in the three-month period ended June 30, 2020 as compared to the same period in 2019. This increase was primarily a consequence of: i) a 230% increase in local currency gross merchandise volume (partially offset by a 35.1% approximate average devaluation of the local currency) and ii) an increase of $2.0 million as a result of the implementation of a flat fee for transactions below a certain merchandise value. This increase was partially offset by a $3.3 million increase in shipping subsidies related to our free shipping initiative, which is presented netted from revenues. Fintech revenues grew 85.1%, a $46.5 million increase, during the three-month period ended June 30, 2020 as compared to the same period in 2019, mainly driven by a 184.9% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem) and financing, partially offset by the aforementioned devaluation of the local currency.

Mexico

Commerce revenues in Mexico increased 78.7% in the six-month period ended June 30, 2020, as compared to the same period in 2019, mainly due to: i) a 90% increase in local currency gross merchandise volume (partially offset by a 11.5% approximate average devaluation of the local currency); and ii) an increase of $7.7 million as a result of the implementation of a flat fee for transactions below a certain merchandise value. Fintech revenues grew 127.5%, a $21.2 million increase, during the six-month period ended June 30, 2020 as compared to the same period in 2019, mainly driven by a 116.1% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), financing and credits business, partially offset by the aforementioned devaluation of the local currency.

Commerce revenues in Mexico increased 91.7% in the three-month period ended June 30, 2020, as compared to the same period in 2019, mainly due to: i) a 122% increase in local currency gross merchandise volume (partially offset by an 18.0% approximate average devaluation of the local currency); and ii) an increase of $4.5 million as a result of the implementation of a flat fee for transactions below a certain merchandise value. Fintech revenues grew 118.5%, a $11.1 million increase, during the three-month period ended June 30, 2020 as compared to the same period in 2019, mainly driven by a 121.8% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), financing and credits business, partially offset by the aforementioned devaluation of the local currency.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2020
Net revenues	$652.1	$878.4	n/a	n/a
Percent change from prior quarter	-3%	35%
2019
Net revenues	$473.8	$545.2	$603.0	$674.3
Percent change from prior quarter	11%	15%	11%	12%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies, for the six and three-month periods ended June 30, 2020 as compared to the same period in 2019:

	Changes from 2019 to 2020 (*)
(% of revenue growth in Local Currency)	Six-month period	Three-month period
Brazil	72.4%	87.4%
Argentina	181.2%	224.0%
Mexico	111.5%	137.9%
Other Countries	80.6%	118.3%
Total Consolidated	98.8%	123.4%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2019 and applying them to the corresponding months in 2020, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.

In Argentina, the increase in local currency growth is due to an increase in our Argentine Commerce transactions volume, an increase in our shipped items volume, increases in our off-platform transactions business through Mercado Pago, an increase in our financing and a high level of inflation.

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

Cost of net revenues

	Six-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	June 30,		to 2020 (*)		June 30,		to 2020 (*)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$790.5	$509.6	$280.9	55.1%	$451.2	$272.8	$178.4	65.4%
As a percentage of net revenues (*)	51.6%	50.0%			51.4%	50.0%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2020 as compared to the same period in 2019, the increase of $280.9 million in cost of net revenues was primarily attributable to: i) a $100.2 million increase in shipping operating costs; ii) a $66.3 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iii) a $42.9 million increase in cost of sales of goods in Brazil, Argentina and Mexico; iv) a $27.5 million increase in sales taxes; v) a $19.1 million increase in hosting expenses and; vi) a $8.3 million increase in other payment costs mainly related to prepaid card costs and funding for our Mercado Pago business.

For the three-month period ended June 30, 2020 as compared to the same period in 2019, the increase of $178.4 million in cost of net revenues was primarily attributable to: i) a $57.1 million increase in shipping operating costs; ii) a $44.7 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iii) a $29.0 million increase in sales taxes; iv) a $28.9 million increase in cost of sales of goods in Brazil, Argentina and Mexico and; v) a $11.8 million increase in hosting expenses.

Product and technology development expenses

	Six-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	June 30,		to 2020 (*)		June 30,		to 2020 (*)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$146.7	$106.3	$40.4	38.0%	$73.3	$53.9	$19.3	35.9%
As a percentage of net revenues (*)	9.6%	10.4%			8.3%	9.9%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2020, the increase in product and technology development expenses as compared to the same period in 2019 amounted to $40.4 million. This increase was primarily attributable to: i) a $28.1 million increase in salaries and wages mainly related to new hiring; and ii) a $5.4 million increase in depreciation and amortization expenses.

For the three-month period ended June 30, 2020, the increase in product and technology development expenses as compared to the same period in 2019 amounted to $19.3 million. This increase was primarily attributable to: i) a $13.9 million increase in salaries and wages mainly related to new hiring; and ii) a $2.1 million increase in depreciation and amortization expenses.

We believe product development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Six-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	June 30,		to 2020 (*)		June 30,		to 2020 (*)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$390.6	$311.4	$79.2	25.4%	$184.1	$180.7	$3.4	1.9%
As a percentage of net revenues (*)	25.5%	30.6%			21.0%	33.1%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2020, the $79.2 million increase in sales and marketing expenses as compared to the same period in 2019 was primarily attributable to: i) a $43.0 million increase in bad debt expenses explained by the recognition of a charge of $27.0 million related to accumulated accounts receivable from an unaffiliated entity in Argentina as discussed above in “Recent Developments” and the adoption of the ASC 326 effective January 1, 2020; ii) a $20.5 million increase in our buyer protection program expenses, mainly in Mexico and Argentina iii) a $ 13.8 million increase in other sales expenses mainly related to strategic marketing initiatives expenses; and iv) a $6.6 million increase in salaries and wages. This increase was partially offset by a $13.4 million decrease in online and offline marketing expenses mainly in Brazil, Mexico and Argentina as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior.

For the three-month period ended June 30, 2020, the $3.4 million increase in sales and marketing expenses as compared to the same period in 2019 was primarily attributable to: i) a $25.5 million increase in bad debt expenses explained by the recognition of a charge of $27.0 million related to accumulated accounts receivable from an unaffiliated entity in Argentina as discussed above in “Recent Developments”; ii) a $14.5 million increase in our buyer protection program expenses, mainly in Mexico and Argentina; iii) a $ 2.3 million increase in chargebacks from credit cards due to the increase in our Mercado Pago transactions volume; iv) a $ 1.6 million increase in other sales expenses mainly related to strategic marketing initiatives expenses; and v) a $1.5 million increase in salaries and wages. This increase was partially offset by a $43.1 million decrease in online and offline marketing expenses mainly in Brazil, Mexico and Argentina as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior.

General and administrative expenses

	Six-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	June 30,		to 2020 (*)		June 30,		to 2020 (*)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$133.0	$94.1	$38.9	41.3%	$70.4	$50.3	$20.1	40.0%
As a percentage of net revenues (*)	8.7%	9.2%			8.0%	9.2%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2020, the $38.9 million increase in general and administrative expenses as compared to the same period in 2019 was primarily attributable to: i) a $25.5 million increase in salaries and wages, mainly related to the LTRPs; and ii) a $5.6 million increase in legal, tax and other fees.

For the three-month period ended June 30, 2020, the $20.1 million increase in general and administrative expenses as compared to the same period in 2019 was primarily attributable to: i) a $13.9 million increase in salaries and wages, mainly related to the LTRPs; and ii) a $1.6 million increase in legal, tax and other fees.

Other income (expense), net

	Six-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	June 30,		to 2020 (*)		June 30,		to 2020 (*)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$2.9	$25.0	$(22.1)	-88.3%	$(10.1)	$19.8	$(29.9)	-151.0%
As a percentage of net revenues (*)	0.2%	2.5%			-1.1%	3.6%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2020, the $22.1 million decrease in other income (expense), net as compared to the same period in 2019 was primarily attributable to: i) a $20.3 million increase in financial expenses mainly attributable to financial loans entered into during the second quarter of 2020, mainly in Brazil and Argentina and interest expenses from our trusts related to our factoring business in Argentina; and ii) a $2.6 million decrease in interest income from our financial investments as a result of lower interest rates in our investment as a consequence of the pandemic. This decrease was partially offset by a $0.8 million decrease in our foreign exchange loss.

For the three-month period ended June 30, 2020, the $29.9 million decrease in other income (expense), net as compared to the same period in 2019 was primarily attributable to: i) a $14.9 million decrease in interest income from our financial investments as a result of lower interest rates in our investment as a consequence of the pandemic; ii) a $12.3 million increase in financial expenses mainly attributable to financial loans entered into during the second quarter of 2020, mainly in Brazil and Argentina and interest expenses from our trusts related to our factoring business in Argentina; and iii) a $2.7 million increase in our foreign exchange loss.

Income tax

	Six-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	June 30,		to 2020 (*)		June 30,		to 2020 (*)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax (expense)/gain	$(37.8)	$5.4	$(43.2)	-797.1%	$(33.4)	$8.9	$(42.3)	-474.5%
As a percentage of net revenues (*)	-2.5%	0.5%			-3.8%	1.6%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

During the six and three-month periods ended June 30, 2020 as compared to the same periods in 2019, income tax expense increased by $43.2 million and $42.3 million, respectively, mainly as a result of: i) higher income tax expense in Brazil, as a consequence of higher pre-tax gain in our Brazilian segment during 2020; ii) valuation allowances on certain deferred tax assets in Mexico accounted for in the first half of 2020 and iii) higher income tax expense in Argentina as a consequence of the temporary suspension of the knowledge-based economy promotional regime in 2020, which had a direct impact on the income tax rate for our Argentine business.

Our effective tax rate is defined as income tax (expense)/gain as a percentage of income before income tax (expense)/gain.

The following table summarizes our effective tax rates for the six and three-month periods ended June 30, 2020 and 2019:

	Six-month Periods Ended		Three-month Periods Ended
	June 30, (*)		June 30, (*)
	2020	2019	2020	2019

Effective tax rate	52.1%	-23.9%	37.4%	-122.1%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Our effective tax rate for the six and three-month periods ended June 30, 2020 increased to a positive effective tax rate as compared to the same period in 2019, largely as a result of an increase in our Argentine income tax rate mainly as a consequence of the temporary suspension of the knowledge-based economy promotional regime in 2020 by Argentine government until new rules for the application of the regime are issued and the valuation allowances on certain deferred tax assets in Mexico and Colombia accounted for in the six and three-month ended periods ended June 30, 2020.

The following table summarizes our effective tax rates for the six and three-month periods ended June 30, 2020 and 2019:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
	2020	2019	2020	2019
Effective tax rate by country
Argentina	33.2%	7.4%	30.3%	0.5%
Brazil	29.5%	27.2%	30.8%	21.3%
Mexico	-1.1%	33.2%	-9.2%	32.5%

The increase in the effective income tax rate in our Argentine subsidiaries during the six and three-month periods ended June 30, 2020 as compared to the same period in 2019 was mainly a consequence of the temporary suspension of the knowledge-based economy promotional regime since 2020 by the Argentine government until new rules for the application of the regime are issued, which had a direct impact on the income tax rate for our Argentine business. For information regarding the benefits granted to the Company under the software development law, please see Note 2 to our interim unaudited condensed consolidated financial statements.

The increase in our Brazilian effective income tax rate for the six and three-month periods ended June 30, 2020 as compared to the same period in 2019, was mainly related to higher non-taxable expenses.

The decrease in our Mexican effective income tax rate for the six and three-month periods ended June 30, 2020 as compared to the same period in 2019, was mainly related to valuation allowances on certain deferred tax assets in Mexico accounted for in the period ended June 30, 2020.

Segment information

(In millions, except for percentages)	Six-month Period Ended June 30, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$862.7	$372.1	$220.7	$74.9	$1,530.5
Direct costs	(647.4)	(272.4)	(225.3)	(62.5)	(1,207.7)
Direct contribution	$215.4	$99.6	$(4.6)	$12.4	$322.8
Margin	25.0%	26.8%	-2.1%	16.5%	21.1%

	Six-month Period Ended June 30, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$643.2	$207.7	$118.9	$49.1	$1,019.0
Direct costs	(501.3)	(151.4)	(150.8)	(44.9)	(848.4)
Direct contribution	$142.0	$56.3	$(31.9)	$4.2	$170.7
Margin	22.1%	27.1%	-26.8%	8.6%	16.7%

	Change from the Six-month Period Ended June 30, 2019 to June 30, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$219.5	$164.4	$101.8	$25.8	$511.4
in %	34.1%	79.2%	85.6%	52.5%	50.2%
Direct costs
in Dollars	$(146.1)	$(121.0)	$(74.5)	$(17.7)	$(359.3)
in %	29.2%	79.9%	49.4%	39.3%	42.4%
Direct contribution
in Dollars	$73.4	$43.4	$27.2	$8.1	$152.1
in %	51.7%	77.0%	85.5%	191.5%	89.1%

(In millions, except for percentages)	Three-month Period Ended June 30, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$465.3	$239.2	$125.9	$47.9	$878.4
Direct costs	(324.8)	(171.4)	(110.6)	(34.9)	(641.7)
Direct contribution	$140.5	$67.8	$15.4	$13.0	$236.7
Margin	30.2%	28.3%	12.2%	27.1%	26.9%

	Three-month Period Ended June 30, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$340.9	$113.9	$64.4	$26.1	$545.2
Direct costs	(275.9)	(83.9)	(85.2)	(24.4)	(469.5)
Direct contribution	$64.9	$30.0	$(20.8)	$1.6	$75.8
Margin	19.1%	26.3%	-32.4%	6.3%	13.9%

	Change from the Three-month Period Ended June 30, 2019 to June 30, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$124.4	$125.3	$61.6	$21.8	$333.1
in %	36.5%	110.0%	95.6%	83.7%	61.1%
Direct costs
in Dollars	$(48.8)	$(87.5)	$(25.3)	$(10.5)	$(172.2)
in %	17.7%	104.3%	29.7%	43.0%	36.7%
Direct contribution
in Dollars	$75.6	$37.8	$36.2	$11.3	$161.0
in %	116.4%	126.0%	173.9%	688.0%	212.4%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the six and three-month period ended June 30, 2020 as compared to the same period in 2019 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues.”

Direct costs

Brazil

For the six-month period ended June 30, 2020, as compared to the same period in 2019, direct costs increased by 29.2%, mainly driven by: i) a 41.8% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, increase in cost of sale of goods as a consequence of an increase in sales of products and sales taxes; ii) a 4.6% increase in sales and marketing expenses, mainly due to an increase in bad debt expenses partially explained by the adoption of the ASC 326 effective January 1, 2020, other sales expenses mainly related to strategic marketing initiatives expenses partially offset by a decrease in online and offline marketing expenses as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior; iii) a 35.2% increase in product and technology development expenses, mainly due to an increase in salaries and wages and depreciation and amortization expenses; and iv) a 48.9% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages mainly related to the LTRPs and legal, tax and other fees.

For the three-month period ended June 30, 2020, as compared to the same period in 2019, direct costs increased by 17.7%, mainly driven by: i) a 47.3% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, increase in cost of sale of goods as a consequence of an increase in sales of products and sales taxes; ii) a 18.6% increase in product and technology development expenses, mainly due to an increase in salaries and wages and depreciation and amortization expenses; and iii) a 14.5% increase in general and administrative expenses, mainly attributable to an increase in salaries, mainly related to the LTRPs and wages and legal, tax and other fees. This increase was partially offset by a 28.1% decrease in sales and marketing expenses, mainly due to a decrease in online and offline marketing expenses as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior.

Argentina

For the six-month period ended June 30, 2020, as compared to the same period in 2019, direct costs increased by 79.9%, mainly driven by: i) a 90.5% increase in sales and marketing expenses, mainly due to an increase in bad debt expenses explained by the recognition of a charge of $27.0 million related to accumulated accounts receivable from an unaffiliated entity in Argentina as discussed above in “Recent Developments” and the adoption of the ASC 326 effective January 1, 2020, and buyer protection program expenses partially offset by a decrease in online and offline marketing expenses as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior; ii) a 78.5% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, sales taxes, finance costs mainly related to funding our Mercado Pago business, an increase in cost of sale of goods as a consequence of an increase in sales of products, and an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business and sales taxes; iii) a 39.1% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses; and iv) a 41.4% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, mainly related to the LTRPs.

For the three-month period ended June 30, 2020, as compared to the same period in 2019, direct costs increased by 104.3%, mainly driven by: i) a 117.4% increase in sales and marketing expenses, mainly due to an increase in bad debt expenses explained by the recognition of a charge of $27.0 million related to accumulated accounts receivable from an unaffiliated entity in Argentina as discussed above in “Recent Developments” and the adoption of the ASC 326 effective January 1, 2020, and buyer protection program expenses partially offset by a decrease in online and offline marketing expenses as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior; ii) a 103.2% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, an increase in cost of sale of goods as a consequence of an increase in sales of products, and an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business and sales taxes; iii) a 63.1% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses; and iv) a 25.6% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages, mainly related to the LTRPs.

Mexico

For the six-month period ended June 30, 2020, as compared to the same period in 2019, direct costs increased by 49.4%, mainly driven by: i) a 31.2% increase in sales and marketing expenses, mainly due to buyer protection program expenses, bad debt expenses partially explained by the adoption of the ASC 326 effective January 1, 2020, chargebacks from credit cards due to the increase in our Mercado Pago transaction volume and salaries and wages partially offset by a decrease in online and offline marketing expenses as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior; ii) a 63.8% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, an increase in collection fees due to higher Mercado Pago penetration, customer support costs and an increase in cost of sale of goods as a consequence of an increase in sales of products; iii) a 10.7% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses; and iv) a 51.6% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages.

For the three-month period ended June 30, 2020, as compared to the same period in 2019, direct costs increased by 29.7%, mainly driven by: i) a 63.5% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, an increase in collection fees due to higher Mercado Pago penetration, customer support costs and an increase in cost of sale of goods as a consequence of an increase in sales of products; and ii) a 77.6% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages. This increase was partially offset by: a i) a 9.4% decrease in sales and marketing expenses, mainly due to a decrease in online and offline marketing expenses as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior; and ii) a 45.4% decrease in product and development expenses.

Liquidity and Capital Resources

Our main cash requirement has been working capital to fund Mercado Pago financing operations. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to fund our credit business, to build out our logistics capacity and the interest payments on our loans payable and other financial liabilities. We have entered into a purchase commitment in relation to the purchase of cloud services for a total amount of $240.5 million to be paid in the following 4 years. Please refer to Note 9 of our unaudited interim condensed consolidated financial statements for further detail on purchase commitments.

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

Given the uncertain progress of the COVID-19 pandemic and the related macroeconomic instability in the countries where we operate, it is not possible to have certainty around business development and cash generation for the remainder of the year 2020. In terms of liquidity and cash management, our relevant sources of funding remain available and new credit facilities have been obtained at the geographic segment level. During the first half of 2020, we obtained credit facilities in Brazil for $357.7 million. Please refer to Note 11 of our unaudited interim condensed consolidated financial statements for further information on our loans and Note 16 for further detail on COVID-19 impacts.

As of June 30, 2020, our main source of liquidity was $2,763.8 million of cash and cash equivalents and short-term investments, which excludes a $530.7 million investment related to the Central Bank of Brazil Mandatory Guarantee, and consists of cash generated from operations, proceeds from loans, from the issuance of the 2028 Notes and proceeds from the issuance of common and preferred stock.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable, loans receivable, accounts payable and accrued expenses, funds receivable from and payable to Mercado Pago users, and short-term debt.

As of June 30, 2020, cash and investments of our non-U.S. subsidiaries amounted to $1,950.8 million, 51.4% of our consolidated cash, restricted cash and cash equivalents and investments, and our non-U.S. dollar-denominated cash and investments amounted to approximately 51.5% of our consolidated cash and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil.

The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2020 and 2019:

	Six-month Periods Ended
	June 30, (*)
(In millions)	2020	2019
Net cash (used in) provided by:
Operating activities	$564.7	$165.9
Investing activities	(548.0)	(1,414.9)
Financing activities	319.5	1,916.2
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(124.2)	(3.5)
Net increase in cash and cash equivalents, restricted cash and cash equivalents	$211.9	$663.6

(*) The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Six-month Periods Ended		Change from 2019
	June 30, (*)		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$564.7	$165.9	$398.8	240.3%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The $398.8 million increase in net cash provided by operating activities during the six-month period ended June 30, 2020, as compared to the same period in 2019, was primarily driven by a $487.9 million increase in funds payable to customer and a $128.3 million increase in payables and accrued expenses, partially offset by an increase of $281.7 million in credit cards receivable and other means of payment.

Net cash used in investing activities

	Six-month Periods Ended		Change from 2019
	June 30, (*)		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(548.0)	$(1,414.9)	$866.9	-61.3%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the six-month period ended June 30, 2020 resulted mainly from purchases of investments of $2,326.0 million, which was partially offset by proceeds from the sale and maturity of investments of $1,910.3 million, as part of our financial strategy. We also used: a) $94.8 million in the purchase of property and equipment (mainly in information technology assets in Argentina, Brazil and Mexico), b) $39.1 million in principal of loans receivable granted to merchants and consumers under our Mercado Credito solution and $6.9 million in payments related to the acquisition of Kiserty S.A. The cash used in investing activities in the six-month period ended June 30, 2020 was partially offset by receipts from settlements of derivative instruments for $8.6 million.

Net cash provided by financing activities

	Six-month Periods Ended		Change from 2019
	June 30, (*)		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Financing activities	$319.5	$1,916.2	$(1,596.7)	-83.3%

 (*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2020, the $1,596.7 million decrease in net cash provided by financing activities was mainly derived from $1,867.2 million in proceeds from the issuance of Common Stock and the $98.7 million in proceeds from the issuance of Preferred Stock in the first quarter of 2019.

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

Credit Lines in Brazil

Due to the COVID-19 pandemic situation, we have obtained new credit facilities at the geographic segment level. During the first half of 2020, we have obtained credit facilities in Brazil for $357.7 million. Please refer to Note 11 of our unaudited interim condensed consolidated financial statements for further information on our loans and Note 16 for further detail on COVID-19 impacts.

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

Capital expenditures

Our capital expenditures (composed of our payments for property and equipment (as fulfillment centers), intangible assets and acquired businesses) for the six-month periods ended June 30, 2020 and 2019 amounted to $101.9 million and $71.4 million, respectively.

During the six-month period ended June 30, 2020 we invested $62.6 million in information technology in Brazil, Argentina and Mexico, and $24.4 million in our Argentine, Brazilian and Mexican offices.

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

We believe that our existing cash and cash equivalents, including the sale of credit cards receivable, short-term investments and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.

Off-balance sheet arrangements

As of June 30, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The following table sets forth the FX neutral measures related to our reported results of the operations for the six and three-month periods ended June 30, 2020:

	Six-month Periods Ended June 30, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2020	2019	Percentage Change	2020	2019	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 1,530.5	$ 1,019.0	50.2%	$ 2,026.0	$ 1,019.0	98.8%
Cost of net revenues	(790.5)	(509.6)	55.1%	(1,027.0)	(509.6)	101.5%
Gross profit	740.0	509.4	45.3%	999.0	509.4	96.1%

Operating expenses	(670.2)	(511.8)	31.0%	(879.4)	(511.8)	71.8%
Income (loss) from operations	69.7	(2.3)	3070.4%	119.6	(2.3)	5192.4%

	Three-month Periods Ended June 30, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2020	2019	Percentage Change	2020	2019	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 878.4	$ 545.2	61.1%	$ 1,218.3	$ 545.2	123.4%
Cost of net revenues	(451.2)	(272.8)	65.4%	(613.4)	(272.8)	124.9%
Gross profit	427.2	272.4	56.8%	604.9	272.4	122.0%

Operating expenses	(327.7)	(284.9)	15.0%	(446.5)	(284.9)	56.7%
Income (loss) from operations	99.4	(12.5)	896.4%	158.4	(12.5)	1368.5%

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

As of June 30, 2020, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of June 30, 2020, the total cash, cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $932.1 million, short-term investments denominated in foreign currencies totaled $917.8 million and accounts receivable, credit cards receivable and other means of payment and loans receivable in foreign currencies totaled $832.7 million. As of June 30, 2020, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, as forwards, in order to mitigate our exposure to foreign exchange risk. As of June 30, 2020, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $1,938.3 million and our U.S. dollar-denominated long-term investments totaled $5.8 million.

For the six-month period ended June 30, 2020, we had a consolidated loss on foreign currency of $2.1 million mainly related to the loss on foreign exchange in our Brazilian subsidiaries. For the three-month period ended June 30, 2020, we had a consolidated loss on foreign currency of $1.9 million mainly related to the loss on foreign exchange in our Argentine subsidiaries. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information).

The following table sets forth the percentage of consolidated net revenues by segment for the six and three-month periods ended June 30, 2020 and 2019:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
(% of total consolidated net revenues) (*)	2020	2019	2020	2019
Brazil	56.4%	63.1%	53.0%	62.5%
Argentina	24.3	20.4	27.2	20.9
Mexico	14.4	11.7	14.3	11.8
Other Countries	4.9	4.8	5.5	4.8

(*) Percentages have been calculated using whole-dollar amounts.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, cost of net revenues, operating expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed at the moment of translating our financial statements to U.S. dollar as of June 30, 2020:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 1,700.5	$ 1,530.5	$ 1,391.4
Cost of net revenues and operating expenses	(1,618.0)	(1,460.7)	(1,332.0)
Income from operations	82.4	69.7	59.4

Other income/(expenses) and income tax related to P&L items	(36.5)	(32.8)	(29.8)

Foreign Currency impact related to the remeasurement of our Net Asset position	(2.3)	(2.1)	(1.9)
Net Income	43.6	34.8	27.6

Total Shareholders' Equity	$ 1,805.9	$ 1,808.2	$ 1,672.7

(1)Appreciation of the subsidiaries’ local currency against U.S. Dollar

(2)Depreciation of the subsidiaries’ local currency against U.S. Dollar

(*) The table above may not total due to rounding.

The table above shows an increase in our net income when the U.S. dollar weakens against foreign currencies because of the positive impact of the increase in income from operations. On the other hand, the table above shows a decrease in our net income when the U.S. dollar strengthens against foreign currencies because of the negative impact of the decrease in income from operations.

Argentine Segment

In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018.

As of June 30, 2020, the Argentine Peso exchange rate against the U.S. dollar was 70.46.

Considering a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar on June 30, 2020, the reported net asset position in our Argentine subsidiaries would have recorded a foreign exchange loss amounting to approximately $1.3 million in our Argentine subsidiaries.

Brazilian Segment

Considering a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar on June 30, 2020, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $54.9 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange loss amounting to approximately $12.5 million in our Brazilian subsidiaries.

Mexican Segment

Considering a hypothetical devaluation of 10% of the Mexican peso against the U.S. dollar on June 30, 2020, the reported net assets in our Mexican subsidiaries would have decreased by approximately $15.9 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign exchange loss amounting to approximately $3.2 million in our Mexican subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables. As of June 30, 2020, Mercado Pago’s receivables totaled $646.7 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of June 30, 2020, loans granted under our Mercado Credito solution totaled $144.2 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds, investment grade corporate debt securities and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of June 30, 2020, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 0.5%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair market value of our available for sale securities as of June 30, 2020 could decrease (increase) by approximately $5.2 million.

As of June 30, 2020, our short-term investments amounted to $2,124.9 million and our long-term investments amounted to $5.8 million. Our short-term investments, except for the $530.7 million investment related to the Central Bank of Brazil Mandatory Guarantee, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors, upon the recommendation of the compensation committee, approved the 2015, 2016, 2017, and 2018 Long Term Retention Program (the “2015, 2016, 2017 and 2018 LTRPs”), respectively.

In order to receive an award under the 2015, 2016, 2017 and/or 2018 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2015, 2016, 2017, and/or 2018 LTRP award, payable as follows:

•the eligible employee will receive a fixed payment, equal to 8.333% of his or her 2015, 2016, 2017, and/or 2018 LTRP bonus once a year for a period of six years starting in or about the first quarter of 2016, 2017, 2018 and/or 2019 respectively (the “2015, 2016, 2017, or 2018 Annual Fixed Payment”, respectively); and

•on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2015, 2016, 2017, or 2018 Variable Payment”, respectively) equal to the product of (i) 8.333% of the applicable 2015, 2016, 2017, and/or 2018 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2014 (with respect to the 2015 LTRP), 2015 (with respect to the 2016 LTRP), 2016 (with respect to the 2017 LTRP) and 2017 (with respect to the 2018 LTRP) Stock Price, defined as $127.29, $111.02, $164.17 and $270.84 for the 2015, 2016, 2017 and 2018 LTRP, respectively, which was the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2014, 2015, 2016 and 2017, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

Our board of directors, upon the recommendation of the compensation committee, approved the 2019 and 2020 Long Term Retention Program (the “2019 and 2020 LTRPs”), respectively, under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years (with the first payment occurring in or about the first quarter of 2020 and 2021, respectively). In order to receive the full target award under the 2019 and/or 2020 LTRP, each eligible employee must remain employed as of each applicable payment date. The 2019 and 2020 LTRP awards are payable as follows:

•the eligible employee will receive 16.66% of half of his or her target 2019 and/or 2020 LTRP bonus once a year for a period of six years, with the first payment occurring in or about the first quarter of 2020 and 2021 (the “2019 or 2020 Annual Fixed Payment”, respectively); and

•on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2019 or 2020 Variable Payment”) equal to the product of (i) 16.66 % of half of the target 2019 or 2020 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2018 and 2019 defined as $322.91 and $553.45 for the 2019 and 2020 LTRP, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

At June 30, 2020, the total contractual obligation fair value of our 2015, 2016, 2017, 2018, 2019 and 2020 LTRP Variable Payment obligation amounted to $240.9 million. As of June 30, 2020, the accrued liability related to the 2015, 2016, 2017, 2018, 2019 and 2020 Variable Payment of the LTRP included in Salaries and Social security payable in our condensed consolidated balance sheet amounted to $68.3 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the 2015, 2016, 2017, 2018, 2019 and 2020 LTRP Variable Payment if our common stock price per share were to increase or decrease by up to 40%:

		As of June 30, 2020
		MercadoLibre, Inc	2015, 2016, 2017, 2018, 2019 and 2020
		Equity Price	LTRP Variable contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		1,380.58	337,241
30%		1,281.97	313,153
20%		1,183.35	289,064
10%		1,084.74	264,975
Static	(*)	986.13	240,887
-10%		887.51	216,798
-20%		788.90	192,709
-30%		690.29	168,621
-40%		591.68	144,532

(*) Present value of average closing stock price for the last 60 trading days of the year preceding the applicable payment date.

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

Evaluation of disclosure controls and procedures

As mentioned in “Management’s Discussion Analysis of Financial Condition and Results of Operations-Recent Developments” in Item 2, we recognized a charge of $27.0 million in the three-month period ended June 30, 2020 resulting from an accumulation of accounts receivable from an unaffiliated entity in Argentina. This entity acts as a collection agent for certain amounts credited to the accounts of our Mercado Pago customers. After conducting a review of these receivables we concluded that there were deficiencies in the timely operation of certain internal controls that constitute a material weakness. We also concluded that there were no material errors in the financial results or balances identified as a result of the material weakness, and therefore, no need for the restatement of prior period financial statements.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective because of the material weakness described above.

Our management has also concluded that, due to the material weakness discussed above, our internal control over financial reporting was not effective as of December 31, 2019.

Due to this material weakness, the following should no longer be relied upon:  (a) Management’s Report on Internal Control Over Financial Reporting in Item 9A of the Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”), (b) the statements concerning effectiveness of the Company’s internal control over financial reporting at December 31, 2019 contained in the report of Deloitte & Co. S.A. in the 2019 Form 10-K and (c) the statements under “Evaluation of Disclosure Controls and Procedures” in Item 9A of the 2019 Form 10-K and Item 4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.  The Company expects to file an amendment to its 2019 Form 10-K to include disclosures concerning this material weakness. In addition, the Company anticipates that the report of Deloitte & Co. S.A. in the 2019 Form 10-K will be revised to reflect the identification of this material weakness.

Notwithstanding the identified material weakness for the annual period, management, including our CEO (principal executive officer) and CFO (principal financial officer), believes that the consolidated financial statements included in the Annual Report for the period ended December 31, 2019 on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six-month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Most of our employees are working remotely due to the COVID-19 pandemic, and we continue to monitor and assess the impact of the COVID-19 pandemic on our internal controls.

To remediate the material weakness described above, we have undertaken to understand the root cause of the control deficiencies, and have begun implementing improvements in our internal controls for this type of accounts receivable. We deem the root cause to lie in lack of competence of the control owners in charge of these specific controls. Remediation steps being undertaken during the third quarter of 2020 include, but are not limited to, the following: i) changes to the control owners of these specific controls, ii) institution of  an additional layer of reconciliation reviews and controls to be executed by a different team to guarantee mitigating controls on accounts receivables from means of payments, iii) an increase in the frequency of the control, iv) implementation of new systems to aid in these controls, and v) hiring of competent outsourced personnel and expertise to assist in the execution of these controls.

We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2020. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that the controls are operating effectively.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 9 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

As of June 30, 2020, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2020, formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on May 11, 2007.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 29, 2019.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 24, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: August 10, 2020.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer