Form 10-Q
period 2020-09-30
MERCADOLIBRE INC
filed 2020-11-05
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

49,776,613 shares of the issuer’s common stock, $0.001 par value, outstanding as of November 3, 2020.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of September 30, 2020 and December 31, 2019

(In thousands of U.S. dollars, except par value)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$ 1,139,703	$ 1,384,740
Restricted cash and cash equivalents	484,426	66,684
Short-term investments (663,646 and 522,798 held in guarantee - see Note 4)	2,187,479	1,597,241
Accounts receivable, net	40,891	35,446
Credit cards receivable and other means of payments, net	660,402	379,969
Loans receivable, net	239,135	182,105
Prepaid expenses	28,387	45,309
Inventory	46,644	8,626
Other assets	96,824	88,736
Total current assets	4,923,891	3,788,856
Non-current assets:
Long-term investments	6,890	263,983
Loans receivable, net	15,073	6,439
Property and equipment, net	302,489	244,257
Operating lease right-of-use assets	225,345	200,449
Goodwill	79,064	87,609
Intangible assets, net	14,230	14,275
Deferred tax assets	125,012	117,582
Other assets	45,725	58,241
Total non-current assets	813,828	992,835
Total assets	$ 5,737,719	$ 4,781,691
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 509,095	$ 372,309
Funds payable to customers	1,421,825	894,057
Salaries and social security payable	157,127	101,841
Taxes payable	212,729	60,247
Loans payable and other financial liabilities	618,164	186,138
Operating lease liabilities	39,620	23,259
Other liabilities	48,700	114,469
Total current liabilities	3,007,260	1,752,320
Non-current liabilities:
Salaries and social security payable	29,200	26,803
Loans payable and other financial liabilities	618,337	631,353
Operating lease liabilities	189,098	176,673
Deferred tax liabilities	72,061	99,952
Other liabilities	26,237	12,627
Total non-current liabilities	934,933	947,408
Total liabilities	$ 3,942,193	$ 2,699,728

Commitments and Contingencies (Note 9)

Redeemable convertible preferred stock, $0.001 par value, 40,000,000 shares authorized,
50,000 and 100,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	$ 49,427	$ 98,843

Equity

Common stock, $0.001 par value, 110,000,000 shares authorized,
49,776,613 and 49,709,955 shares issued and outstanding at September 30,
2020 and December 31, 2019	$ 50	$ 50
Additional paid-in capital	1,930,984	2,067,869
Treasury stock	(40,391)	(720)
Retained earnings	364,967	322,592
Accumulated other comprehensive loss	(509,511)	(406,671)
Total Equity	1,746,099	1,983,120
Total Liabilities, Redeemable convertible preferred stock and Equity	$ 5,737,719	$ 4,781,691

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the nine and three-month periods ended September 30, 2020 and 2019

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$ 2,646,161	$ 1,622,043	$ 1,115,701	$ 603,031
Cost of net revenues	(1,425,985)	(828,267)	(635,511)	(318,689)
Gross profit	1,220,176	793,776	480,190	284,342
Operating expenses:
Product and technology development	(235,485)	(165,787)	(88,796)	(59,495)
Sales and marketing	(620,204)	(564,271)	(229,621)	(252,903)
General and administrative	(211,669)	(147,992)	(78,699)	(53,869)
Total operating expenses	(1,067,358)	(878,050)	(397,116)	(366,267)
Income (loss) from operations	152,818	(84,274)	83,074	(81,925)

Other income (expenses):
Interest income and other financial gains	80,119	86,590	24,553	28,462
Interest expense and other financial losses	(75,083)	(44,689)	(24,522)	(14,451)
Foreign currency (losses) gains	(32,524)	(1,899)	(30,435)	987
Net income (loss) before income tax expense	125,330	(44,272)	52,670	(66,927)

Income tax expense	(75,457)	(73,729)	(37,635)	(79,155)
Net income (loss)	$ 49,873	$ (118,001)	$ 15,035	$ (146,082)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Basic EPS
Basic net income (loss)
Available to shareholders per common share	$ 0.94	$ (2.60)	$ 0.28	$ (2.96)
Weighted average of outstanding common shares	49,713,621	48,350,165	49,720,854	49,710,723
Diluted EPS
Diluted net income (loss)
Available to shareholders per common share	$ 0.94	$ (2.60)	$ 0.28	$ (2.96)
Weighted average of outstanding common shares	49,713,621	48,350,165	49,720,854	49,710,723

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the nine and three-month periods ended September 30, 2020 and 2019

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$ 49,873	$ (118,001)	$ 15,035	$ (146,082)
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(102,763)	(22,195)	(2,113)	(25,548)
Unrealized gains on hedging activities	5,550	—	572	—
Unrealized net gains (loss) on available for sale investments	—	2,062	(1,061)	(442)
Less: Reclassification adjustment for gains from accumulated other comprehensive (loss) income	5,627	2,729	1,548	—
Net change in accumulated other comprehensive (loss) income, net of income tax	(102,840)	(22,862)	(4,150)	(25,990)
Total Comprehensive (loss) income	$ (52,967)	$ (140,863)	$ 10,885	$ (172,072)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Equity

For the nine and three-month periods ended September 30, 2020 and 2019

(In thousands of U.S. dollars)

(Unaudited)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2019	49,710	$50	$2,067,869	$(720)	$322,592	$(406,671)	$1,983,120
Changes in accounting standards	—	—	—	—	(4,570)	—	(4,570)
Balance as of December 31, 2019 Restated	49,710	$50	$2,067,869	$(720)	$318,022	$(406,671)	$1,978,550
Stock-based compensation — restricted shares issued	—	—	179	—	—	—	179
Net loss	—	—	—	—	(21,109)	—	(21,109)
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(1,000)	—	(1,000)
Other comprehensive loss	—	—	—	—	—	(90,053)	(90,053)
Balance as of March 31, 2020	49,710	$50	$2,068,048	$(720)	$295,913	$(496,724)	$1,866,567

Stock-based compensation — restricted shares issued	1	—	187	—	—	—	187
Common Stock repurchased	(1)	—	—	(720)	—	—	(720)
Capped Call	—	—	(104,095)	—	—	—	(104,095)
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(1,000)	—	(1,000)
Net income	—	—	—	—	55,947	—	55,947
Other comprehensive loss	—	—	—	—	—	(8,637)	(8,637)
Balance as of June 30, 2020	49,710	$50	$1,964,140	$(1,440)	$350,860	$(505,361)	$1,808,249

Capped Call	—	—	(82,682)	—	—	—	(82,682)
Common Stock repurchased	(37)	—	—	(38,951)	—	—	(38,951)
Stock-based compensation — restricted shares issued	—	—	182	—	—	—	182
Common Stock issued — converted Preferred Shares	104	—	49,344	—	—	—	49,344
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(928)	—	(928)
Net Income	—	—	—	—	15,035	—	15,035
Other comprehensive loss	—	—	—	—	—	(4,150)	(4,150)
Balance as of September 30, 2020	49,777	$50	$1,930,984	$(40,391)	$364,967	$(509,511)	$1,746,099

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2018	45,203	$45	224,800	$—	$503,432	$(391,577)	$336,700

Common Stock issued	4,116	4	1,866,496	—	—	—	1,866,500
Exercise of convertible notes	—	—	2	—	—	—	2
Unwind Capped Call	—	—	3	—	—	—	3
Net income	—	—	—	—	11,864	—	11,864
Amortization of Preferred Stock discount	—	—	5,841	—	(5,841)	—	—
Other comprehensive loss	—	—	—	—	—	(1,011)	(1,011)
Balance as of March 31, 2019	49,319	$49	$2,097,142	$—	$509,455	$(392,588)	$2,214,058

Transaction Costs	—	—	715	—	—	—	715
Exercise of convertible notes	—	—	2	—	—	—	2
Capped Call	—	—	(88,362)	—	—	—	(88,362)
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(1,000)	—	(1,000)
Net income	—	—	—	—	16,217	—	16,217
Other comprehensive income	—	—	—	—	—	4,139	4,139
Balance as of June 30, 2019	49,319	$49	$2,009,497	$—	$524,672	$(388,449)	$2,145,769

Exercise of Convertible Notes	523	1	65,952	—	—	—	65,953
Exercise of capped call option - shares retirement	(132)	—	30	—	—	—	30
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(1,000)	—	(1,000)
Stock-based compensation - restricted shares issued	1	—	214	—	—	—	214
Common Stock repurchased	(1)	—	—	(720)	—	—	(720)
Net loss	—	—	—	—	(146,082)	—	(146,082)
Other comprehensive loss	—	—	—	—	—	(25,990)	(25,990)
Balance as of September 30, 2019	49,710	$50	$2,075,693	$(720)	$377,590	$(414,439)	$2,038,174

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flows

For the nine-month periods ended September 30, 2020 and 2019

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operations:
Net income (loss)	$ 49,873	$ (118,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized devaluation loss, net	59,471	45,857
Depreciation and amortization	72,436	52,518
Accrued interest	(37,550)	(39,550)
Non cash interest, convertible notes amortization of debt discount and amortization of debt issuance costs and other charges	94,492	73,077
Financial results on derivative instruments	(26,535)	(3,308)
Stock-based compensation expense — restricted shares	548	214
LTRP accrued compensation	75,142	48,313
Sale of fixed assets and intangible assets	3,814	—
Deferred income taxes	(58,485)	29,640
Changes in assets and liabilities:
Accounts receivable	51,250	1,464
Credit cards receivables and other means of payments	(351,397)	65,968
Prepaid expenses	15,627	9,338
Inventory	(40,322)	(5,939)
Other assets	(18,240)	(24,259)
Payables and accrued expenses	357,804	88,918
Funds payable to customers	711,987	95,079
Other liabilities	(69,829)	18,113
Interest received from investments	35,909	35,375
Net cash provided by operating activities	925,995	372,817
Cash flows from investing activities:
Purchase of investments	(3,600,715)	(3,262,637)
Proceeds from sale and maturity of investments	3,081,643	2,240,468
Receipts from settlements of derivative instruments	17,779	—
Payment for acquired businesses, net of cash acquired	(6,937)	—
Receipts from the sale of fixed assets and intangible assets	274	—
Purchases of intangible assets	(93)	(50)
Changes in principal of loans receivable, net	(170,284)	(150,442)
Purchases of property and equipment	(159,797)	(100,732)
Net cash used in investing activities	(838,130)	(1,273,393)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	1,890,156	171,603
Payments on loans payable and other financing liabilities	(1,415,845)	(104,062)
Payment of finance lease obligations	(2,499)	(1,416)
Purchase of convertible note capped call	(186,777)	(88,362)
Dividends paid of preferred stock	(3,000)	(1,844)
Common Stock repurchased	(39,671)	(720)
Payments on convertible notes	—	(25)
Proceeds from issuance of convertible redeemable preferred stock, net	—	98,688
Proceeds from issuance of common stock, net	—	1,867,215
Net cash provided by financing activities	242,364	1,941,077
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(157,524)	(48,231)
Net increase in cash, cash equivalents, restricted cash and cash equivalents	172,705	992,270
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	$ 1,451,424	$ 464,695
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$ 1,624,129	$ 1,456,965

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

As of September 30, 2020, MercadoLibre, through its wholly-owned subsidiaries, operated online ecommerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its FinTech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile and Uruguay.

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

Substantially all net revenues, cost of net revenues and operating expenses are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $394,388 thousands and $345,204 thousands as of September 30, 2020 and December 31, 2019, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of September 30, 2020 and December 31, 2019. These consolidated financial statements include the Company’s consolidated statements of income, comprehensive income and equity for the nine and three-month periods ended September 30, 2020 and 2019 and statements of cash flows for the nine-months periods ended September 30, 2020 and 2019. These interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see note 2 to the financial statements in the Company’s Form 10-K for the year ended December 31, 2019. During the nine-month period ended September 30, 2020, there were no material updates made to the Company’s significant accounting policies, except for the adoption of ASC 326 as of January 1, 2020. See Note 2 to these interim condensed consolidated financial statements for more details.

Revenue recognition

Revenue recognition criteria for the services provided and goods sold by the Company are described in note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Receivables are presented net of allowance for doubtful accounts, loans receivable and chargebacks of $86,076 thousands and $38,079 thousands as of September 30, 2020 and December 31, 2019, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2019 and 2018 was $16,590 thousands and $5,918 thousands, respectively, of which $11,229 thousands and $4,954 thousands were recognized as revenue during the nine-month periods ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, total deferred revenue was $27,573 thousands, mainly due to fees related to listing and optional feature services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

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

The Company has arrangements with some unaffiliated entities under which MercadoLibre users are able to fund their Mercado Pago accounts by depositing an equivalent amount with the unaffiliated entity. In some of these arrangements, MercadoLibre credits the Mercado Pago account before the unaffiliated entity transfers the funds to MercadoLibre to settle the transaction. The amounts pending settlement are recognized in the balance sheet as credit cards receivable and other means of payment. In June 2020, the Company became aware that had accumulated significant receivables from one such unaffiliated entity in Argentina. The aging of these receivables exceeded the expected aging for transactions of this kind, hence, the Company recorded $27,006 thousands loss on doubtful accounts.

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

Argentine currency status

As of July 1, 2018, the Company transitioned the Argentinian operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company.

In the second half of 2019, the Argentine government reinstituted exchange controls restricting the purchase of foreign currencies. As a result of these exchange controls, many Argentine entities use a trading mechanism commonly known as the Blue Chip Swap, in which an entity buys U.S. dollar denominated securities in Argentina using Argentine peso, transfers the securities outside Argentina and sells the securities for U.S. dollars. The Blue Chip Swap Rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. The Blue Chip Swap Rate has diverged significantly from Argentina’s official exchange rate. As of September 30, 2020, the Blue Chip Swap rate was 91.2% higher than Argentina’s official exchange rate.

The Company will continue to use Argentina’s official exchange rate to record the accounts of Argentine subsidiaries. The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries, before intercompany eliminations, as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(In thousands)
Assets	$ 1,213,172	$ 805,605
Liabilities	997,615	580,402
Net Assets	$ 215,557	$ 225,203

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

Treasury Stock

Equity instruments of the Company that are repurchased by the Company are recognized at cost and deducted from equity. If the repurchase of the Company’s stock is carried out at a price significantly in excess of the current market price, there is a presumption that the repurchase price includes amounts attributable to items other than the stock repurchased; therefore, the Company uses the quoted market price of the common stock for purposes of determining the fair value of the treasury stock.

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

A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized. Accordingly, Management periodically assesses the need to establish a valuation allowance for deferred tax assets considering positive and negative objective evidence related to the realization of the deferred tax assets. Management’s judgments related to this assessment consider, among other factors, the nature, frequency and magnitude of current and cumulative losses on an individual subsidiary basis, projections of future taxable income, the duration of statutory carryforward periods, as well as feasible tax planning strategies, which would be employed by the Company to prevent tax loss carryforwards from expiring unutilized. Based on Management’s assessment of available objective evidence and considering the future effect of the Company’s initiatives to capture long-term business opportunities, the Company accounted for a valuation allowance in certain subsidiaries in its Mexican operations of $24,840 thousands and $7,529 thousands for the nine and three-month periods ended September 30, 2020, respectively.

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

On June 25, 2020, the Chamber of Deputies passed changes to the knowledge-based economy promotional regime. The Chamber of Senates proposed further amendments, which were returned to the Chamber of Deputies and finally approved on October 7, 2020. The approved regime is effective as of January 1, 2020 until December 31, 2029. Further regulations related to the application of the regime are expected to be released.

Based on the amended promotional regime, companies that meet new specified criteria shall be entitled to: i) a reduction of the income tax burden of 60% (60% for micro and small enterprises, 40% for medium-sized enterprises and 20% for large enterprises) over the promoted activities for each fiscal year, applicable to both Argentine source income and foreign source income, ii) stability of the benefits established by the knowledge-based economy promotional regime (as long as the beneficiary is registered and in good standing), iii) a non-transferable tax credit bond amounting to 70% (which can be up to 80% in certain specific cases) of the Company’s contribution to the social security regime of every employee whose job is related to the promoted activities (caps on the number of employees are applicable). Such bonds can be used within 24 months from their issue date (which period can be extended for an additional 12 months in certain cases) to offset certain federal taxes, such as value-added tax, but they cannot be used to offset income tax.

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

The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As result of the election of the fair value option, the Company recognized gains in interest income and other financial gains of $8,912 thousands and $3,157 thousands as of September 30, 2020 and 2019, respectively.

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (510,862)	$ (408,099)
Unrealized gains on investments	—	2,029
Unrealized gains (losses) on hedging activities	1,812	(250)
Estimated tax expense on unrealized gains	(461)	(351)
	$ (509,511)	$ (406,671)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the nine-months ended September 30, 2020:

	Unrealized	Unrealized	Foreign	Estimated tax
	(Losses) Gains on	(Losses) Gains on	Currency	(expense)
	hedging activities, net	Investments	Translation	benefit	Total
		(In thousands)
Balances as of December 31, 2019	$ (250)	$ 2,029	$ (408,099)	$ (351)	$ (406,671)
Other comprehensive income (loss) before reclassifications	8,047	—	(102,763)	(2,497)	(97,213)
Amount of loss (gain) reclassified from accumulated other comprehensive loss	(5,985)	(2,029)	—	2,387	(5,627)
Net current period other comprehensive income (loss)	2,062	(2,029)	(102,763)	(110)	(102,840)
Ending balance	$ 1,812	$ —	$ (510,862)	$ (461)	$ (509,511)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In thousands)
Unrealized gains on investments	$ 2,029	Interest income and other financial gains
Unrealized gains on hedging activities	5,985	Cost of net revenues
Estimated tax expense on unrealized gains	(2,387)	Income tax expense
Total reclassifications for the period	$ 5,627	Total, net of income taxes

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

The denominator for diluted net income (loss) per share for the nine and three-month periods ended September 30, 2020 and 2019 does not include any effect from the 2019 Notes Capped Call Transactions or the 2028 Notes Capped Call Transactions (as defined in Note 11) because it would be antidilutive. In the event of conversion of any or all of the 2028 Notes, the shares that would be delivered to the Company under the Capped Call Transactions (as defined in Note 11) are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 11 to these interim condensed consolidated financial statements and Note 15 of the financial statements as of December 31, 2019 on Form 10-K for more details. For the nine and three-month periods ended September 30, 2020 and 2019, the effects of the conversion of the Notes and the redeemable convertible preferred stock would have been antidilutive and, as a consequence, they were not factored into the calculation of diluted earnings per share.

Net income (loss) per share of common stock is as follows for the nine and three-month periods ended September 30, 2020 and 2019:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2020		2019		2020		2019
	(In thousands)				(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) per common share	$ 0.94	$ 0.94	$ (2.60)	$ (2.60)	$ 0.28	$ 0.28	$ (2.96)	$ (2.96)

Numerator:
Net income (loss)	$ 49,873	$ 49,873	$ (118,001)	$ (118,001)	$ 15,035	$ 15,035	$ (146,082)	$ (146,082)
Amortization of redeemable convertible preferred stock	—	—	(5,841)	(5,841)	—	—	—	—
Dividends on preferred stock	(2,928)	(2,928)	(2,000)	(2,000)	(928)	(928)	(1,000)	(1,000)
Net income corresponding to common stock	$ 46,945	$ 46,945	$ (125,842)	$ (125,842)	$ 14,107	$ 14,107	$ (147,082)	$ (147,082)

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	49,713,621	—	48,350,165	—	49,720,854	—	49,710,723	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	49,713,621	—	48,350,165	—	49,720,854	—	49,710,723

4. Cash, cash equivalents, restricted cash and cash equivalent and investments

The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$ 1,139,703	$ 1,384,740
Restricted cash and cash equivalents
Securitization Transactions	$ 29,274	$ 37,424
Sovereign Debt Securities (Secured lines of credit guarantee)	—	29,260
Bank account (Argentine Central Bank regulation)	226,689	—
Bank collateral account (*)	224,995	—
Time Deposits	3,333	—
Cash in bank account	135	—
Total restricted cash and cash equivalents	$ 484,426	$ 66,684
Total cash, cash equivalents, restricted cash and cash equivalents (**)	$ 1,624,129	$ 1,451,424

Short-term investments
Time Deposits	$ 315,930	$ 189,660
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	591,860	506,175
Sovereign Debt Securities (Secured lines of credit guarantee)	71,786	16,623
Sovereign Debt Securities	1,207,903	884,720
Corporate Debt Securities	—	63
Total short-term investments	$ 2,187,479	$ 1,597,241

Long-term investments
Sovereign Debt Securities	$ —	$ 260,320
Corporate Debt Securities	—	173
Other Investments	6,890	3,490
Total long-term investments	$ 6,890	$ 263,983

(*) Cash deposited and owned by the Company under the sole control and dominion of escrow agents as collateral of loans granted to a Brazilian subsidiary with due date in October 2020.

(**) Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statements of cash flow.

Regulation issued by Central Bank of Argentina (“CBA”)

a)In January 2020, the CBA enacted regulations related to payment service providers that applies to Fintech companies that are not financial institutions, but nevertheless provide payment services in at least one of the processes of the payments system. On July 7, 2020, the CBA approved the registration of the Argentine subsidiary in the registry for payment service providers. These regulations sets forth certain rules that require payment services providers to, among other things, (i) deposit and maintain users’ funds in specific banks’ accounts, payable on demand; (ii) implement a monthly reporting regime with the CBA; (iii) segregate information related to users’ investments funds; (iv) maintain different bank accounts to segregate the Company’s funds from users’ funds; and (v) introduce clarifications on advertising and documents about the standard terms and conditions of the payment service provider. As of September 30, 2020, in accordance with the regulation, the Company held $226,689 thousands in a bank account, payable on demand.

b)In October 2020, the CBA issued a regulation that applies to non-financial loan providers. In accordance with this regulation, the Company must register in the "Registry of other non-financial loan providers" before December 1, 2020 and comply with a periodic information report within the framework of a monthly information regime as from March 1, 2021. In turn, the regulation establishes that the Company must comply with the obligations established by CBA rules, regarding, among other things: (i) interest rates in loan operations; (ii) protection of users of financial services; (iii) communication by electronic means for the care of the environment. The regulation establishes the following application dates: the obligations established in terms of interest rates will be in force on January 1, 2021; provisions established in matters of protection to users of financial services and communication by electronic means for the care of the environment will be applicable on February 1, 2021.

Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)

On November 1, 2018, the Company obtained approval from the Central Bank of Brazil to operate as an authorized payment institution. With this authorization, Mercado Pago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all obligations established by current regulations. Among other obligations, the regulations require authorized payment institutions to hold any electronic balance in a payment institution account in either a specific account of the Central Bank of Brazil that does not pay interest or Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia.” 100% of electronic funds were required to be deposited as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, in accordance with the regulation, the Company held $591,860 thousands and $506,175 thousands deposited in Brazilian federal government bonds, respectively, as a mandatory guarantee.

5. Loans receivable, net

The Company manages loans receivable as “On-line merchant”, “Consumer” and “In-store merchant”. As of September 30, 2020 and December 31, 2019, Loans receivable, net were as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
On-line merchant	$137,386	$130,102
Consumer	117,540	60,179
In-store merchant	29,284	18,707
Loans receivable	284,210	208,988
Allowance for uncollectible accounts	(30,002)	(20,444)
Loans receivable, net	$254,208	$188,544

Current	$239,135	$182,105
Non-current	15,073	6,439
Loans receivable, net	$254,208	$188,544

The credit quality analysis of loans receivable was as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
1-30 days past due	$18,734	$20,430
31-60 days past due	5,275	6,916
61 -90 days past due	4,937	7,580
Total past due	28,946	34,926
To become due	255,264	174,062
Total	$284,210	$208,988

The following table summarizes the allowance for uncollectible accounts activity during the nine-month period ended September 30, 2020 and 2019:

	September 30,
	2020	2019 (1)
	(In thousands)
Balance at beginning of year	$20,444	$6,636
Adoption of ASC 326 (2)	4,977	-
Charged/credited to Net income (loss)	49,033	48,892
Charges/Utilized /Currency translation adjustments/Write-offs	(44,452)	(10,934)
Balance at end of period	$30,002	$44,594

(1)	The comparative information has not been restated and continues to be reported under the accounting standard in effect during 2019.
(2)	Cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020.

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

The Company’s consolidated statement of income includes the results of operations of the acquired business as from March 9, 2020. The net income before intercompany eliminations of the acquired Company included in the Company’s consolidated statement of income since the acquisition amounted to $1,054 thousands for the period ended September 30, 2020.

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

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
Goodwill	$ 79,064	$ 87,609
Intangible assets with indefinite lives
- Trademarks	7,253	8,366
Amortizable intangible assets
- Licenses and others	4,715	5,320
- Non-compete agreement	3,276	2,703
- Customer list	12,909	13,900
- Trademarks	7,187	4,723
Total intangible assets	$ 35,340	$ 35,012
Accumulated amortization	(21,110)	(20,737)
Total intangible assets, net	$ 14,230	$ 14,275

Goodwill

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2020 and the year ended December 31, 2019 are as follows:

	Nine Months Ended September 30, 2020
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the period	$ 29,072	$ 6,991	$ 32,196	$ 14,872	$ 3,312	$ 1,166	$ 87,609
Business Acquisitions	—	3,603	1,062	1,241	1,246	748	7,900
Disposals	(3,480)	—	—	—	—	—	(3,480)
Effect of exchange rates changes	(7,048)	—	(4,495)	(705)	(613)	(104)	(12,965)
Balance, end of the period	$ 18,544	$ 10,594	$ 28,763	$ 15,408	$ 3,945	$ 1,810	$ 79,064

	Year Ended December 31, 2019
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 30,069	$ 6,946	$ 31,340	$ 16,014	$ 3,339	$ 1,175	$ 88,883
Purchase price allocations adjustments	—	45	—	—	—	—	45
Effect of exchange rates changes	(997)	—	856	(1,142)	(27)	(9)	(1,319)
Balance, end of the year	$ 29,072	$ 6,991	$ 32,196	$ 14,872	$ 3,312	$ 1,166	$ 87,609

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses, and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $1,476 thousands and $896 thousands for the three-month periods ended September 30, 2020 and 2019, respectively, while aggregate amortization expense for intangible assets for the nine-month periods ended September 30, 2020 and 2019 amounted to $3,995 thousands and $3,045 thousands, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of September 30, 2020:

For year ended 12/31/2020	$ 1,085
For year ended 12/31/2021	3,449
For year ended 12/31/2022	1,295
For year ended 12/31/2023	899
Thereafter	249
$ 6,977

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Nine Months Ended September 30, 2020
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 1,473,466	$ 656,825	$ 371,085	$ 144,785	$ 2,646,161
Direct costs	(1,148,926)	(465,806)	(370,229)	(115,759)	(2,100,720)
Direct contribution	324,540	191,019	856	29,026	545,441

Operating expenses and indirect costs of net revenues					(392,623)
Income from operations					152,818

Other income (expenses):
Interest income and other financial gains					80,119
Interest expense and other financial losses					(75,083)
Foreign currency losses					(32,524)
Net income before income tax expense					$ 125,330

	Nine Months Ended September 30, 2019
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 1,033,183	$ 323,892	$ 190,308	$ 74,660	$ 1,622,043
Direct costs	(871,964)	(239,943)	(254,318)	(70,733)	(1,436,958)
Direct contribution	161,219	83,949	(64,010)	3,927	185,085

Operating expenses and indirect costs of net revenues					(269,359)
Loss from operations					(84,274)

Other income (expenses):
Interest income and other financial gains					86,590
Interest expense and other financial losses					(44,689)
Foreign currency losses					(1,899)
Net loss before income tax expense					$ (44,272)

	Three Months Ended September 30, 2020
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 610,721	$ 284,746	$ 150,382	$ 69,852	$ 1,115,701
Direct costs	(501,544)	(193,373)	(144,914)	(53,212)	(893,043)
Direct contribution	109,177	91,373	5,468	16,640	222,658

Operating expenses and indirect costs of net revenues					(139,584)
Income from operations					83,074

Other income (expenses):
Interest income and other financial gains					24,553
Interest expense and other financial losses					(24,522)
Foreign currency losses					(30,435)
Net income before income tax expense					$ 52,670

	Three Months Ended September 30, 2019
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 389,941	$ 116,203	$ 71,364	$ 25,523	$ 603,031
Direct costs	(370,704)	(88,542)	(103,517)	(25,845)	(588,608)
Direct contribution	19,237	27,661	(32,153)	(322)	14,423

Operating expenses and indirect costs of net revenues					(96,348)
Loss from operations					(81,925)

Other income (expenses):
Interest income and other financial gains					28,462
Interest expense and other financial losses					(14,451)
Foreign currency gains					987
Net loss before income tax expense					$ (66,927)

The following table summarizes the allocation of property and equipment, net based on geography:

	September 30,	December 31,
	2020	2019
	(In thousands)
US property and equipment, net	$ 1,395	$ 937
Other countries
Argentina	115,700	100,536
Brazil	121,724	103,571
Mexico	46,488	30,131
Other countries	17,182	9,082
	$ 301,094	$ 243,320
Total property and equipment, net	$ 302,489	$ 244,257

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30,	December 31,
	2020	2019
	(In thousands)
Other countries goodwill and intangible assets
Argentina	$ 13,223	$ 8,632
Brazil	18,793	30,142
Mexico	32,180	36,003
Chile	22,685	22,237
Other countries	6,413	4,870
Total goodwill and intangible assets	$ 93,294	$ 101,884

Consolidated net revenues by similar products and services for the nine and three-month periods ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,		Three months Ended September 30,

Consolidated Net Revenues	2020	2019	2020	2019
	(In thousands)		(In thousands)
Commerce (*)	$ 1,686,879	$ 957,029	$ 724,466	$ 346,208
Fintech	959,282	665,014	391,235	256,823
Total	$ 2,646,161	$ 1,622,043	$ 1,115,701	$ 603,031

(*) Includes marketplace fees, shipping fees, ad sales, classified fees and other ancillary services.

8. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	September 30,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)	2019	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 322,829	$ 322,829	$ —	$ —	$ 688,760	$ 688,760	$ —	$ —
Sovereign Debt Securities	—	—	—	—	32,874	32,874	—	—
Restricted Cash and cash equivalents:
Money Market Funds	13,559	13,559	—	—	32,829	32,829	—	—
Sovereign Debt Securities	—	—	—	—	29,260	29,260	—	—
Investments:
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	591,860	591,860	—	—	506,175	506,175	—	—
Sovereign Debt Securities	1,279,689	1,279,689	—	—	1,161,663	1,161,663	—	—
Corporate Debt Securities	—	—	—	—	236	178	58	—
Other Assets:
Derivative Instruments	11,858	—	—	11,858	1,249	—	—	1,249
Total Financial Assets	$ 2,219,795	$ 2,207,937	$ —	$ 11,858	$ 2,453,046	$ 2,451,739	$ 58	$ 1,249
Liabilities:
Contingent considerations	$ 4,555	$ —	$ —	$ 4,555	$ 2,201	$ —	$ —	$ 2,201
Long-term retention plan	86,608	—	86,608	—	60,958	—	60,958	—
Derivative Instruments	1,642	—	—	1,642	251	—	—	251
Total Financial Liabilities	$ 92,805	$ —	$ 86,608	$ 6,197	$ 63,410	$ —	$ 60,958	$ 2,452

As of September 30, 2020 and December 31, 2019, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company assumptions. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

As of September 30, 2020 and December 31, 2019, the Company’s liabilities were valued at fair value using Level 2 inputs and Level 3 inputs (valuations based on unobservable inputs reflecting Company assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

The unrealized net gains or losses on short-term and long-term investments for which the Company has not elected the fair value option are reported as a component of other comprehensive (loss) income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of September 30, 2020 and December 31, 2019, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash, cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets funds and debt securities), accounts receivable, credit cards receivable and other means of payment, loans receivable, funds payable to customers, other assets (excluding derivative instruments), accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent considerations and derivative instruments). As of September 30, 2020 and December 31, 2019, the estimated fair value of the 2028 Notes (liability component), which is based on Level 2 inputs, is $674,991 thousands and $686,366 thousands, respectively, and were determined based on market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the effective interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of September 30, 2020 and December 31, 2019:

	Balances as of	Significant other	Balances as of	Significant other
	September 30,	observable inputs	December 31,	observable inputs
	2020	(Level 2)	2019	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 315,930	$ 315,930	$ 189,660	$ 189,660
Accounts receivable, net	40,891	40,891	35,446	35,446
Credit Cards receivable and other means of payment, net	660,402	660,402	379,969	379,969
Loans receivable, net	254,208	254,208	188,544	188,544
Other assets	137,581	137,581	149,218	149,218
Total Assets	$ 1,409,012	$ 1,409,012	$ 942,837	$ 942,837
Liabilities
Accounts payable and accrued expenses	$ 509,095	$ 509,095	$ 372,309	$ 372,309
Funds payable to customers	1,421,825	1,421,825	894,057	894,057
Salaries and social security payable	99,719	99,719	67,686	67,686
Taxes payable	212,729	212,729	60,247	60,247
Loans payable and other financial liabilities (*)	1,236,501	1,320,251	817,491	927,903
Other liabilities	68,740	68,740	124,644	124,644
Total Liabilities	$ 3,548,609	$ 3,632,359	$ 2,336,434	$ 2,446,846

(*) The fair value of the 2028 Notes (including the equity component) is disclosed in Note 11.

As of September 30, 2020 and December 31, 2019, the Company held no direct investments in auction rate securities and does not have any non-financial assets or liabilities measured at fair value.

As of September 30, 2020 and December 31, 2019, the fair value of money market funds, sovereign and corporate debt securities classified as available for sale securities are as follows:

September 30, 2020
	Cost	Financial Gains	Financial Losses	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 322,829	$ —	$ —	$ 322,829
Total Cash and cash equivalents	$ 322,829	$ —	$ —	$ 322,829

Restricted cash and cash equivalents
Money Market Funds	$ 13,559	$ —	$ —	$ 13,559
Total Restricted cash and cash equivalents	$ 13,559	$ —	$ —	$ 13,559

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee) (1)	$ 587,983	$ 3,877	$ —	$ 591,860
Sovereign Debt Securities (1)	1,274,654	5,089	(54)	1,279,689
Total Short-term investments	$ 1,862,637	$ 8,966	$ (54)	$ 1,871,549

Total	$ 2,199,025	$ 8,966	$ (54)	$ 2,207,937

(1) Measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.)

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

As of September 30, 2020, the estimated fair values (in thousands of U.S. dollars) of money market funds and sovereign debt securities classified by their effective maturities are as follows:

One year or less	2,207,937
Total	$ 2,207,937

9. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of September 30, 2020, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $8,031 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.

In addition, as of September 30, 2020, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible for an estimated aggregate amount up to $21,035 thousands. No loss amounts have been accrued for such reasonably possible legal actions.

Brazilian preliminary injunction against the Brazilian tax authorities

On November 6, 2014, the Brazilian subsidiaries Mercadolivre.com Atividades de Internet Ltda., Ebazar.com.br Ltda, Mercado Pago.com Representações Ltda. and Mercado Libre S.R.L. filed a writ of mandamus and requested a preliminary injunction with the Federal Court of Osasco against the federal tax authority to avoid the IR (income tax) withholding over payments remitted by the Brazilian subsidiaries to the Argentine subsidiary, MercadoLibre S.R.L., for the provision of IT support and assistance services by the latter, and requested reimbursement of the amounts improperly withheld over the course of the preceding five (5) years. The preliminary injunction was granted on the grounds that such withholding violated the convention signed between Brazil and Argentina that prevents double taxation. In August 2015, the injunction was revoked by the first instance judge in an award favorable to the federal tax authority. The Company appealed the decision and deposited with the court the disputed amounts. As of September 30, 2020 the total amount of the deposits were $42,845 thousands (which includes $4,333 thousands of interest) included in non-current other assets of the consolidated balance sheet. In June 2020, the Company’s appeal was dismissed. The Company made a new filing before the same court in July 2020 and plans to appeal the case to the superior courts. Management’s opinion, based on the opinion of external legal counsel, is that the Company’s position is more likely than not to succeed in court based on the technical merits of the tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

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

As of September 30, 2020 and December 31, 2019, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $2,037,501 thousands and $1,365,815 thousands, respectively, for which the Company recorded an allowance of $7,363 thousands and $3,808 thousands, respectively.

Commitments

The Company entered into a purchase commitment with two U.S. suppliers in relation to the purchase of cloud platform services as follows:

a)for a total amount of $240,500 thousands to be fully paid off between June 1, 2020 and May 31, 2024. As of September 30, 2020, the Company paid $14,007 thousands; and

b)for a total amount of $30,000 thousands to be fully paid off between November 24, 2019 and March 23, 2023. As of September 30, 2020, the Company paid $2,392 thousands in relation thereto.

10. Long term retention program (“LTRP”)

The following table summarizes the 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020 long term retention program accrued compensation expense for the nine and three-month periods ended September 30, 2020 and 2019, which are payable in cash according to the decisions made by the Board of Directors:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
LTRP 2011	—	26	—	—
LTRP 2012	69	1,827	—	411
LTRP 2013	—	97	—	—
LTRP 2014	125	3,726	—	903
LTRP 2015	6,338	6,410	1,453	1,548
LTRP 2016	13,010	10,063	2,955	2,456
LTRP 2017	13,892	9,530	3,332	2,554
LTRP 2018	6,941	4,708	1,578	1,385
LTRP 2019	16,061	11,926	5,741	6,848
LTRP 2020	18,706	—	8,176	—
Total LTRP	$75,142	$48,313	$23,235	$16,105

11. Loans payable and other financial liabilities

The following table summarizes the Company’s Loans payable and other financial liabilities as of September 30, 2020 and December 31, 2019:

					Book value as of

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	September 30, 2020	December 31, 2019
					(In thousands)
Current loans payable and other financial liabilities:
Loans from banks
Chilean Subsidiary	Chilean Pesos	Fixed	1.68%	October 2020	$64,727	$38,780
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 3.35%	March 2021	63,902	-
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 3.90%	October 2020	5,471	-
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 3.25%	May 2021	39,915	-
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 2.9%	December 2020	9,004	-
Mexican Subsidiary	Mexican Peso	Variable	TIIE + 2.55%	October 2020	16,555	-
Argentine Subsidiary	Argentine Pesos	Fixed	32.50%	November 2020	13,326	-
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	7.51%	March 2021	8,224	-

Secured lines of credit
Argentine Subsidiary	Argentine Pesos	-	-%	-	-	49,499
Brazilian Subsidiary (*)	Brazilian Reais	Variable	CDI + 1.00%	October 2020	100,692	-
Brazilian Subsidiary (*)	Brazilian Reais	Variable	CDI + 1.50%	October 2020	97,140	-
Brazilian Subsidiary (**)	Brazilian Reais	Variable	CDI + 0.55%	July 2021	53,516	-

Unsecured lines of credit
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	8.21%	October 2020	17,870	16,435
Argentine Subsidiary	Argentine Pesos	Fixed	24.06%	October 2020	69,020	9,645
Chilean Subsidiary	Chilean Pesos	-	-%	-	-	1,951

Convertible notes					2,249	6,649
Finance lease obligations					2,168	2,008
Credit card collateralized debt					10,679	17,309
Collateralized debt					43,589	43,862
Other lines of credit					117	-
					$618,164	$186,138

Non Current loans payable and other financial liabilities:
Convertible notes					588,993	569,305
Finance lease obligations					5,538	7,368
Collateralized debt					23,806	54,680
					$618,337	$631,353

(*)

Under the terms of the loans agreements, the Company transferred cash to deposit accounts owned by the Company but under the sole control and dominion of escrow agents as collaterals. These collaterals are shown in Restricted cash and cash equivalents of the consolidated balance sheet.

(**)

Under the terms of the loan agreement, the Company transferred U.S. treasury notes to an account owned by the Company but under the sole control and dominion of the escrow agent as collateral. This collateral is shown in Short-term investments of the consolidated balance sheet.

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

During the nine-month period ended September 30, 2020, two Notes were converted, for a total amount of $2 thousands. Additionally, during the third quarter of 2020, the conversion threshold was met and the Notes become convertible between October 1, 2020 and December 31, 2020. As of the date of issuance of these interim condensed consolidated financial statements, the Company received additional requests for conversion of $5 thousands. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes.

In connection with the issuance of the 2028 Notes, the Company paid $91,784 thousands, $11,472 thousands, $88,362 thousands, $104,095 thousands and $82,682 thousands (including transaction expenses) in August 2018, November 2018, June 2019, June 2020 and August 2020, respectively, to enter into capped call transactions with respect to shares of the common stock with certain financial institutions (the “2028 Notes Capped Call Transactions”). In addition, the Company paid $8,005 thousands in November 2019 to amend the strike and cap prices of the capped call transaction purchased in November 2018. The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of the Company’s common stock is greater than the strike price of the 2028 Notes Capped Call Transactions. The cost of the 2028 Notes Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheets.

The total estimated fair value of the 2028 Notes was $2,228,639 thousands and $1,338,014 thousands as of September 30, 2020 and December 31, 2019, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of September 30, 2020 and December 31, 2019 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $1,082.48 closing price of the Company’s common stock on September 30, 2020, the if-converted value of the 2028 Notes exceeded their principal amount by $1,268,356 thousands.

The following table presents the carrying amounts of the liability and equity components related to the 2028 Notes as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In thousands)
Amount of the equity component (1)	$327,305	$327,305

2.00% Convertible Senior Notes due 2028	$879,998	$880,000
Unamortized debt discount (2)	(281,958)	(301,227)
Unamortized transaction costs related to the debt component	(9,047)	(9,468)
Contractual coupon interest accrual	37,009	23,809
Contractual coupon interest payment	(34,760)	(17,160)
Net carrying amount	$591,242	$575,954

(1)Net of $6,163 thousands of transaction costs related to the equity component of the 2028 Notes.

(2)As of September 30, 2020, the remaining period over which the unamortized debt discount will be amortized is 8.0 years.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Nine month periods ended September 30,		Three month periods ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Contractual coupon interest expense	$13,200	$13,542	$4,400	$4,400
Amortization of debt discount	19,269	18,366	6,542	6,081
Amortization of debt issuance costs	421	362	146	123
Total interest expense related to the 2028 Notes	$32,890	$32,270	$11,088	$10,604

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

In addition, on March 15, 2019, the Company closed a concurrent private placement of $750,000 thousands. Pursuant to the private placement, the Company issued and sold 1,719,790 shares of Common Stock at a price of $436.10 per share.

On March 29, 2019, the Company issued and sold 100,000 shares of perpetual convertible preferred stock designated as Series A Perpetual Preferred Stock, par value $0.001 per share (the “Preferred Stock”) of the Company for $100,000 thousands in the aggregate. The Preferred Stock is a class of equity security that ranks senior to the Common Stock with respect to dividend rights or rights upon liquidation.

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

In September 2020, a holder converted 50,000 shares of Preferred Stock into 104,230 shares of the Company’s Common Stock.

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

As of September 30, 2020, the carrying value of the Brazilian collateralized debt was $31,826 thousands, composed by: 1) $7,129 thousands bearing interest at a rate of Brazilian DI plus 3.5% per annum for a term of 36 months, due in June 2021 and 2) $24,697 thousands bearing interest at a rate of Brazilian DI plus 3.25% per annum for a term of 30 months, due in May 2021. The carrying value of the Argentine collateralized debt was $11,602 thousands, composed by: 1) $6,592 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 27% and a maximum 37% nominal rate per annum for a term of 10 months, due in July 2021 and 2) $5,010 thousands bearing interest at a variable rate equivalent to the BADLAR rate plus 200 basis points with a minimum 27% and a maximum 37% nominal rate per annum for a term of 9 months due in March 2021. The carrying value of the Mexican collateralized debt was $23,967 thousands bearing interest at a variable rate equivalent to the equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.34% per annum for term of 36 months, due in November 2022.

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

The assets and liabilities of the SPEs are included in the Company’s interim condensed consolidated financial statements as of September 30, 2020 and December 31, 2019 as follows:

	September 30,	December 31,
	2020	2019
Assets	(In thousands)
Current assets:
Restricted cash and cash equivalents	$29,274	$37,424
Loans receivable, net	67,986	104,419
Total current assets	97,260	141,843
Non-current assets:
Loans receivable, net	4,786	4,395
Total non-current assets	4,786	4,395
Total assets	$102,046	$146,238
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$67	$128
Loans payable and other financial liabilities	43,589	43,862
Total current liabilities	43,656	43,990
Non-current liabilities:
Loans payable and other financial liabilities	23,806	54,680
Total non-current liabilities	23,806	54,680
Total liabilities	$67,462	$98,670

14. Leases

The Company leases certain fulfillment centers, office space and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2020	2019
Operating Leases	(In thousands)
Operating lease right-of-use assets	$225,345	$200,449

Operating lease liabilities	$228,718	$199,932

Finance Leases
Property and equipment, at cost	12,357	10,952
Accumulated depreciation	(3,247)	(1,563)
Property and equipment, net	$9,110	$9,389

Loans payable and other financial liabilities	$7,706	$9,376

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases at September 30, 2020:

Weighted average remaining lease term
Operating leases	8	Years
Finance leases	3	Years

Weighted average discount rate (*)
Operating leases	10%
Finance leases	17%

(*) Includes discount rates of leases in local currency and U.S dollar.

The components of lease expense were as follows:

	Nine months ended September 30,
	2020	2019
	(In thousands)
Operating lease cost	$29,941	$21,503

Finance lease cost:
Depreciation of property and equipment	1,564	1,024
Interest on lease liabilities	1,199	1,110
Total finance lease cost	$2,763	$2,134

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$28,705	$17,315
Financing cash flows from finance leases	2,499	1,416

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$73,340	$69,154
Finance leases	1,487	4,379

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending September 30, 2020	Operating Leases	Finance Leases
	(In thousands)
One year or less	$45,405	$3,296
One year to two years	43,580	3,296
Two years to three years	40,915	3,110
Three years to four years	39,373	1,259
Four years to five years	35,551	—
Thereafter	113,885	—
Total lease payments	$318,709	$10,961
Less imputed interest	(89,991)	(3,255)
Total	$228,718	$7,706

15. Derivative instruments

The Company designates certain derivatives as hedges of particular risks associated with forecasted purchases. These transactions, mainly currency forward contracts, are classified as cash flow hedges.

As of September 30, 2020 the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. Pursuant to these contracts, the Company will buy a notional amount of $10,187 thousands in October 2020, $11,615 thousands in November 2020, $9,819 thousands in December 2020, $7,170 thousands in January 2021, $6,115 thousands in February 2021 and $6,015 thousands in March 2021, at fixed currency rates. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of September 30, 2020, the Company estimated that the whole amount of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

In addition, as of September 30, 2020, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of a Brazilian subsidiary, whose functional currency is the Brazilian Reais, which were not designated as hedges for accounting purposes. Pursuant to these contracts, the Company will buy a notional amount of $10,000 thousands in October 2020, $20,000 thousands in November 2020, $76,000 thousands in December 2020 and $65,000 thousands in January 2021, at fixed currency rates.

Finally, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of a Mexican subsidiary, whose functional currency is the Mexican Peso, which were not designated as hedges for accounting purposes. Pursuant to these contracts, the Company will buy a notional amount of $30,000 thousands in October 2020, $10,000 thousands in December 2020, $10,000 thousands in January 2021, $10,000 thousands in February in 2021 and $10,000 thousands in March 2021 at fixed currency rates.

Foreign exchange contracts

The fair values of the Company’s outstanding derivative instruments as of September 30, 2020 and December 31, 2019 were as follows:

		September 30,	December 31,
	Balance sheet location	2020	2019
		(In thousands)
Derivatives
Foreign exchange contracts not designated as hedging instruments	Other current assets	$10,594	$1,249
Foreign exchange contracts designated as cash flow hedges	Other current assets	1,264	—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	1,642	—
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	—	251

The effects of derivative contracts on unaudited interim condensed consolidated of comprehensive income as of September 30, 2020 were as follows:

		Amount of	Amount of gain reclassified
	December 31,	Gain (Loss) recognized	from accumulated	September 30,
	2019	in other comprehensive loss	other comprehensive loss (income)	2020
(In thousands)
Foreign exchange contracts designated as cash flow hedges	$ (250)	$ 8,047	$ (5,985)	$ 1,812

The effects of derivative contracts on unaudited interim condensed consolidated statement of income for the nine and three-month periods ended September 30, 2020 and 2019 were as follows:

	Nine month periods ended September 30,		Three month periods ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Foreign exchange contracts not designated as hedging instruments	$26,535	$3,308	$4,709	$3,239
Loss from foreign exchange contracts designated as fair value hedges	—	442	—	1,472
Gain from hedged items attributable to hedged risks	—	(442)	—	(1,472)

16. Share repurchase program

On August 30, 2020, the Board of Directors of MercadoLibre authorized the Company to repurchase shares of the Company’s common stock, par value $0.001 per share, for aggregate consideration of up to $350,000 thousands.

The Company expects to purchase shares at any time and from time to time, in compliance with applicable federal securities laws, through open-market purchases, block trades, derivatives, trading plans established in accordance with SEC rules, or privately negotiated transactions. The timing of repurchases will depend on factors including market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. The share repurchase program expires on August 31, 2021 and may be suspended from time to time or discontinued, and there is no assurance as to the number of shares that will be repurchased under the program or that there will be any repurchases.

As of September 30, 2020, the Company acquired under the share repurchase program 37,572 shares. The shares were acquired in the Argentine market and paid for in Argentine pesos, and the price of the share repurchase transaction has embedded the Blue Chip Swap Rate which differs significantly from the official exchange rate in Argentina. As a result, the Company recognized a foreign currency loss of $30,497 thousands derived from the difference between the Argentina’s official exchange rate and the Blue Chip Swap Rate at the moment of the repurchase transaction.

17. Impact of COVID-19 pandemic

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

The Company has thus far not been required to suspend its operations in any country, but the Company’s business was, and may in the future again be, negatively affected by the pandemic in terms of operations, consumer buying trends, and consequently, net revenues. Despite the uncertainty generated by the pandemic, the Company’s revenues increased 63.1% for the nine-month period ended September 30, 2020 as compared to the same period in 2019.

Management believes that, given the uncertainty with respect to how long the pandemic will persist, what additional measures may be introduced by governments or private parties, what effect any such additional measures may have on our business or the macroeconomic impact of the pandemic in the countries where the Company operates, it is not possible to have certainty around business development and its cash generation until the outbreak of COVID-19 can be definitively contained. In terms of liquidity and cash management, relevant funding sources remain available and new credit facilities have been obtained at the geographical segment level. As of September 30, 2020, the Company’s main source of liquidity was $2,663,536 thousands of cash and cash equivalents and short-term investments, which excludes a $591,860 thousands investment related to the Central Bank of Brazil Mandatory Guarantee and a $71,786 thousands investment related to a guarantee for a secured line of credit in Brazil.

Lastly, the revenues sources of the Company’s subsidiaries are denominated in local currency. As a result, the weak macro-economic environment in 2020 in certain countries in which the Company operates coupled with the devaluations of certain local currencies in those countries against the U.S. dollar could cause a decline in year-over-year net revenues as measured in U.S. dollars.

Management has made its best estimation of the potential scenarios for the rest of 2020 and 2021. However it is not possible to predict at this time with certainty the impact that COVID-19 could have and its effects, including its impact on the economies of the countries in which the Company operates, and therefore the extent of the impact on the Company’s financial condition and results of operations if conditions persist or materially deviate from those currently used in its estimates.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties–many of which are beyond our control– as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 14, 2020, as updated by those described in “Item 1A — Risk Factors” in Part II of our report on Form10-Q for the quarter ended March 31, 2020 and on this Form 10-Q for the quarter ended September 30, 2020 and in other reports we file from time to time with the SEC.

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

•a discussion of our principal trends and results of operations for the nine and three-month periods ended September 30, 2020 and 2019;

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

To further enhance our suite of e-commerce services, we launched the Mercado Envios shipping program in Brazil, Argentina, Mexico, Colombia, Chile and Uruguay. Through Mercado Envios, we offer a cost-efficient way to utilize our existing distribution chain to fulfill sales on our platform. Sellers that opt into the program are able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices. As of September 30, 2020, we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile and Colombia.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the nine and three-month periods ended September 30, 2020 and 2019:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
(% of total consolidated net revenues) (*)	2020	2019	2020	2019
Brazil	55.7%	63.7%	54.7%	64.7%
Argentina	24.8	20.0	25.5	19.3
Mexico	14.0	11.7	13.5	11.8
Other Countries	5.5	4.6	6.3	4.2

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the nine and three-month periods ended September 30, 2020 and 2019:

	Nine-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	September 30,		to 2020 (*)		September 30,		to 2020 (*)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$1,473.5	$1,033.2	$440.3	42.6%	$610.7	$389.9	$220.8	56.6%
Argentina	656.8	323.9	332.9	102.8	284.7	116.2	168.5	145.0
Mexico	371.1	190.3	180.8	95.0	150.4	71.4	79.0	110.7
Other Countries	144.8	74.7	70.1	93.9	69.9	25.5	44.3	173.7
Total Net Revenues	$2,646.2	$1,622.0	$1,024.1	63.1%	$1,115.7	$603.0	$512.7	85.0%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Recent Developments

Capped call transactions related to the 2.00% Convertible Senior Notes 2028

In connection with the issuance of the 2028 Notes, we paid $82.7 million (including transaction expenses) in August 2020 to enter into the 2028 Notes Capped Call Transactions with certain financial institutions. The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of our common stock is greater than the strike price of the 2028 Notes Capped Call Transactions. Please see note 11 to our unaudited condensed consolidated financial statements for further detail on the 2028 Notes Capped Call Transactions.

Share repurchase program

On August 30, 2020, our Board of Directors authorized to repurchase shares of our common stock, par value $0.001 per share, for aggregate consideration of up to $350 million. As of September 30, 2020, we acquired under the share repurchase program 37,572 shares. The shares were acquired in the Argentine market and paid for in Argentine pesos, and the price of the share repurchase transaction has embedded the Blue Chip Swap Rate which differs significantly from the official exchange rate in Argentina. As a result, we recognized a foreign currency loss of $30.5 million derived from the difference between the Argentina’s official exchange rate and the Blue Chip Swap Rate at the moment of the repurchase transaction.

Description of Line Items

Net revenues

We recognize revenues in each of our four geographical reporting segments. Within each of our segments, the services we provide generally fall into two distinct revenue streams: “Commerce” and “Fintech.”

In 2020, we have re-named and grouped by nature our Revenue streams breakdown, given the increasing importance of our financial business in current and expected future revenue composition, which our management considers shows more meaningful information about the business. As such, the breakdown by revenue stream previously labeled as “Enhanced Marketplace” and “Non-marketplace”, is now presented under the titles of “Commerce” and “Fintech”, respectively. Also, as a result, a group of other services, including classifieds fees, ad sales and other ancillary services, which had historically been included in the “Non-marketplace” line, have as of January 1, 2020, been included as a part of the “Commerce” Revenue stream. Prior-period corresponding figures have been changed accordingly for comparative purposes.

The following table summarizes our consolidated net revenues by revenue stream for the nine and three-month periods ended September 30, 2020 and 2019:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30, (*)		September 30, (*)
Consolidated net revenues by revenue stream	2020	2019	2020	2019
	(in millions)		(in millions)
Commerce (**)	$1,686.9	$957.0	$724.5	$346.2
Fintech	959.3	665.0	391.2	256.8
Total	$2,646.2	$1,622.0	$1,115.7	$603.0

(*) The table above may not total due to rounding.

(**) Includes marketplace fees, shipping fees, sales of goods, ad sales, classified fees and other ancillary services.

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

Fintech revenues correspond to our Mercado Pago service, which are attributable to:

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the nine-month periods ended September 30, 2020 and 2019, no single customer accounted for more than 5.0% of our net revenues.

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

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues, which are classified as a cost of net revenues. These taxes represented 8.0% of net revenues for the nine-month period ended September 30, 2020, as compared to 8.3% for the same period in 2019. For the three-month period ended September 30, 2020 these taxes represented 8.7% of net revenues, as compared to 8.1% for the same period in 2019.

Cost of net revenues

Cost of net revenues primarily includes bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, shipping operation costs (including warehousing costs), carrier and other operating costs, cost of sales of goods, fraud prevention fees, certain taxes on revenues, certain taxes on bank transactions, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges and depreciation and amortization.

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

Results of operations for the nine and three-month periods ended September 30, 2020 compared to the nine and three-month periods ended September 30, 2019

The selected financial data for the nine and three-month periods ended September 30, 2020 and 2019 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that Management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the nine and three-month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020 or for any other period.

Statement of income data

	Nine-month Periods Ended September 30,		Three-months Periods Ended September 30,
(In millions)	2020 (*)	2019 (*)	2020 (*)	2019 (*)
	(Unaudited)		(Unaudited)
Net revenues	$2,646.2	$1,622.0	$1,115.7	$603.0
Cost of net revenues	(1,426.0)	(828.3)	(635.5)	(318.7)
Gross profit	1,220.2	793.8	480.2	284.3

Operating expenses:
Product and technology development	(235.5)	(165.8)	(88.8)	(59.5)
Sales and marketing	(620.2)	(564.3)	(229.6)	(252.9)
General and administrative	(211.7)	(148.0)	(78.7)	(53.9)
Total operating expenses	(1,067.4)	(878.0)	(397.1)	(366.3)
Income (loss) from operations	152.8	(84.3)	83.1	(81.9)

Other income (expenses):
Interest income and other financial gains	80.1	86.6	24.6	28.5
Interest expense and other financial losses	(75.1)	(44.7)	(24.5)	(14.5)
Foreign currency (losses) gains	(32.5)	(1.9)	(30.4)	1.0
Net income (loss) before income tax expense	125.3	(44.3)	52.7	(66.9)

Income tax expense	(75.5)	(73.7)	(37.6)	(79.2)
Net income (loss)	$49.9	$(118.0)	$15.0	$(146.1)

(*) The table above may not total due to rounding.

Principal trends in results of operations

Net revenues

Our net revenues maintained its growth trajectory during the third quarter of 2020, specifically related to the increase in our gross merchandise volume and the growth of our Fintech solution services (off-platform transactions through Mercado Pago, credits business, financing payment transactions, etc.). Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Net Revenues” section in the current document for further detail on net revenues trends for the nine and three-month periods ended September 30, 2020.

The COVID-19 pandemic has affected many companies and industries in Latin America, our Company included, especially during the end of first quarter of 2020 when government-imposed total or partial lockdowns and curfews throughout Latin America in late March, some of which have been subsequently extended, modified or rescinded.

Despite the fact that our second and third quarter of 2020 were characterized by the solid performance of our business and our belief that our long-term growth in net revenues will continue in the future, given our leadership in the region and the ongoing opportunities for e-commerce and Fintech solutions in Latin America, we are not able to predict the negative impacts that the COVID-19 pandemic may have on our business in the future.

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

Our gross profit trends are directly affected by our revenue, as stated above, and our cost of net revenues. In this sense, our main cost of net revenue are composed of bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, fraud prevention fees, sales taxes, shipping operation costs (including warehousing costs), carrier and other operating costs, cost of products sold, certain taxes on bank transactions, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges and depreciation and amortization. This cost structure is directly affected by the level of operations of our services, and our strategic plan on gross profit is built on factors such as an ample liquidity to fund expenses and investments and a cost-effective capital structure.

However, in the future, our gross profit margin could decline if we are not able to apply appropriate measures regarding our business to prevent potential negative impacts of the COVID-19 pandemic, if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues trend and we continue offering new shipping subsidies.

For the nine-month periods ended September 30, 2020 and 2019, our gross profit margins were 46.1% and 48.9%, respectively. The decrease in our gross profit margin resulted primarily from an increase in shipping operating costs, as a percentage of net revenues, partially offset by a decrease in collection fees and sales taxes, as a percentage of net revenues.

For the three-month periods ended September 30, 2020 and 2019, our gross profit margins were 43.0% and 47.2%, respectively. The decrease in our gross profit margin resulted primarily from an increase in shipping operating costs, as a percentage of net revenues.

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

The COVID-19 pandemic and its potential negative impacts on our business could also have negative impacts on our operating margins if we fail to closely monitor operating expenses on demand patterns and expenses are not adjusted in order to maintain an appropriate balance of such expenses with our actual rate of business development.

For the nine-month period ended September 30, 2020, as compared to the same period in 2019, our operating margin increased from a negative margin of 5.2% to a positive margin of 5.8%. This increase is primarily a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior.

For the three-month period ended September 30, 2020, as compared to the same period in 2019, our operating margin increased from a negative margin of 13.6% to a positive margin of 7.4%. This increase is primarily a consequence of marketing expenditures efficiencies we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior.

Other Data

	Nine-month Periods Ended September 30,		Three-month Periods Ended September 30,
(in millions)	2020	2019	2020	2019

Unique active users (1)	112.5	61.1	76.1	39.6
Number of confirmed new registered users during period (2)	46.8	38.6	16.8	13.8
Gross merchandise volume (3)	$14,361.4	$10,126.1	$5,902.4	$3,640.7
Number of successful items sold (4)	489.9	269.4	205.7	98.0
Number of successful items shipped (5)	435.2	214.3	187.6	81.2
Total payment volume (6)	$33,814.8	$19,721.7	$14,506.0	$7,565.2
Total volume of payments on marketplace (7)	$13,615.4	$9,393.7	$5,648.9	$3,377.6
Total payment transactions (8)	1,255.2	552.5	559.7	227.0
Capital expenditures	$166.8	$100.8	$65.0	$29.4
Depreciation and amortization	$72.4	$52.5	$28.2	$19.5

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

(7)Measure of the total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago, excluding shipping and financing fees.

(8)Measure of the number of all transactions paid for using Mercado Pago.

Net revenues

	Nine-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	September 30,		to 2020 (*)		September 30,		to 2020 (*)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$2,646.2	$1,622.0	$1,024.1	63.1%	$1,115.7	$603.0	$512.7	85.0%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Our net revenues grew 63.1% and 85.0% for the nine and three-month periods ended September 30, 2020, respectively, as compared to the same periods in 2019. The increase in net revenues was primarily attributable to:

a)an increase of 76.3% and 109.3% in Commerce net revenues for the nine and three-month period resulting from increases in local currency gross merchandise volume in Argentina, Brazil and Mexico of 196%, 51% and 97%, respectively for the nine-month period ended September 30, 2020 and increases in local currency gross merchandise volume in Argentina, Brazil and Mexico of 242%, 74% and 109%, respectively, for the three-month period ended September 30, 2020, as compared to the same periods in 2019. The increase in our local currency gross merchandise volume for the nine and three-month periods ended September 30, 2020 was partially offset by the devaluation of the Brazilian Reais, the Mexican Peso and the Argentine Peso;

b)an increase of $101.3 million and $67.1 million for the nine and three-month periods ended September 30, 2020, as compared to the same periods in 2019, respectively, related to the sale of goods in Brazil, Argentina and Mexico;

c)a decrease of $87.6 million, or 42.4%, in shipping subsidies that are netted from revenues, during the nine-month period ended September 30, 2020 as compared to the same period in 2019. For the three-month period ended September 30, 2020, shipping subsidies that are netted from revenues decreased $29.1 million, or 41.1%, as compared to the same period in 2019;

d)an increase of $66.0 million and $28.3 million for the nine and three-month periods ended September 30, 2020, as compared to the same periods in 2019, respectively, related to the flat fee we charge for transactions below a certain merchandise value mainly in Brazil, Argentina and Mexico; and

e)an increase of our Fintech revenues of 44.2%, from $665.0 million for the nine-month period ended September 30, 2019 to $959.3 million for the nine-month period ended September 30, 2020. An increased 52.3%, from $256.8 million for the three-month period ended September 30, 2019 to $391.2 million for the three-month period ended September 30, 2020. This increases are mainly generated by a 71.5% and 91.7% increase in our total payment volume, mainly associated with off-platform transactions, financing, other payment fees (as we started to monetize wallet funding operations in Brazil) and credits business for the nine and three-month periods ended September 30, 2020, respectively, as compared to the same periods in 2019.

	Nine-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	September 30,		to 2020 (*)		September 30,		to 2020 (*)
Consolidated Net Revenues by revenue stream	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Commerce	$901.2	$564.8	$336.4	59.6%	$383.6	$204.2	$179.5	87.9%
Fintech	572.3	468.4	103.9	22.2%	227.1	185.8	41.3	22.2%
	$1,473.5	1,033.2	$440.3	42.6%	$610.7	$389.9	$220.8	56.6%
Argentina
Commerce	$369.3	$170.0	$199.3	117.2%	$163.8	$61.8	$102.0	165.0%
Fintech	287.5	153.9	133.7	86.9%	120.9	54.4	66.6	122.4%
	$656.8	323.9	$332.9	102.8%	$284.7	$116.2	$168.5	145.0%
Mexico
Commerce	$307.8	$161.8	$146.0	90.3%	$125.0	$59.5	$65.5	110.1%
Fintech	63.3	28.5	34.8	121.8%	25.4	11.9	13.5	114.0%
	$371.1	190.3	$180.8	95.0%	$150.4	$71.4	$79.0	110.7%
Other countries
Commerce	$108.6	$60.5	$48.2	79.6%	$52.0	$20.7	$31.3	151.0%
Fintech	36.2	14.2	22.0	154.7%	17.8	4.8	13.0	271.4%
	$144.8	74.7	$70.1	93.9%	$69.9	$25.5	$44.3	173.7%
Consolidated
Commerce	$1,686.9	$957.0	$729.8	76.3%	$724.5	$346.2	$378.3	109.3%
Fintech	959.3	665.0	294.3	44.2%	391.2	256.8	134.4	52.3%
Total	$2,646.2	$1,622.0	$1,024.1	63.1%	$1,115.7	$603.0	$512.7	85.0%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Brazil

Commerce revenues in Brazil increased 59.6% in the nine-month period ended September 30, 2020 as compared to the same period in 2019. This increase was primarily a consequence of: i) a 51% increase in local currency gross merchandise volume (partially offset by a 23.4% approximate average devaluation of the local currency); ii) a $115.2 million decrease in shipping subsidies which are presented netted from revenues; iii) an increase of $43.5 million as a result of the flat fee for transactions below a certain merchandise value and; iv) an increase of $35.2 million related to the sale of goods. Fintech revenues grew by 22.2%, a $103.9 million increase, during the nine-month period ended September 30, 2020 as compared to the same period in 2019, mainly driven by a 58.2% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), financing and credits business and other payment fees (as we started to monetize wallet funding operations in Brazil).

.

Commerce revenues in Brazil increased 87.9% in the three-month period ended September 30, 2020 as compared to the same period in 2019. This increase was primarily a consequence of: i) a 74% increase in local currency gross merchandise volume (partially offset by a 26.1% approximate average devaluation of the local currency); ii) a $50.1 million decrease in shipping subsidies which are presented netted from revenues; iii) an increase of $18.3 million as a result of the flat fee for transactions below a certain merchandise value and; iv) an increase of $26.2 million related to the sale of goods. Fintech revenues grew by 22.2%, a $41.3 million increase, during the three-month period ended September 30, 2020 as compared to the same period in 2019, mainly driven by a 67.0% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem) and other payment fees (as we started to monetize wallet funding operations in Brazil).

Argentina

Commerce revenues in Argentina increased 117.2% in the nine-month period ended September 30, 2020 as compared to the same period in 2019. This increase was primarily a consequence of: i) a 196% increase in local currency gross merchandise volume (partially offset by a 34.0% approximate average devaluation of the local currency); ii) an increase of $7.6 million as a result of the flat fee for transactions below a certain merchandise value and; iii) an increase of $46.7 million related to the sale of goods. This increase was partially offset by a $19.0 million increase in shipping subsidies, which are presented netted from revenues. Fintech revenues grew 86.9%, a $133.7 million increase, during the nine-month period ended September 30, 2020 as compared to the same period in 2019, mainly driven by a 162.1% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem) and financing, partially offset by the aforementioned devaluation of the local currency.

Commerce revenues in Argentina increased 165.0% in the three-month period ended September 30, 2020 as compared to the same period in 2019. This increase was primarily a consequence of: i) a 242% increase in local currency gross merchandise volume (partially offset by a 31.1% approximate average devaluation of the local currency); ii) an increase of $3.2 million as a result of the flat fee for transactions below a certain merchandise value and; iii) an increase of $26.1 million related to the sale of goods. This increase was partially offset by a $15.4 million increase in shipping subsidies which are presented netted from revenues. Fintech revenues grew 122.4%, a $66.6 million increase, during the three-month period ended September 30, 2020 as compared to the same period in 2019, mainly driven by a 178.8% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem) and financing, partially offset by the aforementioned devaluation of the local currency.

Mexico

Commerce revenues in Mexico increased 90.3% in the nine-month period ended September 30, 2020, as compared to the same period in 2019, mainly due to: i) a 97% increase in local currency gross merchandise volume (partially offset by a 11.7% approximate average devaluation of the local currency); ii) an increase of $16.4 million related to the sale of goods and; iii) an increase of $12.9 million as a result of the flat fee for transactions below a certain merchandise value. Fintech revenues grew 121.8%, a $34.8 million increase, during the nine-month period ended September 30, 2020 as compared to the same period in 2019, mainly driven by a 112.8% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), financing and credits business, partially offset by the aforementioned devaluation of the local currency.

Commerce revenues in Mexico increased 110.1% in the three-month period ended September 30, 2020, as compared to the same period in 2019, mainly due to: i) a 109% increase in local currency gross merchandise volume (partially offset by an 12.0% approximate average devaluation of the local currency); ii) an increase of $11.8 million related to the sale of goods and; iii) an increase of $5.2 million as a result of the flat fee for transactions below a certain merchandise value. Fintech revenues grew 114.0%, a $13.5 million increase, during the three-month period ended September 30, 2020 as compared to the same period in 2019, mainly driven by a 107.8% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), financing and credits business, partially offset by the aforementioned devaluation of the local currency.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,		December 31,
	(in millions, except percentages)
	(*)
2020
Net revenues	$652.1	$878.4	$1,115.7	$	n/a
Percent change from prior quarter	-3%	35%	27%
2019
Net revenues	$473.8	$545.2	$603.0		$674.3
Percent change from prior quarter	11%	15%	11%		12%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies, for the nine and three-month periods ended September 30, 2020 as compared to the same period in 2019:

	Changes from 2019 to 2020 (*)
(% of revenue growth in Local Currency)	Nine-month period	Three-month period
Brazil	87.7%	112.2%
Argentina	212.5%	259.5%
Mexico	122.1%	139.5%
Other Countries	123.4%	205.8%
Total Consolidated	117.3%	148.5%

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

Cost of net revenues

	Nine-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	September 30,		to 2020 (*)		September 30,		to 2020 (*)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$1,426.0	$828.3	$597.7	72.2%	$635.5	$318.7	$316.8	99.4%
As a percentage of net revenues (*)	53.9%	51.1%			57.0%	52.8%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2020 as compared to the same period in 2019, the increase of $597.7 million in cost of net revenues was primarily attributable to: i) a $184.2 million increase in shipping operating costs; ii) a $141.0 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iii) a $104.5 million increase in cost of sales of goods in Brazil, Argentina and Mexico; iv) a $76.1 million increase in sales taxes; v) a $33.8 million increase in hosting expenses and; vi) a $22.3 million increase in customer support costs mainly associated to salaries and wages due to new hires and temporary customer support workers.

For the three-month period ended September 30, 2020 as compared to the same period in 2019, the increase of $316.8 million in cost of net revenues was primarily attributable to: i) a $84.0 million increase in shipping operating costs; ii) a $74.8 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iii) a $61.7 million increase in cost of sales of goods mainly in Brazil, Argentina and Mexico; iv) a $48.6 million increase in sales taxes; v) a $14.7 million increase in hosting expenses and; vi) a $15.1 million increase in customer support costs mainly associated to salaries and wages due to new hires and temporary customer support workers.

Product and technology development expenses

	Nine-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	September 30,		to 2020 (*)		September 30,		to 2020 (*)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$235.5	$165.8	$69.7	42.0%	$88.8	$59.5	$29.3	49.3%
As a percentage of net revenues (*)	8.9%	10.2%			8.0%	9.9%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2020, the increase in product and technology development expenses as compared to the same period in 2019 amounted to $69.7 million. This increase was primarily attributable to: i) a $45.0 million increase in salaries and wages mainly related to new hiring; ii) a $9.7 million increase in maintenance expenses mainly related to higher software licenses expenses and iii) a $8.4 million increase in depreciation and amortization expenses.

For the three-month period ended September 30, 2020, the increase in product and technology development expenses as compared to the same period in 2019 amounted to $29.3 million. This increase was primarily attributable to: i) a $16.9 million increase in salaries and wages mainly related to new hiring; ii) a $6.6 million increase in maintenance expenses mainly related to higher software licenses expenses and iii) a $3.0 million increase in depreciation and amortization expenses.

We believe product development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Nine-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	September 30,		to 2020 (*)		September 30,		to 2020 (*)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$620.2	$564.3	$55.9	9.9%	$229.6	$252.9	$(23.3)	-9.2%
As a percentage of net revenues (*)	23.4%	34.8%			20.6%	41.9%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2020, the $55.9 million increase in sales and marketing expenses as compared to the same period in 2019 was primarily attributable to: i) a $47.3 million increase in our buyer protection program expenses, mainly in Mexico, Brazil and Argentina; ii) a $32.0 million increase in bad debt expenses explained by the recognition of a charge of $27.0 million during the second quarter of 2020 related to accumulated accounts receivable from an unaffiliated entity in Argentina and the adoption of the ASC 326 effective January 1, 2020; iii) a $17.2 million increase in chargebacks from credit cards due to the increase in our Mercado Pago transactions volume; iv) a $11.7 million increase in salaries and wages and; v) a $ 10.7 million increase in other sales expenses mainly related to strategic marketing initiatives expenses. This increase was partially offset by a $65.7 million decrease in online and offline marketing expenses mainly in Brazil, Mexico and Argentina as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior.

For the three-month period ended September 30, 2020, the $23.3 million decrease in sales and marketing expenses as compared to the same period in 2019 was primarily attributable to: i) a $52.3 million decrease in online and offline marketing expenses mainly in Brazil, Mexico and Argentina as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior; and ii) a $ 11.0 million decrease in bad debt expenses mainly related to higher originations with better profitability. This decrease was partially offset by: i) a $26.9 million increase in our buyer protection program expenses, mainly in Mexico, Brazil and Argentina; ii) a $ 11.1 million increase in chargebacks from credit cards due to the increase in our Mercado Pago transactions volume; iii) a $5.2 million increase in salaries and wages.

General and administrative expenses

	Nine-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	September 30,		to 2020 (*)		September 30,		to 2020 (*)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$211.7	$148.0	$63.7	43.0%	$78.7	$53.9	$24.8	46.1%
As a percentage of net revenues (*)	8.0%	9.1%			7.1%	8.9%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2020, the $63.7 million increase in general and administrative expenses as compared to the same period in 2019 was primarily attributable to: i) a $39.1 million increase in salaries and wages, mainly related to the LTRPs as a consequence of the increase in our common stock price; and ii) a $16.0 million increase in other general and administrative expenses mainly related to certain tax withholdings.

For the three-month period ended September 30, 2020, the $24.8 million increase in general and administrative expenses as compared to the same period in 2019 was primarily attributable to: i) a $13.6 million increase in salaries and wages, mainly related to the LTRPs as a consequence of the increase in our common stock price; and ii) a $13.0 million increase in other general and administrative expenses mainly related to certain tax withholdings. This increase was partially offset by a $2.7 million decrease in tax and other fees.

Other income (expense), net

	Nine-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	September 30,		to 2020 (*)		September 30,		to 2020 (*)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$(27.5)	$40.0	$(67.5)	-168.7%	$(30.4)	$15.0	$(45.4)	-302.7%
As a percentage of net revenues (*)	-1.0%	2.5%			-2.7%	2.5%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2020, the $67.5 million decrease in other income (expense), net as compared to the same period in 2019 was primarily attributable to: i) a $30.6 million increase in our foreign currency loss mainly related to a loss of $30.5 million derived from the difference between the Argentina’s official exchange rate and the Blue Chip Swap Rate at the moment of the share repurchase transaction (referred to Note 16 of our unaudited interim condensed consolidated financial); ii) a $30.4 million increase in financial expenses mainly attributable to financial loans entered into during the second and third quarter of 2020, mainly in Brazil and Argentina and interest expenses from our trusts related to the factoring of our credit card receivables in Argentina and; iii) a $6.5 million decrease in interest income from our financial investments as a result of lower interest rates in our investments as a consequence of the pandemic, mainly offset by higher interest income in Argentina due to higher float.

For the three-month period ended September 30, 2020, the $45.4 million decrease in other income (expense), net as compared to the same period in 2019 was primarily attributable to: i) a $31.4 million increase in our foreign currency loss mainly related to a loss of $30.5 million derived from the difference between the Argentina’s official exchange rate and the Blue Chip Swap Rate at the moment of the share repurchase transaction (referred to Note 16 of our unaudited interim condensed consolidated financial); ii) a $10.1 million increase in financial expenses mainly attributable to financial loans entered into during the third quarter of 2020, mainly in Brazil and Argentina and interest expenses from our trusts related to the factoring of our credit card receivables in Argentina and; iii) a $3.9 million decrease in interest income from our financial investments as a result of lower interest rates in our investments as a consequence of the pandemic, mainly offset by higher interest income in Argentina due to higher float.

Income tax

	Nine-month Periods Ended		Change from 2019		Three-month Periods Ended		Change from 2019
	September 30,		to 2020 (*)		September 30,		to 2020 (*)
	2020	2019	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax expense	$(75.5)	$(73.7)	$(1.7)	2.3%	$(37.6)	$(79.2)	$41.5	-52.5%
As a percentage of net revenues (*)	-2.9%	-4.5%			-3.4%	-13.1%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

During the nine-month period ended September 30, 2020 as compared to the same period in 2019, income tax expense increased by $1.7 million mainly as a result of: i) higher income tax expense in Argentina as a consequence of the temporary suspension of the knowledge-based economy promotional regime in 2020, which had a direct impact on the income tax rate for our Argentine business and higher income tax expense as a consequence of higher pre-tax gain in our Argentine segment in 2020; ii) higher income tax expense in Brazil, as a consequence of higher pre-tax gain in our Brazilian segment during 2020; and iii) higher income tax expense due to withholding tax on dividends. This increase was partially offset by lower income tax expense in Mexico and Colombia mainly as a result of valuation allowances accounted for on certain deferred tax assets in those countries during the third quarter of 2019.

During the three-month period ended September 30, 2020 as compared to the same period in 2019, income tax expense decreased by $41.5 million mainly as a result of valuation allowances accounted for on certain deferred tax assets in Mexico and Colombia during the third quarter of 2019. This decrease was partially offset by: i) higher income tax expense in Argentina as a consequence of the temporary suspension of the knowledge-based economy promotional regime in 2020, which had a direct impact on the income tax rate for our Argentine business and higher income tax expense as a consequence of higher pre-tax gain in our Argentine segment in 2020; ii) higher income tax expense in Brazil, as a consequence of higher pre-tax gain in our Brazilian segment during 2020; and iii) higher income tax expense due to withholding tax on dividends.

Our effective tax rate is defined as income tax expense as a percentage of income before income tax expense.

The following table summarizes our effective tax rates for the nine and three-month periods ended September 30, 2020 and 2019:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30, (*)		September 30, (*)
	2020	2019	2020	2019

Effective tax rate	60.2%	-166.5%	71.5%	-118.3%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Our effective tax rate for the nine and three-month periods ended September 30, 2020 increased to a positive effective tax rate as compared to the same period in 2019, largely as a result of: i) an increase in our Argentine income tax rate mainly as a consequence of the temporary suspension of the knowledge-based economy promotional regime in 2020 by Argentine government until new rules for the application of the regime are issued, ii) the valuation allowances on certain accumulated deferred tax assets in Mexico and Colombia accounted for in the nine and three-month periods ended September 30, 2020, iii) the foreign exchange loss accounted for the purchase of own shares during the third quarter of 2020 which is considered a non-deductible expense, and iv) higher income tax expense due to withholding tax on dividends. For the nine and three-month periods ended September 30, 2019 the negative effective tax rate is a consequence of the valuation allowance accounted for on certain deferred tax assets in Mexico and Colombia.

The following table summarizes our effective tax rates for the nine and three-month periods ended September 30, 2020 and 2019:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
	2020	2019	2020	2019
Effective tax rate by country
Argentina	32.6%	9.1%	32.1%	12.6%
Brazil	22.7%	28.7%	9.7%	26.3%
Mexico	-3.1%	-55.5%	-7.6%	-169.3%

The increase in the effective income tax rate in our Argentine subsidiaries during the nine and three-month periods ended September 30, 2020 as compared to the same periods in 2019 was mainly a consequence of the temporary suspension of the knowledge-based economy promotional regime since 2020 by the Argentine government until new rules for the application of the regime are issued, which had a direct impact on the income tax rate for our Argentine business. For information regarding the benefits granted to the Company under the software development law and the status of the knowledge-based economy promotional regime, please see Note 2 to our interim unaudited condensed consolidated financial statements.

The decrease in our Brazilian effective income tax rate for the nine and three-month periods ended September 30, 2020 as compared to the same period in 2019, was mainly related to higher non-taxable pre-tax gains.

The decrease in our Mexican negative effective income tax rate for the nine and three-month periods ended September 30, 2020 as compared to the same periods in 2019, was mainly related to a higher valuation allowance accounted for in the period ended September 30, 2019 as compared with the valuation allowances accounted for in the periods ended September 30, 2020.

Segment information

(In millions, except for percentages)	Nine-month Period Ended September 30, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$1,473.5	$656.8	$371.1	$144.8	$2,646.2
Direct costs	(1,148.9)	(465.8)	(370.2)	(115.8)	(2,100.7)
Direct contribution	$324.5	$191.0	$0.9	$29.0	$545.4
Margin	22.0%	29.1%	0.2%	20.0%	20.6%

	Nine-month Period Ended September 30, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$1,033.2	$323.9	$190.3	$74.7	$1,622.0
Direct costs	(872.0)	(239.9)	(254.3)	(70.7)	(1,437.1)
Direct contribution	$161.2	$83.9	$(64.0)	$3.9	$185.1
Margin	15.6%	25.9%	-33.6%	5.3%	11.4%

	Change from the Nine-month Period Ended September 30, 2019 to September 30, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$440.3	$332.9	$180.8	$70.1	$1,024.1
in %	42.6%	102.8%	95.0%	93.9%	63.1%
Direct costs
in Dollars	$(277.0)	$(225.9)	$(115.9)	$(45.0)	$(663.7)
in %	31.8%	94.1%	45.6%	63.7%	46.2%
Direct contribution
in Dollars	$163.3	$107.1	$64.9	$25.1	$360.4
in %	101.3%	127.5%	101.3%	638.9%	194.7%

(In millions, except for percentages)	Three-month Period Ended September 30, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$610.7	$284.7	$150.4	$69.9	$1,115.7
Direct costs	(501.5)	(193.4)	(144.9)	(53.2)	(893.0)
Direct contribution	$109.2	$91.4	$5.5	$16.6	$222.7
Margin	17.9%	32.1%	3.6%	23.8%	20.0%

	Three-month Period Ended September 30, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$389.9	$116.2	$71.4	$25.5	$603.0
Direct costs	(370.7)	(88.5)	(103.5)	(25.8)	(588.6)
Direct contribution	$19.2	$27.7	$(32.2)	$(0.3)	$14.4
Margin	4.9%	23.8%	-45.1%	-1.3%	2.4%

	Change from the Three-month Period Ended September 30, 2019 to September 30, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$220.8	$168.5	$79.0	$44.3	$512.7
in %	56.6%	145.0%	110.7%	173.7%	85.0%
Direct costs
in Dollars	$(130.8)	$(104.8)	$(41.4)	$(27.4)	$(304.4)
in %	35.3%	118.4%	40.0%	105.9%	51.7%
Direct contribution
in Dollars	$89.9	$63.7	$37.6	$17.0	$208.2
in %	467.6%	230.3%	117.0%	5,291.8%	1,443.9%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the nine and three-month period ended September 30, 2020 as compared to the same periods in 2019 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues.”

Direct costs

Brazil

For the nine-month period ended September 30, 2020, as compared to the same period in 2019, direct costs increased by 31.8%, mainly driven by: i) a 55.8% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business and cost of sale of goods as a consequence of an increase in sales of products; ii) a 43.1% increase in product and technology development expenses, mainly due to an increase in salaries and wages, maintenance expenses mostly related to higher software licenses expenses and depreciation and amortization expenses; and iii) a 48.0% increase in general and administrative expenses, mostly attributable to an increase in salaries and wages mainly related to the LTRPs and other general and administrative expenses principally related to certain tax withholdings. This increase was partially offset by a 6.1% decrease in sales and marketing expenses, mainly due to a decrease in online and offline marketing expenses as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior.

For the three-month period ended September 30, 2020, as compared to the same period in 2019, direct costs increased by 35.3%, mainly driven by: i) a 77.1% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business and cost of sale of goods as a consequence of an increase in sales of products; ii) a 56.7% increase in product and technology development expenses, mainly due to an increase in salaries and wages, maintenance expenses mostly related to higher software licenses expenses and depreciation and amortization expenses; and iii) a 46.6% increase in general and administrative expenses, mostly attributable to an increase in salaries, mainly related to the LTRPs and other general and administrative expenses principally related to certain tax withholdings. This increase was partially offset by a 17.9% decrease in sales and marketing expenses, mainly due to a decrease in online and offline marketing expenses as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior.

Argentina

For the nine-month period ended September 30, 2020, as compared to the same period in 2019, direct costs increased by 94.1%, mainly driven by: i) a 109.5% increase in cost of net revenues, mainly attributable to an increase in cost of sale of goods as a consequence of an increase in sales of products, an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, and an increase in shipping operating costs and sales taxes; ii) a 63.0% increase in sales and marketing expenses, mainly due to an increase in bad debt expenses explained by the recognition of a charge of $27.0 million related to accumulated accounts receivable from an unaffiliated entity in Argentina during the second quarter of 2020 and the adoption of the ASC 326 effective January 1, 2020, and buyer protection program expenses partially offset by a decrease in online and offline marketing expenses as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior; iii) a 59.7% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses; and iv) a 50.9% increase in general and administrative expenses, mostly attributable to an increase in salaries and wages, mainly related to the LTRPs and other general and administrative expenses principally related to certain tax withholdings.

For the three-month period ended September 30, 2020, as compared to the same period in 2019, direct costs increased by 118.4%, mainly driven by: i) a 162.7% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, shipping operating costs, and an increase in cost of sale of goods as a consequence of an increase in sales of products and sales taxes; ii) a 18.2% increase in sales and marketing expenses, mainly due to buyer protection program expenses partially offset by a decrease in online and offline marketing expenses as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior; iii) a 115.4% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses; and iv) a 70.0% increase in general and administrative expenses, mostly attributable to an increase in salaries and wages, mainly related to the LTRPs and other general and administrative expenses principally related to certain tax withholdings.

Mexico

For the nine-month period ended September 30, 2020, as compared to the same period in 2019, direct costs increased by 45.6%, mainly driven by: i) a 73.5% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, an increase in collection fees due to higher Mercado Pago penetration, cost of sale of goods as a consequence of an increase in sales of products and customer support costs; ii) a 11.0% increase in sales and marketing expenses, mainly due to buyer protection program expenses and bad debt expenses partially explained by the adoption of the ASC 326 effective January 1, 2020, partially offset by a decrease in online and offline marketing expenses as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior; iii) a 62.8% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses; and iv) a 55.5% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages and other general and administrative expenses principally related to certain tax withholdings.

For the three-month period ended September 30, 2020, as compared to the same period in 2019, direct costs increased by 40.0%, mainly driven by: i) a 89.6% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, cost of sale of goods as a consequence of an increase in sales of products, an increase in collection fees due to higher Mercado Pago penetration and customer support costs; ii) a 138.8% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses and iii) a 62.6% increase in general and administrative expenses, mainly attributable to an increase in other general and administrative expenses mainly related to certain tax withholdings. This increase was partially offset by a 13.8% decrease in sales and marketing expenses, mainly due to a decrease in online and offline marketing expenses as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior.

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

Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. We issued the 2028 Notes for net proceeds of approximately $864.6 million. We have funded Mercado Pago mainly by discounting credit cards receivables and credit lines.

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

Given the uncertain progress of the COVID-19 pandemic and the related macroeconomic instability in the countries where we operate, it is not possible to have certainty around business development and cash generation for the remainder of the year 2020 and 2021. In terms of liquidity and cash management, our relevant sources of funding remain available and new credit facilities have been obtained at the geographic segment level. Please refer to Note 17 to our unaudited condensed consolidated financial statements for further detail on COVID-19 impacts.

As of September 30, 2020, our main source of liquidity was $2,663.5 million of cash and cash equivalents and short-term investments, which excludes a $591.9 million investment related to the Central Bank of Brazil Mandatory Guarantee and $71.8 million investment related to restricted escrow accounts regarding financial loans taken out in Brazil, and consists of cash generated from operations, proceeds from loans, from the issuance of the 2028 Notes and proceeds from the issuance of common and preferred stock.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable, loans receivable, inventory, accounts payable and accrued expenses, funds receivable from and payable to Mercado Pago users, and short-term debt.

As of September 30, 2020, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $2,058.0 million, 53.9% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our non-U.S. dollar-denominated cash and investments amounted to approximately 51.6% of our consolidated cash and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil.

The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2020 and 2019:

	Nine-month Periods Ended
	September 30, (*)
(In millions)	2020	2019
Net cash (used in) provided by:
Operating activities	$926.0	$372.8
Investing activities	(838.1)	(1,273.4)
Financing activities	242.4	1,941.1
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(157.5)	(48.2)
Net increase in cash and cash equivalents, restricted cash and cash equivalents	$172.7	$992.3

(*) The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Nine-month Periods Ended		Change from 2019
	September 30, (*)		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$926.0	$372.8	$553.2	148.4%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The $553.2 million increase in net cash provided by operating activities during the nine-month period ended September 30, 2020, as compared to the same period in 2019, was primarily driven by a $616.9 million increase in funds payable to customers, a $268.9 million increase in payables and accrued expenses and a $167.9 million increase in net income, partially offset by a decrease of $417.4 million in credit cards receivable and other means of payment and a $87.9 million decrease in other liabilities.

Net cash used in investing activities

	Nine-month Periods Ended		Change from 2019
	September 30, (*)		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(838.1)	$(1,273.4)	$435.3	-34.2%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the nine-month period ended September 30, 2020 resulted mainly from purchases of investments of $3,600.7 million, which was partially offset by proceeds from the sale and maturity of investments of $3,081.6 million, consistent with our treasury strategy of investing part of our available liquidity, principally, in U.S treasury securities. We also used: a) $159.8 million in the purchase of property and equipment (mainly in information technology assets in Argentina, Brazil and Mexico), b) $170.3 million in principal of loans receivable granted to merchants and consumers under our Mercado Credito solution and c) $6.9 million in payments related to the acquisition of Kiserty S.A. The cash used in investing activities in the nine-month period ended September 30, 2020 was partially offset by receipts from settlements of derivative instruments for $17.8 million.

Net cash provided by financing activities

	Nine-month Periods Ended		Change from 2019
	September 30, (*)		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Financing activities	$242.4	$1,941.1	$(1,698.7)	-87.5%

 (*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2020, our cash provided by financing activities was primarily derived from $474.3 million in net proceeds from loans payable and other financial liabilities partially offset by the payment of $186.8 million for the purchase of capped calls and $39.7 million for the Common Stock repurchased.

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

Financial loans in Brazil

Due to the COVID-19 pandemic situation, we have obtained new credit facilities at the geographic segment level. As of September 30, 2020, we obtained credit facilities in Brazil with an outstanding amount of $369.6 million. Please refer to Note 11 of our unaudited interim condensed consolidated financial statements for further information on our loans and Note 17 for further detail on COVID-19 impacts.

Mercado Pago Funding

In 2020, we, through our subsidiaries, continued obtaining certain lines of credit in Argentina, Chile and Uruguay primarily to fund the Mercado Pago business. Additionally, we continue to securitize certain loans and credit card receivables through our Argentine, Mexican and Brazilian SPEs, formed to securitize loans provided by us to our users and credit cards receivable. Please refer to Note 13 to our interim unaudited condensed consolidated financial statements for additional detail.

Capital expenditures

Our capital expenditures (composed of our payments for property and equipment (as fulfillment centers), intangible assets and acquired businesses) for the nine-month periods ended September 30, 2020 and 2019 amounted to $166.8 million and $100.8 million, respectively.

During the nine-month period ended September 30, 2020 we invested $102.6 million in information technology in Brazil, Argentina and Mexico, and $48.1 million in our Argentine, Brazilian and Mexican offices.

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

Off-balance sheet arrangements

As of September 30, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The following table sets forth the FX neutral measures related to our reported results of the operations for the nine and three-month periods ended September 30, 2020:

	Nine-month Periods Ended September 30, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2020	2019	Percentage Change	2020	2019	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 2,646.2	$ 1,622.0	63.1%	$ 3,524.4	$ 1,622.0	117.3%
Cost of net revenues	(1,426.0)	(828.3)	72.2%	(1,866.8)	(828.3)	125.4%
Gross profit	1,220.2	793.8	53.7%	1,657.6	793.8	108.8%

Operating expenses	(1,067.4)	(878.0)	21.6%	(1,427.3)	(878.0)	62.6%
Income (loss) from operations	152.8	(84.3)	281.3%	230.3	(84.3)	373.3%

	Three-month Periods Ended September 30, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2020	2019	Percentage Change	2020	2019	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 1,115.7	$ 603.0	85.0%	$ 1,498.4	$ 603.0	148.5%
Cost of net revenues	(635.5)	(318.7)	99.4%	(839.8)	(318.7)	163.5%
Gross profit	480.2	284.3	68.9%	658.6	284.3	131.6%

Operating expenses	(397.1)	(366.3)	8.4%	(532.4)	(366.3)	45.4%
Income (loss) from operations	83.1	(81.9)	201.4%	126.2	(81.9)	253.9%

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

As of September 30, 2020, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of September 30, 2020, the total cash, cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $951.2 million, short-term investments denominated in foreign currencies totaled $1,010.7 million and accounts receivable, credit cards receivable and other means of payment and loans receivable in foreign currencies totaled $954.9 million. As of September 30, 2020, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, as forwards, in order to mitigate our exposure to foreign exchange risk. As of September 30, 2020, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $1,849.8 million and our U.S. dollar-denominated long-term investments totaled $6.9 million.

For the nine-month period ended September 30, 2020, we had a consolidated loss on foreign currency of $32.5 million mainly related to a loss of $30.5 million derived from the difference between the Argentina’s official exchange rate and the Blue Chip Swap Rate at the moment of the share repurchase transaction. For the three-month period ended September 30, 2020, we had a consolidated loss on foreign currency of $30.4 million mainly related to a loss of $30.5 million derived from the difference between the Argentina’s official exchange rate and the Blue Chip Swap Rate at the moment of the share repurchase transaction (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information).

The following table sets forth the percentage of consolidated net revenues by segment for the nine and three-month periods ended September 30, 2020 and 2019:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
(% of total consolidated net revenues) (*)	2020	2019	2020	2019
Brazil	55.7%	63.7%	54.7%	64.7%
Argentina	24.8	20.0	25.5	19.3
Mexico	14.0	11.7	13.5	11.8
Other Countries	5.5	4.6	6.3	4.2

(*) Percentages have been calculated using whole-dollar amounts.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, cost of net revenues, operating expenses, other expenses and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed at the moment of translating our financial statements to U.S. dollar as of September 30, 2020:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 2,940.1	$ 2,646.2	$ 2,405.7
Expenses	(2,761.0)	(2,493.3)	(2,284.5)
Income from operations	179.1	152.8	121.1

Other income/(expenses) and income tax related to P&L items	(77.5)	(70.4)	(64.7)

Foreign Currency impact related to the remeasurement of our Net Asset position	(32.6)	(32.5)	(32.5)
Net Income	69.1	49.9	24.0

Total Shareholders' Equity	$ 1,780.0	$ 1,746.1	$ 1,635.3

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

As of September 30, 2020, the Argentine Peso exchange rate against the U.S. dollar was 76.18.

In the second half of 2019, the Argentine government reinstituted exchange controls restricting the purchase of foreign currencies. As a result of these exchange controls, many Argentine entities use a trading mechanism commonly known as the Blue Chip Swap, in which an entity buys U.S. dollar denominated securities in Argentina using Argentine peso, transfers the securities outside Argentina and sells the securities for U.S. dollars. The Blue Chip Swap Rate is the implicit exchange rate resulting from the Blue Chip Swap transaction. The Blue Chip Swap Rate has diverged significantly from Argentina’s official exchange rate. As of September 30, 2020, the Blue Chip Swap rate was 91.2% higher than Argentina’s official exchange rate.

If we had used the Blue Chip Swap Rate since January 1, 2020 to account for the net revenues of the Argentine subsidiaries, the reported Argentine segment net revenues for the nine and three-month periods ended September 30, 2020 would have amounted to $413.5 million and $168.1 million, respectively.

Brazilian Segment

Considering a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar on September 30, 2020, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $64.7 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $15.5 million in our Brazilian subsidiaries.

Mexican Segment

Considering a hypothetical devaluation of 10% of the Mexican peso against the U.S. dollar on September 30, 2020, the reported net assets in our Mexican subsidiaries would have decreased by approximately $20.6 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $6.8 million in our Mexican subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables. As of September 30, 2020, Mercado Pago’s receivables totaled $660.4 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of September 30, 2020, loans receivable from our Mercado Credito solution totaled $254.2 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of September 30, 2020, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 0.4%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair value of our available for sale securities as of September 30, 2020 could decrease (increase) by approximately $4.4 million.

As of September 30, 2020, our short-term investments amounted to $2,187.5 million and our long-term investments amounted to $6.9 million. Our short-term investments, except for the $591.9 million investment related to the Central Bank of Brazil Mandatory Guarantee and $71.8 million investment related to restricted escrow accounts regarding financial loans taken in Brazil, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

At September 30, 2020, the total contractual obligation fair value of our 2015, 2016, 2017, 2018, 2019 and 2020 LTRP Variable Payment obligation amounted to $273.2 million. As of September 30, 2020, the accrued liability related to the 2015, 2016, 2017, 2018, 2019 and 2020 Variable Payment of the LTRP included in Salaries and Social security payable in our condensed consolidated balance sheet amounted to $86.6 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the 2015, 2016, 2017, 2018, 2019 and 2020 LTRP Variable Payment if our common stock price per share were to increase or decrease by up to 40%:

		As of September 30, 2020
		MercadoLibre, Inc	2015, 2016, 2017, 2018, 2019 and 2020
		Equity Price	LTRP Variable contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		1,516.00	382,507
30%		1,407.72	355,185
20%		1,299.43	327,863
10%		1,191.15	300,541
Static	(*)	1,082.86	273,219
-10%		974.57	245,897
-20%		866.29	218,575
-30%		758.00	191,253
-40%		649.72	163,932

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting that was disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2020.

Remediation Plan

As previously described in Part I, Item 4 of our quarterly report on Form 10-Q for the quarter ended June 30, 2020, management has begun implementing a remediation plan to address the material weakness referred to above. The remediation plan includes the following: i) changes to the control owners of the specific controls impacted by the material weakness, ii) an increase in the frequency of these controls, iii) implementation of new IT applications to support the performance of the reconciliation controls on accounts receivable from means of payments, and iv) hiring of competent outsourced personnel and expertise to assist in the execution of these controls.

We expect that the remediation plan will be completed prior to the end of fiscal year 2020. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Controls Over Financial Reporting

Other than as described above under the caption “Remediation Plan”, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Most of our employees are working remotely due to the COVID-19 pandemic, and we continue to monitor and assess the impact of the COVID-19 pandemic on our internal controls.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 9 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and our Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “First Quarter Form 10-Q”). The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2019 Form 10-K and First Quarter Form 10-Q. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factor discussed below. The risk described below and in our 2019 Form 10-K and First Quarter Form 10-Q, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations:

The outbreak of COVID-19 has had, and may in the future have, a negative impact on the global economy and on our business, operations and results

The outbreak of COVID-19, a novel strain of coronavirus, was recognized as a pandemic by the World Health Organization in March 2020, and has now spread around the world. The outbreak has resulted in government authorities and businesses throughout the world implementing numerous measures to contain or mitigate it, including travel bans and restrictions, quarantines, shelter in place and lock-down orders and business limitations and shutdowns. These measures have had dramatic adverse consequences for the global economy, including on demand, operations, supply chains and financial markets, and have significantly contributed to deteriorating macroeconomic conditions. The full extent of the nature and scope of the consequences to date are difficult to evaluate precisely, and their future course is impossible to predict with confidence.

The COVID-19 crisis has had, and may in the future have, negative effects on our business, affecting our level of operations, consumer buying trends, and consequently, our net revenues. The factors adversely affecting our operations include, but are not limited to, lockdowns imposed by Latin American governments that have restricted merchants from operating resulting at times, in our logistics business, in order backlogs and cancellations for orders delivered through drop ship and cross-docking networks; lower foot traffic in physical retail that has caused Mercado Pago to experience at times a deceleration in the number of payments processed, resulting in lower mobile point of sale and QR total payment volume growth and; weak macro-economic conditions in certain countries in which the Company operates, coupled with devaluations of certain local currencies in those countries against the U.S. dollar, which could cause a decline in year-over-year net revenues as measured in U.S. dollars.

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

•the long-term effects of COVID-19 on the national and global economy, including on consumer confidence and spending, financial markets and the availability of credit for us, our suppliers and our customers; and

•increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption in light of increased online-banking, e-commerce and other online activity.

A sustained or prolonged COVID-19 outbreak, a resurgence or the emergence of a new strain of coronavirus, could exacerbate the factors described above and intensify the impact on our business. In addition, if the adverse effects of the COVID-19 outbreak are sustained, they could have accounting consequences, such as impairments of fixed assets or goodwill. It could also affect our ability to execute our expansion plans or invest in products and development. The resumption of economic activity and business operations to pre-pandemic levels may be delayed or constrained by lingering effects on our merchants and consumers. Accordingly, these factors may adversely affect our business, financial condition and results of operations, even after the COVID-19 outbreak has subsided.

The COVID-19 outbreak has accelerated the shift from in-store shopping and traditional in-store payment methods (e.g., credit cards, debit cards, cash) towards e-commerce and online payments. Our business has benefited from these behavioral shifts, which have mainly resulted in a significant increase in active users and payments volume. To the extent that consumer preferences revert to pre-COVID-19 behaviors as mitigation measures to limit the spread of COVID-19 are eased or lifted, our business, financial condition and results of operations could be adversely impacted.

The COVID-19 outbreak has required and is likely to continue to require management to devote time and attention, as well as increased investments of resources across our enterprise, including as a result of our continued efforts to monitor the progress of the COVID-19 pandemic and any additional measures we may have to take to comply with the rapidly changing regulations of the countries in which we operate. The spread of COVID-19 has caused us to implement modifications to our business practices, including work-from-home policies and strict health and safety precautions for our offices and fulfillment centers. These modifications to our business practices, which may continue for an extended period of time, and subsequent reintroduction into the workplace could pose operational risk, increase cybersecurity risk, strain our business continuity plans, negatively impact productivity, give rise to claims by employees, and impair our ability to manage our business or otherwise adversely affect our business. Additionally, COVID-19 could negatively affect our ability to operate effective internal controls over financial reporting given that a significant number of our employees are required to work from home and therefore new or modified processes, procedures, and controls could be required to respond to changes in our business environment and practices. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that those measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities.

We have identified a material weakness in our internal control over financial reporting which, if not remediated, could result in loss of investor confidence and adversely affect our business or stock price

As described in Part I, Item 4, we identified a deficiency in the effectiveness of a control intended to properly document and review receivables accumulated from an unaffiliated entity in Argentina. Management has concluded that the deficiency identified constitutes a material weakness in our internal control over financial reporting and, as a result, internal control over financial reporting was not effective as of December 31, 2019.

We have developed and are implementing remedial actions to address the material weakness, but there can be no assurance that our efforts will be successful. Implementing these remedial actions could result in additional costs. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. As a result, the existence of the material weakness or any other material weaknesses identified in the future could adversely affect investor confidence in our financial statements and adversely affect our business or stock price.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on May 11, 2007.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 29, 2019.
(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 24, 2018.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: November 5, 2020.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer