Form 10-K/A
period 2019-12-31
MERCADOLIBRE INC
filed 2020-12-23
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Posta 4789, 6th Floor

Buenos Aires, Argentina, C1430CRG

(Address of registrant’s principal executive offices) (Zip Code)

Arias 3751, 7th Floor, Buenos Aires, Argentina, C1430CRG

(Former Address) (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2020, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2020) was approximately $44,862,706,175. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2020 have been excluded from this number because these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 21, 2020, there were 49,869,727 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

None.

2

MERCADOLIBRE, INC.

FORM 10-K/A

FOR FISCAL YEAR ENDED DECEMBER 31, 2019

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 14, 2020 (the “2019 Form 10-K”). The purpose of this Form 10/K-A is to (1) amend and revise Item 9A of Part II, “Controls and Procedures,” with respect to our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting to reflect the identification of the material weaknesses in internal control over financial reporting and (2) amend and revise Item 15(a) of Part IV, “Financial Statements,” solely for the purpose of amending DELOITTE & Co. S.A.’s audit report regarding the effectiveness of our internal control over financial reporting

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the 2019 Form 10-K. This Form 10 K/A continues to speak as of the date of the 2019 Form 10-K and does not include any changes to the consolidated financial statements. Except where expressly noted, we have not updated disclosures contained herein or therein to reflect any events that occurred at a date subsequent to the date of the 2019 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2019 Form 10-K and our other filings with the SEC.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES

Background

We recognized a charge of $27.0 million in the three-month period ended June 30, 2020 resulting from an accumulation of accounts receivable from an unaffiliated entity in Argentina. This entity acts as a collection agent for certain amounts credited to the accounts of our Mercado Pago customers. After conducting a review of these receivables we concluded that there were deficiencies in the timely operation of certain internal controls that constituted material weaknesses as of June 30, 2020 and December 31, 2019.

We also concluded that there were no material errors in the financial results or balances identified as a result of the material weaknesses, and therefore, no need for the restatement of prior period financial statements.

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure control and procedures as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer had concluded on February 14, 2020 that as of December 31, 2019 our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

However, due to the material weaknesses described below, our Chief Executive Officer and our Chief Financial Officer have subsequently revised that assessment and concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting (revised)

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

In the 2019 Form 10-K, our management expressed a conclusion that our internal control over financial reporting was effective. Subsequent to the issuance of the 2019 Form 10-K, we re-evaluated the effectiveness of our internal control over financial reporting based on the COSO framework. Based on that evaluation management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of December 31, 2019.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Specifically, our management determined that, as of December 31, 2019, we have material weaknesses in the following components of the COSO framework due to deficiencies in our means of payments controls.

Risk assessment

We did not design and implement an effective risk assessment based on the criteria established in the COSO framework, so that we would identify that:

-the change in antimonopoly regulations in Argentina towards the end of 2018 intended to foster more competition in the credit cards industry ecosystem, which starting in 2019 resulted in a change whereby entities other than consortia of banks would be able to offer multiple credit card services to shops. This modification in regulations resulted in a more open marketplace where different credit card consortia companies may operate using multiple credit card brands. That change created the need to adapt our processes, systems and controls; however, we did not fully recognize the magnitude of the effects of the change in our reconciling tools and therefore did not timely replace them with enhanced tools.

-the risk that entities involved with credit cards, and other means of payments entities, might not be able to honor their liabilities with us in connection with our users´ deposit transactions with them, including due to an accumulation of balances and the solvency of each of these entities.

Information and communication

We did not maintain adequate information and communication relating to the IT application for automated reconciliations of credit cards and other means of payments´ receivables. The IT automated reconciliation tool was not designed to receive complete collection settlements information and was not designed appropriately to address all the reconciling items, which led to an increase in the need to perform manual control activities to address the reconciling items to properly reflect the payment receivables balances.

Control activities

We did not maintain adequate controls relating to the verification that the balances of credit cards and other means of payment receivables matched detailed external information on settlements, and other internally generated transaction reports, and also to the assessment of the recoverability of credit cards receivable balances from unaffiliated entities, as explained further in the paragraphs below.

Although we had controls designed to address situations in which collections settlements details files received from entities involved with credit cards, and other means of payments entities, might fail to be received or to be automatically uploaded to our IT reconciling tool, which would allow for the reconciling items to be followed-up on and resolved in a timely manner, the control procedures performed to investigate the reconciling items did not adequately identify the cause of the differences and were limited to recording entries for the difference between the actual bank deposit amount and the corresponding amounts reported. As a result, the receivables balances were accumulating in excess of what would be deemed reasonable.

Sub-Account interface mapping errors to transfer credit card transactions information from the operating system to the ERP caused certain transactions corresponding to a third party collection entity to be computed in an incorrect collection entity which made it difficult for the control performers to develop detailed follow-up investigations without significant manual effort on a timely basis. Such unresolved differences were not challenged by management as to whether the accumulated account balance was unusually high and therefore may require correction, reserve or write-off as uncollectible.

Monitoring

Our monitoring did not operate effectively to timely identify the above-mentioned control deficiencies.

The above constituted material weaknesses in internal control over financial reporting as of December 31, 2019. We also concluded that there were no material errors in the financial results or balances as a result of the material weaknesses, and therefore, no need for the restatement of prior period financial statements.

Deloitte & Co S.A., our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019. Deloitte & Co S.A. is expressing an adverse opinion, as stated in their report which appears in Item 15 of this Form 10-K/A.

Remediation Plan

Our management is implementing a remediation plan to address the material weaknesses referred to above. The remediation plan includes the following: i) changes to the control owners of the specific controls impacted by the material weaknesses, ii) increasing the frequency of operation of these controls, iii) enhancing the current IT application and implementation of new IT applications to support the performance of the reconciliation controls on accounts receivable from means of payments, iv) implement new controls over outstanding accounts receivable from means of payment, v) hiring resources with the appropriate expertise to assist in the execution of our remediation plan, vi) conducting a comprehensive risk assessment which includes evaluating the impact of changes in the business, to enable us to effectively identify, develop, and implement controls and procedures to address risks on a timely basis, and vii) hiring internal audit, finance, and accounting resources and expertise to assist with the evaluation of our risk management process, detail testing of newly implemented controls and other activities related to monitoring our overall remediation efforts.

We expect that the remediation plan will be completed prior to the end of fiscal year 2020. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Changes in internal controls are in the process of being implemented as part of the remediation of the material weaknesses mentioned above.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements. The following financial statements are included in this report:

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are set forth under “Index to Exhibits” and is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed (*) or Furnished (**) Herewith
23.01	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm on Forms S-8 and S-3	*
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101

The following financial statements filed herein, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Marcos Galperin
Marcos Galperin
Chief Executive Officer

Date: December 23, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marcos Galperin Marcos Galperin	Chief Executive Officer and Director (Principal Executive Officer)	December 23, 2020

/s/ Pedro Arnt Pedro Arnt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 23, 2020

/s/ Mario Vazquez Mario Vazquez	Director	December 23, 2020

/s/ Susan Segal Susan Segal	Director	December 23, 2020

/s/ Nicolás Aguzin Nicolás Aguzin	Director	December 23, 2020

/s/ Nicolás Galperin Nicolás Galperin	Director	December 23, 2020

/s/ Emiliano Calemzuk Emiliano Calemzuk	Director	December 23, 2020

/s/ Meyer Malka Meyer Malka	Director	December 23, 2020

/s/ Roberto Balls Sallouti Roberto Balls Sallouti	Director	December 23, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MercadoLibre Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Mercadolibre Inc and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

In our report dated February 14, 2020, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described below, material weaknesses were subsequently identified as a result of the review that was conducted by management, under the direction of the Audit Committee of the Board of Directors, in connection with the accumulation of $27 million in credit card receivables which were determined to have exceeded the ordinary aging for such type of receivables and were reserved as of June 30, 2020.

Those receivables were derived from arrangements with an unaffiliated entity under which the Company´s users are able to fund their Mercado Pago accounts by depositing an equivalent amount with the unaffiliated entity. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as expressed herein, is different from that expressed in our previous report.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”, of the Company) and our report dated February 14, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment, as a result of the review that was conducted by management, under the direction of the Audit Committee of the Board of Directors, in connection with the accumulation of $27 million in credit card receivables which were determined to have exceeded the ordinary aging for such type of receivables and were reserved as of June 30, 2020. These receivables were derived from arrangements with some unaffiliated entities under which the company´s users are able to fund their Mercado Pago accounts by depositing an equivalent amount with the unaffiliated entity.

Risk assessment

Management did not design and implement an effective risk assessment based on the criteria established in the COSO framework, so that they would identify that:

-the change in antimonopoly regulations in Argentina towards the end of 2018 intended to foster more competition in the credit cards industry ecosystem, which starting in 2019 resulted in a change whereby entities other than consortia of banks would be able to offer multiple credit cards services to shops. This modification in regulations resulted in a more open marketplace where different credit card consortia companies may operate using multiple credit card brands. That change created the need to adapt MercadoLibre’s processes, systems and controls; however, management did not fully recognize the magnitude of the effects of the change in their reconciling tools and therefore did not timely replace them with enhanced tools.

-the risk that entities involved with credit cards, and other means of payments entities, might not be able to honor their liabilities with the Company in connection with MercadoLibre´s users´ deposit transactions with them, including due to an accumulation of balances and the solvency of each of these entities.

Information and communication

Management did not maintain adequate information and communication relating to the IT application for automated reconciliations of credit cards and other means of payments´ receivables. The IT automated reconciliation tool was not designed to receive complete collection settlements information and was not designed appropriately to address all the reconciling items, which led to an increase in the need to perform manual control activities to address the reconciling items to properly reflect the payment receivables balances.

Control activities

Management did not maintain adequate controls relating to the verification that the balances of credit cards and other means of payment receivables matched detailed external information on settlements, and other internally generated transaction reports, and also to the assessment of the recoverability of credit cards receivable balances from unaffiliated entities, as explained further in the paragraphs below.

Management had controls designed to address situations in which collections settlements details files received from entities involved with credit cards, and other means of payments entities, might fail to be received or to be automatically uploaded to the IT reconciling tool, however the control was not designed and did not operate effectively as the control procedures performed to investigate the reconciling items did not adequately identify the cause of the differences and were limited to recording entries for the difference between the actual bank deposit amount and the corresponding amounts reported. As a result, the receivables balances were accumulating in excess of what would be deemed reasonable.

There were Sub-Account interface mapping errors to transfer credit card transactions information from the operating system to the ERP which caused certain transactions corresponding to a third party collection entity to be computed in an incorrect collection entity which made it difficult for the control performers to develop detailed follow-up investigations without significant manual effort on a timely basis. Such unresolved differences were not challenged by management as to whether the accumulated account balance was unusually high and therefore may require correction, reserve or write-off as uncollectible.

Monitoring

Management’s monitoring did not operate effectively to timely identify the above-mentioned control deficiencies.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2019 of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Co S.A.

Buenos Aires, February 14, 2020 (December 23, 2020 as to the effects of the material weaknesses)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MercadoLibre, Inc.

We have audited the accompanying consolidated balance sheets of MercadoLibre Inc. and its subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 14, 2020 (December 23, 2020 as to the effects of the material weaknesses described therein) expressed an adverse opinion on the Company's internal control over financial reporting because of the material weaknesses.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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