Form 10-K
period 2020-12-31
MERCADOLIBRE INC
filed 2021-03-01
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 001-33647

MercadoLibre, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	98-0212790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Pasaje Posta 4789, 6th Floor

Buenos Aires, Argentina, C1430EKG

(Address of registrant’s principal executive offices) (Zip Code)

(+5411) 4640-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MELI	Nasdaq Global Select Market
2.375% Sustainability Notes due 2026	MELI26	The Nasdaq Stock Market LLC
3.125% Notes due 2031	MELI31	The Nasdaq Stock Market LLC

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

As of February 26, 2021, there were 49,869,727 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission by no later than April 30, 2021, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.

FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report. Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future economic, political and social conditions in the countries in which we operate and their possible impact on our business, and the effects of future regulation and the effects of competition. Such forward-looking statements are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

•our expectations regarding the continued growth of e-commerce and Internet usage in Latin America;

•our ability to expand our operations and adapt to rapidly changing technologies;

•our ability to attract new customers, retain existing customers and increase revenues;

•the impact of government, central bank and other regulations on our business;

•litigation and legal liability;

•systems interruptions or failures;

•our ability to attract and retain qualified personnel;

•consumer trends;

•security breaches and illegal uses of our services;

•competition;

•reliance on third-party service providers;

•enforcement of intellectual property rights;

•seasonal fluctuations;

•political, social and economic conditions in Latin America;

•the expected timing and amount of MercadoLibre’s share repurchases;

•our long-term sustainability goals; and

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

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) is the largest online commerce ecosystem in Latin America based on unique visitors and page views, and is present in 18 countries: Brazil, Argentina, Mexico, Chile, Colombia, Peru, Uruguay, Venezuela, Bolivia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Honduras, Nicaragua, Panama, Paraguay and El Salvador. Our platform is designed to provide users with a complete portfolio of services to facilitate commercial transactions both digitally and offline.

We offer our users an ecosystem of six integrated e-commerce and digital payments services: the Mercado Libre Marketplace, the Mercado Pago FinTech platform, the Mercado Envios logistics service, the Mercado Libre Ads solution, the Mercado Libre Classifieds service and the Mercado Shops online storefronts solution.

Through our e-commerce platform, we provide buyers and sellers with a robust and safe environment that fosters the development of a large e-commerce community in Latin America, a region with a population of over 646 million people and with one of the fastest-growing Internet penetration and e-commerce growth rates in the world. We believe that we offer world-class technological and commercial solutions that address the distinctive cultural and geographic challenges of operating a digital commerce platform in Latin America.

The Mercado Libre Marketplace is a fully-automated, topically-arranged and user-friendly online commerce platform, which can be accessed through our website and mobile app. This platform enables us when we act as sellers in our first party business, merchants and individuals to list merchandise and conduct sales and purchases digitally.

To complement the Mercado Libre Marketplace and enhance the user experience for our buyers and sellers, we developed Mercado Pago, an integrated digital payments solution. Mercado Pago was initially designed to facilitate transactions on Mercado Libre’s Marketplaces by providing a mechanism that allowed our users to securely, easily and promptly send and receive payments, but it is now a full ecosystem of financial technology solutions both in the digital and physical world. Our digital payments solution enables any Mercado Libre registered user to securely and easily send and receive digital payments and to pay for purchases made on any of Mercado Libre’s Marketplaces. Currently, Mercado Pago processes and settles all transactions on our Marketplaces in Brazil, Argentina, Mexico, Chile, Colombia and Uruguay, and is also available for our buyers and sellers in Peru.

Beyond facilitating Marketplace transactions, over the years we have expanded our array of Mercado Pago services to third parties outside Mercado Libre’s Marketplace. We began first by satisfying the growing demand for online-based payment solutions by providing merchants the necessary digital payment infrastructure for e-commerce to flourish in Latin America. Today, Mercado Pago’s digital payments business not only allows merchants to facilitate checkout and payment processes on their websites through a branded or white label solution or software development kits, but it also enables users to transfer money in a simple manner to each other through the Mercado Pago website or on Mercado Pago app. Through Mercado Pago, we brought trust to the merchant customer relationship, allowing online consumers to shop easily and safely, while giving them the confidence to securely share sensitive personal and financial data with us.

The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full user experience. Sellers that opt into our logistics solutions are not only able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices, but are also eligible to access shipping subsidies to offer free or discounted shipping for many of their sales on our Marketplaces. In 2020, we launched Meli Air with a fleet of dedicated aircrafts covering routes across Brazil and Mexico, which we expect will allow us to improve our delivery times.

As we deployed our digitally-based payments solutions, we also observed that individuals and micro, small and medium- sized enterprises (“MSMEs”) in the physical world were being underserved or overlooked by incumbent payment providers and financial institutions in Latin America, and that a very large number of retail transactions were still being settled in cash throughout the region. Consequently, we have also aggressively deepened our fintech offerings by growing our online-to-offline (“O2O”) products and services. We envision Mercado Pago as a powerful disruptive provider of end-to-end financial technology solutions that will generate financial inclusion for segments of the population that have been historically underserved and operate in the informal economy today.

In our main markets, we currently offer the following solutions:

•In-store physical payments by selling mobile point of sale (“MPOS”) devices and quick response (“QR”) payment codes;

•Digital payment solutions for utilities, mobile phone top up, peer-to-peer payments and more through our mobile wallet;

•Pre-paid cards and debit cards for users to spend and withdraw their account balances from their Mercado Pago wallet, as well as co-branded credit cards in Argentina;

•Merchant credits and consumer credits on and off the Mercado Libre Marketplace; and

•A money market fund to invest balances stored on Mercado Pago accounts, which we market under the name Mercado Fondo.

The impact of the COVID-19 pandemic on the payments business had a positive effect on the majority of our online payment flows which benefited from the same tailwinds as our e-commerce business and more than offset the negative impact of the pandemic on our offline payment solutions which suffered as a result of the lockdowns imposed by the governments in Latin America and the resulting contracted physical footprint.

We launched Mercado Credito, our credit solution, in 2016 in Argentina and in 2017 in Brazil and Mexico. Mercado Credito leverages our user base, which is not only loyal and engaged, but has also been historically underserved or overlooked by financial institutions and suffers from a lack of access to needed credit. Facilitating credit is a key service overlay that enables us to further strengthen the engagement and lock-in rate of our users, while also generating additional touchpoints and incentives to use Mercado Pago as an end-to-end financial solution. Initially, we began offering credit to our merchants given our distribution capabilities and in-depth understanding of their sales on the Mercado Libre Marketplace. This has also allowed us to develop our own proprietary credit risk models with unique data that differentiate our scoring from traditional financial institutions, as we are able to leverage machine learning and artificial intelligence algorithms that we historically used for fraud prevention. Additionally, because our merchants’ business flows through Mercado Pago, we are able to collect principal and interest payments from their existing sales on Mercado Libre’s Marketplaces, meaningfully reducing the risk of uncollectability on the loans we originate to our merchants.

Having identified a similar opportunity to fill a gap in terms of demand for credit, we began to originate working capital loans to merchants who adopt our MPOS solutions. Merchant credit to MPOS merchants was launched in Argentina and Brazil in 2018 and in Mexico in 2019.

A significant segment of the population in Latin America does not have access to credit cards. Knowing that access to credit is an enabler for consumers when purchasing high-ticket items, in 2017 we began to extend consumer credit to our buyers as well, leveraging their existing data on Mercado Libre’s Marketplaces to proactively offer loans to them both on and off the marketplace. We introduced Mercado Credito for consumers in Argentina in 2017, in Brazil in 2018 and in Mexico in 2019. As we better understood consumer behavior on our Marketplace, we rolled out Mercado Credito to selected buyers in 2019 so that they could buy products and services off-platform in Argentina and Brazil. In 2020, we also rolled out this feature in Mexico.

Our credits business was initially impacted by the COVID-19 pandemic, particularly in the early stages of the pandemic. As the pandemic worsened and governments increasingly imposed lockdowns in April 2020, we slowed our pace of originations as a precautionary measure to manage our exposure to merchant and consumer credit risk. As the year progressed and our business began to accelerate again we were able to mitigate default rates due to the swift preventative measures we took in April 2020. Consequently, non-performing loans began to improve and we started increasing originations again. We entered the second half of 2020 with more data in our proprietary credit models, which helped us gain a better understanding of users. This understanding enabled us to more accurately predict their behavior and continue increasing the pace of originations while maintaining low levels of uncollectibility to date.

During the second half of 2018, we launched our asset management product for individuals in Argentina and for individuals and businesses in Brazil. More recently, in 2020, we launched the asset management product in Mexico. This product is a critical pillar to building our alternative two-sided network vision. It incentivizes our users to begin to fund their digital wallets with cash as opposed to credit or debit cards given that the return our product offers is greater than traditional checking accounts.

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

Our advertising platform, Mercado Ads, enables businesses to promote their products and services on the internet. Through our advertising platform, brands and sellers are able to display ads on our webpages through product searches, banner ads or suggested products. Our advertising platform enables merchants and brands to access the millions of consumers that are on our Marketplaces at any given time with the intent to purchase, which increases the likelihood of conversion.

Through Mercado Libre Classifieds, our online classified listing service, our users can also list and purchase motor vehicles, real estate and services in the countries where we operate. Classifieds listings differ from Marketplace listings as they only charge optional placement fees and not final value fees. Our classifieds pages are also a major source of traffic to our platform, benefitting both the commerce and fintech businesses.

Complementing the services we offer, our digital storefront solution, Mercado Shops, allows users to set up, manage and promote their own digital stores. These stores are hosted by Mercado Libre and offer integration with the rest of our ecosystem, namely our Marketplaces, payment services and logistics services. Users can create a store at no cost, and can access additional functionalities and value added services on commission.

The following table shows the main services currently available in each country where we operate:

Country	Marketplace	Mercado Pago	Mercado Envios	Mercado Credito
Argentina	✓	✓	✓	✓
Brazil	✓	✓	✓	✓
Mexico	✓	✓	✓	✓
Uruguay	✓	✓	✓
Colombia	✓	✓	✓
Chile	✓	✓	✓
Peru	✓	✓
Venezuela, Ecuador, Costa Rica, Dominican Republic, Panama, Bolivia, Guatemala, Paraguay, Nicaragua, Honduras, El Salvador	✓

We have two distinctive revenue streams in our business:

•Commerce Services

Our Commerce business is comprised of revenue streams that are mainly generated from: Marketplace fees that include final value fees and flat fees for transactions below a certain merchandise value; shipping fees net of third-party carrier costs (when we act as an agent); classifieds fees; ad sales up-front fees; sales of goods; and fees from other ancillary businesses.

•Fintech Services

Our Fintech business is comprised of revenue streams that are generated from our Mercado Pago business. With respect to Mercado Pago, we generate fees attributable to: commissions that are charged to sellers representing a percentage of the processed payment volume in connection with off-Marketplace transactions; commissions from additional fees we charge when a buyer elects to pay in installments through our Mercado Pago platform for transactions that occur either on or off our Marketplace; commissions from additional fees we charge when our sellers elect to withdraw cash, cash advances and fees from merchant and consumer credits granted under our Mercado Credito solution; and revenues from the sale of MPOS products.

Our strategy

Our main focus is to serve people in Latin America by enabling wider access to retail, digital payments and e-commerce services, and by providing compelling technology-based solutions that democratize commerce and money, thus contributing to the development of a large and growing digital economy in a region with a population of over 646 million people and one of the fastest-growing e-commerce and internet penetration rates in the world.

We serve our buyers by giving them access to a broad and affordable variety of products and services, a selection we believe to be larger than otherwise available to them via other online and offline sources serving our Latin American markets. We believe we serve our sellers by giving them access to a larger and more geographically diverse user base at a lower overall cost and investment than offline venues serving our Latin American markets. Additionally, we provide payment settlement services and shipping solutions to facilitate such transactions, and advertising solutions to promote them. We also serve our users by making capital more accessible through different credit products and fostering entrepreneurship and social mobility, with the goal of creating significant value for our stakeholders.

More broadly, we strive to make inefficient markets more efficient through technology and in that process generate value for all our stakeholders.

To achieve these objectives, we intend to pursue the following strategies:

•Continue to improve shopping experience for our users. We intend to continually enhance our e-commerce ecosystem in order to better serve individuals, brands, retailers and other businesses that want to buy or sell goods and services online in a convenient, simple and safe way. We are committed to continue investing in the development of new tools and technologies that facilitate web and mobile commerce on our platform. In line with our constant focus on innovation, a critical component of user experience is the vertical solutions that we offer across key categories. We will continue to focus on improving the functionality of our websites and apps, building a verticalized experience in key categories, driving increased usage of our payments and shipping solutions to deliver a more efficient and safe shopping experience and providing our users with the help of a dedicated customer support department. We will continue to focus on increasing purchase frequency and transaction volumes from our existing users, including the development of our Mercado Puntos loyalty program for frequent buyers.

•Continue to grow our business and maintain market leadership. We focus on growing our business, achieving as many scale-related competitive advantages and strengthening our position as a preferred commerce and fintech platform in each of the markets in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential user base that has resulted from the growth of internet penetration rates in Latin America. We intend to achieve these goals through organic growth, by introducing our business in new countries and entering new category segments, by launching new transactional business lines, and through potential strategic acquisitions of key businesses and assets.

•Expand into additional transactional service offerings. Our strategic focus is to enable online transactions of multiple types of goods and services throughout Latin America. Consequently, we strive to launch online transactional offerings in new product and service categories where we believe business opportunities exist. These new transactional offerings include, but are not limited to: (a) offering additional product categories in our marketplace, (b) expanding our presence in vehicle, real estate and services classifieds, (c) maximizing utilization of Mercado Pago on our platform and expanding off-platform in digital and offline transactions, (d) maximizing the value and usage of account money through investments in Mercado Fondo ,(e) maximizing utilization of Mercado Envios, (f) expanding our Mercado Credito service, (g) offering enterprise software solutions to our online commerce business clients and (h) expanding our advertising offerings. We believe that a significant portion of our growth will be derived from these new or expanded product and service launches in the future.

•Increase monetization of our transactions. We focus on improving the revenue generation capacity of our business by implementing initiatives designed to maximize the revenues we generate from transactions on our platform. Some of these initiatives include increasing our fee structure, selling advertising on our platform, offering other e-commerce services and expanding our fee-based features.

•Take advantage of the natural synergies that exist among our services. We strive to leverage our various services and our Mercado Puntos loyalty program, to promote greater cross-usage and synergies, thereby creating a fully integrated ecosystem of e-commerce offerings. Consequently, we will continue to promote the adoption of our Mercado Envios logistics solution, our advertising solution, our Mercado Pago payments solution on our Marketplaces and reward our users for increased usage and engagement.

Marketing

Our marketing strategy is designed to grow our platform by promoting the Mercado Libre and Mercado Pago brands, attracting new users, generating more frequent trading by our existing users and cross-selling services among our existing user base. To this end, we employ various means of advertising, including placement in leading online channels across Latin America, paid and organic positioning in leading search engines, email and push notification marketing, onsite marketing, presence in offline events and use of targeted promotional discount coupons. During 2020, we also launched branding campaigns for Mercado Libre and Mercado Pago, executed on public TV, cable TV, radio, billboards and on online platforms, such as YouTube. We continued carrying out a complete coverage of promotional campaigns on commercial dates such as Children’s Day, Mother’s Day, Father’s Day, Christmas and dates specific to the e-commerce industry such as Hot Sale, CyberMonday and Black Friday. In light of the COVID-19 pandemic, we launched our new logo “Codo a Codo” (elbow to elbow) to increase awareness regarding new health and safety protocols. This campaign included communications about how our users could use our Marketplace platform to receive goods that they needed at home in a safe way and included a branded content program aimed at thanking the heroes of the pandemic. Codo a Codo also included an initiative to support MSMEs aimed at communicating how together we could reactivate the economy across Latin America. Our expenditures on marketing and sales expenses related to our strategic marketing initiatives were $391.2 million during 2020 and $473.9 million during 2019.

Product Development and Technology

At December 31, 2020, we had 5,201 employees on our information technology and product development staff, an increase from 1,709 employees at December 31, 2019, due to new hires and as a consequence of improvements in our ecosystem products, such as Mercado Envios and our FinTech solution, which increased our information technology and product development staff. We incurred product development expenses (including salaries) in the amount of $352.5 million in 2020 and $223.8 million in 2019.

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

The effective management of the Mercado Libre Marketplace and Mercado Pago software architecture and hardware requirements is as important as introducing additional and better features for our users. Because our business has grown relatively quickly, we must ensure that our systems are capable of absorbing this incremental volume. Therefore, our engineers work to optimize our processes and equipment by designing more effective ways to run our platform.

We develop most of our software technology in-house. We have six development centers in Argentina, where we concentrate the majority of our development efforts. We have other research and/or development centers in Uruguay, Brazil, Mexico, Colombia and Chile.

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

Since 2010, we have been continuously working on a deep technology overhaul to switch from a closed and monolithic system to an open and decoupled one. We split Mercado Libre into many small “cells”. A cell is a functional unit with its own team, hardware, data and source code. Cells interact with each other using Application Programming Interfaces, or APIs. All the front-ends are also being rewritten on top of these APIs. This effort has consumed a large amount of capital, people and management’s focus, and we intend to keep investing in this area. In October 2012, we opened our platform to the developer community during a launch event in Sao Paulo, Brazil. We seek to further open our platform to developers in the other locations in which we operate, with the objective of continuing to enhance our ecosystem.

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

Seasonality

Like most retail businesses, we experience the effects of seasonality in all of the countries in which we operate throughout the calendar year. Although much of our seasonality is due to the Christmas holiday season, the geographic diversity of our operations helps mitigate the seasonality attributed to summer vacation time (i.e. southern and northern hemispheres) and national holidays.

Typically, the fourth quarter of the year is the strongest in every country where we operate due to the significant increase in transactions before the Christmas season. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality”. The first quarter of the year is generally our slowest period. The months of January, February and March correspond to summer vacation time in Argentina, Brazil, Chile, Peru and Uruguay. Additionally, the Easter holiday falls in March or April, and Brazil celebrates Carnival for one week in February or March. This first quarter seasonality is partially mitigated by our operations in the countries located in the northern hemisphere, such as Colombia and Mexico, the slowest months for which are the summer months of July, August and September. Lastly, commercial campaigns like Hot Sale, Black Friday and Cyber Monday generate an increase in transactions.

Competition

The online commerce market is rapidly evolving and is highly competitive. We expect competition to intensify even further in the future. Barriers-to-entry for large, well-established internet companies are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. While we are currently a market leader in a number of the markets in which we operate, we currently or potentially could compete with marketplace operators, businesses that offer business-to-consumer online e-commerce services or others with a focus on specific vertical categories, as well as a growing number of brick and mortar retailers that have launched online offerings. Over the past few years, we have seen competition intensify not only as local players such as B2W or Magazine Luiza grow their e-commerce businesses, but also from international players such as Amazon, which has been operating in Mexico since 2015 and continued to establish and expanded its online retailing business in Brazil in 2020.

Mercado Pago competes with existing digital and offline payment methods, including banks and other providers of traditional payment methods. Mercado Pago also competes in the rapidly evolving FinTech space with local and strong global players that are becoming increasingly interested in Latin America.

In the classifieds and advertising market, we compete with regional and local players with general or verticalized focus. In addition, we face competition from a number of large online communities and services that have expertise in developing e-commerce, facilitating online interaction, or both. Other large companies with strong brand recognition and experience in e-commerce, such as large newspapers or media companies, also compete in the online listing market in Latin America.

Intellectual Property Rights

We regard the protection of our intellectual property (“IP”) rights, such as copyrights, trademarks, domain names and trade secrets as critical to our future success and rely on a combination of intellectual property and unfair competition laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We have entered into confidentiality and invention assignment agreements with our employees and certain contractors. We have also established non-disclosure agreements with our employees, strategic partners and some suppliers in order to limit access to and prevent disclosure of our proprietary information.

In particular, we pursue the registration of our trademarks in each country in which we operate as well as in the United States, in the European Union, in China and in certain other strategic countries.

As part of our acquisition of Classified Media Group, Inc. (or “CMG”), we acquired trademarks of CMG in Colombia and Venezuela. We also own trademarks of Autoplaza.com.mx in Mexico. Additionally, we acquired and operate online classified advertisements platforms dedicated to the sale of real estate in Chile through the Portal Inmobiliario brand and in Mexico through the Metros Cúbicos brand. We acquired Metros Cúbicos S.A. de C.V. (“Metros Cúbicos”) and its trademarks in 2015, which is a company dedicated to the sale of real estate in Mexico. Metros Cúbicos merged into MercadoLibre, S. de R.L. de C.V. as of December 2016.

We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrights to third parties. While we attempt to ensure that our licensees maintain the quality of the Mercado Libre brand, our licensees may take actions that could affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, results of operations and financial condition.

Third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights by the content listing or the products offered on Mercado Libre. See “Item 3. Legal Proceedings” and “Item 1A. Risk factors—Risks related to our business— We could face legal and financial liability for the sale of items that infringe on the intellectual property and distribution rights of others and for information and material disseminated through our platforms” below, where we explain our related measures and our Brand Protection Program, the program we provide to intellectual property rights owners to enable them to enforce their rights against listings on our sites that allegedly infringe upon those rights.

Human Capital

Employees and Labor Relations

The following table shows the number of our employees by country at December 31, 2020:

Country	Number of Employees
Argentina	6,995
Brazil	4,986
Uruguay	1,126
Mexico	1,023
Colombia	965
Chile	419
Venezuela	16
Peru	16
Total	15,546

We manage operations in the remaining countries in which we have operations remotely from our headquarters in Argentina.

Our employees in Brazil are represented by different labor unions: i) Fetramag (“Federação dos Trabalhadores na Movimentação de Mercadorias em Geral de Goiás, Bahia e Piauí”) in the States of Goias, Bahia and Piauí, ii) Fetrammergs (“Federação dos Trabalhadores na Movimentação de Mercadorias em Geral, Comércio Armazenador e Auxiliares de Administração de Armazéns Gerais do Estado do Rio Grande do Sul”) in the State of Rio Grande do Sul, and iii) by an Information Technology Companies Labor Union in the State of São Paulo (“Sindicato dos Trabalhadores nas Empresas e Cursos de Informática do Estado de São Paulo”). Also, some of our employees in Argentina are represented by the Commercial Labor Union (“Sindicato de Empleados de Comercio”) and our fulfillment employees in Argentina are represented by “Sindicato de Carga y Descarga” and some of our employees in Uruguay are represented by the Commercial Labor Union (“Federación Uruguaya de Empleados de Comercio y Servicios”). Unions or local regulations in other countries could also require that employees be represented. We consider our relations with our employees to be good and we implement a variety of human resources practices, programs and policies that are designed to hire, develop, compensate and retain our employees.

Talent and Development

To be leaders in Latin America, we attract, engage and develop the best talent by offering a transformative experience, co-creating the best place to work and ensuring our “DNA” (or our culture) is present in every corner of our business. Our business is based on technology and knowledge. In order to achieve our goals in innovation and knowledge we need focused and prepared human capital; motivated and committed employees to drive sustainable results.

We care about developing the unique relationship we have with each person who chooses to work at MercadoLibre. Our Human Capital team is made up of almost 300 people, who operate with a clear vision and strategy so that the behaviors and systems within our Company are consistent with our DNA. Our strategy is based on a platform of coherent, rooted and constantly developing culture. We believe that being part of our Company is an experience that is always dynamic, collaborative, inspiring and full of opportunities. Our employee value proposition is designed to be attractive to the profile of entrepreneurial talent and is aligned with our DNA. For this reason, it allows everyone in our Company to engage their experience in a unique way.

The COVID-19 pandemic has provided an opportunity to test our culture, which we believe is one of our main competitive advantages, and to assess how it responds to this unexpected context in which our business continues to grow. Surprisingly, in this challenging context, we believe that our teams have achieved their highest level of engagement. Despite its difficulties, 2020 will stand out in our history as the year in which we established ourselves as one of the best employment choice in the region and among the top 10 worldwide based on the 2020 Great Place to Work rankings.

Diversity and Inclusion

In our effort to democratize e-commerce, multiplying perspectives, we innovate through diversity. Being inclusive makes us more disruptive. We inspire people to develop their skills and express their feelings in a healthy and fair environment, where prior beliefs do not determine approval and curiosity allows us to appreciate differences.

Our mission with respect to diversity and inclusion is to: i) build diverse teams, with respect to gender sexual orientation, disabilities, and racial or ethnic backgrounds, ii) foster an inclusive culture through the experience that each person lives in MELI: the way of doing things, the workspaces, the technology and the processes, and iii) nourish IT talent, expanding access to technology education, prioritizing gender. We prioritize the inclusion and the development of women within the Company. Four out of ten employees are women, who make up 25% of the leadership positions in Senior Management. We have also made progress in our recruitment model, promoting awareness and providing tools to our Talent Acquisition teams regarding unconscious bias when hiring, developing and engaging people.

Health and safety policies adopted during the COVID-19 pandemic

When the first cases of COVID-19 appeared in Latin America, we took several precautions that management deemed were necessary to safeguard employees’s health and safety, using its transformational capital to care for employees and guarantee our continued operations. In a matter of 24 hours, 90% of our employees transitioned to a remote working environment. The remaining 10% that were deemed to be essential staff continued working on site subject to new health and safety standards. In addition to making remote work possible and reinforcing prevention and security measures for essential on site employees, we also focused on the wellness experience. We increased mindfulness, yoga, gym workouts and psychological assistance services. We also scheduled and broadcasted talks with specialists in areas relating to wellbeing, such as learning circles on how to manage emotions, healthy sleep recommendations and resilience, among others.

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

Our Mercado Pago service is subject to regulation in the countries in which we operate, as described below:

Brazil

Since 2013, we are subject to obligations in Brazil imposed on certain payment processing functions carried out by non-financial institutions. On November 1, 2018 we obtained the approval from the Central Bank of Brazil (“BACEN”) to operate as authorized payment institution, pursuant to its regulations and controls. The approval confirmed our ability to continue carrying out the payment processing functions.

With the Authorization, Mercado Pago in Brazil is subject to the supervision of the BACEN and must fully comply with all the obligations established in the current regulation, under penalty of (i) formal warning establishing a deadline for the remediation of non-compliance activity, (ii) pay penalties for non-compliance, or (iii) shut down our Mercado Pago business in Brazil for an indefinite period of time, which would be costly.

In November 2020, the BACEN approved the application filed by MercadoLibre Inc. for authorization to incorporate a financial institution in the modality of savings and loan associations. In light of the authorization granted by BACEN, the new institution (Mercado Crédito Sociedade de Crédito, Financiamento e Investimento S.A.) will be able to operate activities related to the granting of loans in a more efficient way and to obtain better funding alternatives for the business. In addition, Mercado Crédito in Brazil will now be subject to the supervision of the BACEN and must fully comply with the existing regulations.

In August 2018, Brazil approved its first comprehensive data protection law (the “Lei Geral de Proteção de Dados Pessoais” or “LGPD”), which became applicable to our business in Brazil since August 2020. In December 2018, the former president of Brazil issued Provisional Measure No. 869/2018 which amended the LGPD and created Brazil’s national data protection authority (the “ANDP”).

We have created a program to oversee the implementation of relevant changes to our business processes, compliance infrastructures and IT systems to reflect the new requirements and comply with the LGPD.

Argentina

In January 2020, the Central Bank of Argentina(the “CBA”) enacted regulations relating to the payments services providers that apply to the FinTech institutions that are not financial institutions but nevertheless, provide payment services in at least one of the stages of the payment system. Pursuant to this regulation, payment service providers had to register by April 1, 2020, in a registry of payment service providers created by the CBA. The regulation sets forth certain specific rules related to (i) providing information to users; (ii) depositing user’s funds in a freely available bank account; (iii) allowing users to dispose immediately of the funds accredited to their accounts; and (iv) providing information to the CBA relating to the business of payments processing. On July 7, 2020, Mercado Libre S.R.L. was registered on the CBA as a payment service provider in accordance with applicable regulations.

In October 2020, the CBA issued a regulation that applies to non-financial loan providers. In accordance with this regulation, we had to register in the Registry of other non-financial loan providers by December 1, 2020 and, effective March 1, 2021, we will need to provide certain information on a monthly basis as part of a new reporting regime. The regulation also requires that we comply with certain rules established by the CBA regarding, among other things: (i) interest rates in loan operations; (ii) protection of users of financial services; (iii) methods of communication with users of financial services; and (iv) such users’ access to information concerning their contractual obligations. The rules regarding interest rates became effective as of January 1, 2021, and the rules regarding the protection of users of financial services, methods of communication and access to information became effective as of February 1, 2021.

As we continue to develop Mercado Pago and, particularly, our peer-to-peer lending business, we may need to secure governmental authorizations or licenses or comply with regulations applicable to financial institutions, electronic payments and/or anti-money laundering in the countries where we offer this service. In this regard, since November 2016 the Argentine subsidiary of the Company is registered before the Argentine anti-money laundering authority (“Unidad de Información Financiera”) as an entity subject to certain reporting obligations pursuant to anti-money laundering local regulations relating to the issuance of prepaid cards and, for 2020, card aggregator activities.

Mexico

In 2017, Mexico’s anti-competition regulatory agency (“COFECE”) began to investigate potential monopolistic practices across the e-commerce industry in an effort to ensure compliance with the Mexican anti-competition statute. The investigation sought to ascertain whether Mercado Libre was unduly conditioning online sellers’ access to its marketplace to the use of its own payment solution (Mercado Pago), with anticompetitive intent or effect. After an exhaustive investigation, COFECE concluded that the alleged conduct does not unduly hinder competition and therefore is not an illegal practice. The investigation was closed on May 14, 2020.

In March 2018, Mexico enacted a new law that regulates both crowd-funders as well as providers of wallets and money transmittal services (the “Fintech Law”). Under the Fintech Law, institutions that provided the aforementioned services prior to its enactment are required to submit an application to the Comisión Nacional Bancaria y de Valores (the Mexican National Banking Commission or the “CNBV”) to obtain a license, and may continue to provide those services while such license application is being processed. Our Mexican subsidiary submitted an application to obtain such license in September 2019. The application is being currently processed by the CNBV.

Colombia

Colombian regulations establish specific requirements to open accounts and provide certain payment services, as well as policies for cash and risk management. There are also regulations requiring payment processors such as Mercado Pago to comply with certain security, privacy and anti-money laundering standards. As a result, Mercado Pago has started the process of incorporating a new company (“MercadoPago S.A. Compañía de Financiamiento”) which will request a license to act as a financial institution, and will therefore be able to offer credits, digital accounts and prepaid cards without any limitation. We expect this new company to be fully operational by the beginning of June 2021.

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

Chile

In 2017 and 2018, Chile enacted regulations regarding the issuance and operation of payment cards, which could affect Mercado Pago's operations, including authorization to operate, anti-money laundering obligations, capital requirements and reserve funds, operational and security safeguards, among others. In 2020, the Chilean Commission for the Financial Market authorized Mercado Pago to act as a prepaid card issuer and payment card operator, which is the first phase in the process. Mercado Pago’s request for authorization to operate, which is the second phase in the process, is still pending before the Chilean Commission for the Financial Market.

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

The Argentine Industry Secretary approved our main Argentine subsidiary as beneficiary of the Argentine Regime to promote the software industry. Benefits of receiving this status included a relief of 60% of total income tax related to software development activities and a 70% relief in payroll taxes related to software development activities. These tax benefits expired on December 31, 2019. On June 2019, a new law was enacted by the Argentine government (knowledge-based economy promotional regime), which established new tax benefits intended to take effect as of January 1, 2020, to December 31, 2029, for certain companies that meet specific criteria. Such law allowed companies, that at the time were benefiting from the old software development law, to apply for tax benefits under the new law. On January 20, 2020, a new resolution issued by Argentina’s Ministry of Productive Development suspended the application of the new law until new provisions were issued. In October 2020, Argentina enacted Law 27,570, which amended the new law by imposing new requirements to qualify for the promotional regime and modified certain benefits; additional regulations were issued in January and February 2021. The Company is currently assessing whether it will be eligible to benefit from the new law and related tax benefits, and such eligibility remaining subject to Argentine government approval. Further regulations related to the application of the regime are expected to be released. See Item 8 of Part II, “Financial Statements and Supplementary Data-Note 2-Summary of significant accounting policies-Income taxes.”

We are also subject to significant data protection and privacy-related regulations in many of the jurisdictions in which we operate. Further, some jurisdictions in which we operate are considering imposing additional restrictions or regulations.

Segment and Geographic Information

For an analysis of financial information about our segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reporting Segments and Geographic Information”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Line Items—Net revenues” and Note 8, Segments to our audited consolidated financial statements included elsewhere in this report and incorporated by reference in this Item 1.

Offices

We are a Delaware corporation incorporated on October 15, 1999. Our registered office is located at 874 Walker Road, Suite C, Dover, Delaware. Our principal executive offices are located at Pasaje Posta 4789, 6th Floor, Buenos Aires, Argentina, C1430EKG.

Available Information

Our Internet address is www.mercadolibre.com. Our investor relations website is investor.mercadolibre.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Our sustainability report is available on our investor relations website. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, the Compensation and the Nominating and Corporate Governance Committee are also available on our website and are available in print to any stockholder upon request in writing to MercadoLibre, Inc., Attention: Investor Relations, Pasaje Posta 4789, 6th floor, Buenos Aires, Argentina, C1430EKG. Information on or connected to our website is neither part of nor incorporated into this report on Form 10-K or any other SEC filings we make from time to time.

ITEM 1A.	RISK FACTORS

Set forth below are the risks that we believe are material to our stockholders and prospective stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business.

Risks related to our business

Our business depends on the continued growth of online commerce, the commercial and financial activity that our users generate on our platform and the availability and reliability of the Internet in Latin America.

Online commerce is still a developing market in Latin America. A significant portion of our business is based on an Internet platform for commercial and financial transactions in which almost all activity depends on our users and is therefore largely outside of our control. Except for our first party business, we do not choose which items will be listed, nor do we make pricing or other decisions relating to the products and services bought and sold on our platform. Our future revenues depend substantially on Latin American consumers’ and providers’ widespread acceptance and continued use of the Internet as a way to conduct commerce and to carry out specific financial transactions. For us to grow our user base successfully, more consumers and providers must accept and use new ways of conducting business and exchanging information. The price of personal computers and/or mobile devices and Internet access may limit our potential growth in certain areas or countries with low levels of Internet penetration and/or high levels of poverty. The infrastructure for the Internet in Latin America may not be able to support continued growth in the number of Internet users, their frequency of use or their bandwidth requirements.

Given that we operate in a business environment in Latin America that is different than the environment in which other e-commerce companies operate, the performance of such other e-commerce companies is not an indication of our future financial performance. Availability, transaction speeds, acceptance, interest and use of the Internet across Latin America are all critical to our growth and services and the occurrence of any one or more the above challenges to Internet usage could have a material adverse effect on our business.

We operate in a highly competitive and evolving environment.

The e-commerce and omnichannel retail, e-commerce services, and digital content and electronic devices industries are relatively new in Latin America, rapidly evolving and intensely competitive, and we expect competition to become more intense in the future. Barriers to entry are relatively low and current offline and new competitors, including small businesses who want to create and promote their own stores or platforms, can easily launch new sites at relatively low cost using software that is commercially available. Mercado Libre’s Marketplace currently competes with a number of companies, including traditional brick and mortar retailers, that have launched online offerings; online sales and auction services; other small services, including those that serve specialty markets; business-to-consumer online commerce services; and shopping comparison sites located throughout Latin America.

In many cases, companies that directly or indirectly compete with us provide Internet access. These competitors include incumbent telephone companies, cable companies, mobile communications companies and large Internet service providers. Some of these providers may take measures that could degrade, disrupt, or increase the cost of customers’ use of our services. For example, they could restrict or prohibit the use of their lines for our services, filter, block or delay the packets containing the data associated with our products, charge increased fees to us or our users for use of their lines to provide our services, or seek to charge us for our customers’ use of our services or receipt of our e-mails. Although we have not identified any providers that intend to take these actions, any interference with our services or higher charges for access to the Internet, could cause us to lose existing users, impair our ability to attract new users, limit our potential expansion and harm our revenue and growth.

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

Our competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively. They may devote greater resources to the development, promotion, and sale of products and services. Competing services tied to established banks and other financial institutions may offer greater liquidity and create greater consumer confidence in the safety and efficacy of their services. Established banks and other financial institutions currently offer online payments and those that do not yet provide such a service could quickly and easily develop it, including mobile phone carriers.

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

Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner. These expansion efforts place, and are expected to continue to place, a significant strain on our management, operational and financial resources.

Rapid, significant, and disruptive technological changes impact the industries in which we operate, and we cannot predict the effects of technological changes on our business. Our success depends on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards; if we are unable to do so in a timely or cost-effective manner, our business could be harmed.

We plan to continue to expand our operations by expanding our services internationally and developing and promoting new and complementary services. We may have limited or no experience in our newer market segments. We may not succeed at expanding our operations in a cost-effective or timely manner, and our expansion efforts may not have the same or greater overall market acceptance as our current services. Furthermore, any new business or service that we launch that is not favorably received by users could damage our reputation and diminish the value of our brands. Similarly, a lack of market acceptance of these services or our inability to generate satisfactory revenues from any expanded services to offset their cost could have a material adverse effect on our business, results of operations and financial condition.

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

We may also need to enter into relationships with various strategic partners, websites and other online service providers and other third parties necessary to our business. The increased complexity of managing multiple commercial relationships could lead to execution problems that can affect current and future revenues and operating margins. The expansion of our Mercado Pago business into new countries may also require a close commercial relationship with one or more local banks or other intermediaries, which may prevent, delay or limit the introductions of our services in such countries.

Our current and planned systems, procedures and controls, personnel and third party relationships may not be adequate to support our future operations. Our failure to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

The markets in which we operate are rapidly evolving and we may not be able to maintain our profitability.

As a result of the emerging nature and related volatility of the markets and economies in the countries in which we operate, the increased variety of services and products offered on our website and the rapidly evolving nature of our business, it is particularly difficult for us to forecast our revenues or earnings accurately. In addition, we have no backlog and substantially all of our net revenues for each quarter are derived from listing fees, optional feature fees, up-front fees, final value fees, commissions on Mercado Pago payments, finance and interest fees, sale of goods, shipping fees and advertising fees that are earned during that quarter. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.

Any delay or problem with operating or upgrading our existing information technology infrastructure could cause a disruption in our business and adversely impact our financial results.

Our ability to operate our business on a day-to-day basis largely depends on the efficient operation of our information technology infrastructure and our cloud providers, the largest of which is Amazon Web Services. We have been and are susceptible to hacking into our systems or other security breaches by unauthorized third parties. We are also susceptible to errors in connection with any systems upgrade or migration to a different hardware or software system, errors or incidents of our cloud providers, bugs or other problems for any of the software we use, either developed in-house or provided by third parties. Financial, regulatory, or other problems that might prevent these third parties from providing services to us or our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, which would harm our business. Any security breach at one of these companies could also affect our customers and harm our business.

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

The public cloud provider could also decide to close their facilities. Our disaster recovery plan may not be sufficient. We are working on developing an alternate cloud provider of hosting services but we are in an early stage and our systems are not fully redundant. Any steps that we may take to upgrade and improve the stability and efficiency of our information techonology may not be sufficient to avoid defects or disruptions in our technology infrastructure, which could cause a disruption in our business and adversely impact our financial results. We may have inadequate insurance coverage to compensate for any related losses. Any errors, defects, disruptions, interruptions, delays or cessation of service could result in significant disruptions to our business that could ultimately be more expensive, time consuming, and resource intensive than anticipated. Defects or disruptions in our technology infrastructure could adversely impact our ability to process transactions on our site or fulfill shipments, which could reduce our revenue, adversely affect our reputation with, or result in the loss of, user and negatively impact our financial results.

We are subject to extensive government regulation and oversight. Failure to comply with existing and future rules and regulations in the jurisdictions in which we operate could adversely affect the operations of one or more of our businesses in those jurisdictions.

Our business is subject to the laws, rules, regulations and policies in the countries in which we operate, as well as the legal interpretation of such regulations by administrative bodies and the judiciary of those countries, including, but not limited to, those listed below. Furthermore, because our services and products available worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws. The expansion of our business may also result in increased regulatory oversight and enforcement, as well as licensing requirements.

Enforcement of, failure, or perceived failure to comply with these regulations could result in lawsuits, penalties, fines, forfeiture of significant assets, an outright or partial restriction on our operations, enforcement in one or more jurisdictions, additional compliance and licensure requirements, and force us to change the way we or our users do business, which could adversely affect the operations of our businesses in those jurisdictions.

In addition, our operations in most of the countries where we operate are subject to risks related to compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and other local laws prohibiting corrupt payments to government officials and other third parties.

Internet Regulation

There is uncertainty in many of the countries where we operate with respect to the liability of Internet service providers, such as ourselves, and how existing regulations governing issues such as e-commerce, electronic or mobile payments, information requirements for Internet providers, data collection, data protection, privacy, artificial intelligence and machine learning (e.g. in relation to risk analysis) anti-money laundering, taxation, reporting obligations, consumer protection and businesses in general apply to our type of Internet-based operations.This uncertainty could negatively affect our clients’ perception and use of our services and could result in significant expense should we have to defend cases in an unclear legal environment. Also, new laws and regulations could have a material adverse effect on our business, results of operation and financial condition.

Privacy and user Data Protection

We are subject to laws relating to the collection, use, storage and transfer of personal data about our providers, employees and, principally, our users, especially regarding financial data. We expect that these regulations will increase both in number and in the level of stringency, in ways we cannot predict, including with respect to evolving technologies such as cloud computing, artificial intelligence and machine learning, and blockchain technology. Should we fail to comply with these laws, which apply to our interactions with third-parties, transfers of information amongst our employees in the course of their work for us, our subsidiaries, and other parties with which we have commercial relations, we may be subject to significant penalties and negative publicity, which would adversely affect us.

Consumer Protection

Government and consumer protection agencies have in the past received a substantial number of complaints about both the Mercado Libre Marketplace and Mercado Pago. These complaints are small as a percentage of our total transactions, but they could become large in aggregate (absolute) numbers over time. From time to time, we are involved in disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries have increased as our business has expanded. We are likely to receive new inquiries from regulatory agencies in the future, which may lead to actions against us,, and we may be subject to enforcement actions, injunctions, fines or penalties, civil damages or forced to change our operating practices in ways that could harm our business and cause us to incur substantial costs.

Competition

We receive scrutiny from various governmental agencies under competition laws in the countries where we operate. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies or governmental agencies may allege that our actions violate antitrust or competition laws, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers, or other companies could give rise to regulatory action, antitrust investigations or litigation. Also, our business practices could give rise to regulatory action, antitrust investigations or litigation. Some regulators may perceive our business to have such a degree of market power that otherwise uncontroversial business practices could be deemed anticompetitive. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of Management time and effort, and could result in significant judgments against us.

Banking, Money Transmission and Domestic or Cross-Border Electronic Funds Transfer

A number of jurisdictions where we operate have enacted legislation regulating money transmitters and/or electronic payments or funds transfers. We are subject to regulation in Brazil, Argentina, Mexico, Chile and Uruguay and could be subject in the short term to new regulations in Colombia, that require or would require us to obtain regulatory authorizations to operate certain services provided by Mercado Pago and that would subject us to additional regulatory requirements.

If we fail to comply with money services laws or regulations or any tax regulations, or if we engage in an unauthorized banking or financial business, we could be subject to liability, forced to cease doing business with residents of certain countries, to change our business practices or to become a financial entity. Any change to our Mercado Pago business practices that makes the service less attractive to users or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the Mercado Libre Marketplace, which would further harm our business. Even if we are not forced to change our Mercado Pago business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure that we would be able to obtain them in a timely manner or at all.

Anti-Money Laundering

Mercado Pago is or may be subject to anti-money laundering laws and regulations that prohibit, among other things, its involvement in transferring the proceeds of criminal activities or impose obligations to provide certain information about transactions that have occurred in our platform, or about our users. Because laws and regulations differ in each of the jurisdictions where we operate, as we roll-out and adapt Mercado Pago in other countries, additional verification and reporting requirements could apply. These regulations requirements, as well as any future regulation and any additional restrictions imposed by credit card associations, could raise our Mercado Pago costs significantly and reduce the attractiveness of Mercado Pago. Failure to comply with anti-money laundering laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

Shipping

A number of jurisdictions where we operate have enacted legislation regulating shipping services. We believe we are not required to have a license under the existing statutes of Argentina, Mexico, Colombia, Uruguay and Chile to operate Mercado Envios with its current structure. If we fail to comply with shipping services laws or regulations, or if we engage in an unauthorized shipping business, we could be subject to liability, forced to cease doing business with residents of certain countries, or to change our business practices or to become a postal entity. Any change to our Mercado Envios business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the Mercado Libre Marketplace, which would further harm our business. Even if we are not forced to change our Mercado Envios business practices, we could be required to obtain licenses or regulatory approvals that could be very expensive and time consuming, and we cannot assure that we would be able to obtain them in a timely manner or at all.

Sale, Storage and/or Transportation of Goods and Services

Laws specifying the scope of liability of providers of online services for the activities of their users through their online service are currently unsettled in most of the Latin American countries where we operate. Our policies prohibit the sale, storage and/or transport of certain items (both on our platform and/or in our fulfillment centers and/or through third party carriers providing services to Mercado Libre) and we have implemented various actions to monitor and exclude unlawful goods and services from our marketplaces

However, we are aware that certain goods, such as alcohol, tobacco, firearms, animals, adult material and other goods that may be subject to regulation by local or national authorities of various jurisdictions have been traded on the Mercado Libre Marketplace. We have at times been and may continue to be subject to fines for certain users’ sales of products that have not been approved by the government. We are also aware that certain goods expressly excluded from our shipping services pursuant to our policies were stored in our fulfillment centers and/or delivered through third-party carriers providing services to Mercado Libre. We cannot provide any assurances that we will successfully avoid civil or criminal liability for unlawful activities that our users carry out when using our services in the future. If we suffer potential liability for any unlawful activities of our users, we may need to implement additional measures to reduce our exposure to this liability, which may require, among other things, that we spend substantial resources and/or discontinue certain service offerings. Any costs that we incur as a result of this liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition.

We may be liable for or experience reputational damage from the failure of users of our Marketplace to deliver merchandise or make required payments.

Our success depends largely upon sellers accurately representing and reliably delivering the listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, complaints from users who did not receive the purchase price or the goods agreed to be exchanged, and regarding the quality or the partial or non-delivery of purchased items. While we can suspend the accounts of users who fail to fulfill their obligations to other users, we do not have the ability to force users to meet their obligations. We have tried to reduce our liability to buyers for unfulfilled transactions or other claims related to the quality of the purchased goods by offering a free Buyer Protection Program to buyers who meet certain conditions. In addition, we may be liable in Brazil under applicable regulation for fraud committed by sellers and losses incurred by buyers when purchasing items through our platform in Brazil. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made, and as we expand the coverage of our Buyer’s Protection Program, the number and amount of reimbursements may increase. Effective customer service requires significant personnel expense and investment in developing programs and technology infrastructure to help customer service representatives carry out their functions. These expenses, if not managed properly, could significantly impact our profitability. Failure to manage or train our customer service representatives properly could compromise our ability to handle customer complaints effectively, and in turn, adversely affect our reputation and our customers’ confidence in us.

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

We have received in the past, and anticipate that we will receive in the future, complaints alleging that certain items listed or sold through the Mercado Libre Marketplace or Mercado Shops or using Mercado Pago, or delivered by Mercado Envios infringe third-party copyrights, trademarks and/or other IP rights. Content owners and other IP rights owners have been active in defending their rights against online companies, including us. Our user policy prohibits the sale of goods that may infringe third-party IP rights, and we may remove listings based on infringements of our policies and close accounts of any user who infringes third-party IP rights. Our Brand Protection Program allows any IP right owner, upon enrollment, to report and request the removal of any listing that infringes their IP rights. The program is public and available to any interested party, and registration is free. Despite these measures and our efforts to prevent IP infringements, we are not able to prevent all IP rights infringements, and some rights owners consider our efforts insufficient. In 2020, we have been included on the United States Trade Representative’s Notorious Market List for 2020 and the European Commission’s 2020 Counterfeit and Piracy Watch List. We anticipate that we may continue to be included in these or similar lists, and receive legal claims from content and IP owners alleging violations of their rights, which could result in substantial monetary awards, penalties or costly injunctions against us, as well as adversely affect our reputation. It is also possible that new laws and regulations may be adopted with respect to intermediaries’ liability or mandatory out-of-court procedures to solve any disputes related to intermediaries’ liability that could have a material adverse effect on our operations.

It is also possible that third parties could bring claims against us for defamation, libel, invasion of privacy, negligence, or other theories based on the nature and content of the materials disseminated through our platforms, particularly materials disseminated by our users. Other online services companies are facing several claims for this type of liability. If we or other online services providers are held liable or potentially liable for information carried on or disseminated through our platforms, we may have to pay monetary damages, be subject to enforcement actions, injuctions, fines or penalties, and it may have an adverse impact on our business model, including our level of exposure to liabily, and we may have to implement measures to reduce that exposure. Any measures we may need to implement may involve spending substantial resources and/or discontinuing certain services. Any costs that we incur as a result of liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition. In addition, public attention to liability issues, lawsuits and legislative proposals could have an adverse impact on our business model and reputation, and subsequently have a negative impact on our business results.

Fraudulent activity by our users could negatively impact our operating results, brand and reputation and cause the use of services to decrease.

We are subject to the risk of fraudulent activity on our platforms by our users. Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, there can be no assurance that these measures will be sufficient to accurately detect, prevent or deter fraud. As our marketplace sales grow, the cost of remediating for fraudulent activity, including customer reimbursements, may materially increase and could negatively affect our operating results. In addition, users’ fraudulent or potential illegal activities when using any platform we operate could expose us to civil or criminal liability and could have a material adverse effect on our financial performance, our business or reputation in the future.

Mercado Pago is susceptible to potentially illegal or improper uses, including, fraudulent and illicit sales, money laundering, bank fraud, fraud from means of payment entities, and online securities fraud. In addition, Mercado Pago’s service could be subject to unauthorized credit card use, identity theft, break-ins to withdraw account balances, employee fraud or other internal security breaches.

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

The techniques used to obtain unauthorized, improper or illegal access to our systems, our data or our customers’ data, to disable or degrade service, or to sabotage systems are constantly evolving, have become increasingly complex and sophisticated, may be difficult to detect quickly, and often are not recognized until launched against a target. Unauthorized parties have and may continue to attempt to gain access to our systems or facilities through various means, including, among others, hacking into our systems or those of our customers, partners or vendors, or attempting to fraudulently induce our employees, customers, partners, vendors or other users of our systems into disclosing user names, passwords, payment card information or other sensitive information, which may in turn be used to access our information technology systems. Although we have developed systems and processes that are designed to protect our data and customer data and to prevent data loss and other security breaches, these security measures cannot provide absolute security. Our users have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails that appear to be legitimate emails sent by Mercado Libre or Mercado Pago or by a user of one of our businesses, but direct recipients to fake websites operated by the sender of the email or misstates that certain payment was credited in Mercado Pago and request that the recipient send the product sold or send a password or other confidential information. Our information technology and infrastructure have been and may continue to be vulnerable to cyberattacks, security breaches, and third parties may be able to access our customers’ personal or proprietary information and card data that are stored on or accessible through those systems. Our security measures may also be breached due to human error, malfeasance, system errors or vulnerabilities, or other irregularities.

Actual or perceived vulnerabilities or data breaches may lead to claims sanctions against us, subject us to investigations or liability, may compromise our reputation, diminish the value of our brands and discourage use of our websites. We also expect to spend significant additional resources to protect against security or privacy breaches, and may be required to address problems caused by breaches. Additionally, while we maintain insurance policies, our current insurance policies may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. Some of our systems have experienced past security breaches and, although they did not have a material adverse effect on our operating results or reputation, there can be no assurance of a similar result in the future. We cannot assure you that our security measures will prevent security breaches or that failure to prevent them will not have a material adverse effect on our business, results of operations, financial condition and reputation. In addition, any breaches of network or data security of companies we acquire or of our customers, partners or vendors, including parties that provide services to us or to our customers, could have similar negative effects.

Our revenues depend substantially on final value fees, up-front fees, fees related to our payment solution and credits revenues, sale of goods and shipping and advertising fees.

Our revenues currently depend primarily on final value fees, up-front fees, fees related to our payment solution and credits business, sale of goods and shipping and advertising fees. If market conditions force us to substantially lower our mentioned fees or if we fail to continue to attract new buyers and sellers, and if we are unable to effectively diversify and expand our sources of revenue, our profitability, results of operations and financial condition could be materially and adversely affected.

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

Inventories risk may adversely affect our operating results.

We are exposed to inventories risks that may adversely affect our operating results because of seasonality, new product launches, quick changes in product cycles and pricing, defective products, changes in user demand and user spending patterns, changes in consumer tastes with respect to our products, spoilage, and other factors. We strive to predict these trends, as overstocking or understocking products we sell could lead to lower sales, missed opportunities, and excessive markdowns, each of which could have a material impact on our business and operating results. Moreover, once we launch a new product, it may be difficult to determine appropriate product selection, and accurately forecast demand which could have a material adverse effect on our business.

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

Mercado Pago relies on banks or payment processors to process the funding of Mercado Pago transactions and Mercado Libre Marketplace collections, and must pay a fee for this service. From time to time, card associations may increase the interchange fees they charge for each transaction using one of their cards. The card processors of Mercado Pago and the Mercado Libre Marketplace have the right to pass any increases in interchange fees on to us as well as increase their own fees for processing. These increased fees increase the operating costs of Mercado Pago, reduce our profit margins from Mercado Pago operations and, to a lesser degree, affect the operating margins of the Mercado Libre Marketplace.

We are also subject to, or required by processors to comply with card association operating rules. The card associations and their member banks set and interpret the card rules. Some of those member banks compete with Mercado Pago. Card companies could adopt new operating rules or re-interpret existing rules that we or Mercado Pago’s processors might find difficult or even impossible to follow. As a result, we could lose our ability to provide Mercado Pago customers the option of using debit or credit cards to fund their payments and MercadoLibre users the option to pay their fees using a debit or credit card. If Mercado Pago were unable to accept credit cards, our Mercado Pago business would be materially adversely affected.

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

•We may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so. Due to the nature of our Mercado Pago and Mercado Libre Marketplace businesses, we generate high credit cards receivable, consumer and merchant loan, and consumer credit balances that from time to time we sell to financial institutions, and accordingly, lack of access to credit or significant changes to the terms of any existing credit, or bank liquidations could cause us to experience severe difficulties; and

•The failure of financial institution counterparties to honor their obligations to us under credit instruments could jeopardize our ability to rely on and benefit from those instruments. Our ability to replace those instruments on the same or similar terms may be limited under difficult market conditions.

A rise in interest rates may negatively affect our Mercado Pago payment volume.

In each of Brazil, Argentina, Mexico, Colombia, Chile, Uruguay and Peru we offer users the ability to pay for goods purchased in installments using Mercado Pago. In 2020 and 2019, installment payments represented 27.8% and 40.2%, respectively, of Mercado Pago’s payment volume, including transactions on and off the Mercado Libre Marketplace. To facilitate the offer of the installment payment feature, from time to time we pay interest to discount credit card coupons or we securitize credit card coupons through trusts. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users which would likely have a negative effect on Mercado Pago’s total payment volume.

Changes in Mercado Pago’s funding mix could adversely affect Mercado Pago’s results.

Mercado Pago pays significant transaction fees when customers fund payment transactions using certain credit cards or through unaffiliated entities, nominal fees when customers fund payment transactions from their bank accounts in Brazil, Argentina and Mexico, and no fees when customers fund payment transactions from an existing Mercado Pago account balance. Senders funded 37.5% and 63.4% of Mercado Pago’s payment volume, including transactions on and off the Mercado Libre Marketplace, using credit cards during 2020 and 2019, respectively (either in a single payment or in installments), and Mercado Pago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Customers may prefer credit card funding rather than bank account transfers for a number of reasons, including the ability to pay in installments in Brazil, Mexico and Argentina, the ability to dispute and reverse charges if merchandise is not delivered or is not as described, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us. Also, in Brazil, Mexico and Argentina, senders may prefer to pay by credit card without using installments to avoid the associated financial costs resulting in lower revenues to us.

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

We face significant risks related to the ongoing reliability of our logistics network and shipping service.

In Brazil, Argentina, Mexico, Colombia, Uruguay and Chile, we offer users our Mercado Envios shipping service through integration with local carriers and our own transportation systems. To achieve economies of scale, drive down shipping costs and eliminate friction for buyers and sellers, we generally pay local carriers directly for their shipping costs, and then we decide how much of those costs we transfer to our customers. The decision to raise the shipping fees we charge to users may have a negative effect on Mercado Envios’s shipping volume, and the decision not to do that may result in increased in operating costs of Mercado Envios which could generate net losses in our commerce operations.

We rely on a number of local carriers to receive the inventories of third parties and ship orders to customers. The unavailability of the services of local carriers because of unfavorable contractual or commercial terms or performance problems or any other difficult (i.e. trackers’ strike) experienced by the local carriers could negatively affect our ability to provide shipping services to our customers, which could in turn have a material adverse effect on our shipping service, operating results, and financial condition. Moreover, our ability to receive the inventories of third parties efficiently and ship orders to customers also may be negatively affected by natural or man-made disasters, extreme weather, geopolitical events and security issues, labor or trade disputes, and similar events which could have a material adverse effect on our shipping service, operating results, and financial condition.

Failure to successfully operate our fulfillment network may also negatively affect our business.

Through our logistics solution, Mercado Envios, we offer sellers on our platform fulfillment and warehousing services, including maintaining inventories of third parties that sell products through our platform. As we continue to add fulfillment centers, our fulfillment network may become more complex, and the operation of such centers may present significant challenges including an increased complexity of tracking inventories and operating our fulfillment network. Our failure to accurately forecast customer demand and properly handle inventories could result in excess or insufficient fulfillment capacity, an inability to optimize platform fulfillment, unexpected costs and adversely affect our reputation or results of operations. We offer to sellers a free Fulfillment Protection Program, for any damage or loss of seller’s inventories as resulted of using our fulfillment network service, subject to certain conditions. We may in the future receive additional requests from sellers requesting reimbursement or threatening legal action against us if we do not reimburse them, the result of which could materially adversely affect our business and financial condition.

We may not be able to adequately protect and enforce our intellectual property rights. We could potentially face claims alleging that our technologies infringe the property rights of others.

We regard the protection of our IP rights as critical to our future success and rely on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We have entered into confidentiality and invention assignment agreements with our employees and certain contractors, and non-disclosure agreements with our employees and certain suppliers and strategic partners for that purpose. We cannot assure you that these contractual arrangements or the other steps that we have taken or will take in the future to protect our IP will prove sufficient to prevent misappropriation of our technology, prevent counterfeit sale of our products, or deter independent third-parties from developing similar or competing technologies.

We pursue the registration of our intangible assets in each country where we operate, in the United States and in certain other countries worldwide. Effective IP protection may not be available or granted to us by the appropriate regulatory authority in every country in which our services are made available online. We cannot assure you that we will always succeed in obtaining the IP protection we need. If we are not successful, MercadoLibre’s ability to protect its brands in against third-party infringers would be compromised and we could face claims by any future trademark owners. Any claims relating to these issues, whether meritorious or not, could cause us to enter into costly royalty and/or licensing agreements. If any of these claims against us are successful we may also have to modify our brand name in certain countries. Any of these circumstances could adversely affect our business, results of operations and financial condition.

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

To date, we have not been notified that our technology or products infringes on the proprietary rights of third parties, but third parties may claim infringement on our part with respect to past, current or future technologies or features of our services or of our products. For instance, third parties’ claims may arise if, although it would be inconsistent with our Code of Ethics, our employees include third parties’ software without their authorization. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in the e-commerce segment grows. Any of these claims could be expensive and time consuming to litigate or settle and could have a material adverse effect upon our business, results of operations and financial condition.

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

We intend to continue to acquire businesses, technologies, services or products, as appropriate opportunities arise. We may not, however, be able to identify, negotiate or finance such future acquisitions successfully or at favorable valuations, or to effectively integrate these acquisitions with our current business. The process of integrating an acquired business, technology, service or product into our business may result in unforeseen operating difficulties and expenditures, and may generate unforeseen pressures and/or strains on our organizational culture.

Acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to intangible assets and impairment of goodwill, which could materially adversely affect our business, results of operations and financial condition. Any future acquisitions might require us to obtain additional equity or debt financing, which might not be available on favorable terms, or at all. If debt financing for potential future acquisitions is unavailable, we may determine to issue shares of our common stock or preferred stock in connection with such an acquisition and any such issuance could result in the dilution of our common stock.

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

The outbreak of COVID-19 may have in the future a negative impact on the global economy and on our business, operations and results.

The global spread of COVID-19, a novel strain of coronavirus, has resulted in government authorities and businesses throughout the world implementing numerous measures to contain or mitigate it, including travel bans and restrictions, quarantines, shelter in place and lock-down orders and business limitations and shutdowns. These measures have had dramatic adverse consequences for the global economy, including on demand, operations, supply chains and financial markets, and have significantly contributed to deteriorating macroeconomic conditions. The full extent of the nature and scope of the consequences to date are difficult to evaluate precisely, and their future course is impossible to predict with confidence.

The COVID-19 crisis had, at the beginning of the lockdowns, negative effect on our business, and may in the future have, negative effects affecting our level of operations, consumer buying trends, and consequently, our net revenues. The factors adversely affecting our operations include, but are not limited to, lockdowns imposed by Latin American governments that have restricted merchants from operating resulting at times, in our logistics business, in order backlogs and cancellations for orders delivered through drop ship and cross-docking networks; lower foot traffic in physical retail that has caused Mercado Pago to experience at times a deceleration in the number of payments processed, resulting in lower mobile point of sale and QR total payment volume growth and; weak macro-economic conditions in certain countries in which the Company operates, coupled with devaluations of certain local currencies in those countries against the U.S. dollar, which could cause a decline in year-over-year net revenues as measured in U.S. dollars.

The future impact of the COVID-19 crisis on our business, operations, or financial results is uncertain and will depend on numerous evolving factors that we cannot predict, including, but not limited to the duration, scope, and severity of the COVID-19 pandemic; the speed of availability and distribution of vaccines or other treatments in the countries where we operate; disruption of our logistics network; disruption or delay of the activity of our merchants; an unexpected shift in consumer behavior; the impact of travel bans, work-from-home policies, or shelter-in-place orders; the temporary or prolonged shutdown of manufacturing facilities or retail items availability and decreased retail traffic; staffing shortages; general economic, financial, and industry conditions, particularly conditions relating to liquidity, financial performance, and related credit issues in the retail sector, which may be amplified by future effects of COVID-19 new waves; effectiveness of government stimulus programs; the long-term effects of COVID-19 on the national and global economy, including on consumer confidence and spending, financial markets and the availability of credit for us, our suppliers and our customers; and increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption in light of increased online-banking, e-commerce and other online activity.

A sustained or prolonged COVID-19 new outbreak, a resurgence or the emergence of a new strain of coronavirus for which current vaccines may be less effective, could exacerbate the factors described above and intensify the impact on our business. In addition, if the future potential adverse effects of the COVID-19 outbreak are sustained, they could have accounting consequences, such as impairments of fixed assets or goodwill. It could also affect our ability to execute our expansion plans or invest in products and development. The resumption of economic activity and business operations to pre-pandemic levels may be delayed or constrained by lingering effects on our merchants and consumers. Accordingly, these factors may adversely affect our business, financial condition and results of operations, even after the COVID-19 outbreak has subsided.

Our business has benefitted from the shift from in-store shopping and traditional in-store payment methods (e.g., credit cards, debit cards, cash) towards e-commerce and online payments that was accelerated by the COVID-19 outbreak. To the extent that consumer preferences revert to pre-COVID-19 behaviors as mitigation measures to limit the spread of COVID-19 are eased or lifted, our business, financial condition and results of operations could be adversely impacted.

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

We previously identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal controls over financial reporting in the future, any material weakness in the future could result in loss of investor confidence and adversely affect our business or stock price.

We reported in Part II, Item 9A of Amendment N° 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on December 23, 2020 that we identified material weaknesses in our Risk Assessment, Monitoring, Information and Communication and in Control Activities relating our credit cards and other means of payments account.

Remediation of the material weaknesses does not provide assurance that our internal control over financial reporting will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Any material weaknesses identified in the future could adversely affect investor confidence in our financial statements and adversely affect our business or stock price.

There are risks associated with our indebtedness.

The terms of our senior unsecured notes issued in January 2021 contain, and any debt instruments we enter in the future may contain, covenants that restrict or could restrict, among other things, our business and operations. Failure to pay amounts due under a debt instrument or breach any of its covenants may result in the acceleration of the indebtedness (subject in certain cases to a grace or cure period). Moreover, any such acceleration and required repayment of, or default in respect of, any of our indebtedness could, in turn, constitute an event of default under other debt instruments, thereby resulting in the acceleration and required repayment of other indebtedness we may have. Any of these events could materially adversely affect our liquidity and financial condition.

In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities and increase our borrowing costs. If our credit ratings are downgraded or other negative action is taken, the interest rates payable by us under our indebtedness may increase. In addition, any downgrades to our credit ratings may affect our ability to obtain additional financing in the future and the terms of any such financing. Any of these factors could adversely affect our financial condition and results of operations.

The conditional conversion feature of the 2028 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2028 Notes is triggered, holders of the outstanding 2028 Notes will be entitled to convert the outstanding 2028 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2028 Notes, and even though our current intention is to satisfy our conversion obligation by delivering shares of our common stock (and cash in lieu of delivering any fractional share), we can decide to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2028 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Risks related to doing business in Latin America

We face the risk of political and economic crises, instability, terrorism, civil strife, labor conflicts, expropriation and other risks of doing business in emerging markets.

We conduct our operations in emerging market countries in Latin America, which have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and economic instability. Economic and political developments in these countries, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, political instability, terrorism, civil strife, changes in laws and regulations, labor conflicts, expropriation or nationalization of property, and exchange controls could impact our operations or the market value of our common stock and have a material adverse effect on our business, financial condition and results of operations. Currently, as a consequence of adverse economic conditions in global markets due to COVID-19 pandemic and lower demand for commodities, many Latin American economies have slow rates of growth, and some have entered recessions. The duration and severity of this slowdown is hard to predict and could adversely affect our business, financial condition, and results of operations.

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

The currencies of many countries in Latin America, including Brazil, Argentina and Mexico, which together accounted for 94.4% and 95.5% of our net revenues for 2020 and 2019, respectively, have experienced volatility and significant devaluations in the past. Currency movements, as well as higher interest rates, have materially and adversely affected the economies of many Latin American countries, including countries which account, or are expected to account, for a significant portion of our revenues. The depreciation of local currencies creates inflationary pressures that may have an adverse effect on us and generally restricts access to the international capital markets. For example, the devaluation of the Argentine Peso has had a negative impact on the ability of Argentine businesses to service their foreign currency denominated liabilities, led to high inflation, significantly reduced real wages, had a negative impact on businesses whose success is dependent on domestic market demand, and adversely affected the government’s ability and private companies to service its foreign debt obligations . On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of public accounts and the balance of payments of the countries where we operate, and may reduce export growth in those countries.

Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as our financial results are translated from the applicable local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as has occurred in some years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against the foreign currencies of countries in which we operate. For the year ended December 31, 2020, 55.2% of our net revenues were denominated in Brazilian Reais, 24.7% in Argentine Pesos and 14.5% in Mexican Pesos.

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

The Argentine government has implemented certain measures that control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. Those measures include, among other things, the requirement to obtain the prior approval from the Argentine Central Bank, which could eventually restrict the ability to exchange Argentine pesos for other currencies, such as U.S. dollars. Moreover, restrictions also currently apply to the acquisition of any foreign currency for holding as cash within Argentina, and distribution of dividends abroad is allowed with certain limits and as long as certain requirements are met. Additionally, the Argentine government implemented a new tax with a rate of 30% on certain transactions involving the acquisition of foreign currency.

There can be no assurance that the Central Bank of Argentina or other government agencies will not increase such controls or restrictions, make modifications to these regulations or establish more severe restrictions on currency exchange, which could affect the ability to make payments to foreign creditors or providers and dividend payments to foreign shareholders. These exchange controls and restrictions could materially adversely affect the business, financial condition and results of operations of our Argentine subsidiaries and their ability to comply with their foreign currency obligations, and could significantly impact our ability to receive cash from our Argentine subsidiaries and our ability to meet our obligations, each of which could have a material adverse effect on our Company.

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

In recent years, Argentina’s foreign debt rating has been downgraded on multiple occasions based on concerns regarding economic conditions and rising fears of increased inflationary pressures and their ability to serve their debt obligations. In 2020, the Argentine government restructured its foreign currency external bonds and its foreign currency bonds governed by Argentine law. However, as of the date of this annual report, the Argentine government still faces the challenge of restructuring its debt with the International Monetary Fund (“IMF”) and the Paris Club. In August 2020, Argentina initiated formal discussions with the IMF with respect to its debt incurred under a precautionary Stand-By Arrangement pursuant to which, as of October 23, 2020, the government had drawn approximately $43.9 billion. After postponing until May 5, 2021 the $2.1 billion payment originally due on May 5, 2020, in April 2020, Argentina sent the Paris Club members a proposal to modify the existing terms of the settlement agreement that Argentina had reached with the Paris Club members on May 29, 2014. We cannot predict the outcome of these negotiations nor the impact of the result that those renegotiations will have in Argentina's ability to access international capital markets, in the Argentine economy or in our economic and financial situation This uncertainty may also adversely impact Argentina’s ability to attract capital.

The increasing level of inflation in Argentina has generated pressure for further depreciation of the Argentine Peso, which depreciated against the U.S. dollar by an approximately average of 41.7% in 2019 and 31.7% in 2020. If the current Argentine government is unable to address Argentina’s structural inflationary imbalances, the prevailing high rates of inflation may continue, which would have an adverse effect on Argentina’s economy.

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

Most Latin American countries have historically experienced, and may continue to experience in the future, high rates of inflation, which could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations. In countries with high rates of inflation, such as Argentina, which was determined to be highly inflationary, we may not be able to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures. A high inflation environment would also have negative effects on the level of economic activity, employment and adversely affect our business and results of operations.

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

These provisions include: i) advance notice requirements for stockholder proposals and director nominations; ii) a staggered board of directors; iii) limitations on the ability of stockholders to remove directors other than for cause; iv) limitations on the ability of stockholders to own and/or exercise voting power over 20% of our common stock; v) limitations on the ability of stockholders to amend, alter or repeal our by-laws; vi) the inability of stockholders to act by written consent; vii) the authority of the board of directors to adopt a stockholder rights plan; viii) the authority of the board of directors to issue, without stockholder approval, preferred stock with any terms that the board of directors determines and additional shares of our common stock; and ix) limitations on the ability of certain stockholders to enter into certain business combinations with us, as provided under Section 203 of the Delaware General Corporation Law.

These provisions may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

Although we are a Delaware corporation, our subsidiaries and most of our assets are located outside of the U.S. Furthermore, most of our directors, officers and some experts named in this report reside outside the U.S. As a result, it may not be possible to effect service of process within the U.S. upon these persons. Moreover, uncertainty exists as to whether courts outside of the U.S. would recognize or enforce judgments rendered against us, our subsidiaries, or the abovementioned persons in U.S. courts and predicated on the civil liability provisions of U.S. federal securities laws. In addition, any original or enforcement action in a court outside the U.S. will be subject to compliance with procedural requirements under applicable local law, including the condition that the judgment does not violate the public policy of the applicable jurisdiction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease facilities in different countries of Latin America that are used for administrative, marketing, product development and shipping activities purposes. All of our offices are occupied under lease agreements, except for three of our Argentine offices. The leases for our facilities provide for renewal options and after expiration, we can renegotiate the leases with our current landlords, or move to another location. From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.

For Mercado Envios, we operate fulfillment, cross docking and service centers in multiple locations in Argentina, Brazil, Mexico, Chile and Colombia.

Our headquarters are located in Buenos Aires, Argentina. Our data centers are located in Virginia, United States, and occupy approximately 418 square meters. As of December 31, 2020, our owned and leased facilities (excluding data centers) provided us with square meters as follows:

	Argentina	Brazil	México	Others	Total
Owned facilities	14,423	-	-	-	14,423
Leased facilities	120,771	1,017,055	336,390	87,269	1,561,485
Managed by third parties	20,300	4,400	5,437	8,537	38,674
Total facilities	155,494	1,021,455	341,827	95,806	1,614,582

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Item 8 of Part II, “Financial Statements and Supplementary Data”—Note 14 Commitments and Contingencies—Litigation and Other Legal Matters.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock, par value $0.001 per share, or our common stock, trade on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “MELI.” As of December 31, 2020, the closing price of our common stock was $1,675.22 per share.

Holders of record

As of January 31, 2021, we had 152 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low per share sale prices for our common stock on the Nasdaq Global Select Market:

	High	Low
2020
1st quarter	$742.74	$452.17
2nd quarter	$985.77	$447.34
3rd quarter	$1225.45	$956.62
4th quarter	$1732.39	$1079.33

2019
1st quarter	$507.93	$296.59
2nd quarter	$641.39	$482.35
3rd quarter	$690.1	$537.29
4th quarter	$599.24	$482.95

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the year ended December 31, 2020.

Dividend Policy

After reviewing the Company’s capital allocation process the Board of Directors has concluded that it has multiple investment opportunities that can generate greater return to shareholders through investing capital into the business over a dividend policy. Consequently, the Board of Directors suspended the payment of dividend to shareholders as from the first quarter of 2018.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2020 is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions) (2)
October, 2020	—	—	—	Up to $280
November, 2020	11,116	2,563.77	11,116	Up to $280
December, 2020	—	—	—	Up to $251

(1)	Average price paid per share does not include costs associated with the repurchases.
(2)

On August 30, 2020 the Board authorized the repurchase of Shares for an aggregate consideration of up to $350 million. The share repurchase program expires on August 31, 2021 and may be suspended from time to time or discontinued. The repurchases are being executed from time to time, subject to general business and market and price conditions and other investment opportunities, through open-market purchases, block trades, derivatives, trading plans established in accordance with SEC rules, or privately negotiated transactions. See Note 25 to our audited consolidated financial statements for more details.

Stock Performance Graph

The graph below shows the total stockholder return of an investment of $100 on December 31, 2015 through December 31, 2020 for (i) our common stock; (ii) The Nasdaq Composite Index; (iii) The S&P 500 Index; and (iv) the Dow Jones Ecommerce Index. The Dow Jones Ecommerce Index is a weighted index of stocks of companies in the e-commerce industry. Stock price performance shown in the graph below is not indicative of future stock price performance:

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

The figures in the tables below are derived from our audited consolidated financial statements as of and for the year ended December 31, 2020, 2019, 2018, 2017 and 2016.

	Year Ended December, 31
(in millions)	2020 (*)	2019 (*)	2018 (*)	2017 (*)	2016 (*)
Statement of income data:
Net revenues	3,973.5	2,296.3	1,439.7	1,216.5	844.4
Cost of net revenues	(2,264.3)	(1,194.2)	(742.6)	(496.9)	(307.5)
Gross profit	1,709.2	1,102.1	697.0	719.6	536.9

Operating expenses:
Product and technology development	(352.5)	(223.8)	(146.3)	(127.2)	(98.5)
Sales and marketing	(902.6)	(834.0)	(482.4)	(325.4)	(156.3)
General and administrative	(326.5)	(197.5)	(137.8)	(122.2)	(87.3)
Impairment of Long-Lived Assets	—	—	—	(2.8)	(13.7)
Loss on Deconsolidation of Venezuelan Subsidiaries (**)	—	—	—	(85.8)	—
Total operating expenses	(1,581.5)	(1,255.3)	(766.5)	(663.3)	(355.8)
Income (Loss) from operations	127.7	(153.2)	(69.5)	56.3	181.1

Other income (expenses):
Interest income and other financial gains	102.8	113.5	42.0	45.9	35.4
Interest expense and other financial charges	(106.7)	(65.9)	(56.2)	(26.5)	(25.6)
Foreign currency (losses) gains	(42.5)	(1.7)	18.2	(21.6)	(5.6)
Net income (loss) before income tax (expense) gain	81.3	(107.2)	(65.5)	54.1	185.3
Income tax (expense) gain	(82.0)	(64.8)	28.9	(40.3)	(49.0)

Net (loss) Income	(0.7)	(172.0)	(36.6)	13.8	136.4

(*)The table above may not total due to rounding.

(**)Venezuelan result have been deconsolidated since December 1, 2017, therefore, our 2020, 2019 and 2018 results do not include Venezuelan segment results.

	At December 31,
(in millions, except for per share data)	2020	2019	2018	2017	2016
Balance sheet data:
Total assets	$6,526.3	$4,781.7	$2,239.5	$1,673.2	$1,367.4
Long-term debt	860.9	631.4	602.2	312.1	301.9
Total liabilities	4,874.8	2,699.7	1,902.8	1,347.4	938.6
Net assets	1,651.6	2,082.0	336.7	325.8	428.9
Mandatorily redeemable convertible preferred stock (*)	—	98.8	—	—	—
Common stock	0.05	0.05	0.05	0.04	0.04
Equity	1,651.6	1,983.1	336.7	325.8	428.9
Cash dividend declared per common share	$—	$—	$—	$0.600	$0.600

(*) In September and November 2020, holders converted 100,000 shares of Preferred Stock into 208,460 shares of the Company’s Common Stock.

	Year Ended December 31,
	2020	2019	2018	2017	2016
(Loss)/Earnings per share data:
Basic net (loss)/income available to common stockholders per common share	$(0.08)	$(3.71)	$(0.82)	$0.31	$3.09
Diluted net (loss)/income per common share	$(0.08)	$(3.71)	$(0.82)	$0.31	$3.09
Weighted average shares(1):
Basic	49,740,407	48,692,906	44,529,614	44,157,364	44,157,251
Diluted	49,740,407	48,692,906	44,529,614	44,157,364	44,157,251
(1) Shares outstanding at December 31, 2020 were 49,869,727

The following table includes eight key performance indicators, which are calculated as defined in the footnotes to the table. Each of these indicators provides a different measure of the level of activity on our platform, and we use them to monitor the performance of the business.

	Year ended December 31,
(in millions)	2020 (9)	2019 (9)	2018 (9)	2017 (9)	2016
Other data:
Unique Active Users (1)	132.5	74.2	N/A	N/A	N/A
Number of confirmed new registered users during period (2)	57.5	53.2	55.5	37.7	29.5
Gross merchandise volume (3)	$20,926.8	$13,997.4	$12,504.9	$11,749.3	$8,048.1
Number of successful items sold (4)	719.3	378.9	334.7	270.1	181.2
Number of successful items shipped (5)	649.2	306.9	221.7	150.7	86.5
Total payment volume (6)	$49,756.8	$28,389.9	$18,455.9	$13,731.7	$7,753.7
Total volume of payments on marketplace (7)	$19,951.4	$13,051.7	$11,274.5	$9,627.6	$5,627.4
Total payment transactions (8)	1,914.5	838.0	389.3	231.4	138.7
Capital expenditures	$254.1	$141.4	$102.0	$83.5	$84.7
Depreciation and amortization	$105.0	$73.3	$45.8	$40.9	$29.0

(1)New or existing user who performed at least one of the following actions during the reported period: (1) made one purchase, or reservation, or asked one question or Mercado Libre Marketplace or Classified Marketplace (2) maintained an active listing on Mercado Libre Marketplace or Classified Marketplace (3) maintained an active account in Mercado Shops (4) made a payment, money transfer, collection and/or advance using Mercado Pago (5) maintained an outstanding credit line through Mercado Credito or (6) maintained a balance of more than $5 invested in a Mercado Fondo asset management account. Management uses this metric to evaluate the size of our community of users who interact with the ecosystem and of which we have the opportunity to generate further engagement. With the changes in our business we believe it provides a better indication of our active user base rather than a registration metric that does not reflect any sort of interaction.

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

(9)Data for 2017 onwards includes Venezuelan metrics up to November 30, 2017 due to deconsolidation.

Non-GAAP Measures of Financial Performance

To supplement our audited consolidated financial statements presented in accordance with U.S. GAAP, we present foreign exchange (“FX”) neutral measures as a non-GAAP measure. Reconciliation of this non-GAAP financial measure to the most comparable U.S. GAAP financial measure can be found in the tables below.

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

We provide this non-GAAP financial measure to enhance overall understanding of our current financial performance and its prospects for the future, and we understand that this measure provides useful information to both Management and investors. In particular, we believe that FX neutral measures provide useful information to both Management and investors by excluding the foreign currency exchange rate impact that may not be indicative of our core operating results and business outlook.

The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2019 and applying them to the corresponding months in 2020, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The comparative FX neutral measures were calculated by using the average monthly exchange rates for each month during 2018 and applying them to the corresponding months in 2019, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.

The following table sets forth the FX neutral measures related to our reported results of the operations for years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2020	2019	Percentage Change	2020	2019	Percentage Change
Net revenues	$ 3,973.5	$ 2,296.3	73.0%	$ 5,200.3	$ 2,296.3	126.5%
Cost of net revenues	(2,264.3)	(1,194.2)	89.6%	(2,912.3)	(1,194.2)	143.9%
Gross profit	1,709.2	1,102.1	55.1%	2,288.0	1,102.1	107.6%

Operating expenses	(1,581.5)	(1,255.3)	26.0%	(2,060.6)	(1,255.3)	64.2%
Income (loss) from operations	127.7	(153.2)	183.4%	227.4	(153.2)	248.5%

(*) The table above may not total due to rounding.

	Year Ended December 31, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2019	2018	Percentage Change	2019	2018	Percentage Change

Net revenues	$ 2,296.3	$ 1,439.7	59.5%	$ 2,763.5	$ 1,439.7	92.0%
Cost of net revenues	(1,194.2)	(742.6)	60.8%	(1,461.8)	(742.6)	96.8%
Gross profit	1,102.1	697.0	58.1%	1,301.7	697.0	86.8%

Operating expenses	(1,255.3)	(766.5)	63.8%	(1,602.5)	(766.5)	109.1%
Loss from operations	(153.2)	(69.5)	120.4%	(300.8)	(69.5)	332.9%

(*) The table above may not total due to rounding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•a discussion of our principal trends and results of operations for the years ended December 31, 2020, 2019 and 2018;

•a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•a discussion of our liquidity and capital resources and a discussion of our capital expenditure and a description of our contractual obligations; and

•a discussion of the market risks that we face.

For discussion on results from 2019 compared to 2018, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

Business Overview

We are the largest online commerce ecosystem in Latin America based on unique active users, and we are present in 18 countries: Brazil, Argentina, Mexico, Chile, Colombia, Peru, Uruguay, Venezuela, Bolivia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Honduras, Nicaragua, Panama, Paraguay and El Salvador. Our platform is designed to provide users with a complete portfolio of services to facilitate commercial transactions both digitally and offline.

Through our e-commerce platform, we provide buyers and sellers with a robust and safe environment that fosters the development of a large e-commerce community in Latin America, a region with a population of over 646 million people and with one of the fastest-growing Internet penetration and e-commerce growth rates in the world. We believe that we offer world-class technological and commercial solutions that address the distinctive cultural and geographic challenges of operating a digital commerce platform in Latin America.

We offer our users an ecosystem of six integrated e-commerce services: the Mercado Libre Marketplace, the Mercado Pago FinTech solution, the Mercado Envios logistics service, the Mercado Libre Ads solution, the Mercado Libre Classifieds service and the Mercado Shops online storefronts solution.

The Mercado Libre Marketplace, which we sometimes refer to as our marketplace, is a fully-automated, topically-arranged and user-friendly online commerce platform, which can be accessed through our website and mobile app. This platform enables both businesses and individuals to list merchandise and conduct sales and purchases digitally.

To complement the Mercado Libre Marketplace and also to enhance the user experience for our buyers and sellers, we developed Mercado Pago, an integrated digital payments solution. Initially designed to facilitate transactions on Mercado Libre’s Marketplaces by providing a mechanism that allowed our users to securely, easily and promptly send and receive payments, it is now a full ecosystem of Financial Technology solutions both in the digital and physical world. Our digital payments solution enables any MercadoLibre registered user to securely and easily send and receive digital payments and to pay for purchases made on any of MercadoLibre’s Marketplaces. Currently, Mercado Pago processes and settles all transactions on our Marketplaces in Brazil, Argentina, Mexico, Chile, and Colombia, and is also available for our buyers and sellers in Peru and Uruguay. In addition, Mercado Pago grants through our Mercado Credito solution, loans to sellers and buyers in Argentina, Brazil and Mexico.

The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full experience. As of December 31, 2020, we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile and Colombia.

Our advertising platform, Mercado Ads, enables businesses to promote their products and services on the Internet. Through our advertising platform, MercadoLibre’s brands and sellers are able to display ads on our webpages through product searches, banner ads, or suggested products. Our advertising platform enables merchants and brands to access the millions of consumers that are on our Marketplaces at any given time with the intent to purchase, which increases the likelihood of conversion.

Through Mercado Libre Classifieds, our online classified listing service, our users can also list and purchase motor vehicles, real estate and services in the countries where we operate. Classifieds listings differ from Marketplace listings as they only charge optional placement fees and not final value fees. Our classifieds pages are also a major source of traffic to our platform, benefitting both the Commerce and Fintech businesses

We also offer our digital storefront solution, Mercado Shops, allows users to set-up, manage and promote their own digital stores. These stores are hosted by Mercado Libre and offer integration with the rest of our ecosystem, namely our Marketplaces, payment services and logistics services. Users can create a store at no cost, and can access additional functionalities and value added services on commission.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the years ended December 31, 2020, 2019 and 2018:

	Years Ended
	December 31,
(% of total consolidated net revenues) (*)	2020	2019	2018
Brazil	55.2%	63.6%	60.2%
Argentina	24.7	19.9	26.2
Mexico	14.5	12.0	7.6
Other Countries	5.6	4.5	6.1
(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the years ended December 31, 2020, 2019 and 2018:

	Years Ended		Change from 2019		Years Ended		Change from 2018
	December 31,		to 2020 (*)		December 31,		to 2019 (*)
	2020	2019	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$2,194.0	$1,461.5	$732.5	50.1%	$1,461.5	$866.2	$595.3	68.7%
Argentina	980.3	456.3	523.9	114.8	456.3	376.6	79.8	21.2
Mexico	575.2	275.1	300.0	109.1	275.1	109.1	166.0	152.2
Other Countries	224.0	103.3	120.6	116.7	103.3	87.8	15.5	17.7
Total Net Revenues	$3,973.5	$2,296.3	$1,677.2	73.0%	$2,296.3	$1,439.7	$856.7	59.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Recent Developments

Issuance of guaranteed senior notes

On January 14, 2021, we closed a public offering of $400 million aggregate principal amount of 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”) and $700 million aggregate principal amount of 3.125% Notes due 2031 (the “2031 Notes”, and together with the 2026 Sustainability Notes, the “Notes”). The Notes were issued pursuant to an indenture (the “Indenture”), dated as of January 14, 2021, among the Company, MercadoLibre S.R.L., Ibazar.com Atividades de InternetLtda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., MercadoPago.com Representações Ltda., MercadoLibre Chile Ltda., MercadoLibre, S. de R.L. de C.V., DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda., as guarantors (the “Guarantors”), and The Bank of New York Mellon, as trustee (the “Trustee”), as supplemented by the first supplemental indenture (the “First Supplemental Indenture”), dated as of January 14, 2021, among the Company, the Guarantors and the Trustee.

We intend to allocate the net proceeds from the issuance of the 2026 Sustainability Notes to finance or refinance, in whole or in part, one or more new or existing Eligible Projects within 36 months from the date of the issuance of the 2026 Sustainability Notes, where feasible. “Eligible Projects” are investments and expenditures made by us or any of our subsidiaries beginning with the issuance date of the 2026 Sustainability Notes or in the 24 months prior to the issuance of the 2026 Sustainability Notes, that: (i) contribute to environmental objectives such as: clean transportation, land conservation and preservation, energy efficiency, renewable energy, green buildings and pollution prevention and control, (ii) aim to address or mitigate a specific social issue or seek to achieve positive social outcomes especially, but not exclusively, for one or more target populations or (iii) combine (i) and (ii)).

The net proceeds from the offering of the 2031 Notes were used to fund in part the purchase price for the repurchase of $440 million in aggregate principal amount of 2.00% Convertible Senior Notes Due 2028 (the “2028 Notes”) entered into in January 6, 2021 and the premium for capped call transactions entered into on January 4, 2021. For more information with respect to these transactions, see below “—Repurchase of 2028 Notes” and “—Capped call transactions related to the 2028 Notes.”

We will pay interest on the Notes on January 14 and July 14 of each year, beginning on July 14, 2021. The 2026 Sustainability Notes will mature on January 14, 2026 and the 2031 Notes will mature on January 14, 2031. See note 27 of our audited consolidated financial statements for additional detail.

Repurchase of the 2028 Notes

In January 2021, we repurchased $440 million principal amount of our outstanding 2028 Notes. The total amount paid amounted to $ 1,865.1 million which includes principal, interest accrued and premium, as resulted, approximately $440 million of the principal amount of the 2028 Notes remains outstanding. As of the date of the issuance of this Annual Report, we are analyzing the impact of the repurchase transaction which estimate will have, in the first quarter of 2021, a material negative impact in Other income (expense) line in our consolidated statements of income and in our total equity of the Company.

Capped call transactions related to 2028 Notes

In connection with the 2028 Notes, we paid $100.8 million (including transaction expenses) in January 2021 to enter into the 2028 Notes Capped Call Transactions with certain financial institutions. The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of our common stock is greater than the strike price of the 2028 Notes Capped Call Transactions. See Note 16 to our audited consolidated financial statements for further detail on the 2028 Notes Capped Call Transactions.

Description of line items

Net revenues

We recognize revenues in each of our four geographical reporting segments. Within each of our segments, the services we provide generally fall into two distinct revenue streams: “Commerce” and “Fintech.”

In 2020, we have re-named and grouped by nature our Revenue streams breakdown, given the increasing importance of our financial business in current and expected future revenue composition, which Management considers shows more meaningful information about the business. As such, the breakdown by revenue stream previously labeled as “Enhanced Marketplace” and “Non-marketplace”, is now presented under the titles of “Commerce” and “Fintech”, respectively. Also, as a result, a group of other services, including classifieds fees, ad sales and other ancillary services, which had historically been included in the “Non-marketplace” line, have as of January 1, 2020, been included as a part of the “Commerce” revenue stream. Prior-period corresponding figures have been reclassified accordingly for comparative purposes.

The following table summarizes our consolidated net revenues by revenue stream for the years ended December 31, 2020, 2019 and 2018:

	Years ended
	December 31, (*)
Consolidated net revenues by revenue stream	2020	2019	2018
	(in millions)
Commerce (**)	$2,559.8	$1,346.4	$838.6
Fintech	1,413.7	949.9	601.0
Total	$3,973.5	$2,296.3	$1,439.7

(*) (**)	The table above may not total due to rounding. Includes marketplace fees, shipping fees, sales of goods, ad sales, classified fees and other ancillary services.

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

Revenues from inventories sales are generated when control of the good is transferred, upon delivery to our customers.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the years ended December 31, 2020, 2019 and 2018, no single customer accounted for more than 5.0% of our net revenues.

The functional currency for each country’s operations is the country’s local currency, except for Argentina, where the functional currency is the U.S. dollar due to Argentina’s status as a highly inflationary economy. Our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. Please refer to “Critical accounting policies and estimates” in Note 2 to our audited consolidated financial statements for further detail on foreign currency translation.

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

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 8.2%, 8.2% and 9.7% of net revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table summarizes the composition of our income taxes for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
(In millons)	2020 (*)	2019 (*)	2018 (*)

Current:
U.S.	-	8.7	(0.0)
Non U.S.	152.3	39.6	64.0
	152.3	48.3	64.0
Deferred:
U.S.	(5.4)	(13.6)	(3.6)
Non U.S.	(64.9)	30.0	(89.3)
	(70.3)	16.5	(92.9)
Income tax expense/(gain)	82.0	64.8	(28.9)

(*) The table above may not total due to rounding. No asset tax expense was recorded for the years ended December 31, 2020, 2019 and 2018.

Seasonality

The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results are as follows:

	Quarter Ended
(in millions, except for share data)	March 31,	June 30,	September 30, (*)	December 31,
2020
Net Revenues	$ 652.1	$ 878.4	$ 1,115.7	$ 1,327.3
Gross profit	312.8	427.2	480.2	489.0
Net (loss) Income	(21.1)	55.9	15.0	(50.6)
Net (loss) Income per share-basic	(0.44)	1.11	0.28	(1.02)
Net (loss) Income per share-diluted	(0.44)	1.11	0.28	(1.02)
Weighted average shares
Basic	49,709,955	49,709,973	49,720,854	49,820,185
Diluted	49,709,955	49,709,973	49,720,854	49,820,185

2019
Net Revenues	$ 473.8	$ 545.2	$ 603.0	$ 674.3
Gross profit	237.0	272.4	284.3	308.3
Net Income (loss)	11.9	16.2	(146.1)	(54.0)
Net Income (loss) per share-basic	0.13	0.31	(2.96)	(1.11)
Net Income (loss) per share-diluted	0.13	0.31	(2.96)	(1.11)
Weighted average shares
Basic	45,980,255	49,318,522	49,710,723	49,709,955
Diluted	45,980,255	49,318,522	49,710,723	49,709,955

2018
Net Revenues	$ 321.0	$ 335.4	$ 355.3	$ 428.0
Gross profit	162.8	159.7	169.7	204.8
Net loss	(12.9)	(11.3)	(10.1)	(2.3)
Net loss per share-basic	(0.29)	(0.25)	(0.23)	(0.05)
Net loss per share-diluted	(0.29)	(0.25)	(0.23)	(0.05)
Weighted average shares
Basic	44,157,364	44,157,364	44,588,704	45,202,859
Diluted	44,157,364	44,157,364	44,588,704	45,202,859

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

If the carrying amount of the reporting unit exceeds its fair value, goodwill or indefinite useful life intangible assets are considered impaired.

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

For the year ended December 31, 2020, the fair values of the reporting units were estimated using the income approach. Cash flow projections used were based on financial budgets approved by Management. We use discount rates to each reporting unit in the range of 15.1% to 21.0%. The average discount rate used for 2020 was 17.2%. That rate reflected our estimated weighted average cost of capital. Key drivers in the analysis include Average Selling Price (“ASP”), Take Rate defined as marketplace revenues as a percentage of Gross Merchadise Volume (“GMV”), Total Payment Volume Off Platform (“TPV Off”), Off Platform Take Rate defined as off platform revenues as a percentage of TPV Off, Wallet and Point TPV per Payer, Wallet Users over Total Population and Active Point devices. In addition, the analysis includes a business to e-commerce rate, which represents growth of e-commerce as a percentage of Gross Domestic Product, Internet penetration rates as well as trends in our market share.

For the year ended December 31, 2020, based on quantitative assessments, we have determined that the fair value of all the reporting units and the intangible assets with indefinite useful lives, are greater than their respective carrying amounts.

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

For loans receivable that share similar risk characteristics such as product type, country, unpaid installments, days delinquent, and other relevant factors, the company estimates the lifetime expected credit loss allowance based on a collective assessment. The lifetime expected credit losses is determined by applying probability of default and loss given default models to monthly projected exposures, then discounting these cash flows to present value using the portfolio’s loans interest rate, estimated as a weighted average of the original effective interest rate of all the loans that conform the portfolio segment.The probability of default is an estimation of the likelihood that a loan receivable will default over a given time horizon. Probability of default models are estimated using a transition matrix method; these matrices are constructed using roll rates and then transformed, taking into account the expected future delinquency rate (forward-looking models). Therefore, the models include macroeconomic outlook or projections and recent performance. With this model, we estimate marginal monthly default probabilities for each delinquency bucket, type of product and country. Each marginal monthly probability of default represents a different possible scenario of default.The exposure at default is equal to the receivables’ expected outstanding principal, interest and other allowable balances. We estimate the exposure at default that the portfolio of loans would have in each possible moment of default, meaning for each possible scenario mentioned above. The loss given default is the percentage of the exposure at default that is not recoverable. We estimate this percentage using the transition matrix method mentioned above and the portfolio segment´s interest rate. The measurement of CECL is based on probability-weighted scenarios (probability of default for each month), in view of past events (roll rates), current conditions and adjustments to reflect the reasonable and supportable forecast of future economic conditions which were affected, among other factors, by the COVID-19 pandemic. We will continue to monitor the impact of the pandemic on expected credit losses estimates.

For accounts receivable, they have been grouped based on shared credit risk characteristics and the number of days past due. We have therefore concluded that the expected loss rates for accounts receivable is a reasonable approximation of the historical loss rates for those assets. Accounts receivable are recovered over a period of 0-180 days, therefore, forecasted changes to economic conditions are not expected to have a significant effect on the estimate of the allowance for doubtful accounts.

For credit cards receivable and other means of payment, we assess balances for credit, based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models.

We believe that the accounting estimate related to allowances for doubtful accounts, loans receivable and for chargebacks is a critical accounting estimate because it requires Management to make different assumptions and scenarios to estimate the CECL.

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

From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as discussed in “Item 3—Legal Proceedings,” and in Note 14 to our audited consolidated financial statements. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves accordingly. However, even if successful, our defense could be costly and could divert Management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay material damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. At December 31, 2020, we had a valuation allowance on certain foreign net operating losses and foreign tax credit based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income tax expense” line in our consolidated statement of income. Please refer to note 2 and 12 to the consolidated financial statements for additional information regarding income tax and tax reforms.

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

Statement of income data

	Years Ended December 31,
(In millions)	2020 (*)	2019 (*)	2018 (*)

Net revenues	$3,973.5	$2,296.3	$1,439.7
Cost of net revenues	(2,264.3)	(1,194.2)	(742.6)
Gross profit	1,709.2	1,102.1	697.0

Operating expenses:
Product and technology development	(352.5)	(223.8)	(146.3)
Sales and marketing	(902.6)	(834.0)	(482.4)
General and administrative	(326.5)	(197.5)	(137.8)
Total operating expenses	(1,581.5)	(1,255.3)	(766.5)
Income (loss) from operations	127.7	(153.2)	(69.5)

Other income (expenses):
Interest income and other financial gains	102.8	113.5	42.0
Interest expense and other financial losses	(106.7)	(65.9)	(56.2)
Foreign currency (losses) gains	(42.5)	(1.7)	18.2
Net income (loss) before income tax (expense) gain	81.3	(107.2)	(65.5)

Income tax (expense) gain	(82.0)	(64.8)	28.9
Net loss	$(0.7)	$(172.0)	$(36.6)

(*) The table above may not total due to rounding.

	Years Ended December 31,
(% of net revenues)	2020 (*)	2019 (*)	2018

Net revenues	100.0	100.0	100.0
Cost of net revenues	(57.0)	(52.0)	(51.6)
Gross profit	43.0	48.0	48.4

Operating expenses:

Product and technology development	(8.9)	(9.7)	(10.2)
Sales and marketing	(22.7)	(36.3)	(33.5)
General and administrative	(8.2)	(8.6)	(9.6)
Total operating expenses	(39.8)	(54.7)	(53.2)
Income (loss) from operations	3.2	(6.7)	(4.8)

Other income (expenses):
Interest income and other financial gains	2.6	4.9	2.9
Interest expense and other financial charges	(2.7)	(2.9)	(3.9)
Foreign currency (losses) gains	(1.1)	(0.1)	1.3
Net income (loss) before income tax (expense) gain	2.0	(4.7)	(4.5)

Income tax (expense) gain	(2.1)	(2.8)	2.0
Net loss	(0.0)	(7.5)	(2.5)

(*) Percentages have been calculated using whole dollar amounts rather than appear in the table. The table above may not total due to rounding.

Principal trends in results of operations

Net revenues

Our net revenues accelerated its growth trajectory during the year 2020, specifically related to the increase in our gross merchandise volume and the growth of our Fintech solution services (off-platform transactions through Mercado Pago, credits business, financing payment transactions, etc.) as a consequence of higher demand on ecommerce and fintech products related to the COVID-19 pandemic and the corresponding homeconfinement imposed by certain government in the jurisdiction in which we operate. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Net Revenues” section in the current document for further detail on net revenues trends for the year ended December 31, 2020.

The COVID-19 pandemic has affected many companies and industries in Latin America, our Company included, especially during the end of first quarter of 2020 when government-imposed total or partial lockdowns and curfews throughout Latin America in late March, some of which have been subsequently extended, modified or rescinded.

Despite the fact that our three last quarters of 2020 were characterized by the solid performance of our business and our belief that our long-term growth in net revenues will continue in the future, given our leadership in the region and the ongoing opportunities for e-commerce and Fintech solutions in Latin America, we are not able to predict the negative impacts that the COVID-19 pandemic may have on our business in the future.

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

Our gross profit trends are directly affected by our net revenues, as stated above, and our cost of net revenues. In this sense, our main cost of net revenue are composed of bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, fraud prevention fees, certain taxes on revenues, shipping operation costs (including warehousing costs), carrier and other operating costs, cost of products sold, certain taxes on bank transactions, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges, and depreciation and amortization. This cost structure is directly affected by the level of operations of our services, and our strategic plan on gross profit is built on factors such as an ample liquidity to fund expenses and investments and a cost-effective capital structure.

However, in the future, our gross profit margin could decline if we are not able to apply appropriate measures regarding our business to prevent potential negative impacts of the COVID-19 pandemic, if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues trend and if we continue building up our logistic network and growing our sales of goods business, which has a lower pure product margin.

For the years ended December 31, 2020 and 2019, our gross profit margins were 43.0% and 48.0%, respectively. The decrease in our gross profit margin resulted primarily from an increase in shipping operating costs and cost of products sold, as a percentage of net revenues, partially offset by a decrease in collection fees, as a percentage of net revenues.

Operating income/(loss) margins

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

For the years ended December 31, 2020, as compared to the year ended December 31, 2019, our operating margin increased from a negative margin of 6.7% to a positive margin of 3.2%. This increase is primarily a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior.

Net revenues

	For the years ended		Change from 2019		For the years ended		Change from 2018
	December 31,		to 2020 (*)		December 31,		to 2019 (*)
	2020	2019	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$3,973.5	$2,296.3	$1,677.2	73.0%	$2,296.3	$1,439.7	$856.7	59.5%

(*) Percentages have been calculated using the whole figures instead of rounding figures. The table above may not total due to rounding.

Our net revenues grew 73.0% for the year ended December 31, 2020, as compared to the same period in 2019. The increase in net revenues was primarily attributable to:

a)an increase of 90.1% in commerce net revenues for the year resulting, mainly, from increases in local currency gross merchandise volume in Argentina, Brazil and Mexico of 192%, 60% and 101%, respectively, for the year ended December 31, 2020. The increase in our local currency gross merchandise volume for the years ended December 31, 2020 was partially offset by the devaluation of the Brazilian Reais, the Mexican Peso and the Argentine Peso;

b)an increase of $250.4 million for the year ended December 31, 2020, as compared to the same period in 2019, related to the sale of goods in Brazil, Argentina and Mexico;

c) a decrease of $91.6 million, or 34.6%, in shipping subsidies that are netted from revenues, during the year ended December 31, 2020 as compared to the same period in 2019;

d) an increase of $99.7 million for the year ended December 31, 2020, as compared to the same period in 2019, related to the flat fee we charge for transactions below a certain merchandise value mainly in Brazil, Argentina and Mexico; and

e) an increase of our Fintech revenues of 48.8%, from $949.9 million for the year ended December 31, 2019 to $1,413.7 million for the year ended December 31, 2020. This increase is mainly generated by a 75.3% increase in our total payment volume, mainly associated with off-platform transactions, financing, other payment fees (as we started to monetize wallet funding operations in Brazil) and credits business for the year ended December 31, 2020, as compared to the same period in 2019.

	For the years ended		Change from 2019		For the years ended		Change from 2018
	December 31,		to 2020 (*)		December 31,		to 2019 (*)
Consolidated Net Revenues by revenue stream	2020	2019	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Commerce	$1,356.8	$793.4	$563.4	71.0%	$793.4	$450.1	$343.3	76.3%
Fintech	837.3	668.1	169.2	25.3%	668.1	416.0	252.1	60.6%
	$2,194.0	1,461.5	$732.5	50.1%	$1,461.5	$866.2	$595.3	68.7%
Argentina
Commerce	$561.3	$240.2	$321.1	133.7%	$240.2	$226.6	$13.6	6.0%
Fintech	419.0	216.2	202.8	93.8%	216.2	150.0	66.2	44.1%
	$980.3	456.3	$523.9	114.8%	$456.3	$376.6	$79.8	21.2%
Mexico
Commerce	$471.4	$230.2	$241.2	104.8%	$230.2	$89.5	$140.7	157.2%
Fintech	103.7	44.9	58.8	130.8%	44.9	19.6	25.3	129.3%
	$575.2	275.1	$300.0	109.1%	$275.1	$109.1	$166.0	152.2%
Other countries
Commerce	$170.3	$82.7	$87.6	105.9%	$82.7	$72.4	$10.3	14.2%
Fintech	53.7	20.6	33.0	160.1%	20.6	15.4	5.3	34.1%
	$224.0	103.3	$120.6	116.7%	$103.3	$87.8	$15.5	17.7%
Consolidated
Commerce	$2,559.8	$1,346.4	$1,213.3	90.1%	$1,346.4	$838.6	$507.8	60.6%
Fintech	1,413.7	949.9	463.8	48.8%	949.9	601.0	348.8	58.0%
Total	$3,973.5	$2,296.3	$1,677.2	73.0%	$2,296.3	$1,439.7	$856.7	59.5%

.
(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Brazil

Commerce revenues in Brazil increased 71.0% in the year ended December 31, 2020 as compared to the same period in 2019. This increase was primarily a consequence of: i) a 60% increase in local currency gross merchandise volume (partially offset by a 23.5% approximate average devaluation of the local currency); ii) a $150.1 million decrease in shipping subsidies which are presented netted from revenues; iii) an increase of $98.9 million related to the sale of goods; and iv) an increase of $62.6 million as a result of the flat fee for transactions below a certain merchandise value. Fintech revenues grew by 25.3%, a $169.2 million increase, during the year ended December 31, 2020 as compared to the same period in 2019, mainly driven by a 56.4% increase in the off-platform payments volume, financing and credits business and other payment fees (as we started to monetize wallet funding operations in Brazil).

Argentina

Commerce revenues in Argentina increased 133.7% in the year ended December 31, 2020 as compared to the same period in 2019. This increase was primarily a consequence of: i) a 192% increase in local currency gross merchandise volume (partially offset by a 31.7% approximate average devaluation of the local currency); ii) an increase of $97.3 million related to the sale of goods; and iii) an increase of $9.7 million as a result of the flat fee for transactions below a certain merchandise value. This increase was partially offset by a $31.5 million increase in shipping subsidies, which are presented netted from revenues. Fintech revenues grew 93.8%, a $202.8 million increase, during the year ended December 31, 2020 as compared to the same period in 2019, mainly driven by a 159.1% increase in the off-platform payments volume and financing.

Mexico

Commerce revenues in Mexico increased 104.8% in the year ended December 31, 2020, as compared to the same period in 2019, mainly due to: i) a 101% increase in local currency gross merchandise volume (partially offset by a 10.4% approximate average devaluation of the local currency); ii) an increase of $42.7 million related to the sale of goods and; iii) an increase of $23.4 million as a result of the flat fee for transactions below a certain merchandise value. This increase was partially offset by a $12.5 million increase in shipping subsidies, which are presented netted from revenues. Fintech revenues grew 130.8%, a $58.8 million increase, during the year ended December 31, 2020 as compared to the same period in 2019, mainly driven by a 103.5% increase in the off-platform payments volume financing and credits business.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2020
Net revenues	$652.1	$878.4	$1,115.7	$1,327.3
Percent change from prior quarter	-3%	35%	27%	19%
2019
Net revenues	$473.8	$545.2	$603.0	$674.3
Percent change from prior quarter	11%	15%	11%	12%
2018
Net revenues	$321.0	$335.4	$355.3	$428.0
Percent change from prior quarter	-10%	4%	6%	20%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

The following table set forth the growth in net revenues in local currencies for the years ended December 31, 2020 and 2019:

	Changes from (*)
(% of revenue growth in Local Currency)	2019 to 2020	2018 to 2019
Brazil	97.4%	81.6%
Argentina	218.4%	115.6%
Mexico	132.2%	149.9%
Other Countries	141.2%	30.5%
Total Consolidated	126.5%	92.0%

(*)

The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2019 and applying them to the corresponding months in 2020, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

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

Cost of net revenues

	Years ended		Change from 2019		Years ended		Change from 2018
	December 31,		to 2020 (*)		December 31,		to 2019 (*)
	2020	2019	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$2,264.3	$1,194.2	$1,070.1	89.6%	$1,194.2	$742.6	$451.5	60.8%
As a percentage of net revenues (*)	57.0%	52.0%			52.0%	51.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2020 as compared to the year ended December 31, 2019, the increase of $1,070.1 million in cost of net revenues was primarily attributable to: i) a $310.1 million increase in shipping operating costs; ii) a $236.3 million increase in cost of sales of goods in Brazil, Argentina and Mexico; iii) a $223.2 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iv) a $136.0 million increase in sales taxes; v) a $57.3 million increase in hosting expenses and; vi) a $44.9 million increase in customer support costs mainly associated to salaries and wages due to new hires and temporary customer support workers.

Product and technology development

	Years ended		Change from 2019		Years ended		Change from 2018
	December 31,		to 2020 (*)		December 31,		to 2019 (*)
	2020	2019	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$352.5	$223.8	$128.7	57.5%	$223.8	$146.3	$77.5	53.0%
As a percentage of net revenues (*)	8.9%	9.7%			9.7%	10.2%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2020, the increase in product and technology development expenses as compared to the year ended December 31, 2019, amounted to $128.7 million. This increase was primarily attributable to: i) a $80.1 million increase in salaries and wages mainly related to new hiring and LTRPs as a consequence of the increase in our common stock price; ii) a $21.0 million increase in maintenance expenses mainly related to higher software licenses expenses; iii) a $14.9 million increase in other product and technology development expenses mainly related to certain tax withholdings; and iv) a $12.6 million increase in depreciation and amortization expenses. We believe that product development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing

	Years ended		Change from 2019		Years ended		Change from 2018
	December 31,		to 2020 (*)		December 31,		to 2019 (*)
	2020	2019	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$902.6	$834.0	$68.5	8.2%	$834.0	$482.4	$351.6	72.9%
As a percentage of net revenues (*)	22.7%	36.3%			36.3%	33.5%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2020, the $68.5 million increase in sales and marketing expenses as compared to the year ended December 31, 2019 was primarily attributable to: i) a $66.1 million increase in our buyer protection program expenses, mainly in Mexico, Brazil and Argentina; ii) a $63.1 million increase in bad debt expenses explained, mainly, by an increase in our credits business volume and the recognition of a charge of $27.0 million during the second quarter of 2020 related to accumulated receivables from an unaffiliated entity in Argentina; and iii) a $21.4 million increase in salaries and wages. This increase was partially offset by an $84.6 million decrease in online and offline marketing expenses mainly in Brazil, Mexico and Argentina as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior.

General and administrative

	Years ended		Change from 2019		Years ended		Change from 2018
	December 31,		to 2020 (*)		December 31,		to 2019 (*)
	2020	2019	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$326.5	$197.5	$129.0	65.3%	$197.5	$137.8	$59.7	43.3%
As a percentage of net revenues (*)	8.2%	8.6%			8.6%	9.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2020, the $129.0 million increase in general and administrative expenses as compared to the year ended December 31, 2019 was primarily attributable to: i) a $84.5 million increase in salaries and wages, mainly related to the LTRPs as a consequence of the increase in our common stock price; and ii) a $31.2 million increase in other general and administrative expenses mainly related to certain tax withholdings.

Other income (expense), net

	Years ended		Change from 2019		Years ended		Change from 2018
	December 31,		to 2020 (*)		December 31,		to 2019 (*)
	2020	2019	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$(46.4)	$45.9	$(92.3)	-201.0%	$45.9	$4.0	$41.9	1039.4%
As a percentage of net revenues (*)	-1.2%	2.0%			2.0%	0.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2020, the $92.3 million decrease in other income (expense), net as compared to year ended December 31, 2019 was primarily attributable to: i) a 40.8 million increase in financial expenses mainly attributable to financial loans entered into during 2020, mainly in Brazil and Argentina and interest expenses from our trusts related to the factoring of our credit cards receivable in Argentina; ii) a $40.7 million increase in our foreign currency loss mainly related to a loss of $44.5 million derived from an indirect mechanism used to obtain US dollars in Argentina which are not available at the official exchange rate at the moment of the share repurchase transaction (referred to Note 25 of our audited consolidated financial statements); and iii) a $10.8 million decrease in interest income from our financial investments as a result of lower interest rates in our investments as a consequence of the pandemic, mainly offset by higher interest income in Argentina due to higher float.

Income tax

	Years ended		Change from 2019		Years ended		Change from 2018
	December 31,		to 2020 (*)		December 31,		to 2019 (*)
	2020	2019	in Dollars	in %	2019	2018	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax (expense) gain	$(82.0)	$(64.8)	$(17.3)	26.7%	$(64.8)	$28.9	$(93.6)	-324.3%
As a percentage of net revenues (*)	-2.1%	-2.8%			-2.8%	2.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

During the year ended December 31, 2020 as compared to the year ended December 31, 2019, income tax expense increased by $17.3 million mainly as a result of: i) higher income tax expense in Argentina as a consequence of the temporary suspension of the knowledge-based economy promotional regime in 2020, which had a direct impact on the income tax rate for our Argentine business and higher income tax expense as a consequence of higher pre-tax gains in our Argentine segment in 2020 and ii) higher income tax expense due to withholding tax on dividends. This increase was partially offset by lower income tax expense in Mexico and Colombia mainly as a result of valuation allowances accounted for on certain deferred tax assets in those countries during the third quarter of 2019.

U.S. and Argentine Tax Reforms

See Note 13 to our audited consolidated financial statements for additional information regarding tax reforms in each jurisdiction in which we operate.

Our effective tax rate is defined as income tax (expense) gain as a percentage of net income (loss) before income tax (expense) gain.

The following table summarizes the changes in our effective tax rate for the years ended December 31, 2020, 2019 and 2018:

	Years ended
	December 31,
	2020	2019	2018

Effective tax rate	100.9%	-60.4%	44.1%

Our effective tax rate for the year ended December 31, 2020 as compared to the same period in 2019, increased to a positive effective tax rate as compared to the same period in 2019, largely as a result of: i) an increase in our Argentine income tax rate mainly as a consequence of the temporary suspension of the knowledge-based economy promotional regime in 2020 by Argentine government until new rules for the application of the regime are issued, ii) the valuation allowances on certain accumulated deferred tax assets in Mexico and Colombia accounted for in year ended December 31, 2020, iii) the foreign exchange loss accounted for the purchase of own shares during 2020 which is considered a non-deductible expense, and iv) higher income tax expense due to withholding tax on dividends.

The following table sets forth our effective income tax rate related to our main locations for the years ended December 31, 2020, 2019 and 2018:

	Years ended
	December 31,
	2020	2019	2018
Effective tax rate by country
Argentina	34.4%	5.2%	19.8%
Brazil	5.6%	16.7%	43.4%
Mexico	-2.0%	-33.4%	28.8%

The increase in the effective income tax rate in our Argentine subsidiaries during the year ended December 31, 2020 as compared to the same period in 2019 was mainly a consequence of the temporary suspension of the knowledge-based economy promotional regime since 2020 by the Argentine government until new rules for the application of the regime are issued, which had a direct impact on the income tax rate for our Argentine business. For information regarding the benefits granted to the Company under the software development law and the status of the knowledge-based economy promotional regime, see Note 2 and Note 13 to our audited consolidated financial statements.

The decrease in our Brazilian effective income tax rate for the year ended December 31, 2020 as compared to the same period in 2019, was mainly related to higher non-taxable pre-tax gains.

The decrease in our Mexican negative effective income tax rate for year ended December 31, 2020 as compared to the same period in 2019, was mainly related to a higher valuation allowance accounted for in the year ended December 31, 2019 as compared with the valuation allowances accounted for in the year ended December 31, 2020.

Deferred Income Tax

The following table summarizes the composition of our deferred tax assets for the years ended December 31, 2020 and 2019:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Deferred tax assets	2020	in %	2019	in %
	(in millions, except percentages)		(in millions, except percentages)

Brazilian operations	$101.4	30.4%	$88.2	34.4%
Argentine operations	35.1	10.5	18.9	7.4
Mexican operations	162.7	48.8	118.6	46.2
U.S. deferred tax assets	18.3	5.5	13.7	5.3
Operations in other countries	16.0	4.8	17.1	6.7
Total	$333.5	100.0%	$256.5	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

As of December 31, 2020 and 2019 our deferred tax assets, were comprised mainly of loss carry forwards representing 48.6% and 65.3% of our total deferred tax assets, respectively, and provisions and non-deductible interest representing 21.1% and 15.8% of our total deferred tax assets, respectively.

The following table summarizes the composition of our deferred tax assets from loss carryforwards for the years ended December 31, 2020 and 2019:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Loss carryforwards	2020	in %	2019	in %
	(in millions, except percentages)		(in millions, except percentages)

Mexican operations	$125.1	77.2%	$102.0	61.0%
Brazilian operations	28.5	17.6	52.8	31.5
Colombian operations	4.8	3.0	8.2	4.9
U.S. loss carry forwards	0.2	0.1	0.2	0.1
Operations in other countries	3.4	2.1	4.2	2.5
Total	$162.0	100.0%	$167.4	100.0%

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

At December 31, 2020 and 2019, our valuation allowance amounted to $179.2 million and $138.9 million, respectively.

The following table summarizes the composition of our valuation allowance for the years ended December 31, 2020 and 2019:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Valuation Allowance	2020	in %	2019	in %
	(in millions, except percentages)		(in millions, except percentages)
Mexican operations	$151.9	84.7%	$115.0	82.8%
U.S. foreign tax credits and non-deductible interest	17.5	9.8	12.8	9.2
Colombian operations	8.0	4.5	9.6	6.9
Argentine operations	1.8	1.0	1.5	1.1
Total	$179.2	100.0%	$138.9	100.0%

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

Segment information

See Note 8 to our audited consolidated financial statements for detailed description about our reporting segments.

(In millions, except for percentages)	Year Ended December 31, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$2,194.0	$980.3	$575.2	$224.0	$3,973.5
Direct costs	(1,766.0)	(708.7)	(586.0)	(186.4)	(3,247.1)
Direct contribution	$428.1	$271.6	$(10.8)	$37.5	$726.4
Margin	19.5%	27.7%	-1.9%	16.8%	18.3%

	Year Ended December 31, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$1,461.5	$456.3	$275.1	$103.3	$2,296.3
Direct costs	(1,245.4)	(347.7)	(390.2)	(105.0)	(2,088.2)
Direct contribution	$216.1	$108.6	$(115.0)	$(1.6)	$208.1
Margin	14.8%	23.8%	-41.8%	-1.6%	9.1%

	Change from the Year Ended December 31, 2020 to December 31, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$732.5	$523.9	$300.0	$120.6	$1,677.2
in %	50.1%	114.8%	109.1%	116.7%	73.0%
Direct costs
in Dollars	$(520.6)	$(360.9)	$(195.9)	$(81.5)	$(1,158.9)
in %	41.8%	103.8%	50.2%	77.6%	55.5%
Direct contribution
in Dollars	$211.9	$163.0	$104.2	$39.2	$518.3
in %	98.1%	150.1%	90.6%	2396.7%	249.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

(In millions, except for percentages)	Year Ended December 31, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$1,461.5	$456.3	$275.1	$103.3	$2,296.3
Direct costs	(1,245.4)	(347.7)	(390.2)	(105.0)	(2,088.2)
Direct contribution	$216.1	$108.6	$(115.0)	$(1.6)	$208.1
Margin	14.8%	23.8%	-41.8%	-1.6%	9.1%

	Year Ended December 31, 2018 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$866.2	$376.6	$109.1	$87.8	$1,439.7
Direct costs	(762.6)	(254.5)	(164.6)	(79.6)	(1,261.4)
Direct contribution	$103.5	$122.0	$(55.5)	$8.2	$178.3
Margin	12.0%	32.4%	-50.9%	9.4%	12.4%

	Change from the Year Ended December 31, 2019 to December 31, 2018 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$595.3	$79.8	$166.0	$15.5	$856.7
in %	68.7%	21.2%	152.2%	17.7%	59.5%
Direct costs
in Dollars	$(482.7)	$(93.2)	$(225.5)	$(25.4)	$(826.9)
in %	63.3%	36.6%	137.0%	31.9%	65.6%
Direct contribution
in Dollars	$112.6	$(13.4)	$(59.5)	$(9.9)	$29.8
in %	108.7%	-11.0%	-107.1%	-119.8%	16.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the years ended December 31, 2020, 2019 and 2018 are described above in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net revenues”.

Direct costs

Brazil

For the year ended December 31, 2020, as compared to the same period in 2019, direct costs increased by 41.8%, mainly driven by: i) a 71.6% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business and cost of sale of goods as a consequence of an increase in sales of products; ii) a 53.7% increase in product and technology development expenses, mainly due to an increase in salaries and wages, maintenance expenses mostly related to higher software licenses expenses, higher other product and development expenses mainly related to certain tax withholdings and depreciation and amortization expenses; and iii) a 52.2% increase in general and administrative expenses, mostly attributable to an increase in salaries and wages mainly related to the LTRPs and other general and administrative expenses principally related to certain tax withholdings. This increase was partially offset by a 3.9% decrease in sales and marketing expenses, mainly due to a decrease in online and offline marketing expenses as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior.

Argentina

For the year ended December 31, 2020, as compared to the same period in 2019, direct costs increased by 103.8%, mainly driven by: i) a 131.0% increase in cost of net revenues, mainly attributable to an increase in cost of sale of goods as a consequence of an increase in sales of products, an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, and an increase in shipping operating costs and sales taxes; ii) a 45.2% increase in sales and marketing expenses, mainly due to an increase in bad debt expenses explained by the recognition of a charge of $27.0 million related to accumulated receivables from an unaffiliated entity in Argentina during the second quarter of 2020, and buyer protection program expenses partially offset by a decrease in online and offline marketing expenses as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior; iii) a 81.2% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses; and iv) a 68.4% increase in general and administrative expenses, mostly attributable to an increase in salaries and wages, mainly related to the LTRPs and other general and administrative expenses principally related to certain tax withholdings.

Mexico

For the year ended December 31, 2020, as compared to the same period in 2019, direct costs increased by 50.2%, mainly driven by: i) a 90.6% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, an increase in collection fees due to higher Mercado Pago penetration, cost of sale of goods as a consequence of an increase in sales of products and customer support costs; ii) a 6.6% increase in sales and marketing expenses, mainly due to buyer protection program expenses, bad debt expenses, chargebacks from credit cards due to the increase in our Mercado Pago transactions volume and other sales expenses mainly related to strategic marketing initiatives expenses, partially offset by a decrease in online and offline marketing expenses as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior; iii) a 73.6% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses and salaries and wages; and iv) a 45.1% increase in general and administrative expenses, mainly attributable to an increase in salaries and wages and other general and administrative expenses principally related to certain tax withholdings.

Liquidity and Capital Resources

Our main cash requirement has been working capital to fund Mercado Pago financing operations. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to fund our credit business, to build out our logistics capacity and the interest payments on our loans payable and other financial liabilities. We have entered into a purchase commitment in relation to the purchase of cloud services for a total amount of $240.5 million to be paid in the following 4 years. Please refer to Note 14 of our audited consolidated financial statements for further detail on purchase commitments.

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

Additionally, we started to fund our Mercado Pago and Mercado Credito businesses through the securitization of credit cards receivable and certain loans through SPEs created in Brazil, Mexico and Argentina. Please refer to Note 21 of our audited consolidated financial statements for further detail on securitization transactions.

Finally, we issued common and preferred stock in the securities offerings that closed on March 15, 2019 and March 29, 2019, respectively, for net aggregate proceeds of $1,965.9 million, which are intended to be used to fund the growth of our payment initiatives, build out our logistics capacity, drive the adoption of these services and for general corporate purposes. See note 12 to our audited consolidated financial statements for additional information regarding our equity offerings.

Given the uncertain progress of the COVID-19 pandemic and the related macroeconomic instability in the countries where we operate, it is not possible to have certainty around business development and cash generation for the year 2021. In terms of liquidity and cash management, our relevant sources of funding remain available and new credit facilities have been obtained at the geographic segment level. Please refer to Note 26 to our audited consolidated financial statements for further detail on COVID-19 impacts.

As of December 31, 2020, our main source of liquidity was $2,460.8 million of cash and cash equivalents and short-term investments, which excludes a $565.7 million investment related to the Central Bank of Brazil Mandatory Guarantee and $71.2 million investment related to restricted escrow accounts regarding financial loans taken out in Brazil, and consists of cash generated from operations, proceeds from loans, from the issuance of the 2028 Notes and proceeds from the issuance of common and preferred stock.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable, loans receivable, inventories, accounts payable and accrued expenses, funds receivable from and payable to Mercado Pago users, and short-term debt.

As of December 31, 2020, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $2,449.7 million, 62.6% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our non-U.S. dollar-denominated cash, cash and equivalent, restricted cash and cash equivalenet and investments held outside U.S. amounted to approximately 60.8% of our consolidated cash and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil.

The following table presents our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2020, 2019 and 2018:

	Years ended
	December 31, (*)
(In millions)	2020	2019	2018
Net cash (used in) provided by:
Operating activities	$1,182.6	$451.1	230.9
Investing activities	(252.2)	(1,447.8)	(672.5)
Financing activities	242.3	2,021.0	608.9
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(115.8)	(37.6)	(90.9)
Net increase in cash and cash equivalents, restricted cash and cash equivalents	$1,056.8	$986.7	$76.4

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net loss adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Years ended		Change from 2019
	December 31, (*)		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$1,182.6	$451.1	$731.5	162.2%

The
(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The $731.5 million increase in net cash provided by operating activities during the year ended December 31, 2020, as compared to the same period in 2019, was primarily driven by a $670.3 increase in funds payable to customers and amounts due to merchants and a $440.8 million increase in accounts payable and accrued expenses. This increase was partially offset by a $492.7 million increase in credit cards receivable and a $102.8 million increase in inventories.

Net cash used in investing activities

	Years ended		Change from 2019
	December 31,		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(252.2)	$(1,447.8)	$1,195.6	-82.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the year ended December 31, 2020 resulted mainly from purchases of investments of $5,199.9 million, which was partially offset by proceeds from the sale and maturity of investments of $5,532.5 million, consistent with our treasury strategy of investing part of our available liquidity, principally, in U.S. treasury securities. We used $344.6 million in principal loans receivable granted under our Mercado Credito solution and $247.0 million in the purchase of property and equipment (mainly in information technology assets in Argentina, Mexico and Brazil). The cash used in investing activities in the year ended December 31, 2020 was partially offset by receipts from settlements of derivative instruments for $17.8 million.

Net cash provided by financing activities

	Years ended		Change from 2019
	December 31,		to 2020 (*)
	2020	2019	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Financing activities	$242.3	$2,021.0	$(1778.7)	-88.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

For the year ended December 31, 2020, our cash provided by financing activities was primarily derived from $611.4 million in net proceeds from loans payable and other financial liabilities partially offset by the payment of $306.8 million for the purchase of capped calls and $54.1 million for the Common Stock repurchased.

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

In January 2021, we signed agreements with 2028 Notes holders to repurchase $440,000 thousands principal amount of our outstanding of the 2028 Notes. The total amount paid amounted to $1,865.1 million which includes principal, interest accrued and premium. As of the date of the issuance of the current report, approximately $440 millions of our principal amount of the 2028 Notes remains outstanding.

Please refer to Notes 2 and 16 to our audited consolidated financial statements for additional information regarding the 2028 Notes and the related capped call transactions.

Financial loans in Brazil

Due to the COVID-19 pandemic situation, we have obtained new credit facilities at the geographic segment level. As of December 31, 2020, we obtained credit facilities in Brazil with an outstanding amount of $200.6 million. Please refer to Note 16 of our audited consolidated financial statements for further information on our loans and Note 26 for further detail on COVID-19 impacts.

Mercado Pago Funding

In 2020, we, through our subsidiaries, continued obtaining certain lines of credit in Argentina, Chile and Uruguay primarily to fund the Mercado Pago business. Additionally, we continue to securitize certain loans and credit card receivables through our Argentine, Mexican and Brazilian SPEs, formed to securitize loans provided by us to our users and credit cards receivable. Please refer to Note 21 to our audited consolidated financial statements for additional detail.

Debt Securities Guaranteed by Subsidiaries

On January 14, 2021, we issued $400 million aggregate principal amount of 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes” and $700 million aggregate principal amount of 3.125% Notes due 2031 (the “2031 Notes” and collectively, the “Notes”). The payment of principal, premium, if any, interest, and all other amounts in respect of each of the Notes, is fully and unconditionally guaranteed (the “Subsidiary Guarantees”), jointly and severally, on an unsecured basis, by certain of our subsidiaries (the “Subsidiary Guarantors”). The initial Subsidiary Guarantors are MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., MercadoPago.com Representações Ltda., MercadoLibre Chile Ltda., MercadoLibre, S. de R.L. de C.V., DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda.

We will pay interest on the Notes on January 14 and July 14 of each year, beginning on July 14, 2021. The 2026 Sustainability Notes will mature on January 14, 2026, and the 2031 Notes will mature on January 14, 2031.

The Notes rank equally in right of payment with all of the Company´s other existing and future senior unsecured debt obligations from time to time outstanding. Each Subsidiary Guarantee will rank equally in right of payment with all of the Subsidiary Guarantor’s other existing and future senior unsecured debt obligations from time to time outstanding, except for statutory priorities under applicable local law.

Each Subsidiary Guarantee will be limited to the maximum amount that would not render the Subsidiary Guarantor’s obligations subject to avoidance under applicable fraudulent conveyance provisions of applicable law. By virtue of this limitation, a Subsidiary Guarantor’s obligation under its Subsidiary Guarantee could be significantly less than amounts payable with respect to the Notes, or a Subsidiary Guarantor may have effectively no obligation under its Subsidiary Guarantee.

Under the indenture governing the Notes, the Subsidiary Guarantee of a Subsidiary Guarantor will terminate upon: (i) the sale, exchange, disposition or other transfer (including by way of consolidation or merger) of the Subsidiary Guarantor or the sale or disposition of all or substantially all the assets of the Subsidiary Guarantor (other than to the Company or a Subsidiary) otherwise permitted by the indenture, (ii) satisfaction of the requirements for legal or covenant defeasance or discharge of the Notes, (iii) the release or discharge of the guarantee by such Subsidiary Guarantor of the Triggering Indebtedness (as defined in the applicable indenture) or the repayment of the Triggering Indebtedness, in each case, that resulted in the obligation of such Subsidiary to become a Subsidiary Guarantor, provided that in no event shall the Subsidiary Guarantee of an Initial Subsidiary Guarantor terminate pursuant to this provision, or (iv) such Subsidiary Guarantor becoming an Excluded Subsidiary (as defined in the applicable indenture) or ceasing to be a Subsidiary

We may, at our option, redeem the 2026 Sustainability Notes, in whole or in part, at any time prior to December 14, 2025 (the date that is one month prior to the maturity of the 2026 Sustainability Notes) and the 2031 Notes, in whole or in part, at any time prior to October 14, 2030 (the date that is three months prior to the maturity of the 2031 Notes), in each case by paying 100% of the principal amount of such Notes so redeemed plus the applicable “make-whole” amount and accrued and unpaid interest and additional amounts, if any. We may, at our option, redeem the 2026 Sustainability Notes, in whole or in part, on December 14, 2025 or at any time thereafter and the 2031 Notes on October 14, 2030 or at any time thereafter, in each case at the redemption price of 100% of the principal amount of such Notes so redeemed plus accrued and unpaid interest and additional amounts, if any. If we experience certain change of control triggering events, we may be required to offer to purchase the notes at 101% of their principal amount plus any accrued and unpaid interest thereon through the purchase date.

See note 27 of our audited consolidated financial statements for additional detail.

We are presenting the following summarized financial information for the issuer and the initial Subsidiary Guarantors (together, the “Obligor Group”) pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the following summarized financial information, transactions between the Company and the Subsidiary Guarantors, presented on a combined basis, have been eliminated. Financial information for the non-guarantor subsidiaries, and any investment in a non-guarantor subsidiary by the Company or by any Subsidiary Guarantor, have been excluded. Amounts due from, due to and transactions with the non-guarantor subsidiaries and other related parties, as applicable, have been separately presented.

Summarized balance sheet information for the Obligor Group as of December 31, 2020 and 2019 is provided in the table below:

	December 31,
(In millions)	2020	2019

Current assets (*)(**)	$4,339.4	$3,405.3
Non-current assets (***)	1,121.2	906.4
Current Liaibilities (****)	3,298.2	1,587.9
Non-current Liaibilities	944.3	864.7
Redeemable convertible preferred stock	-	98.8

(*)

Includes restricted cash and cash equivalents of $402.0 million and $29.3 million and guarantees in short-term investments of $636.9 million and $522.8 million as of December 31, 2020 and December 31, 2019, respectively.

(**)	Includes Current assets from non-guarantor subsidiaries of $156.4 million and $47.0 million as of December 31, 2020 and December 31, 2019, respectively.
(***)	Includes Non-current assets from non-guarantor subsidiaries of $94.9 million and $30.2 million as of December 31, 2020 and December 31, 2019, respectively.
(****)	Includes Current liabilities to non-guarantor subsidiaries of $144.7 million and $34.6 million as of December 31, 2020 and December 31, 2019, respectively.

Summarized statement of income information for the Obligor Group for the years ended December 31, 2020 and 2019 is provided in the table below:

	Year Ended December 31,
(In millions)	2020	2019

Net revenues (*)	$3,638.8	$2,177.6
Gross Profit (**)	1,438.8	994.2
Income (loss) from operations (***)	11.4	(169.8)
Net loss (****)	(82.0)	(183.1)

(*)	Includes Net revenues from transactions with non-guarantor subsidiaries of $85.0 million and $32.7 million for the years ended December 31, 2020 and 2019, respectively.
(**)	Includes charges from transactions with non-guarantor subsidiaries of $184.9 million and $58.0 million for the years ended December 31, 2020 and 2019, respectively.
(***)

In addition to the charges included in Gross profit, Income (loss) from operations includes charges from transactions with non-guarantor subsidiaries of $171.9 million and $80.4 million for years ended December 31, 2020 and 2019, respectively.

(****)	Includes other income from transactions with non-guarantor subsidiaries of $9.3 million for the year ended December 31, 2020.

Cash Dividends

See “Item 5—Market for registrant’s common equity, related stockholder matters and issuer purchases of equity securities—Dividend Policy” for more information regarding our dividend distributions.

Our Board of Directors suspended the payment of dividends on our common stock as of the first quarter of 2018 after reviewing our capital allocation process and concluding that we have multiple investment opportunities that should generate greater returns to shareholders through investing capital into the business as compared to paying dividends. Any future determination as to the declaration of dividends on our common stock will be made at the discretion of our Board of Directors and will depend on our earnings, operating and financial condition, capital requirements and other factors deemed relevant by our Board of Directors, including the applicable requirements of the Delaware General Corporation Law.

Capital expenditures

Our capital expenditures (composed of our payments for property and equipment, intangible assets and acquired businesses) for the years ended December 31, 2020 and 2019 amounted to $254.1 million and $141.4 million, respectively.

We invested $105.0 million and $55.3 million in leasehold improvements in our offices and fulfillment centers in Argentina, Mexico and Brazil during the years ended December 31, 2020 and 2019, respectively. We also invested $137.2 million and $74.0 million, respectively, in Information Technology, which was concentrated across Brazil, Argentina and Mexico.

We are continually increasing our level of investment in hardware and software licenses necessary to improve and update our platform’s technology and our computer software developed internally. We anticipate continued investments in capital expenditures related to information technology in the future as we strive to maintain our position in the Latin American e-commerce market.

We believe that our existing cash and cash equivalents and cash generated from operations will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.

Off-balance sheet arrangements

As of December 31, 2020, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions and other factors may result in actual payments differing materially from the estimates below. We cannot provide certainty regarding the timing and amount of payments. Contractual obligations at December 31, 2020 are as follows:

	Payment due by period
	Total	Less than	1 to 3	3 to 5	More than
(in millions)	(*)	1 year (*)	years (*)	years (*)	5 years (*)
Long-term debt obligations (1)	$1,840.7	$570.0	$302.7	$35.2	$932.8
Finance lease obligations	29.3	8.8	14.6	5.9	—
Operating lease obligations	394.0	58.7	115.2	99.3	120.9
Purchase obligations	326.7	127.0	166.0	33.8	—
Total	$2,590.7	$764.5	$598.5	$174.1	$1,053.7

(*)	The table above may not total due to rounding.
(1)

Includes principal and interest amounts. For additional details regarding our loans payable and 2028 Notes, see Note 16; for collateralized debt securitization and finance and operating lease obligation, see Note 21 and Note 23 to our audited consolidated financial statements, respectively. Long-term debt obligations do not include principal and interest amounts of the Notes issued in January 2021 of $1,366.3 million and the impact of the repurchase of the 2028 Notes. See Note 27 and 16 to our audited consolidated financial statements for further information, respectively.

We have leases for office space, fulfillment, cross docking and service centers and vehicles in certain countries in which we operate. Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (technological equipment and software licenses) and other goods and services that were entered into in the ordinary course of business. We have developed estimates to project payment obligations based upon historical trends, when available, and our anticipated future obligations. Given the significance of performance requirements within our advertising and other arrangements, actual payments could differ significantly from these estimates.

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

As of December 31, 2020, we hold cash and cash equivalents and short-term investments in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries whose functional currency is the U.S. dollar due to the highly inflationary environment. As of December 31, 2020, the total cash, cash equivalents, restricted cash and cash equivalents denominated in foreign currencies totaled $1,625.8 million, short-term investments denominated in foreign currencies totaled $762.2 million and accounts receivable, credit cards receivable and loans receivable in foreign currencies totaled $1,314.0 million. As of December 31, 2020, we had no long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash, cash equivalents, restricted cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States. As of December 31, 2020, our U.S. dollar-denominated cash, cash equivalents, restricted cash and cash equivalents and short-term investments totaled $1,361.5 million and our U.S. dollar-denominated long-term investments totaled $166.1 million.

For the year ended December 31, 2020, we had a consolidated loss on foreign currency of $42.5 million mainly related to a loss of $44.5 million derived from an indirect mechanism used to obtain US dollars in Argentina which are not available at the official exchange rate at the moment of the share repurchase transaction (refer to Note 25 of our audited consolidated financial statements), partially offset by a: i) $1.6 million gain on foreign exchange in our Argentina subsidiaries; and iii) a $1.2 million gain on foreign exchange in our Mexican subsidiaries. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information).

See Note 2 to our audited consolidated financial statements for further detail on Argentina’s functional currency change.

The following table sets forth the percentage of consolidated net revenues by segment for the years ended December 31, 2020, 2019 and 2018:

	Years Ended
	December 31,
(% of total consolidated net revenues) (*)	2020	2019	2018
Brazil	55.2%	63.6%	60.2%
Argentina	24.7	19.9	26.2
Mexico	14.5	12.0	7.6
Other Countries	5.6	4.5	6.1

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net loss and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of December 31, 2020 and for the year then ended:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 4,414.8	$ 3,973.5	$ 3,612.4
Expenses	(4,274.3)	(3,845.8)	(3,495.1)
Income from operations	140.5	127.7	117.2

Other income/(expenses) and income tax related to P&L items	(93.7)	(85.9)	(79.6)

Foreign Currency impact related to the remeasurement of our Net Asset position	(42.1)	(42.5)	(42.8)
Net Income (loss)	4.7	(0.7)	(5.1)

Total Shareholders' Equity	$ 1,712.0	$ 1,651.6	$ 1,514.0

(1)	Appreciation of the subsidiaries local currency against U.S. Dollar
(2)	Depreciation of the subsidiaries local currency against U.S. Dollar
(*)	The table above does not total due to rounding.

The table above shows an increase in our net income when the U.S. dollar weakens against foreign currencies because of the positive impact of the increase in income from operations. On the other hand, the table above shows an increase in our net loss when the U.S. dollar strengthens against foreign currencies because of the negative impact of the decrease in income from operations.

During 2020, we entered into hedging transactions in Brazil and Mexico in order to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. See note 24 to our audited consolidated financial statements for additional information.

Argentine Segment

In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018.

As of December 31, 2020, the Argentine Peso exchange rate against the U.S. dollar was 84.15.

In the second half of 2019, the Argentine government instituted exchange controls restricting the purchase of foreign currencies. Because of Argentine exchange controls, many Argentine entities use a trading mechanism, in which an entity buys U.S. dollar denominated securities in Argentina using Argentine Pesos, transfers the securities outside Argentina and sells the securities for U.S. dollars. The number of U.S. dollars that may be obtained through this mechanism are lower than the ones that would have resulted from buying them at the official rate if such transaction was not restricted.

Considering a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar on December 31, 2020, the effect on non-functional currency net liability position in our Argentine subsidiaries would have been a foreign exchange gain amounting to approximately $10.3 million in our Argentine subsidiaries.

See Item 7, “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Foreign Currency Translation” for details on the currency status of our Argentine segment.

Brazilian Segment

Considering a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar on December 31, 2020, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $93.1 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $20.2 million in our Brazilian subsidiaries.

Mexican Segment

Considering a hypothetical devaluation of 10% of the Mexican peso against the U.S. dollar on December 31, 2020, the reported net assets in our Mexican subsidiaries would have decreased by approximately $24.3 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $11.2 million in our Mexican subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our credit cards receivable and on the financial debt that we use to fund our Mercado Pago and Mercado Credito’s operations. As of December 31, 2020, Mercado Pago’s funds receivable from credit cards totaled $863.1 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of December 31, 2020, loans granted under our Mercado Credito solution totaled $401.7 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of December 31, 2020, the average duration of our available for sale debt securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 0.8%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair value of our available for sale debt securities as of December 31, 2020 could decrease (increase) by $4.8 million.

As of December 31, 2020, our short-term investments amounted to $1,241.3 million and our long-term investments amounted to $166.1 million. These investments, except for the $565.7 million included in short-term investments related to the Central Bank of Brazil Mandatory Guarantee and and $71.2 million investment related to restricted escrow accounts regarding financial loans taken in Brazil, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors, upon the recommendation of the compensation committee, approved the 2015, 2016, 2017, and 2018 Long Term Retention Plan (the “2015, 2016, 2017 and 2018 LTRPs”), respectively.

In order to receive an award under the 2015, 2016, 2017 and/or 2018 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2015, 2016, 2017, and/or 2018 LTRP award, payable as follows:

•the eligible employee will receive a fixed payment, equal to 8.333% of his or her 2015, 2016, 2017, and/or 2018 LTRP bonus once a year for a period of six years in or about the first quarter of 2016, 2017, 2018 and/or 2019 respectively (the “2015, 2016, 2017, or 2018 Annual Fixed Payment”, respectively); and

•on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2015, 2016, 2017, or 2018 Variable Payment”, respectively) equal to the product of (i) 8.333% of the applicable 2015, 2016, 2017, and/or 2018 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2014 (with respect to the 2015 LTRP), 2015 (with respect to the 2016 LTRP), 2016 (with respect to the 2017 LTRP) and 2017 (with respect to the 2018 LTRP) Stock Price, defined as $127.29, $111.02, $164.17 and $270.84 for the 2015, 2016, 2017 and 2018 LTRP, respectively, which was the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2014, 2015, 2016 and 2017, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

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

As of December 31, 2020, the total contractual obligation fair value of our outstanding LTRP Variable Award Payment obligation subject to equity price risk amounted to $307.2 million. As of December 31, 2020, the accrued liability related to the outstanding Variable Award Payment of the LTRP included in Salaries and Social security payable in our consolidated balance sheet amounted to $136.8 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:

		As of December 31, 2020
		MercadoLibre, Inc	2016, 2017, 2018, 2019 and 2020
		Equity Price	LTRP Variable contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		2,346.36	430,034
30%		2,178.77	399,317
20%		2,011.17	368,601
10%		1,843.57	337,884
Static	(*)	1,675.97	307,167
-10%		1,508.38	276,450
-20%		1,340.78	245,734
-30%		1,173.18	215,017
-40%		1,005.58	184,300

(*)	Present value of average closing stock price for the last 60 trading days of the year preceding the applicable payment date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)-(1) of this report are included elsewhere in this report and incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure control and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Management as appropriate to allow timely decisions regarding required disclosure.

Remediation of Previously Disclosed Material Weaknesses

As previously disclosed in our Amendment N°1 on the Annual Report on Form 10-K/A for the period ended December 31, 2019, Management identified material weaknesses in our internal control over financial reporting due to deficiencies in our Risk Assessment, Monitoring, Information and Communication and in Control Activities relating our credit cards and other means of payments account.

During the second half of 2020, Management implemented our previously disclosed remediation plan which included the following: i) changes to the control owners of the specific controls impacted by the material weaknesses, ii) increasing the frequency of operation of these controls, iii) enhancing the current IT application and implementation of new IT applications to support the performance of the reconciliation controls on accounts receivable from means of payments, iv) implement new controls over outstanding accounts receivable from means of payment, v) hiring resources with the appropriate expertise to assist in the execution of our remediation plan, vi) conducting a comprehensive risk assessment which includes evaluating the impact of changes in the business, to enable us to effectively identify, develop, and implement controls and procedures to address risks on a timely basis, and vii) hiring internal audit, finance, and accounting resources and expertise to assist with the evaluation of our risk management process, detail testing of newly implemented controls and other activities related to monitoring our overall remediation efforts.

Management completed the testing necessary to conclude that the material weaknesses were remediated as of December 31, 2020.

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

Our Management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control—Integrated Framework (2013), our Management concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of Management’s assessment with the Audit Committee of our board of directors.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Co. S.A., an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation plan described above.

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

The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Except for the information regarding shares authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K no later than April 30, 2021.

The following table presents information as of December 31, 2020 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

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

(1) Represents our Amended and Restated 2009 Equity Compensation Plan which was approved by our stockholders on June 10, 2019.

Description of our Amended and Restated 2009 Equity Compensation Plan (the “Amended and Restated 2009 Plan”)

Our Amended and Restated 2009 Plan was adopted by our board of directors on April 24, 2019. The Amended and Restated 2009 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and non-qualified stock options, restricted stock and other equity-based or equity-related awards to our employees, directors, officers and managers. Incentive stock options and non-qualified stock options are referred to as “stock options,” and together with restricted stock and all other awards are referred to as “awards”. As of December 31, 2020, there were no outstanding stock options to purchase shares of common stock under the Amended and Restated 2009 Plan.

No stock options were granted during the period from January 1, 2007 to December 31, 2020 and there were no stock-based compensation expenses related to stock options for the years ended December 31, 2020, 2019, 2018 and 2017. There is no stock option award outstanding under the Amended and Restated 2009 Plan. As of December 31, 2020, there were 1,000,000 shares of common stock available for additional awards under the Amended and Restated 2009 Plan.

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

Adjustments upon the occurrence of material transactions. In the event we undergo dissolution or liquidation, a reorganization, merger or consolidation in which we are not the surviving entity, or a sale of all or substantially all of our assets (each, a “Material Transaction”), holders of stock options will be given 10-day prior written notice and will decide within those 10 days whether to exercise their respective stock options. Any stock option that is not so exercised will terminate. However, such notice and exercise mechanism would not apply if provision is made in connection with a Material Transaction for assumption of outstanding stock options, or substitution of stock options for new stock options or equity securities, with any appropriate adjustments as to the number, kind and prices of shares subject to stock options.

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

The information presented under the heading “Certain Relationships and Related Transactions” and “Information on Our Board of Directors and Corporate Governance” in our 2021 Proxy Statement to be filed with the SEC is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented under the heading “Ratification of Independent Registered Public Accounting Firm” in our 2021 Proxy Statement to be filed with the SEC is incorporated herein by reference.

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
4.03

Indenture, dated January 14, 2021, between MercadoLibre, Inc., MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., MercadoPago.com Representações Ltda., MercadoLibre Chile Ltda., MercadoLibre, S. de R.L. de C.V., DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. and The Bank of New York Mellon, as trustee.

			8-K	January 14, 2021
4.04

First Supplemental Indenture, dated January 14, 2021, between MercadoLibre, Inc., MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., MercadoPago.com Representações Ltda., MercadoLibre Chile Ltda., MercadoLibre, S. de R.L. de C.V., DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. and The Bank of New York Mellon, as trustee.

			8-K	January 14, 2021
4.05	Form of Global Note representing the Registrant’s 2.375% Sustainability Notes due 2026.		8-K	January 14, 2021
4.06	Form of Global Note representing the Registrant’s 3.125% Notes due 2031.		8-K	January 14, 2021
4.07	Description of Securities.	*
10.01	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers.		10-K	February 14, 2020
10.02	Management Incentive Bonus Plan of the Registrant.		S-1/A	July 13, 2007
10.03	Form of Employment Agreements with Officers.		S-1/A	July 13, 2007
10.04	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008		10-K	February 27, 2009
10.05	Free Trade Zone Direct User Agreement Aguada Park (Item 5.A.), as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012		10-Q	August 3, 2012
10.06	Preliminary sales contract, as of May 8, 2013, by and among Mercadolibre S.R.L., Ribera Desarrollos S.A., Inc. S.A., Sociedad Anónima La Nación and Desarrolladora Urbana S.A.		10-Q	August 7, 2013
10.07	Amended and Restated 2011 Long-Term Retention Plan		10-Q	August 5, 2016
10.08	Amended and Restated 2012 Long-Term Retention Plan		10-Q	August 5, 2016
10.09	Amended and Restated 2013 Long-Term Retention Plan		10-Q	August 5, 2016
10.10	Amended and Restated 2014 Long-Term Retention Plan		10-Q	August 5, 2016
10.11	Amended and Restated 2015 Long-Term Retention Plan		10-Q	August 5, 2016
10.12	2016 Long-Term Retention Plan		10-Q	August 5, 2016
10.13	2017 Long-Term Retention Plan		8-K	April 7, 2017
10.14	Amended 2018 Long-Term Retention Plan		10-Q	May 3, 2019
10.15	2019 Long-Term Retention Plan		10-Q	May 3, 2019
10.16	2020 Long-Term Retention Plan		8-K	May 5, 2020
10.17	Securities Purchase Agreement, dated as of March 11, 2019, by and between MercadoLibre, Inc. and PayPal, Inc.		8-K	March 13, 2019
10.18	MercadoLibre, Inc. 2019 Director Compensation Program		8-K	August 7, 2019
10.19	Amended and Restated 2009 Equity Compensation Plan		DEF 14A	April 26,2019
21.01	List of Subsidiaries	*
22.01	List of Subsidiary Guarantors for the Registrant’s 2.375% Sustainability Notes due 2026 and 3.125% Notes due 2031.		S-3/ASR	December 31, 2020
23.01	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm on Form S-3 and S-8	*
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Marcos Galperin
Marcos Galperin
Chief Executive Officer

Date: March 1, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marcos Galperin Marcos Galperin	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021

/s/ Pedro Arnt Pedro Arnt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2021

/s/ Mario Vazquez Mario Vazquez	Director	March 1, 2021

/s/ Susan Segal Susan Segal	Director	March 1, 2021

/s/ Nicolás Aguzin Nicolás Aguzin	Director	March 1, 2021

/s/ Nicolás Galperin Nicolás Galperin	Director	March 1, 2021

/s/ Emiliano Calemzuk Emiliano Calemzuk	Director	March 1, 2021

/s/ Meyer Malka Meyer Malka	Director	March 1, 2021

/s/ Roberto Balls Sallouti Roberto Balls Sallouti	Director	March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MercadoLibre, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MercadoLibre Inc. and its subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, in 2019, the Company has changed its method of accounting for leases due to the adoption of ASU No. 2016-02, Leases (Topic 842), and in 2020 it has changed the method of accounting for Credit Losses of Financial Instruments due to the adoption of ASU 2016-13 (Topic 326).

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

Loans receivable — Assessment of allowance for doubtful accounts under the Expected Credit Loss (ECL) methodology — Refer to Notes 2, 6 and 18 to the financial statements

Critical Audit Matter Description

The Company estimates the allowance for uncollectible Loans receivable (ECL estimate) based on lifetime expected credit losses. Expected credit losses are determined based on probability-weighed scenarios of default over the life of the Loans receivable. Probability of default models are estimated using a transition matrix method, which takes into account the expected future delinquency rate. The models include a macroeconomic outlook for projections and recent performance. The Company estimates marginal monthly default probabilities for each delinquency bucket, type of product and country.

Loans receivable balance was $479.5 million and the corresponding allowance for uncollectible accounts was $77.8 million as of December 31, 2020. The respective allowance charge for the year ended December 31, 2020 was $91 million.

We identified the assessment of the allowance for Loans receivable as a critical audit matter because the loans business was in a development stage, with limited historical information. The future collection estimates involved the use of complex algorithms, and a high degree of subjectivity by management in order to reflect the changing COVID-19 projected impacts on borrower groups’ preferences and their repayment ability. This required a complex and high degree of auditor judgement, and an increased extent of audit effort, including the need to involve our actuarial specialists with credit risk experience.

How the Critical Audit Matter Was Addressed in the Audit

The procedures we performed to address the ECL estimate relating to loans included, among others, the following:

•We tested the effectiveness of controls over the ECL estimate, including those related to the (i) development and approval of the ECL methodology and (ii) determination of the relevant methods and assumptions, including those used to estimate the expected future delinquency rates.

•We assessed the ECL estimate replicating the ECL methodologies, including assessing the expected discounted cash flows. These procedures included, among others, testing that the mathematical calculations used in the estimation of the ECL were performing correctly.

•With the assistance of our actuarial specialists, we assessed the reasonableness of the ECL estimate by (i) evaluating the valuation methodology, (ii) evaluating the appropriateness of the models used in the estimate, (iii) evaluating the relevant methods and assumptions, including those used to determine the expected future delinquency rates, (iv) testing the mathematical accuracy of the ECL estimate, and (v) evaluating the qualitative criteria used in the ECL estimate.

•We read and tested the accuracy and completeness of the related disclosures within the consolidated financial statements.

/s/ DELOITTE & Co. S.A.

Buenos Aires, Argentina

March 1, 2021

We have served as the Company's auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MercadoLibre, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Mercadolibre Inc and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”, of the Company) and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption in 2020 of a new method of accounting for Credit Losses of Financial Instruments due to the adoption of ASU 2016-13 (Topic 326).

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & Co. S.A.

Buenos Aires, Argentina

March 1, 2021

MercadoLibre, Inc.

Consolidated Balance Sheets

As of December 31, 2020 and 2019

(In thousands of U.S. dollars, except par value)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$ 1,856,394	$ 1,384,740
Restricted cash and cash equivalents	651,830	66,684
Short-term investments (636,949 and 522,798 held in guarantee - see Note 4)	1,241,306	1,597,241
Accounts receivable, net	49,691	35,446
Credit cards receivable and other means of payments, net	863,073	379,969
Loans receivable, net	385,036	182,105
Prepaid expenses	28,378	45,309
Inventories	118,140	8,626
Other assets	152,959	88,736
Total current assets	5,346,807	3,788,856
Non-current assets:
Long-term investments	166,111	263,983
Loans receivable, net	16,619	6,439
Property and equipment, net	391,684	244,257
Operating lease right-of-use assets	303,214	200,449
Goodwill	85,211	87,609
Intangible assets, net	14,155	14,275
Deferred tax assets	134,916	117,582
Other assets	67,615	58,241
Total non-current assets	1,179,525	992,835
Total assets	$ 6,526,332	$ 4,781,691

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 767,336	$ 372,309
Funds payable to customers and amounts due to merchants	1,733,095	894,057
Salaries and social security payable	207,358	101,841
Taxes payable	215,918	60,247
Loans payable and other financial liabilities	548,393	186,138
Operating lease liabilities	55,246	23,259
Other liabilities	108,534	114,469
Total current liabilities	3,635,880	1,752,320
Non-current liabilities:
Salaries and social security payable	49,852	26,803
Loans payable and other financial liabilities	860,876	631,353
Operating lease liabilities	243,601	176,673
Deferred tax liabilities	64,354	99,952
Other liabilities	20,191	12,627
Total non-current liabilities	1,238,874	947,408
Total liabilities	$ 4,874,754	$ 2,699,728

Commitments and contingencies (Note 14)

Redeemable convertible preferred stock, $0.001 par value, 40,000,000 shares
authorized, 100,000 shares issued and outstanding at December 31, 2019	$ —	$ 98,843

Equity

Common stock, $0.001 par value, 110,000,000 shares authorized,
49,869,727 and 49,709,955 shares issued and outstanding at December 31,
2020 and December 31, 2019	$ 50	$ 50
Additional paid-in capital	1,860,502	2,067,869
Treasury stock	(54,805)	(720)
Retained earnings	314,115	322,592
Accumulated other comprehensive loss	(468,284)	(406,671)
Total Equity	1,651,578	1,983,120
Total Liabilities, Redeemable convertible preferred stock and Equity	$ 6,526,332	$ 4,781,691

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Income

For the years ended December 31, 2020, 2019 and 2018

(In thousands of U.S. dollars, except for share data)

	Year Ended December 31,
	2020	2019	2018
Net revenues	$ 3,973,465	$ 2,296,314	$ 1,439,653
Cost of net revenues	(2,264,255)	(1,194,191)	(742,645)
Gross profit	1,709,210	1,102,123	697,008

Operating expenses:
Product and technology development	(352,474)	(223,807)	(146,273)
Sales and marketing	(902,554)	(834,022)	(482,447)
General and administrative	(326,490)	(197,455)	(137,770)
Total operating expenses	(1,581,518)	(1,255,284)	(766,490)
Income (loss) from operations	127,692	(153,161)	(69,482)

Other income (expenses):
Interest income and other financial gains	102,767	113,523	42,039
Interest expense and other financial losses	(106,690)	(65,876)	(56,249)
Foreign currency (losses) gains	(42,454)	(1,732)	18,240
Net income (loss) before income tax (expense) gain	81,315	(107,246)	(65,452)

Income tax (expense) gain	(82,022)	(64,753)	28,867
Net loss	$ (707)	$ (171,999)	$ (36,585)

	Year Ended December 31,
	2020	2019	2018
Basic EPS
Basic net loss
Available to shareholders per common share	$ (0.08)	$ (3.71)	$ (0.82)
Weighted average of outstanding common shares	49,740,407	48,692,906	44,529,614
Diluted EPS
Diluted net loss
Available to shareholders per common share	$ (0.08)	$ (3.71)	$ (0.82)
Weighted average of outstanding common shares	49,740,407	48,692,906	44,529,614

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2020, 2019 and 2018

(In thousands of U.S. dollars)

	Year Ended December 31,
	2020	2019	2018

Net loss	$ (707)	$ (171,999)	$ (36,585)
Other comprehensive loss, net of income tax:
Currency translation adjustment	(58,470)	(13,793)	(110,659)
Unrealized gains (losses) on hedging activities	2,784	(164)	1,533
Unrealized net gains on available for sale investments	—	1,592	2,729
Less: Reclassification adjustment for gains from accumulated other comprehensive income	5,927	2,729	2,329
Net change in accumulated other comprehensive loss, net of income tax	(61,613)	(15,094)	(108,726)

Total Comprehensive loss	$ (62,320)	$ (187,093)	$ (145,311)

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Equity

For the years ended December 31, 2020, 2019 and 2018

(In thousands of U.S. dollars)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2017	44,157	$ 44	$ 70,661	$ —	$ 537,925	$ (282,851)	$ 325,779

Common Stock Issued in exchange of 2019 Notes	1,045	1	342,999	—	—	—	343,000
Exercise of Convertible Notes	1	—	(8)	—	—	—	(8)
Repurchase of 2019 Notes Conversion Option	—	—	(433,289)	—	—	—	(433,289)
Convertible notes - 2028 Notes Equity Component	—	—	257,277	—	—	—	257,277
Unwind Capped Call	—	—	136,108	—	—	—	136,108
Capped Call	—	—	(148,948)	—	—	—	(148,948)
Changes in accounting standards	—	—	—	—	2,092	—	2,092
Net Loss	—	—	—	—	(36,585)	—	(36,585)
Other comprehensive loss	—	—	—	—	—	(108,726)	(108,726)
Balance as of December 31, 2018	45,203	$ 45	$ 224,800	$ —	$ 503,432	$ (391,577)	$ 336,700

Common Stock Issued	4,116	4	1,867,211	—	—	—	1,867,215
Exercise of Convertible Notes	523	1	65,956	—	—	—	65,957
Exercise of capped call option - shares retirement	(132)	—	30	—	—	—	30
Unwind Capped Call	—	—	3	—	—	—	3
Capped Call	—	—	(96,367)	—	—	—	(96,367)
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(3,000)	—	(3,000)
Stock-based compensation — restricted shares issued	1	—	395	—	—	—	395
Common Stock repurchased	(1)	—	—	(720)	—	—	(720)
Net loss	—	—	—	—	(171,999)	—	(171,999)
Amortization of Preferred Stock discount	—	—	5,841	—	(5,841)	—	—
Other comprehensive loss	—	—	—	—	—	(15,094)	(15,094)
Balance as of December 31, 2019	49,710	$ 50	$ 2,067,869	$ (720)	$ 322,592	$ (406,671)	$ 1,983,120
Changes in accounting standards	—	—	—	—	(4,570)	—	(4,570)
Balance as of December 31, 2019 Restated	49,710	$ 50	2,067,869	(720)	318,022	(406,671)	1,978,550
Capped Call	—	—	(306,789)	—	—	—	(306,789)
Common Stock repurchased	(49)	—	—	(54,085)	—	—	(54,085)
Stock-based compensation — restricted shares issued	1	—	730	—	—	—	730
Common Stock issued — converted Preferred Shares	208	—	98,688	—	—	—	98,688
Exercise of Convertible Notes	—	—	4	—	—	—	4
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(3,200)	—	(3,200)
Net loss	—	—	—	—	(707)	—	(707)
Other comprehensive loss	—	—	—	—	—	(61,613)	(61,613)
Balance as of December 31, 2020	49,870	$ 50	$ 1,860,502	$ (54,805)	$ 314,115	$ (468,284)	$ 1,651,578

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

(In thousands of U.S. dollars)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operations:
Net loss	$ (707)	$ (171,999)	$ (36,585)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized devaluation loss, net	89,329	44,326	11,131
Depreciation and amortization	104,992	73,320	45,792
Accrued interest	(45,593)	(54,309)	(17,811)
Non cash interest, convertible notes amortization of debt discount and amortization of debt issuance costs and other charges	147,977	86,995	11,408
Financial results on derivative instruments	(1,935)	(301)	—
Stock-based compensation expense - restricted shares	730	395	—
Sale of fixed assets and intangible assets	3,814	—	—
LTRP accrued compensation	129,575	51,662	27,525
Deferred income taxes	(70,315)	16,453	(92,585)
Changes in assets and liabilities:
Accounts receivable	12,069	(507)	(27,105)
Credit cards receivable and other means of payments	(521,979)	(29,315)	42,655
Prepaid expenses	16,204	(17,956)	(23,342)
Inventories	(106,981)	(4,148)	(3,015)
Other assets	(113,819)	(49,390)	(17,617)
Payables and accrued expenses	584,281	143,495	90,123
Funds payable to customers and amounts due to merchants	937,639	267,293	175,398
Other liabilities	(34,586)	45,452	28,202
Interest received from investments	51,857	49,625	16,733
Net cash provided by operating activities	1,182,552	451,091	230,907
Cash flows from investing activities:
Purchase of investments	(5,199,875)	(4,490,678)	(3,176,078)
Proceeds from sale and maturity of investments	5,532,463	3,353,606	2,662,800
Payment for acquired businesses, net of cash acquired	(6,937)	—	(4,195)
Receipts from settlements of derivative instruments	17,779	—	—
Payment from settlements of derivative instruments	(4,136)	—	—
Receipts from the sale of fixed assets and intangible assets	274	—	—
Purchases of intangible assets	(93)	(72)	(192)
Changes in principal loans receivable, net	(344,608)	(173,848)	(57,232)
Advance for property and equipment	—	—	(4,426)
Purchases of property and equipment	(247,048)	(136,798)	(93,136)
Net cash used in investing activities	(252,181)	(1,447,790)	(672,459)
Cash flows from financing activities:
Funds received from the issuance of convertible notes	—	—	880,000
Transaction costs from the issuance of convertible notes	—	—	(16,264)
Payments on convertible note	—	(25)	(348,123)
Purchase of convertible note capped calls	(306,789)	(96,367)	(148,943)
Unwind of convertible note capped calls	—	—	136,108
Proceeds from loans payable and other financial liabilities	2,396,717	629,891	236,873
Payments on loans payable and other financing liabilities	(1,785,272)	(472,897)	(123,822)
Dividends paid	—	—	(6,624)
Payment of finance lease obligations	(4,949)	(1,929)	(323)
Common Stock repurchased	(54,085)	(720)	—
Dividends paid of preferred stock	(3,356)	(2,844)	—
Proceeds from issuance of convertible redeemable preferred stock, net	—	98,688	—
Proceeds from issuance of common stock, net	—	1,867,215	—
Net cash provided by financing activities	242,266	2,021,012	608,882
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(115,837)	(37,584)	(90,895)
Net increase in cash, cash equivalents, restricted cash and cash equivalents	1,056,800	986,729	76,435
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the year	1,451,424	464,695	388,260
Cash, cash equivalents, restricted cash and cash equivalents, end of the year	$ 2,508,224	$ 1,451,424	$ 464,695

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

(In thousands of U.S. dollars)

	Year Ended December 31,
	2020	2019	2018
Supplemental cash flow information:
Cash paid for interest	$ 53,781	$ 40,523	$ 19,511
Cash paid for income tax	$ 139,855	$ 94,954	$ 99,488

Non-cash financing activities:
Common Stock Issued in exchange of 2019 Notes	$ —	$ —	$ 343,000
Stock-based compensation — restricted shares issued	$ 1	$ 1	$ —
Exercise of convertible notes	$ —	$ 65,957	$ 1
Finance lease obligations	$ 12,228	$ 2,567	$ 7,125

Non-cash investing activities:
Contingent considerations and escrows from acquired business	$ 2,399	$ —	$ 5,206
Right-of-use assets obtained under finance leases	$ 17,177	$ 4,496	$ 7,448

Acquisition of business	2020 (1)	2019	2018
Cash and cash equivalents	$ 939	$ —	$ 507
Accounts receivable	3,333	—	1,145
Other current assets	1,725	—	202
Fixed Assets	606	—	90
Total assets acquired	6,603	—	1,944
Accounts payable and accrued expenses	1,729	—	149
Other liabilities	6,402	—	1,341
Total liabilities assumed	8,131	—	1,490
Net (liabilities assumed) assets acquired	(1,528)	—	454
Goodwill, Identifiable Intangible Assets and deferred tax liabilities	6,283	—	7,022
Trademarks	3,050	—	1,020
Customer lists	1,565	—	475
Non Compete and Non Solicitation Agreement	905	—	937
Total purchase price	10,275	—	9,908
Cash and cash equivalents acquired	939	—	507
Payment for acquired businesses, net of cash acquired	$ 9,336	$ —	$ 9,401

(1) Related to the acquisition of a software development company – See Note 7.

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Business

MercadoLibre, Inc. (“MercadoLibre” or the “Company”) was incorporated in the state of Delaware, in the United States of America, in October 1999. MercadoLibre is the largest online commerce ecosystem in Latin America, serving as an integrated regional platform and as a provider of necessary digital and technology tools that allow businesses and individuals to trade products and services in the region.

The Company enables commerce through its marketplace platform, which allows users to buy and sell in most of Latin America. Through Mercado Pago, the fintech solution, MercadoLibre enables individuals and businesses to send and receive digital payments; through Mercado Envios, MercadoLibre facilitates the shipping of goods from the Company and sellers to buyers; through the advertising products, MercadoLibre facilitates advertising services for large retailers and brands to promote their product and services on the web; through Mercado Shops, MercadoLibre allows users to set-up, manage, and promote their own on-line web-stores under a subscription-based business model; through Mercado Credito, MercadoLibre extends loans to certain merchants and consumers; and through Mercado Fondo, MercadoLibre allows users to invest funds deposited in their Mercado Pago accounts.

As of December 31, 2020, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its fintech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay, and extends loans through Mercado Credito in Argentina, Brazil and Mexico. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile and Uruguay.

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $490,464 thousands and $345,204 thousands as of December 31, 2020 and 2019, respectively.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for allowance for doubtful accounts and chargeback provisions, allowance for loans receivable, inventories valuation reserves, recoverability of goodwill, intangible assets with indefinite useful lives and deferred tax assets, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention plan, fair value of convertible debt, fair value of investments, fair value of derivative instruments, income taxes and contingencies and determination of the incremental borrowing rate at commencement date of lease operating agreements. Actual results could differ from those estimates.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, consisting primarily of money market funds and time deposits, to be cash equivalents.

The Company’s management assesses balances for credit losses included in cash and cash equivalents and restricted cash and cash equivalents based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models. The Company did not recognize any credit loss on the cash and cash equivalent and restricted cash and cash equivalents in 2020, 2019 and 2018.

Money market funds and sovereign debt securities are valued at fair value. See Note 9 “Fair Value Measurement of assets and liabilities” for further details.

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

The Company’s management assesses balances for credit losses included in short and long-term investments based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models. The Company did not recognize any material credit loss on the short and long-term investments in 2020, 2019 and 2018.

Corporate and sovereign debt securities (including Central Bank of Brazil mandatory guarantee) are valued at fair value. See Note 9 “Fair Value Measurement of Assets and Liabilities” for further details.

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

The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As result of the election of the fair value option, the Company recognized gains in interest income and other financial gains of $8,433 thousands and $2,295 thousands as of December 31, 2020 and 2019, respectively.

Credit cards receivable and other means of payments, net

Credit cards receivables and other means of payments mainly relate to the Company’s payments solution and arise due to the time taken to clear transactions through external payment networks either during the time required to collect the installments or during the period of time until those credit cards receivable are sold to financial institutions.

Credit cards receivable and other means of payments are presented net of the related provision for chargebacks and doubtful accounts.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Credit cards receivable and other means of payments, net (continued)

The Company is exposed to losses due to credit card fraud and other payment misuse. Provisions for these items represent the Company’s estimate of actual losses based on its historical experience, as well as economic conditions.

Transfer of financial assets

The Company may sell credit cards coupon to financial institutions, included within “Credit cards receivable and other means of payments, net”. These transactions are accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received and (3) the transferor does not maintain effective control over the transferred assets. When all the conditions are met, the Company derecognizes the corresponding financial asset from its balance sheet. Based on historical experience to date the Company assessed that it does not hold a significant credit risk exposure in relation to transfer of financial assets with recourse. The aggregate gain included in net revenues arising from these financing transactions, net of the costs recognized on sale of credit cards coupon, is $452,892 thousands, $359,037 thousands and $258,595 thousands, for the years ended December 31, 2020, 2019 and 2018, respectively.

Loans receivable, net

Loans receivable represents loans granted to certain merchants and consumers through the Company’s Mercado Credito solution.

Loans receivable are reported at their outstanding principal balances plus estimated collectible interest, net of allowances. Loans receivable are presented net of the allowance for uncollectible accounts. The Company places loans on non-accrual status at 90 days past due.

Through the Company’s Mercado Credito solution, merchants can borrow a certain percentage of their monthly sales volume and are charged with a fixed interest rate based on the overall credit assessment of the merchant. Merchant and consumers credits are repaid in a period ranging between 3 and 24 months.

The Company closely monitors credit quality for all loans receivable on a recurring basis. To assess a merchant and consumers seeking a loan under the Mercado Credito solution, the Company uses, among other indicators, a risk model internally developed, as a credit quality indicator to help predict the merchant's ability to repay the principal balance and interest related to the credit. The risk model uses multiple variables as predictors of the merchant's ability to repay the credit, including external and internal indicators. Internal indicators consider merchant's annual sales volume, claims history, prior repayment history, and other measures. Based on internal scoring, merchants are rated from A (Prime) to H (Upper medium grade). In addition, the Company considers external bureau information to enhance the scoring model and the decision making process. The internal rating and the bureau credit score are combined in a risk matrix, which is also used to price the loans based on the risk profile.

Allowances for doubtful accounts on loans receivable, accounts receivable and credit cards receivable and other means of payment

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

Allowances for doubtful accounts on loans receivable, accounts receivable and credit cards receivable and other means of payment (continued)

Loans Receivable (continued)

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

The Company writes off loans receivable when the customer balance becomes 180 days past due.

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

Credit cards receivable and other means of payment

Management assesses balances for credit losses included in credit cards receivable and other means of payment, based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models.

The Company has arrangements with some unaffiliated entities under which MercadoLibre users are able to fund their Mercado Pago accounts by depositing an equivalent amount with the unaffiliated entity. In some of these arrangements, MercadoLibre credits the Mercado Pago account before the unaffiliated entity transfers the funds to MercadoLibre to settle the transaction. The amounts pending settlement are recognized in the balance sheet as credit cards receivable and other means of payment. In June 2020, the Company became aware that it had accumulated significant receivables from one such unaffiliated entity in Argentina. The aging of these receivables exceeded the expected aging for transactions of this kind, hence, the Company recorded $27,006 thousands loss on doubtful accounts.

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

Concentration of credit risk (continued)

During the years ended December 31, 2020, 2019 and 2018, no single customer accounted for more than 5% of net revenues. As of December 31, 2020 and 2019, no single customer, except for credit card processing companies, accounted for more than 5% of accounts receivable and loans receivable. Credit cards receivable and other means of payments, net line of the consolidated balance sheet shows the Company´s credit exposure to not more than 10 entities in each of the countries where the Company offers our payments solution.

Funds payable to customers and amounts due to merchants

Funds payable to customers relate also to the Company’s payments solution and are originated by the amounts due to users held by the Company. Funds, net of any amount due to the Company by the user, are maintained in the user’s current account until withdrawal is requested by the user. See Note 4 “Cash, cash equivalents, restricted cash and cash equivalent and investments” for additional information on regulations of Mercado Pago business.

Amounts due to merchants are originated by purchase transactions carried out by the Company´s customers with debit cards issued by Mercado Pago.

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

Inventories

Inventories, consisting of products and mobile point of sale (“MPOS”) devices available for sale, are accounted for using the weighted average price method, and are valued at the lower of cost or market value.

The Company accounts for an allowance for recoverability of inventories based on management´s analysis of the inventories, aging, consumption patterns, as well as the lower of cost or net realizable value.

Third-party sellers whose products are stored at the Company’s fulfillment centers, maintain the ownership of their inventories hence these products are not included in Company’s inventories balances.

Property and equipment, net

Property and equipment are recorded at their acquisition cost and depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are expensed as incurred.

Costs related to the planning and post implementation phases of website development are recorded as an operating expense. Direct costs incurred in the development phase of website are capitalized and amortized using the straight-line method over an estimated useful life of three years. During 2020 and 2019, the Company capitalized $119,491 thousands and $59,602 thousands, respectively.

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

As of December 31, 2020 and 2019, the Company elected to perform the quantitative impairment test for both goodwill and intangible assets with indefinite useful life.

For the year ended December 31, 2020, the fair values of the reporting units were estimated using the income approach. Cash flow projections used were based on financial budgets approved by Management. The Company uses discount rates to each reporting unit in the range of 15.1% to 21.0%. The average discount rate used for 2020 was 17.2%. That rate reflected the Company’s estimated weighted average cost of capital. Key drivers in the analysis include Average Selling Price (“ASP”), Take Rate defined as marketplace revenues as a percentage of Gross Merchadise Volumem (“GMV”), Total Payment Volume Off Platform (“TPV Off”), Off Platform Take Rate defined as off platform revenues as a percentage of TPV Off, Wallet and Point TPV per Payer, Wallet Users over Total Population and Active Point devices. In addition, the analysis includes a business to e-commerce rate, which represents growth of e-commerce as a percentage of Gross Domestic Product, Internet penetration rates as well as trends in the Company’s market share.

If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired . No impairment loss has been recognized in the years ended December 31, 2020, 2019 and 2018 as Management’s assessment of the fair value of each reporting unit exceeds its carrying value.

Intangible assets with indefinite useful life are considered impaired if the carrying amount of the intangible asset exceeds its fair value. No impairment loss has been recognized in the years ended December 31, 2020, 2019 and 2018.

Revenue recognition

Revenues are recognized when control of the promised services or goods is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for them.

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

a)Commerce transactions:

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

•Revenues from inventories sales are generated when control of the good is transferred to the Company’s customers, which occurs upon delivery to the customer.

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

b)Fintech services:

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

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Receivables are presented net of allowance for doubtful accounts, loans receivables and chargebacks. The allowance for doubtful accounts, loans receivable and chargebacks was $126,661 thousands and $38,079 thousands as of December 31, 2020 and 2019, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the year in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2019 and 2018 was $16,590 thousands and $5,918 thousands, respectively, of which substantially all were recognized as revenue during the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, total deferred revenue was $32,519 thousands, mainly due to loyalty program points that are expected to be accrued as revenue in the coming months and fees related to listing and optional feature services billed.

Share-based payments

The liability related to the variable portion of the long term retention plans is remeasured at fair value. See Note 15 “Long Term Retention Plan” for more details.

Sales tax

The Company’s subsidiaries in Brazil, Argentina and Colombia are subject to certain sales taxes which are classified as cost of net revenues and totaled $325,316 thousands, $189,313 thousands and $139,433 thousands for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Comprehensive loss

Comprehensive loss is comprised of two components, net loss and other comprehensive loss. This last component is defined as all other changes in the equity of the Company that result from transactions other than with shareholders. Other comprehensive loss includes the cumulative adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries, unrealized gains and losses on investments classified as available-for-sale and on hedging activities. Total comprehensive loss for the years ended December 31, 2020, 2019 and 2018 amounted to $62,320 thousands, $187,093 thousands and $145,311 thousands, respectively.

Variable Interest Entities (VIE)

A VIE is an entity (i) that has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, (ii) that has equity investors who lack the characteristics of a controlling financial interest or (iii) in which the voting rights of some equity investors are disproportionate to their obligation to absorb losses or their right to receive returns, and substantially all of the entity’s activities are conducted on behalf of the equity investors with disproportionately few voting rights. The Company consolidates VIEs of which it is the primary beneficiary. The Company is considered to be the primary beneficiary of a VIE when it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. See Note 21 to these consolidated financial statements for additional detail on the VIEs used for securitization purposes.

Foreign currency translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Argentina, which has used the U.S. dollar as its functional currency since July 1, 2018. Accordingly, the foreign subsidiaries with local currency as functional currency translate assets and liabilities from their local currencies into U.S. dollars by using year-end exchange rates while income and expense accounts are translated at the average monthly rates in effect during the year, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive loss. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the consolidated financial statements of income under the caption “Foreign currency (losses) gains” and amounted to $(42,454) thousands, $(1,732) thousands and $18,240 thousands for the years ended December 31, 2020, 2019 and 2018, respectively.

Argentine currency status

As of July 1, 2018, the Company transitioned its Argentinian operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their inmediate parent company.

Since the second half of 2019, the Argentine government instituted certain foreign currency exchange controls which restrict or may partially restrict, the access of foreign currency, like the US dollar, for making payments abroad, either of foreign debt or imports of goods or services, dividend payments, and others, without prior authorization. Those regulations have continued to evolve, sometimes making them more or less stringent depending on the Argentine government´s perception of availability of sufficient national foreign currency reserves. The above has led to the existence of an informal foreign currency market where foreign currencies quote at levels significantly higher than the official exchange rate. However, the only exchange rate available for external commerce and financial payments is the official exchange rate, which as of December 31, 2020 was 84.15 and as of February 26, 2021 was 89.82.

The Company uses Argentina’s official exchange rate to record the accounts of Argentine subsidiaries. The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of December 31, 2020 and December 31, 2019:

	December 31,
	2020	2019
	(In thousands)
Assets	$ 1,470,885	$ 805,605
Liabilities	1,230,326	580,402
Net Assets	$ 240,559	$ 225,203

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Derivative Financial Instruments

The Company’s operations are in various foreign currencies and consequently are exposed to foreign currency risk. The Company uses derivative instruments to reduce the volatility of earnings and cash flows which were designated as hedges. All outstanding derivatives are recognized in the Company’s consolidated balance sheet at fair value except for the derivatives related to the Capped Call Transactions (as defined in Note 16) which are recognized in equity at cost paid. The effective portion of a designated derivative’s gain or loss in a cash flow hedge is initially reported as a component of accumulated other comprehensive (loss) income and is subsequently reclassified into the financial statement line item in which the variability of the hedged item is recorded in the period the hedging transaction affects earnings.

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

Leases

At the beginning of the first quarter of 2019, the Company adopted ASC Topic 842, Leases. The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term, which is a non-monetary asset, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease, which is a monetary liability. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company uses incremental borrowing rates based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease prepaid payments made. In addition, the Company elected to not separate lease components and to keep leases with an initial term of 12 months or less off of the balance sheet. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

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

Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to global intangible low-taxed income (GILTI) as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method. Accordingly, the Company was not required to record any impact in connection with the potential GILTI tax as of December 31, 2020 and 2019, respectively.

On August 2011, the Argentine government issued a software development law which was regulated on September 2013, and which expired on December 31, 2019. The Company’s Argentine subsidiary, MercadoLibre S.R.L, was eligible under said law and, as a result, it has been granted a tax holiday. A portion of the benefits obtained was a 60% relief of total income tax related to software development activities and a 70% relief of payroll taxes related to software development activities. The Argentine Industry Secretary approved the Company’s application for eligibility under the law for the Company’s Argentine subsidiary, MercadoLibre S.R.L. As a result, the Company’s Argentine subsidiary has been granted a tax holiday retroactive from September 18, 2014. A portion of the benefits obtained is a 60% relief of total income tax related to software development activities and a 70% relief of payroll taxes related to software development activities.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Income taxes (continued)

As a result of the Company’s eligibility under the law, it recorded an income tax benefit of $12,007 thousands and $19,988 thousands during 2019 and 2018, respectively. Furthermore, the Company recorded a labor cost benefit of $7,970 thousands and $6,801 thousands during 2019 and 2018. Additionally, $1,398 thousands and $1,875 thousands were accrued to pay software development law audit fees during 2019 and 2018, respectively. Aggregate per share effect of the Argentine tax holiday amounted to $0.25 and $0.45 for the years ended December 31, 2019 and 2018, respectively.

On June 10, 2019, the Argentine government enacted Law No. 27,506 (knowledge-based economy promotional regime), which established a regime that provides certain tax benefits for companies that meet specific criteria, such as companies that derive at least 70% of their revenues from certain specified activities related to the knowledge-based economy. Law No. 27,506 allows companies that were benefiting from the software development law, to apply for tax benefits under Law No. 27,506.

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

Based on the amended promotional regime, companies that meet new specified criteria shall be entitled to: i) a reduction of the income tax burden up to 60% (60% for micro and small enterprises, 40% for medium-sized enterprises and 20% for large enterprises) over the promoted activities for each fiscal year, applicable to both Argentine source income and foreign source income, ii) stability of the benefits established by the knowledge-based economy promotional regime (as long as the beneficiary is registered and in good standing), iii) a non-transferable tax credit bond amounting to 70% (which can be up to 80% in certain specific cases) of the Company’s contribution to the social security regime of every employee whose job is related to the promoted activities (caps on the number of employees are applicable). Such bonds can be used within 24 months from their issue date (which period can be extended for an additional 12 months in certain cases) to offset certain federal taxes, such as value-added tax, but they cannot be used to offset income tax.

On December 20, 2020, Argentina’s Executive Power issued Decree No. 1034/2020, which set the rules to implement the provisions of the knowledge-based economy promotional regime. Eligible companies must enroll in a registry according to the terms and conditions to be established by the Application Authority, which will verify compliance with the requirements. The Decree also set the mechanism for calculating the level of investment in research and development, the level of employee retention, exports, among others. It also establishes that exports of services from companies participating in this regime will not be subject to export duties.

On January 13, 2021, Argentina’s Ministry of Productive Development –current Application Authority of the knowledge-based economy promotional regime- issued Resolution No. 4/2021 which was followed by Disposition N° 11/2021 issued by the Under Secretariat of Knowledge Economy on February 12, 2021. Both rules establish further details on the requirements, terms, conditions, application, and compliance procedures to be eligible under the promotional regime.

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

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after 2014 primarily include the U.S., Argentina, Brazil and Mexico.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

2.00% Convertible Senior Notes due 2028 – Debt Exchange

On August 24, 2018, the Company issued $800,000 thousands of 2.00% Convertible Senior Notes due 2028 and on August 31, 2018 the Company issued an additional $80,000 thousands of notes pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, resulting in an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (collectively, the “2028 Notes”). For more detailed information in relation to the 2028 Notes, see Note 16 to these consolidated financial statements.

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

Redeemable Convertible Preferred Stock

On March 29, 2019, the Company issued and sold 100,000 shares of perpetual convertible preferred stock designated as Series A Perpetual Preferred Stock, par value $0.001 per share (the “Preferred Stock”) of the Company for $100,000 thousands in the aggregate.

The Company determined that the shares of Preferred Stock should be classified as mezzanine equity upon their issuance since they are contingently redeemable as explained in Note 22. The Company also determined that there is a beneficial conversion feature of $5,841 thousands attributable to the Preferred Stock because the initial conversion price was lower than the fair value of MercadoLibre’s common stock on March 29, 2019 (the commitment date). The beneficial conversion feature was fully amortized at issuance, increasing the Preferred Stock’s carrying amount, since the shares of Preferred Stock are perpetual and the holders of Preferred Stock have the right to convert immediately.

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

Recently Adopted Accounting Standards

On June 16, 2016 the FASB issued the ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of credit losses on financial instruments”. This update amended guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, this update eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however this topic requires that credit losses be presented as an allowance rather than as a write-down. The Company adopted this standard effective January 1, 2020 using a modified retrospective approach transition method, resulting in a decrease of $4,570 thousands (net of income tax) to the opening balance of retained earnings.

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

On June 30, 2014, the Company issued $330,000 thousands of 2.25% Convertible Senior Notes due 2019 and on August 24, 2018 and August 31, 2018 the Company issued an aggregate principal amount of $880,000 thousands of 2.00% Convertible Senior Notes due 2028 (please refer to Note 16 to these consolidated financial statements for discussion regarding these debt notes). Additionaly, on March 29, 2019 the Company issued Preferred stock. See Note 22 to these consolidated financial statements. The conversion of these debt notes and preferred stock are considered for diluted earnings per share utilizing the “if converted” method, the effect of that conversion is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive.

The denominator for diluted net loss per share for the years ended on December 31, 2020, 2019 and 2018 does not include any effect from the 2019 Notes Capped Call Transactions or the 2028 Notes Capped Call Transactions (as defined in Note 16) because it would be antidilutive. In the event of conversion of any or all of the 2028 Notes, the shares that would be delivered to the Company under The Capped Call Transactions (as defined in Note 16) are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.

For the years ended December 31, 2020, 2019 and 2018, the effects of the conversion of the Notes and the redeemable convertible preferred stock on diluted earnings per share were antidilutive and, as a consequence, they were not computed for diluted earnings per share.

Net loss per share of common stock is as follows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
	(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net loss per common share	$ (0.08)	$ (0.08)	$ (3.71)	$ (3.71)	$ (0.82)	$ (0.82)

Numerator:
Net loss	$ (707)	$ (707)	$ (171,999)	$ (171,999)	$ (36,585)	$ (36,585)
Amortization of redeemable convertible preferred stock	—	—	(5,841)	(5,841)	—	—
Dividends on preferred stock	(3,200)	(3,200)	(3,000)	(3,000)	—	—
Net loss corresponding to common stock	$ (3,907)	$ (3,907)	$ (180,840)	$ (180,840)	$ (36,585)	$ (36,585)

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	49,740,407	—	48,692,906	—	44,529,614	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	49,740,407	—	48,692,906	—	44,529,614

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

4.	Cash, cash equivalents, restricted cash and cash equivalents and investments

The composition of cash, cash equivalents, restricted cash and cash equivalents and investments is as follows:

	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$ 1,856,394	$ 1,384,740
Restricted cash and cash equivalents
Securitization Transactions	$ 249,872	$ 37,424
Sovereign Debt Securities (Secured lines of credit guarantee)	—	29,260
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	144,249	—
Bank account (Argentine Central Bank regulation)	237,511	—
Bank collateral account (Secured lines of credit guarantee)	574	—
Money Market Funds (Secured lines of credit guarantee)	19,469	—
Cash in bank account	155	—
Total restricted cash and cash equivalents	$ 651,830	$ 66,684
Total cash, cash equivalents, restricted cash and cash equivalents (*)	$ 2,508,224	$ 1,451,424

Short-term investments
Time Deposits	$ 158,818	$ 189,660
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	565,705	506,175
Sovereign Debt Securities (Secured lines of credit guarantee)	71,244	16,623
Sovereign Debt Securities	445,539	884,720
Corporate Debt Securities	—	63
Total short-term investments	$ 1,241,306	$ 1,597,241

Long-term investments
Sovereign Debt Securities	$ 150,054	$ 260,320
Corporate Debt Securities	—	173
Other Investments	16,057	3,490
Total long-term investments	$ 166,111	$ 263,983

(*) Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statements of cash flow.

As of December 31, 2020 and 2019, the Company has no securities considered held-to-maturity.

Regulation issued by Central Bank of Argentina (“CBA”)

a)In January 2020, the CBA enacted regulations related to payment service providers that applies to Fintech companies that are not financial institutions, but nevertheless provide payment services in at least one of the processes of the payments system. On July 7, 2020, the CBA approved the registration of the Argentine subsidiary in the registry for payment service providers. These regulations sets forth certain rules that require payment services providers to, among other things, (i) deposit and maintain users’ funds in specific banks’ accounts, payable on demand; (ii) implement a monthly reporting regime with the CBA; (iii) segregate information related to users’ investments funds; (iv) maintain different bank accounts to segregate the Company’s funds from users’ funds; and (v) introduce clarifications on advertising and documents about the standard terms and conditions of the payment service provider. As of December 31, 2020, in accordance with the regulation, the Company held $237,511 thousands in a bank account, payable on demand.

b)In October 2020, the CBA issued a regulation that applies to non-financial loan providers. In accordance with this regulation, the Company must register in the "Registry of other non-financial loan providers" before December 1, 2020 and comply with a periodic information report within the framework of a monthly information regime as from March 1, 2021. In turn, the regulation establishes that the Company must comply with the obligations established by CBA rules, regarding, among other things: (i) interest rates in loan operations; (ii) protection of users of financial services; (iii) methods of communication with users of financial services; and (iv) such users’ access to information concerning their contractual obligations. The rules regarding interest rates became effective as of January 1, 2021, and the rules regarding the protection of users of financial services, methods of communication and access to information became effective as of February 1, 2021.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

4.	Cash, cash equivalents, restricted cash and cash equivalents and investments (continued)

Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)

On November 1, 2018, the Company obtained approval from the Central Bank of Brazil to operate as an authorized payment institution. With this authorization, Mercado Pago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all obligations established by current regulations. Among other obligations, the regulations require authorized payment institutions to hold any electronic balance in a payment institution account in either a specific account of the Central Bank of Brazil that does not pay interest or Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia.” 100% of electronic funds were required to be deposited as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020 and December 31, 2019, in accordance with the regulation, the Company held $709,954 thousands and $506,175 thousands deposited in Brazilian federal government bonds, respectively, as a mandatory guarantee.

5.	Balance sheet components

Accounts receivable, net

	December 31,
	2020	2019
	(In thousands)
Users	$ 42,012	$ 27,340
Advertising	11,185	9,452
Others debtors	3,788	4,979
	56,985	41,771
Allowance for doubtful accounts	(7,294)	(6,325)
Accounts receivable, net	$ 49,691	$ 35,446

Credit cards receivable and other means of payments, net

	December 31,
	2020	2019
	(In thousands)
Credit cards and other means of payments	$ 904,624	$ 391,279
Allowance for chargebacks	(17,688)	(11,310)
Allowance for doubtful accounts	(23,863)	—
Credit cards receivable and other means of payments, net	$ 863,073	$ 379,969

Other assets

	December 31,
	2020	2019
	(In thousands)
VAT credits	$ 11,555	$ 16,997
Income tax credits	48,876	57,844
Sales tax credits	18,107	442
Advance to ATM providers	37,498	—
Advance to suppliers	21,520	—
Other	15,403	13,453
Current other assets	$ 152,959	$ 88,736

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

	December 31,
	2020	2019
	(In thousands)
Judicial deposits	57,525	51,364
Other	10,090	6,877
Non current other assets	$ 67,615	$ 58,241

Property and equipment, net

	Estimated
	useful life	December 31,
	(years)	2020	2019
		(In thousands)
Equipment	3-5	$ 113,669	$ 83,961
Land & Building	50 (1)	96,974	80,832
Furniture and fixtures	3-10	134,999	83,810
Software	3	282,066	179,211
Vehicles	4	17,198	4,442
		644,906	432,256
Accumulated depreciation		(253,222)	(187,999)
Property and equipment, net		$ 391,684	$ 244,257

(1)	Estimated useful life attributable to “Buildings”.

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Depreciation and amortization:
Cost of net revenues	$ 15,902	$ 8,873	$ 4,332
Product and technology development	53,530	40,920	31,852
Sales and marketing	1,776	2,076	1,643
General and administrative	10,088	7,517	7,965
	$ 81,296	$ 59,386	$ 45,792

 Accounts payable and accrued expenses

	December 31,
	2020	2019
	(In thousands)
Accounts payable	$ 728,056	$ 331,140
Accrued expenses
Advertising	24,135	33,118
Buyer protection program provision	8,364	3,808
Professional fees	5,415	2,485
Other expense provisions	1,366	1,758
Accounts payable and accrued expenses	$ 767,336	$ 372,309

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

Funds payable to customers and amounts due to merchants

	December 31,
	2020	2019
	(In thousands)

Funds payable to customers	$ 1,695,424	$ 894,057
Amounts due to merchants	37,671	—
Funds payable to customers and amounts due to merchants	$ 1,733,095	$ 894,057

Other liabilities

	December 31,
	2020	2019
	(In thousands)
Advanced Collections	$ 15,041	$ 81,045
Deferred revenue	32,519	16,590
Provisions and contingencies	—	5,123
Contingent considerations and escrows from acquisitions	4,540	792
Customer advances	39,054	9,621
Derivative instruments	13,964	251
Other	3,416	1,047
Current other liabilities	$ 108,534	$ 114,469

	December 31,
	2020	2019
	(In thousands)
Provisions and contingencies	$ 10,929	$ 7,972
Contingent considerations and escrows from acquisitions	3,291	4,470
Other	5,971	185
Non current other liabilities	$ 20,191	$ 12,627

 Accumulated other comprehensive loss

	December 31,
	2020	2019	2018
	(In thousands)
Foreign currency translation	$ (466,569)	$ (408,099)	$ (394,306)
Unrealized gains on investments	—	2,029	3,345
Estimated tax loss on unrealized gains (loss)	754	(351)	(616)
Unrealized losses on hedging activities	(2,469)	(250)	—
Accumulated other comprehensive loss	$ (468,284)	$ (406,671)	$ (391,577)

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

The following table summarizes the changes in accumulated balances of other comprehensive loss for the year December 31, 2020:

	Unrealized	Unrealized	Foreign	Estimated tax
	(Loss) Gains on	(Losses) Gains on	Currency	(expense)
	hedging activities, net	Investments	Translation	benefit	Total 2020	Total 2019
		(In thousands)
Balances as of December 31, 2019	$ (250)	$ 2,029	$ (408,099)	$ (351)	$ (406,671)	$ (391,577)
Other comprehensive (loss) income before reclassifications	4,219	—	(58,470)	(1,435)	(55,686)	(12,365)
Amount of (gain) loss reclassified from accumulated other comprehensive (loss) income	(6,438)	(2,029)	—	2,540	(5,927)	(2,729)
Net current period other comprehensive (loss) income	(2,219)	(2,029)	(58,470)	1,105	(61,613)	(15,094)
Ending balance	$ (2,469)	$ —	$ (466,569)	$ 754	$ (468,284)	$ (406,671)

The following table provides details about reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2020:

Amount of Gain (Loss)
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Income	Comprehensive	Affected Line Item
Components	Income	in the Statement of Income
(In thousands)
Unrealized gains on investments	$ 2,029	Interest income and other financial gains
Unrealized gains on hedging activities	6,438	Cost of net revenues
Estimated tax gain on unrealized losses on investments	(2,540)	Income tax expense
Total reclassifications for the year	$ 5,927	Total, net of income taxes

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Loans receivable, net

	December 31,
	2020	2019
	(In thousands)
Loans receivable	$ 458,946	$ 202,489
Allowance for uncollectible accounts	(73,910)	(20,384)
Current loans receivable, net	$ 385,036	$ 182,105

0

	December 31,
	2020	2019
	(In thousands)
Loans receivable	$ 20,525	$ 6,499
Allowance for uncollectible accounts	(3,906)	(60)
Non current loans receivable, net	$ 16,619	$ 6,439

The Company manages loans receivable as “On-line merchant”, “Consumer” and “In-store merchant”. As of December 31, 2020 and December 31, 2019, Loans receivable, net were as follows:

	December 31,
	2020	2019
	(In thousands)
On-line merchant	$180,063	$130,102
Consumer	237,956	60,179
In-store merchant	61,452	18,707
Loans receivable	479,471	208,988
Allowance for uncollectible accounts	(77,816)	(20,444)
Loans receivable, net	$401,655	$188,544

The credit quality analysis of loans receivable was as follows:

	December 31,
	2020	2019
	(In thousands)
1-30 days past due	$34,706	$20,430
31-60 days past due	16,977	6,916
61 -90 days past due	13,239	7,580
91 -120 days past due	10,632	-
121 -150 days past due	5,315	-
151 -180 days past due	3,649	-
Total past due	84,518	34,926
To become due	394,953	174,062
Total	$479,471	$208,988

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Business combinations, goodwill and intangible assets

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

The Company’s consolidated statement of income includes the results of operations of the acquired business as from March 9, 2020. The net income before intercompany eliminations of the acquired Company included in the Company’s consolidated statement of income since the acquisition amounted to $820 thousands for the period ended December 31, 2020.

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

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	December 31,
	2020	2019
	(In thousands)
Goodwill	$ 85,211	$ 87,609
Intangible assets with indefinite lives
- Trademarks	7,751	8,366
Amortizable intangible assets
- Licenses and others	4,932	5,320
- Non-compete agreement	3,426	2,703
- Customer list	14,010	13,900
- Trademarks	7,879	4,723
Total intangible assets	$ 37,998	$ 35,012
Accumulated amortization	(23,843)	(20,737)
Total intangible assets, net	$ 14,155	$ 14,275

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Business combinations, goodwill and intangible assets (continued)

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows:

	Year ended December 31, 2020
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 29,072	$ 6,991	$ 32,196	$ 14,872	$ 3,312	$ 1,166	$ 87,609
Business Acquisitions	—	3,603	1,062	1,241	1,246	748	7,900
Disposals	(3,480)	—	—	—	—	—	(3,480)
Effect of exchange rates changes	(5,830)	—	(1,561)	883	(168)	(142)	(6,818)
Balance, end of the year	$ 19,762	$ 10,594	$ 31,697	$ 16,996	$ 4,390	$ 1,772	$ 85,211

	Year ended December 31, 2019
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 30,069	$ 6,946	$ 31,340	$ 16,014	$ 3,339	$ 1,175	$ 88,883
Purchase price allocations adjustments	—	45	—	—	—	—	45
Effect of exchange rates changes	(997)	—	856	(1,142)	(27)	(9)	(1,319)
Balance, end of the year	$ 29,072	$ 6,991	$ 32,196	$ 14,872	$ 3,312	$ 1,166	$ 87,609

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Business combinations, goodwill and intangible assets (continued)

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete and non-solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $5,293 thousands, $3,912 thousands and $6,102 thousands for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table summarizes the remaining amortization of intangible assets with definite useful life as of December 31, 2020:

For year ended 12/31/2021	$ 3,773
For year ended 12/31/2022	1,264
For year ended 12/31/2023	982
For year ended 12/31/2024	342
Thereafter	43
$ 6,404

8.	Segments

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

The Company has re-named and grouped by nature its Revenue streams breakdown, given the increasing importance of its financial business in current and expected future revenue composition, which Management considers shows more meaningful information about the business. As such, the breakdown by revenue stream previously labeled as “Enhanced Marketplace” and “Non-marketplace”, is now presented under the titles of “Commerce” and “Fintech”, respectively. Also, as a result, a group of other services, including classifieds fees, ad sales and other ancillary services, which had historically been included in the “Non-marketplace” line, have, as of January 1, 2020, been included as a part of the “Commerce” revenue stream. Prior-period corresponding figures have been reclassified accordingly for comparative purposes.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Segments (continued)

The following tables summarize the financial performance of the Company’s reporting segments:

	Year Ended December 31, 2020
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 2,194,041	$ 980,276	$ 575,173	$ 223,975	$ 3,973,465
Direct costs	(1,765,981)	(708,661)	(586,022)	(186,435)	(3,247,099)
Direct contribution	428,060	271,615	(10,849)	37,540	726,366

Operating expenses and indirect costs of net revenues					(598,674)
Income from operations					127,692

Other income (expenses):
Interest income and other financial gains					102,767
Interest expense and other financial losses					(106,690)
Foreign currency losses					(42,454)
Net Income before income tax expense					$ 81,315

	Year Ended December 31, 2019
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 1,461,509	$ 456,332	$ 275,133	$ 103,340	$ 2,296,314
Direct costs	(1,245,382)	(347,733)	(390,158)	(104,975)	$ (2,088,248)
Direct contribution	216,127	108,599	(115,025)	(1,635)	208,066

Operating expenses and indirect costs of net revenues					(361,227)
Loss from operations					(153,161)

Other income (expenses):
Interest income and other financial gains					113,523
Interest expense and other financial losses					(65,876)
Foreign currency losses					(1,732)
Net loss before income tax expense					$ (107,246)

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Segments (continued)

	Year Ended December 31, 2018
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 866,175	$ 376,563	$ 109,096	$ 87,819	$ 1,439,653
Direct costs	(762,636)	(254,539)	(164,637)	(79,581)	(1,261,393)
Direct contribution	103,539	122,024	(55,541)	8,238	178,260

Operating expenses and indirect costs of net revenues					(247,742)
Loss from operations					(69,482)

Other income (expenses):
Interest income and other financial gains					42,039
Interest expense and other financial losses					(56,249)
Foreign currency gains					18,240
Net loss before income tax gain					$ (65,452)

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	December 31,
	2020	2019
	(In thousands)
US property and equipment, net	$ 586	$ 937
Other countries
Argentina	123,589	100,536
Brazil	171,409	103,571
Mexico	73,315	30,131
Other countries	22,785	9,082
	$ 391,098	$ 243,320
Total property and equipment, net	$ 391,684	$ 244,257

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	December 31,
	2020	2019
	(In thousands)
Goodwill and intangible assets
Argentina	$ 12,617	$ 8,632
Brazil	19,958	30,142
Mexico	35,338	36,003
Chile	24,707	22,237
Other countries	6,746	4,870
Total goodwill and intangible assets	$ 99,366	$ 101,884

Consolidated net revenues by similar products and services for the years ended December 31, 2020, 2019 and 2018 were as follows:

Consolidated Net Revenues	2020	2019	2018
(In thousands)
Commerce	$ 2,559,770	$ 1,346,445	$ 838,632
Fintech	$ 1,413,695	$ 949,869	$ 601,021
Total	$ 3,973,465	$ 2,296,314	$ 1,439,653

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

9.	Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	December 31,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2020	(Level 1)	(Level 2)	(Level 3)	2019	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 166,483	$ 166,483	$ —	$ —	$ 688,760	$ 688,760	$ —	$ —
Sovereign Debt Securities	37,654	37,654	—	—	32,874	32,874	—	—
Restricted Cash and Cash Equivalents:
Money Market Funds	257,695	257,695	—	—	32,829	32,829	—	—
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	144,249	144,249	—	—	29,260	29,260	—	—
Investments:
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	565,705	565,705	—	—	506,175	506,175	—	—
Sovereign Debt Securities	666,837	666,837	—	—	1,161,663	1,161,663	—	—
Corporate Debt Securities	—	—	—	—	236	178	58	—
Other Assets:
Derivative Instruments	199	—	—	199	1,249	—	—	1,249
Total Financial Assets	$ 1,838,822	$ 1,838,623	$ —	$ 199	$ 2,453,046	$ 2,451,739	$ 58	$ 1,249
Liabilities:
Contingent considerations	$ 4,622	$ —	$ —	$ 4,622	$ 2,201	$ —	$ —	$ 2,201
Long-term retention plan	136,816	—	136,816	—	60,958	—	60,958	—
Derivative Instruments	13,964	—	—	13,964	251	—	—	251
Total Financial Liabilities	$ 155,402	$ —	$ 136,816	$ 18,586	$ 63,410	$ —	$ 60,958	$ 2,452

As of December 31, 2020 and 2019, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company assumptions. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

9.	Fair value measurement of assets and liabilities (continued)

As of December 31, 2020 and 2019, the Company’s liabilities were valued at fair value using level 2 inputs and level 3 inputs (valuations based on unobservable inputs reflecting Company own assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

The unrealized net gains or losses on short-term and long-term investments for which the Company has not elected the fair value option are reported as a component of other comprehensive income. The Company does not anticipate any significant realized losses associated with those investments in excess of the Company’s historical cost.

As of December 31, 2020 and 2019, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash, cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets funds and debt securities), accounts receivable, credit cards receivable and other means of payments, loans receivable, funds payable to customers and amounts due to merchants, other assets (excluding derivative instruments), accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent consideration and derivative instruments). As of December 31, 2020 and December 31, 2019 the estimated fair value of the 2028 Notes (liability component), which is based on Level 2 inputs, is $672,345 thousands and $686,366 thousands, respectively, and were determined based on market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of December 31, 2020 and 2019:

	Balances as of	Significant other	Balances as of	Significant other
	December 31,	observable inputs	December 31,	observable inputs
	2020	(Level 2)	2019	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 158,818	158,818	$ 189,660	$ 189,660
Accounts receivable, net	49,691	49,691	35,446	35,446
Credit Cards receivable and other means of payments, net	863,073	863,073	379,969	379,969
Loans receivable, net	401,655	401,655	188,544	188,544
Other assets	236,432	236,432	149,218	149,218
Total Assets	$ 1,709,669	$ 1,709,669	$ 942,837	$ 942,837
Liabilities
Accounts payable and accrued expenses	$ 767,336	$ 767,336	$ 372,309	$ 372,309
Funds payable to customers and amounts due to merchants	1,733,095	1,733,095	894,057	894,057
Salaries and social security payable	120,394	120,394	67,686	67,686
Taxes payable	215,918	215,918	60,247	60,247
Loans payable and other financial liabilities (*)	1,409,269	1,479,165	817,491	927,903
Other liabilities	110,139	110,139	124,644	124,644
Total Liabilities	$ 4,356,151	$ 4,426,047	$ 2,336,434	$ 2,446,846

(*) The fair value of the 2028 Notes (including the equity component) is disclosed in Note 16.

As of December 31, 2020 and 2019, the Company held no direct investments in auction rate securities and does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

9.	Fair value measurement of assets and liabilities (continued)

As of December 31, 2020 and 2019, the fair value of money market funds, sovereign and corporate debt securities classified as available for sale securities are as follows:

December 31, 2020
	Cost	Financial Gains	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 166,483	$ —	$ 166,483
Sovereign Debt Securities (1)	$ 37,595	$ 59	$ 37,654
Total Cash and cash equivalents	$ 204,078	$ 59	$ 204,137

Restricted Cash and cash equivalents
Money Market Funds	$ 257,695	$ —	$ 257,695
Sovereign Debt Securities (1)	144,098	151	144,249
Total Restricted Cash and cash equivalents	$ 401,793	$ 151	$ 401,944

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee) (1)	$ 559,487	$ 6,218	$ 565,705
Sovereign Debt Securities (1)	514,894	1,889	516,783
Total Short-term investments	$ 1,074,381	$ 8,107	$ 1,082,488

Long-term investments
Sovereign Debt Securities (1)	$ 149,938	$ 116	$ 150,054
Total Long-term investments	$ 149,938	$ 116	$ 150,054

Total	$ 1,830,190	$ 8,433	$ 1,838,623
(1)	Measured at fair value with impact on the consolidated statement of income for the application of the fair value option. See Note 2 – Fair value option applied to certain financial instruments.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

9.	Fair value measurement of assets and liabilities (continued)

	December 31, 2019
	Cost	Gross Unrealized Gains (1)	Financial Gains	Financial Losses	Estimated Fair Value

	(In thousands)
Cash and cash equivalents
Money Market Funds	$ 688,760	$ —	$ —	$ —	$ 688,760
Sovereign Debt Securities	32,851	—	23	—	$ 32,874
Total Cash and cash equivalents	$ 721,611	$ —	$ 23	$ —	$ 721,634

Restricted Cash and cash equivalents
Money Market Funds	$ 32,829	$ —	$ —	$ —	$ 32,829
Sovereign Debt Securities (2)	29,227	—	33	—	$ 29,260
Total Restricted Cash and cash equivalents	$ 62,056	$ —	$ 33	$ —	$ 62,089

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee) (3)	$ 504,195	$ —	$ 1,980	$ —	$ 506,175
Sovereign Debt Securities (4)	898,922	2,080	400	(59)	901,343
Corporate Debt Securities	63	—	—	—	63
Total Short-term investments	$ 1,403,180	$ 2,080	$ 2,380	$ (59)	$ 1,407,581

Long-term investments
Sovereign Debt Securities (5)	$ 260,400	$ 2	$ 1	$ (83)	$ 260,320
Corporate Debt Securities	170	3	—	—	173
Total Long-term investments	$ 260,570	$ 5	$ 1	$ (83)	$ 260,493

Total	$ 2,447,417	$ 2,085	$ 2,437	$ (142)	$ 2,451,797

(1)

Unrealized gains from securities are attributable to market price movements, net foreign exchange losses and foreign currency translation. Management does not believe any remaining significant unrealized losses represent other-than-temporary impairments based on the evaluation of available evidence including the credit rating of the investments, as of December 31, 2019.

(2)	Held by the Company’s Argentine subsidiary in guarantee for secured lines of credit. See Note 16 – Loans payable and other financial liabilities.
(3)

Brazilian government bonds measured at fair value with impact on the consolidated statement of income for the application of the fair value option. See Note 2 – Investments - Fair value option applied to certain financial instruments.

(4)

Includes $627,842 thousands of U.S treasury notes measured at fair value with impact on the consolidated statement of income for the application of the fair value option see Note 2 – Investments - Fair value option applied to certain financial instruments and $16,623 thousands held by the Company’s Argentine subsidiary in guarantee for secured lines of credit. See Note 16 – Loans payable and other financial liabilities.

(5)

Includes $260,230 thousands of U.S treasury notes measured at fair value with impact on the consolidated statement of income for the application of the fair value option. See Note 2 –Investments - Fair value option applied to certain financial instruments.

The material portion of the Sovereign Debt Securities are U.S. Treasury Notes and Brazilian federal government bonds with no significant risk associated.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

As of December 31, 2020, the estimated fair values (in thousands of U.S. dollars) of money market funds and sovereign debt securities classified by its effective maturities or Management expectation to convert the investments into cash are as follows:

One year or less	1,688,568
One year to two years	150,055
Total	$ 1,838,623

10.	Common stock

Authorized, issued and outstanding shares

As of December 31, 2020 and 2019, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Fourth Amended Certificate of Incorporation”), the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“ Common Stock ”).

As of December 31, 2020 and 2019, there were 49,869,727 and 49,709,955 shares of common stock issued and outstanding with a par value of $0.001 per share.

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

11.	Mandatorily redeemable convertible preferred stock

Pursuant to the Fourth Amended Certificate of Incorporation, the Company authorized preferred stock consisting of 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2020, the Company has no Preferred Stock outstanding. As of December 31, 2019, the Company had 100,000 shares of preferred stock issued and outstanding.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

12.	Equity compensation plan

On June 10, 2019, at the Annual Shareholders’ Meeting, the Company’s shareholders approved the adoption of the Amended and Restated 2009 Equity Compensation Plan (the “Amended and Restated 2009 Plan”), which contains terms substantially similar to the terms of the “2009 Equity Compensation Plan” (the “2009 Plan”) that expired in 2019. As of December 31, 2020, there are 1,000,000 shares of common stock available for grant under the Amended and Restated 2009 Plan.

Equity compensation awards granted under the Amended and Restated 2009 Plan are at the discretion of the Company’s board of directors and may be in the form of either incentive or nonqualified stock options. As of December 31, 2020, there are no outstanding options granted under the Plan.

There was no granting during the period from January 1, 2007 to December 31, 2020.

13.	Income taxes

The components of pretax income (loss) in consolidated companies for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
United States	$ (54,425)	$ 2,900	$ (19,461)
Brazil	79,453	25,693	(38,778)
Argentina	185,054	61,217	107,913
Mexico	(133,582)	(168,310)	(91,681)
Other Countries	4,815	(28,746)	(23,445)
	$ 81,315	$ (107,246)	$ (65,452)

Income tax is composed of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Income Tax:
Current:
U.S.	$ —	$ 8,705	$ (10)
Non-U.S.	152,337	39,595	64,028
	152,337	48,300	64,018
Deferred:
U.S.	(5,397)	(13,566)	(3,618)
Non-U.S.	(64,918)	30,019	(89,267)
	(70,315)	16,453	(92,885)
Income tax expense (gain)	82,022	64,753	(28,867)

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

13.	Income taxes (continued)

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the effective income tax rate for 2020, 2019 and 2018 to income before taxes:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net income (loss) before income tax	$ 81,315	$ (107,246)	$ (65,452)
Income tax rate	21%	21%	21%
Expected income tax gain (expense)	$ 17,076	$ (22,522)	$ (13,745)
Permanent differences:
Federal and assets taxes	146	203	7
Transfer pricing adjustments	1,243	1,161	1,818
Non-deductible tax	2,641	683	1,043
Non-deductible expenses	17,885	9,309	6,982
Dividend distributions	9,381	2,594	1,085
Non-taxable income	(3,741)	(15,418)	(31,562)
Effect of rates different than statutory	(3,713)	(11,521)	3,020
Currency translation	11,775	(4,201)	3,866
Change in valuation allowance	40,874	113,426	3,130
Argentine tax reform (including changes in income tax rate)	—	(2,175)	1,217
Colombian tax reform	—	—	442
Deferred tax reversed by merger	—	—	(3,994)
Exchange of convertible note	—	—	(1,756)
Tax Inflation Adjustments	(7,023)	(4,940)	—
Deferred tax reversed by spin-off	—	(886)	—
True up	(4,522)	(960)	(420)
Income tax expense (gain)	$ 82,022	$ 64,753	$ (28,867)

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

13.	Income taxes (continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets
Allowance for doubtful accounts	$ 17,963	$ 7,601
Unrealized net gains on investments	2,423	92
Property and equipment, net	15,594	5,467
Accounts payable and accrued expenses	5,009	2,202
Payroll and social security payable	23,516	10,255
Foreign exchange effect	5,399	1,846
Taxes payable	4,843	984
Non compete agreement	—	155
Provisions and non-deductible interest	70,425	40,593
Foreign tax credit	17,513	12,841
Tax loss carryforwards	162,008	167,420
Customer Lists	—	220
Inventories	322	—
Trademarks	—	24
Tax inflation adjustments	8,460	6,757
Total deferred tax assets	333,475	256,457
Valuation allowance	(179,177)	(138,875)
Total deferred tax assets, net	154,298	117,582
Deferred tax liabilities
Property and equipment, net	(5,771)	(26,761)
Customer lists	(713)	(1,043)
Non compete agreement	(743)	—
Unrealized net losses on investments	(121)	(1,160)
Trademarks	(86)	(87)
Goodwill	(2,962)	(4,392)
Convertible notes and Capped Call	(57,813)	(63,258)
Accounts payable and accrued expenses	(1,783)	(1,914)
Payroll and social security payable	(5,527)	(313)
Outside Basis Dividends	(5,974)	—
Provisions	(2,143)	(884)
Non Solicitation Agreement	—	(137)
Foreign exchange effect	(100)	(3)
Total deferred tax liabilities	$ (83,736)	$ (99,952)

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

13.	Income taxes (continued)

As of December 31, 2020, consolidated loss carryforwards for income tax purposes were $162,008 thousands. If not utilized, tax loss carryforwards will begin to expire as follows:

2023	$1,426
2024	512
2025	2,282
2026	4,238
2027	20,620
Thereafter	103,461
Without due dates	29,469
Total	$162,008

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

Subsequently, in September 2018, the Argentine Government issued the Decree 793/2018 which established a temporary exports duties of 12% with a maximum limit of 4 Argentine Pesos per each US dollar of the amount of the export invoice. This export duties are applicable for exports of years 2019 to 2021.

On December 23, 2019 the Argentine congress enacted a law which maintains corporate income tax rate of 30% for two more years, instead of reducing the rate to 25% as established under the previous law. The law also maintains the dividend withholding tax rate of 7% for two more years for profits accrued during fiscal year starting on January 1, 2020, instead of applying the 13% rate as previously established. In regard to export duties, the new law reduced the percentage from 12% (considering the mentioned limit, the effective tax rate was equivalent to 6.7% as of December 31, 2019) to 5% without limit and extended the application of export duties until December 31, 2021. Eligible companies under the knowledge-based economy promotional regime will be exempt from paying the export duties.

Valuation allowances on deferred tax assets

Management periodically assesses the need to establish a valuation allowance for deferred tax assets considering positive and negative objective evidence related to the realization of the deferred tax assets. Management’s judgments related to this assessment consider, among other factors, the nature, frequency and magnitude of current and cumulative losses on an individual subsidiary basis, projections of future taxable income, the duration of statutory carryforward periods, as well as feasible tax planning strategies, which would be employed by the Company to prevent tax loss carryforwards from expiring unutilized. Based on Management’s assessment of available objective evidence, the Company accounted for a valuation allowance on deferred tax assets of $179,177 thousands and $138,875 thousands as of December 31, 2020 and 2019, respectively. This valuation allowance includes $17,513 thousands and $12,841 thousands to fully reserve the outstanding U.S. foreign tax credits as of December 31, 2020 and 2019, respectively.

Management considers the earnings of the Company’s foreign subsidiaries to be indefinitely reinvested, other than certain earnings of which the distributions do not imply withholdings, exchange rate differences or state income taxes, and for that reason has not recorded a .deferred tax liability except for the $5,974 thousands deferred tax liability accounted for of undistributed earnings from the Argentine segment.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of December 31, 2020, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $10,929 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided. In addition, as of December 31, 2020, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible for an aggregate amount up to $57,668 thousands. No loss amounts have been accrued for such reasonably possible legal actions, the most significant of which are described below.

Tax Claims

On September 2, 2011, the Brazilian Federal tax authority asserted taxes and fines against the Brazilian subsidiary, Mercadolivre.com, relating to the income tax for the 2006 period in an approximate amount of $ 0.5 million according to the exchange rate in effect as of December 31, 2020. On September 30, 2011, the Company presented administrative defenses against the authorities’ claim. On August 24, 2012, the Company presented its appeal to the Board of Tax Appeals (CARF—Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. The same Board of Tax Appeals recognized as due part of the tax compensation made by the Company, partially decreasing the outstanding debt. On November 21, 2014, the Company appealed to the Board of Tax Appeals, which rejected the appeal on September 8, 2016. The Company filed an appeal against the decision, and the Câmara Superior de Recursos Fiscais (Superior Administrative Court of Tax Appeals) ruled against the Company to uphold the claimed taxes and fines. This decision closed of the administrative stage. On July 28, 2017, the Company filed an annulment court action against the federal tax authority, which to date remains in its evidentiary phase. In December 2017, the Company also posted a bank security bond in the amount of $ 0.44 million according to the exchange rate as of December 31, 2020. Management’s opinion, based on the opinion of external legal counsel, is that the Company’s position is more likely than not to succeed in court, based on the technical merits of the tax position. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

Brazilian preliminary injunction against the Brazilian tax authorities

On November 6, 2014, the Brazilian subsidiaries Mercadolivre.com, Ebazar.com.br Ltda, Mercado Pago.com Representações Ltda and Mercado Libre S.R.L. filed a writ of mandamus and requested a preliminary injunction with the Federal Court of Osasco against the federal tax authority to avoid the IR (income tax) withholding over payments remitted by the Brazilian subsidiaries to the Argentine subsidiary (Mercado Libre S.R.L.) for the provision of IT support and assistance services by the latter, and requested reimbursement of the amounts improperly withheld over the course of the preceding five (5) years. The preliminary injunction was granted on the grounds that such withholding violated the convention signed between Brazil and Argentina that prevents double taxation. In August 2015, the injunction was revoked by the first instance judge in its award, which was favorable to the tax authority. The Company filed an appeal in September 2015, which is pending judgment. As a result, the Company has started making deposits in court for the disputed amounts. As of December 31, 2020, the total amount of the deposits were $57.5 million (which includes $6.3 million of interest) included in non-current other assets of the consolidated balance sheet. In June 2020, the Company’s appeal was dismissed. The Company submitted a new remedy before the same Court in July 2020, which was dismissed on February 17, 2021. The company plans to appeal the case to the superior courts. Management’s opinion, based on the opinion of external legal counsel, is that the Company’s position is more likely than not to succeed in court, based on the technical merits of the tax position and the existence of favorable decisions issued by the Federal Regional Courts. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

Administrative tax claims

On November 9, 2016, São Paulo tax authorities asserted taxes and fines against its Brazilian subsidiary, Ebazar.com.br Ltda, relating to the entitlement of PIS and COFINS credits from 2012 in an approximate amount of $0.6 million, according to the exchange rate as of December 31, 2020. The Company submitted administrative defenses against the authorities’ claim, which is pending judgment. The opinion of the Company´s management, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible, but not probable.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Commitments and Contingencies (continued)

Litigation and Other Legal Matters (continued)

Administrative tax claims (continued)

On December 27, 2016, São Paulo tax authorities assessed taxes and fines against its Brazilian subsidiary MercadoPago.com Representações Ltda., relating to the entitlement of PIS and COFINS credits from 2012 in an approximate amount of $2.3 million according to the exchange rate as of December 31, 2020. On February 1, 2017, the Company presented administrative defenses against the authorities’ claim. On October 9, 2017, a judgment was handed down recognizing that expenses with credit card companies are essential for payment institutions. On September 22, 2017, the award rendered was partially favorable to the Company, reducing the value of the tax assessment notice by approximately 60%. The Company filed an administrative appeal, which is pending judgment. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable.

On July 12, 2017, São Paulo tax authorities assessed taxes and fines against the Brazilian subsidiary Ibazar.com Atividades de Internet Ltda. relating to “ICMS” (tax on commerce and services) for the period from July 2012 to December 2013 in an amount of $2.3 million according to the exchange rate as of December 31, 2020. The Company filed administrative defenses against the claim, but the São Paulo authorities ruled against the Company and upheld the claimed taxes and fines. On October 30, 2017, the Company filed an appeal with the Tribunal de Impostos e Taxas de São Paulo (São Paulo Tax Administrative Court), which granted the appeal on February 23, 2018. The tax authorities filed a special appeal with the Câmara Superior (Superior Chamber of the Administrative Court), which was admitted on August 1, 2018 and is now pending judgment. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible, but not probable.

On October 30, 2020 and November 9, 2020, MercadoPago.com Representações Ltda. and Ebazar.com.br Ltda., respectively received tax assessments claiming income tax payments for the period of January to December 2016, with respective penalties and fines. The reasons used by tax authorities are in the sense of not considering specific expenses taken by the Brazilian subsidiaries, such as technology services imported from MercadoLibre S.R.L., Meli Uruguay S.R.L., and MercadoLibre Inc., as deductible for income tax purposes. This conclusion was made with the argument of not being presented, during the tax assessments, sufficient evidence that these services were indeed necessary and effectively hired and paid by the Brazilian subsidiaries. The assessments were presented to MercadoPago.com Representações Ltda. and Ebazar.com.br Ltda. in a total amount of $15.2 million and $12.5 million, respectively and the defenses were filed on December 1, 2020 and December 8, 2020, respectively, arguing that the Contract Agreements and other documents were presented during the tax assessment. The defenses were also complemented with specific descriptions for each project impacted by such services, reflecting the essentiality of all the expenses considered as deductible and assessed by the tax authorities. These cases are currently awaiting the decision from the first instance of the Administrative Court. Management’s opinion, based on the opinion of external legal counsel, is that the Company’s position is more likely than not to succeed in court, based on the technical merits of the tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Commitments and Contingencies (continued)

Buyer protection program (continued)

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

As of December 31, 2020 and 2019, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $2,535,041 thousands and $1,365,815 thousands, respectively, for which the Company recorded a provision of $8,364 thousands and $3,808 thousands, respectively.

Commitments

The Company entered into a purchase commitment with two U.S. suppliers in relation to the purchase of cloud platform services as follows:

a)for a total amount of $240,500 thousands to be fully paid off between June 1, 2020 and May 31, 2024. As of December 31, 2020, the Company paid $49,286 thousands; and

b)for a total amount of $30,000 thousands to be fully paid off between November 24, 2019 and March 23, 2023. As of December 31, 2020, the Company paid $5,913 thousands in relation thereto.

15.	Long term retention plan

On March 29, 2020, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2020 Long-Term Retention Plan (“2020 LTRP”). In addition to the annual salary and bonus of each employee, certain employees (“Eligible Employees”) are eligible to participate in the 2020 LTRP, which provides for the grant to an Eligible Employee of a cash-settled fixed (a “2020 LTRP Fixed Award”) and cash-settled variable award, (a “2020 LTRP Variable Award”, and together with any 2020 LTRP Fixed Award, the “2020 LTRP Awards”). In order to receive payment in respect of the 2020 LTRP Awards, each Eligible Employee must remain employed as of each applicable payment date. The 2020 LTRP award is payable as follows:

•the eligible employee will receive 16.66% of half of his or her target 2019 LTRP bonus once a year for a period of six years, with the first payment occurring in or about the first quarter of 2021 (the “2020 Annual Fixed Payment”); and

•on each date the Company pays the Annual Fixed payment to the eligible employee, he or she will also receive a payment (the “2020 LTRP Variable Payment”) equal to the product of (i) 16.66% of the applicable 2020 LTRP Variable Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2019 Stock Price (as defined below). For purposes of the 2020 LTRP, the “2019 Stock Price” shall equal $553.45 (the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of 2019) and the “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date for so long as the Company’s common stock is listed on the NASDAQ.

The rest of LTRP outstanding as of December 31, 2020, follows similar calculation method as explained above for 2020 LTRP, except that the 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2018 LTRP have performance conditions established by the Board of Directors that must be achieved at the first year-end of each plan. Similar to the 2020 LTRP, the rest of the outstanding LTRPs additionally have eligibility conditions to be achieved at each year-end and require the employee remain employed by the Company as of each payment date.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Long term retention plan (continued)

The following tables summarize the 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020 LTRP Variable Award contractual obligation for the years ended December 31, 2020, 2019 and 2018:

	December 31, 2020		December 31, 2019		December 31, 2018
		Weighted-average		Weighted-average		Weighted-average
	Aggregate	remaining	Aggregate	remaining	Aggregate	remaining
	Intrinsic	contractual	Intrinsic	contractual	Intrinsic	contractual
	value	life (years)	value	life (years)	value	life (years)
	(In thousands)
Outstanding LTRP 2011	—	—	—	—	1,738	0.25
Outstanding LTRP 2012	—	—	2,861	0.25	3,460	0.75
Outstanding LTRP 2013	—	—	—	—	4,318	0.25
Outstanding LTRP 2014	—	—	5,086	0.25	6,037	0.75
Outstanding LTRP 2015	13,237	0.08	10,484	0.75	9,398	1.25
Outstanding LTRP 2016	34,795	0.62	19,091	1.25	15,343	1.75
Outstanding LTRP 2017	41,315	1.13	19,654	1.75	14,860	2.25
Outstanding LTRP 2018	23,233	1.64	10,727	2.25	8,135	2.88
Outstanding LTRP 2019	133,052	2.14	56,322	2.75	—	—
Outstanding LTRP 2020	153,113	2.67	—	—	—	—

The following tables summarize the LTRP accrued compensation expense for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018
	(In thousands)
LTRP 2010	—	—	24
LTRP 2011	—	26	766
LTRP 2012	69	1,755	1,398
LTRP 2013	—	97	2,416
LTRP 2014	125	3,743	2,921
LTRP 2015	10,025	6,266	3,984
LTRP 2016	23,152	9,838	5,975
LTRP 2017	25,267	9,737	6,639
LTRP 2018	12,268	5,089	3,402
LTRP 2019	28,523	15,111	—
LTRP 2020	30,146	—	—
	$ 129,575	$ 51,662	$ 27,525

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Loans payable and other financial liabilities

The following table summarizes the Company’s Loans payable and other financial liabilities as of December 31, 2020 and 2019:

					Book value as of

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	December 31, 2020	December 31, 2019
					(In thousands)
Current loans payable and other financial liabilities:
Loans from banks
Chilean Subsidiary	Chilean Pesos	Fixed	1.44%	January 2021	$92,895	$38,780
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 3.35%	March 2021	70,267	-
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 3.25%	May 2021	42,693	-
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 2.10%	June 2021	29,218	-
Mexican Subsidiary	Mexican Peso	Variable	TIIE + 2.20%	April 2021	18,418	-
Argentine Subsidiary	Argentine Pesos	Fixed	37.75%	May 2021	14,400	-
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	6.71%	February - March 2021	13,406	-

Secured lines of credit
Argentine Subsidiary	Argentine Pesos	Fixed	34.16%	January 2021	18,311	49,499
Brazilian Subsidiary (*)	Brazilian Reais	Variable	CDI + 0.55%	July 2021	58,437	-

Unsecured lines of credit
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	7.81%	January 2021	20,055	16,435
Argentine Subsidiary	Argentine Pesos	Fixed	37.21%	January - February 2021	116,140	9,645
Chilean Subsidiary	Chilean Pesos	-	-%	-	-	1,951

Convertible notes					6,649	6,649
Finance lease obligations					7,394	2,008
Credit card collateralized debt					12,920	17,309
Collateralized debt					25,342	43,862
Other lines of credit					1,848	-
					$548,393	$186,138

Non Current loans payable and other financial liabilities:
Convertible notes					595,800	569,305
Finance lease obligations					16,261	7,368
Collateralized debt					248,815	54,680
					$860,876	$631,353

(*)

Under the terms of the loan agreement, the Company transferred U.S. treasury notes to an account owned by the Company but under the sole control and dominion of the escrow agent as collateral. This collateral is shown in short-term investments and its coupon payment in Restricted cash and cash equivalents of the consolidated balance sheet, respectively.

See Notes 21 and 23 to these consolidated financial statements for details regarding the Company’s collateralized debt securitization transactions and finance lease obligations, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Loans payable and other financial liabilities (continued)

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

During the year ended December 31, 2020, seven Notes were converted, for a total amount of $7 thousands. Additionally, during the fourth quarter of 2020, the conversion threshold was met and the Notes become convertible between January 1, 2021 and March 31, 2021. As of the date of issuance of these interim condensed consolidated financial statements, the Company received additional requests for conversion of $1 thousands. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The intention of the Company is to share-settle the total amount due upon conversion of the Notes.

In connection with the issuance of the 2028 Notes, the Company paid $91,784 thousands, $11,472 thousands, $88,362 thousands, $104,095 thousands, $82,682 thousands, $120,012 thousands and $100,769 thousands (including transaction expenses) in August 2018, November 2018, June 2019, June 2020, August 2020, November 2020 and January 2021, respectively, to enter into capped call transactions with respect to shares of the common stock with certain financial institutions (the “2028 Notes Capped Call Transactions”). In addition, the Company paid $8,005 thousands in November 2019 to amend the strike and cap prices of the capped call transaction purchased in November 2018. The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of the Company’s common stock is greater than the strike price of the 2028 Notes Capped Call Transactions. The cost of the 2028 Notes Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheets.

The total estimated fair value of the 2028 Notes were $3,416,819 thousands and $1,338,014 thousands as of December 31, 2020 and December 31, 2019, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of December 31, 2020 and December 31, 2019 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $1,675.22 closing price of the Company’s common stock on December 31, 2020, the if-converted value of the 2028 Notes exceed their principal amount by $2,444,729 thousands. The intention of the Company is to share-settle the excess conversion value upon conversion of the 2028 Notes.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Loans payable and other financial liabilities (continued)

In January 2021, the Company signed agreements with 2028 Notes holders to repurchase $440,000 thousands principal amount of the outstanding of the 2028 Notes. The total amount paid amounted to $1,865,076 thousands which includes principal, interest accrued and premium, as resulted, approximately $440,000 thousands of the principal amount of the 2028 Notes remains outstanding. As of the date of the issuance of these consolidated financial statements, the Company is analyzing the impact of the repurchase transaction which estimates will have, in the first quarter of 2021, a material negative impact in Other income (expense) line in the consolidated statements of income and in the total equity of the Company.

The following table presents the carrying amounts of the liability and equity components related to the 2028 Notes as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(In thousands)
Amount of the equity component (1)	$327,305	$327,305

2.00% Convertible Senior Notes due 2028	$879,993	$880,000
Unamortized debt discount (2)	(275,299)	(301,227)
Unamortized transaction costs related to the debt component	(8,894)	(9,468)
Contractual coupon interest accrual	41,409	23,809
Contractual coupon interest payment	(34,760)	(17,160)
Net carrying amount	$602,449	$575,954

(1)Net of $6,163 thousands of transaction costs related to the equity component of the 2028 Notes.

(2)As of December 31, 2020, the remaining period over which the unamortized debt discount will be amortized is 7.7 years.

The following table presents the interest expense for contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Year ended December 31,
	2020	2019
	(In thousands)
Contractual coupon interest expense	$17,600	$17,942
Amortization of debt discount	25,929	24,556
Amortization of debt issuance costs	574	490
Total interest expense related to the 2028 Notes	$44,103	$42,988

17.	Related Party Transactions

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

Transactions with Venezuelan related parties

Subsequent to Venezuelan's deconsolidation, the Company recorded allocation of expenses to the Venezuelan's subsidiaries amounting to $278 thousands and $4,620 thousands as of December 31, 2020 and 2019, respectively, which were expensed as incurred.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

18.	Valuation and qualifying accounts

The following table summarizes valuation and qualifying accounts activity during the years ended December 31, 2020, 2019 and 2018:

				Charges
				Utilized/
	Balance at beginning of	Adoption of ASC 326 (1)	Charged/credited to Net	Currency translation adjustments/	Balance at end of
	year		loss	Write-offs and other adjustments	year
	(In thousands)
Allowance for doubtful accounts
Year ended December 31, 2018	9,821	—	10,968	(12,087)	8,702
Year ended December 31, 2019	8,702	—	5,520	(7,897)	6,325
Year ended December 31, 2020	6,325	—	5,683	(4,714)	7,294

Credit cards receivable and other means of payments allowance for chargebacks
Year ended December 31, 2018	5,184	—	9,199	(6,310)	8,073
Year ended December 31, 2019	8,073	—	15,673	(12,436)	11,310
Year ended December 31, 2020	11,310	—	53,662	(47,284)	17,688

Credit cards receivable and other means of payments allowance for doubtful accounts
Year ended December 31, 2020 (2)	—	—	36,236	(12,373)	23,863

Loans receivable allowance for uncollectible accounts
Year ended December 31, 2018 (3)	4,730	—	27,725	(25,819)	6,636
Year ended December 31, 2019 (3)	6,636	—	64,341	(50,533)	20,444
Year ended December 31, 2020	20,444	4,977	91,025	(38,630)	77,816

Tax valuation allowance
Year ended December 31, 2018	15,422	—	3,130	(2,828)	15,724
Year ended December 31, 2019	15,724	—	113,426	9,725	138,875
Year ended December 31, 2020	138,875	—	40,874	(572)	179,177

Contingencies
Year ended December 31, 2018	5,902	—	7,969	(8,058)	5,813
Year ended December 31, 2019	5,813	—	10,978	(8,819)	7,972
Year ended December 31, 2020	7,972	—	3,123	(166)	10,929

(1)	Cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020.
(2)	No amounts recorded as of December 31, 2019 and 2018.
(3)	The comparative information has not been restated and continues to be reported under the accounting standard in effect during 2019 and 2018.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

19.	Quarterly Financial Data (unaudited)

The following tables present certain consolidated quarterly financial information for each of the last twelve quarters for the years ended December 31, 2020, 2019 and 2018:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except for share data)
2020
Net Revenues	$ 652,091	$ 878,369	$ 1,115,701	$ 1,327,304
Gross profit	312,814	427,172	480,190	489,034
Net (loss) Income	(21,109)	55,947	15,035	(50,580)
Net (loss) Income per share-basic	(0.44)	1.11	0.28	(1.02)
Net (loss) Income per share-diluted	(0.44)	1.11	0.28	(1.02)
Weighted average shares
Basic	49,709,955	49,709,973	49,720,854	49,820,185
Diluted	49,709,955	49,709,973	49,720,854	49,820,185

2019
Net Revenues	$ 473,770	$ 545,242	$ 603,031	$ 674,271
Gross profit	237,004	272,430	284,342	308,347
Net Income (loss)	11,864	16,217	(146,082)	(53,998)
Net Income (loss) per share-basic	0.13	0.31	(2.96)	(1.11)
Net Income (loss) per share-diluted	0.13	0.31	(2.96)	(1.11)
Weighted average shares
Basic	45,980,255	49,318,522	49,710,723	49,709,955
Diluted	45,980,255	49,318,522	49,710,723	49,709,955

2018
Net Revenues	$ 320,976	$ 335,377	$ 355,281	$ 428,019
Gross profit	162,758	159,749	169,718	204,783
Net loss	(12,919)	(11,251)	(10,078)	(2,337)
Net loss per share-basic	(0.29)	(0.25)	(0.23)	(0.05)
Net loss per share-diluted	(0.29)	(0.25)	(0.23)	(0.05)
Weighted average shares
Basic	44,157,364	44,157,364	44,588,704	45,202,859
Diluted	44,157,364	44,157,364	44,588,704	45,202,859

20.	Cash Dividend Distribution

After reviewing the Company's capital allocation process the Board of Directors has concluded that it has multiple investment opportunities that can generate greater return to shareholders through investing capital into the business over a dividend policy. Consequently, the Board of Directors suspended the payment of dividend to shareholders as from the first quarter of 2018.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

21.	Securitization transactions

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

Additionally, the Company intents to securitize certain credit cards receivable related to user’s purchases through Brazilian SPE. According to the SPE contract in place, the Company has determined that it has the obligation to absorb losses or the right to receive benefits of the SPE that could be significant because it retains subordinated interest in the SPEs. As the Company controls the vehicule, the assets, liabilities, and related results are consolidated in its financial statements. As of December 31, 2020, the Company has not securitized credit cards receivable through the mentioned SPE.

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

The following table summarizes the Company’s collateralized debt as of December 31, 2020:

SPEs	Collateralized debt as of December 31, 2020	Interest rate	Currency	Maturity
Mercado Crédito Merchant Fundo de Investimento em Direitos Creditórios	4,839	DI plus 3.5%	Brazilian Reais	June 2021
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	32,588	DI plus 2.5%	Brazilian Reais	November 2023
Fundo de Investimento Em DireitosCreditórios Arandu	189,768	DI plus 1.75%	Brazilian Reais	June 2023
Mercado Crédito Consumo II	5,989	Badlar rates plus 200 basis points with a min 27% and a max 37%	Argentine Pesos	July 2021
Mercado Crédito VII	1,754	Badlar rates plus 200 basis points with a min 27% and a max 37%	Argentine Pesos	March 2021
Mercado Crédito VIII	5,678	Badlar rates plus 200 basis points with a min 29% and a max 39%	Argentine Pesos	July 2021
Mercado Crédito Consumo III	6,834	Badlar rates plus 200 basis points with a min 29% and a max 41%	Argentine Pesos	August 2021
Fideicomiso de administración y fuente de pago CIB/3369	26,707	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.34%	Mexican Pesos	November 2022

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

21.	Securitization transactions (continued)

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

The assets and liabilities of the SPEs included in the Company’s consolidated financial statements as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019
Assets	(in thousands)
Current assets:
Restricted cash and cash equivalents	$249,872	$37,424
Loans receivable, net	113,846	104,419
Total current assets	363,718	141,843
Loans receivable, net	9,581	4,395
Total non-current assets	9,581	4,395
Total assets	$373,299	$146,238
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$100	$128
Loans payable and other financial liabilities	25,342	43,862
Total current liabilities	25,442	43,990
Non-current liabilities:
Loans payable and other financial liabilities	248,815	54,680
Total non-current liabilities	248,815	54,680
Total liabilities	$274,257	$98,670

22.	Equity Offerings

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

In addition, on March 15, 2019 the Company closed a concurrent private placement of $750,000 thousands. Pursuant to the private placement, the Company issued and sold 1,719,790 shares of Common Stock at a price of $436.10 per share.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

22.	Equity Offerings (continued)

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

In the aggregate, the Company raised funds in the amount of $1,965,903 thousands net of issuance costs paid in the amount of $34,097 thousands.

In September and November 2020, holders converted 100,000 shares of Preferred Stock into 208,460 shares of the Company’s Common Stock.

23.	Leases

The Company leases certain fulfillment, cross docking and service centers, office space and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2020	2019
Operating Leases	(In thousands)
Operating lease right-of-use assets	$303,214	$200,449

Operating lease liabilities	$298,847	$199,932

Finance Leases
Property and equipment, at cost	29,798	10,952
Accumulated depreciation	(4,086)	(1,563)
Property and equipment, net	$25,712	$9,389

Loans payable and other financial liabilities	$23,655	$9,376

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

23.	Leases

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases at December 31, 2020:

Weighted average remaining lease term
Operating leases	7	Years
Finance leases	4	Years

Weighted average discount rate (*)
Operating leases	9%
Finance leases	11%

(*) Includes discount rates of leases in local currency and U.S dollar.

The components of lease expense were as follows:

	Year ended December 31,
	2020	2019
	(In thousands)
Operating lease cost	$42,508	$29,515

Finance lease cost:
Depreciation of property and equipment	2,474	1,514
Interest on lease liabilities	2,813	1,798
Total finance lease cost	$5,287	$3,312

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$40,339	$25,381
Financing cash flows from finance leases	4,949	1,929

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$137,679	$93,160
Finance leases	17,177	4,496

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

23.	Leases(continued)

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending December 31, 2020	Operating Leases	Finance Leases
	(In thousands)
One year or less	$58,651	$8,833
One year to two years	58,860	7,638
Two years to three years	56,355	6,934
Three years to four years	54,167	4,717
Four years to five years	45,096	1,162
Thereafter	120,892	—
Total lease payments	$394,021	$29,284
Less imputed interest	(95,174)	(5,629)
Total	$298,847	$23,655

24.	Derivative Instruments

The Company designates certain derivatives as hedges of particular risks associated with forecasted purchases. These transactions, mainly currency forward contracts, are classified as cash flow hedges.

As of December 31, 2020 the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. Pursuant to these contracts, the Company will buy a notional amount of $9,350 thousands in January 2021, $8,567 thousands in February 2021, $9,735 thousands in March 2021, $7,031 thousands in April 2021, $7,325 thousands in May 2021, $7,718 thousands in June 2021, $5,324 thousands in July 2021, $5,216 thousands in August 2021, $5,417 thousands in September 2021, $2,811 thousands in October 2021, $2,746 thousands in November 2021 and $2,501 thousands in December 2021 at fixed currency rates. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of December 31, 2020, the Company estimated that the whole amount of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

In addition, as of December 31, 2020, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of a Brazilian subsidiary, whose functional currency is the Brazilian Reais, which were not designated as hedges for accounting purposes. Pursuant to these contracts, the Company will buy a notional amount of $65,000 thousands in January 2021, $40,000 thousands in February 2021, $44,000 thousands in March 2021, $35,000 thousands in April 2021 and $ 31,000 thousands in May 2021, at fixed currency rates.

Finally, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of a Mexican subsidiary, whose functional currency is the Mexican Peso, which were not designated as hedges for accounting purposes. Pursuant to these contracts, the Company will buy a notional amount of $10,766 thousands in January 2021, $10,572 thousands in February 2021, $37,651 thousands in March 2021, $45,000 thousands in April in 2021 and $10,000 thousands in May 2021 at fixed currency rates.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

24.	Derivative Instruments (continued)

Foreign exchange contracts

The fair values of the Company’s outstanding derivative instruments as of December 31, 2020 and December 31, 2019 were as follows:

		December 31,
	Balance sheet location	2020	2019
		(In thousands)
Derivatives
Foreign exchange contracts not designated as hedging instruments	Other current assets	$199	$1,249
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	11,106	—
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	2,858	251

The effects derivative Contracts on Consolidated Statement of comprehensive income as of December 31, 2020 and December 2019 were as follows:

		Amount of	Amount of gain reclassified
	December 31,	Gain (Loss) recognized	from accumulated	December 31,
	2019	in other comprehensive loss	other comprehensive loss (income)	2020
(In thousands)
Foreign exchange contracts designated as cash flow hedges	$ (250)	$ 4,219	$ (6,438)	$ (2,469)

The effects derivative Contracts on Consolidated Statement of Income during the year ended December 31, 2020 and December 2019 were as follows:

	Year ended December 31,
	2020	2019
	(In thousands)
Foreign exchange contracts not designated as hedging instruments	$1,935	$301

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

25.	Share repurchase program

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

As of December 31, 2020, the Company acquired under the share repurchase program 48,688 shares. The shares were acquired in the Argentine market and paid for in Argentine pesos, and the price of the share repurchase transaction has embedded the additional cost of accessing to US dollars through an indirect mechanism, because of restrictions imposed by the Argentine Government for buying US dollars at the official exchange rate in Argentina. As a result, the Company recognized a foreign currency loss of $44,505 thousands.

26.	Impact of COVID-19 pandemic

In March 2020, the outbreak of a novel strain of the coronavirus, COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread around the world. Government-imposed total or partial lockdowns or curfews instituted throughout Latin America in late March 2020, some of which have been subsequently extended, modified or rescinded, have led to a weakening of the macroeconomic environment, generating recession conditions and a devaluation of the local currencies in the countries in which the Company operates.

The Company has thus far not been required to suspend its operations in any country, but the Company’s business was at the beginning of the lockdowns, and may in the future again be, negatively affected by the pandemic in terms of operations, consumer buying trends, and consequently, net revenues. Despite the uncertainty generated by the pandemic, the Company’s revenues increased 73% for the year ended December, 2020 as compared to the same period in 2019.

Management believes that, given the uncertainty with respect to how long the pandemic will persist, what additional measures may be introduced by governments or private parties, what effect any such additional measures may have on our business or the macroeconomic impact of the pandemic in the countries where the Company operates, it is not possible to have certainty around business development and its cash generation until the outbreak of COVID-19 can be definitively contained. In terms of liquidity and cash management, relevant funding sources remain available at the geographical segment level and guaranteed senior notes were issued in January 2021 of $1,100,000 thousands.

As of December 31, 2020, the Company’s main source of liquidity was $2,460,751 thousands of cash and cash equivalents and short-term investments, which excludes a $565,705 thousands investment related to the Central Bank of Brazil Mandatory Guarantee and a $71,244 thousands investment related to a guarantee for a secured line of credit in Brazil.

Lastly, the revenues sources of the Company’s subsidiaries are denominated in local currency. As a result, the current weak macro-economic environment in certain countries in which the Company operates coupled with the devaluations of certain local currencies in those countries against the U.S. dollar could cause a decline in year-over-year net revenues as measured in U.S. dollars.

Management has made its best estimation of the potential scenarios for 2021. However it is not possible to predict at this time with certainty the impact that COVID-19 could have and its effects, including its impact on the economies of the countries in which the Company operates, and therefore the extent of the impact on the Company’s financial condition and results of operations if conditions persist or materially deviate from those currently used in its estimates.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

27.	Subsequent event

Issuance of guaranteed senior notes

In addition to the repurchase of the 2028 Notes described in Note 16, on January 14, 2021, the Company closed a public offering of $400,000 thousands aggregate principal amount of 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”) and $700,000 thousands aggregate principal amount of 3.125% Notes due 2031 (the “2031 Notes”, and together with the 2026 Sustainability Notes, the “Notes”). The Company will pay interest on the Notes on January 14 and July 14 of each year, beginning on July 14, 2021. The 2026 Sustainability Notes will mature on January 14, 2026, and the 2031 Notes will mature on January 14, 2031.

Certain of the Company´s subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guarantee the payment of principal, premium, if any, interest, and all other amounts in respect of each of the Notes (the “Subsidiary Guarantees”). The initial Subsidiary Guarantors are MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., MercadoPago.com Representações Ltda., MercadoLibre Chile Ltda., MercadoLibre, S. de R.L. de C.V., DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda.

The Notes rank equally in right of payment with all of the Company´s other existing and future senior unsecured debt obligations from time to time outstanding. Each Subsidiary Guarantee will rank equally in right of payment with all of the Subsidiary Guarantor’s other existing and future senior unsecured debt obligations from time to time outstanding, except for statutory priorities under applicable local law.

