Form 10-Q
period 2021-03-31
MERCADOLIBRE INC
filed 2021-05-06
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

49,852,319 shares of the issuer’s common stock, $0.001 par value, outstanding as of May 4, 2021.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of March 31, 2021 and December 31, 2020

(In thousands of U.S. dollars, except par value)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$ 862,720	$ 1,856,394
Restricted cash and cash equivalents	325,636	651,830
Short-term investments (634,067 and 636,949 held in guarantee - see Note 4)	980,076	1,241,306
Accounts receivable, net	64,815	49,691
Credit cards receivable and other means of payments, net	883,670	863,073
Loans receivable, net	416,600	385,036
Prepaid expenses	43,291	28,378
Inventory	131,460	118,140
Other assets	191,923	152,959
Total current assets	3,900,191	5,346,807
Non-current assets:
Long-term investments	175,601	166,111
Loans receivable, net	18,849	16,619
Property and equipment, net	458,640	391,684
Operating lease right-of-use assets	345,313	303,214
Goodwill	82,830	85,211
Intangible assets, net	20,271	14,155
Deferred tax assets	124,272	134,916
Other assets	71,888	67,615
Total non-current assets	1,297,664	1,179,525
Total assets	$ 5,197,855	$ 6,526,332
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 612,206	$ 767,336
Funds payable to customers and amounts due to merchants	1,527,971	1,733,095
Salaries and social security payable	193,166	207,358
Taxes payable	240,167	215,918
Loans payable and other financial liabilities	514,540	548,393
Operating lease liabilities	67,264	55,246
Other liabilities	49,635	108,534
Total current liabilities	3,204,949	3,635,880
Non-current liabilities:
Salaries and social security payable	20,695	49,852
Loans payable and other financial liabilities	1,659,898	860,876
Operating lease liabilities	277,264	243,601
Deferred tax liabilities	41,233	64,354
Other liabilities	24,220	20,191
Total non-current liabilities	2,023,310	1,238,874
Total liabilities	$ 5,228,259	$ 4,874,754

Commitments and Contingencies (Note 9)

Equity

Common stock, $0.001 par value, 110,000,000 shares authorized,
49,852,319 and 49,869,727 shares issued and outstanding at March 31,
2021 and December 31, 2020	$ 50	$ 50
Additional paid-in capital	275,632	1,860,502
Treasury stock	(80,126)	(54,805)
Retained earnings	280,103	314,115
Accumulated other comprehensive loss	(506,063)	(468,284)
Total Equity	(30,404)	1,651,578
Total Liabilities and Equity	$ 5,197,855	$ 6,526,332

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the three-month periods ended March 31, 2021 and 2020

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net service revenues	$ 1,230,904	$ 639,892
Net product revenues	147,537	12,199
Net revenues	1,378,441	652,091
Cost of net revenues	(787,064)	(339,277)
Gross profit	591,377	312,814
Operating expenses:
Product and technology development	(126,035)	(73,435)
Sales and marketing	(288,159)	(206,507)
General and administrative	(86,339)	(62,566)
Total operating expenses	(500,533)	(342,508)
Income (loss) from operations	90,844	(29,694)

Other income (expenses):
Interest income and other financial gains	25,071	36,784
Interest expense and other financial losses (*)	(91,289)	(23,584)
Foreign currency losses	(15,089)	(186)
Net income (loss) before income tax expense	9,537	(16,680)

Income tax expense	(43,549)	(4,429)
Net loss	$ (34,012)	$ (21,109)

(*)

Includes $49,247 thousands of loss on debt extinguishment and premium related to the 2028 Notes repurchase. See Note 11 to these unaudited interim condensed consolidated financial statements for further detail on 2028 Notes repurchase.

	Three Months Ended March 31,
	2021	2020
Basic EPS
Basic net loss
Available to shareholders per common share	$ (0.68)	$ (0.44)
Weighted average of outstanding common shares	49,867,625	49,709,955
Diluted EPS
Diluted net loss
Available to shareholders per common share	$ (0.68)	$ (0.44)
Weighted average of outstanding common shares	49,867,625	49,709,955

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the three-month periods ended March 31, 2021 and 2020

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$ (34,012)	$ (21,109)
Other comprehensive loss, net of income tax:
Currency translation adjustment	(41,869)	(94,597)
Unrealized gains on hedging activities	3,670	3,981
Unrealized net gains on available for sale investments	—	2,268
Less: Reclassification adjustment for gains from accumulated other comprehensive loss	(420)	1,705
Net change in accumulated other comprehensive loss, net of income tax	(37,779)	(90,053)
Total Comprehensive loss	$ (71,791)	$ (111,162)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Equity

For the three-month periods ended March 31, 2021 and 2020

(In thousands of U.S. dollars)

(Unaudited)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity(*)
Balance as of December 31, 2020	49,870	$50	$1,860,502	$(54,805)	$314,115	$(468,284)	$1,651,578
Stock-based compensation — restricted shares issued	—	—	178	—	—	—	178
Capped Call	—	—	(100,769)	—	—	—	(100,769)
Repurchase of 2028 Notes Conversion Option	—	—	(1,484,279)	—	—	—	(1,484,279)
Common Stock repurchased	(18)	—	—	(25,321)	—	—	(25,321)
Net loss	—	—	—	—	(34,012)	—	(34,012)
Other comprehensive loss	—	—	—	—	—	(37,779)	(37,779)
Balance as of March 31, 2021	49,852	$50	$275,632	$(80,126)	$280,103	$(506,063)	$(30,404)

(*) The Total Equity of the Company as of March 31, 2021 decreased from $1,651,578 thousands to $(30,404) thousands, mainly, due to the impact of 2028 Notes repurchased. See Note 11 to these unaudited interim condensed consolidated financial statements for further detail on 2028 Notes repurchase transaction.

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

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flows

For the three-month periods ended March 31, 2021 and 2020

(In thousands of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operations:
Net loss	$ (34,012)	$ (21,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized devaluation loss, net	24,772	18,505
Depreciation and amortization	38,416	21,550
Accrued interest	(4,045)	(22,352)
Non cash interest, convertible notes amortization of debt discount and amortization of debt issuance costs and other charges	34,137	(3,632)
Bad debt charges	83,829	24,419
Financial results on derivative instruments	(18,989)	(16,767)
Stock-based compensation expense — restricted shares	178	179
LTRP accrued compensation	22,916	15,664
Deferred income taxes	3,988	(4,199)
Changes in assets and liabilities:
Accounts receivable	21,064	19,748
Credit cards receivables and other means of payments	(62,274)	(33,303)
Prepaid expenses	(15,218)	8,560
Inventory	(18,958)	(5,272)
Other assets	(34,882)	(5,796)
Payables and accrued expenses	(143,763)	(43,101)
Funds payable to customers and amounts due to merchants	(106,866)	(21,344)
Other liabilities	(62,768)	(32,206)
Interest received from investments	9,478	14,805
Net cash used in operating activities	(262,997)	(85,651)
Cash flows from investing activities:
Purchase of investments	(2,415,091)	(1,323,631)
Proceeds from sale and maturity of investments	2,588,681	1,249,960
Receipts from settlements of derivative instruments	1,585	3,668
Payment for acquired businesses, net of cash acquired	—	(7,561)
Payment from settlements of derivative instruments	(3,897)	—
Purchases of intangible assets	(7,805)	(93)
Changes in principal of loans receivable, net	(148,734)	(27,250)
Purchases of property and equipment	(112,672)	(45,175)
Net cash used in investing activities	(97,933)	(150,082)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	1,839,617	749,617
Payments on loans payable and other financial liabilities	(704,307)	(593,497)
Payments on repurchase of the 2028 Notes	(1,865,076)	—
Payment of finance lease obligations	(3,863)	(564)
Purchase of convertible note capped call	(100,769)	—
Dividends paid of preferred stock	—	(1,000)
Common Stock repurchased	(25,321)	—
Net cash (used in) provided by financing activities	(859,719)	154,556
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(99,219)	(104,864)
Net decrease in cash, cash equivalents, restricted cash and cash equivalents	(1,319,868)	(186,041)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	$ 2,508,224	$ 1,451,424
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$ 1,188,356	$ 1,265,383

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

As of March 31, 2021, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its FinTech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay, and extends loans through Mercado Credito in Argentina, Brazil and Mexico. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile and Uruguay.

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

Substantially all net revenues, cost of net revenues and operating expenses are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $552,837 thousands and $490,464 thousands as of March 31, 2021 and December 31, 2020, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of March 31, 2021 and December 31, 2020. These consolidated financial statements include the Company’s consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2021. These interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

From the quarter ended March 31, 2021 the Company disclosed Net product revenues as a separate line of Net revenues following its growth in significance relative to Net service revenues. As a result, the Company has reclassified the corresponding amount of the three month period ended March 31, 2020 to the line Net product revenues for an amount of $12,199 thousands for comparative purposes.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued. The condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see note 2 to the financial statements in the Company’s Form 10-K for the year ended December 31, 2020. During the three-month period ended March 31, 2021, there were no material updates made to the Company’s significant accounting policies.

Revenue recognition

Revenue recognition criteria for the services provided and goods sold by the Company are described in note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Receivables are presented net of allowance for doubtful accounts, loans receivable and chargebacks of $176,912 thousands and $126,661 thousands as of March 31, 2021 and December 31, 2020, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2020 and 2019 was $32,519 thousands and $16,590 thousands, respectively, of which $9,413 thousands and $5,562 thousands were recognized as revenue during the three-month periods ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, total deferred revenue was $18,556 thousands, mainly due to fees related to listing and optional feature services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

Digital Assets

During the first quarter of 2021, the Company purchased an aggregate amount of $7,800 thousands in bitcoins. The Company accounts for its digital assets—bitcoins— as indefinite-lived intangible assets, in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. The Company has ownership of and control over its digital assets and uses third-party custodial services to store its digital assets. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at cost, net of any impairment losses incurred since acquisition.

The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on the active exchange, indicate that any decrease in the fair values of the digital assets below the carrying values for such assets subsequent to their acquisition will result in a recognition of impairment charges. The Company determines the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement.

Impairment losses are recognized in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains (if any) are not recorded until realized upon sale. In determining the gain to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.

Repurchase of 2.00% Convertible Senior Notes due 2028 - Extinguishment of debt

The derecognition of a convertible debt is based on the principle that an entity is extinguishing the liability component and reacquiring the equity component that was recognized at issuance. This approach is applied whether the debt was settled in cash, shares, other assets (or any combination), or at maturity upon conversion or upon early extinguishment. The settlement consideration is first allocated to the extinguishment of the liability component equal to the fair value of that component immediately prior to extinguishment. Any difference between that allocated amount and the net carrying amount of the liability component and unamortized debt issuance costs should be recognized as a gain or loss on debt extinguishment. Any remaining consideration is allocated to the reacquisition of the equity component and recognized as a reduction of stockholders’ equity. Any paid premium included in the repurchase price should be recognized as a loss when the debt is extinguished.

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

Since the second half of 2019, the Argentine government instituted certain foreign currency exchange controls, which may restrict or partially restrict access to foreign currency, like the US dollar, to make payments abroad, either for foreign debt or the importation of goods or services, dividend payments and others, without prior authorization. Those regulations have continued to evolve, sometimes making them more or less stringent depending on the Argentine government´s perception of availability of sufficient national foreign currency reserves. The above has led to the existence of an informal foreign currency market where foreign currencies quote at levels significantly higher than the official exchange rate. However, the only exchange rate available for external commerce and financial payments is the official exchange rate, which as of March 31, 2021 was 92.0.

The Company uses Argentina’s official exchange rate to record the accounts of Argentine subsidiaries. The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(In thousands)
Assets	$ 1,493,608	$ 1,470,885
Liabilities	1,154,563	1,230,326
Net Assets	$ 339,045	$ 240,559

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

A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized. Accordingly, Management periodically assesses the need to establish a valuation allowance for deferred tax assets considering positive and negative objective evidence related to the realization of the deferred tax assets. In connection with this assessment, Management considers, among other factors, the nature, frequency and magnitude of current and cumulative losses on an individual subsidiary basis, projections of future taxable income, the duration of statutory carryforward periods, as well as feasible tax planning strategies that would be employed by the Company to prevent tax loss carryforwards from expiring unutilized. Based on Management’s assessment of available objective evidence and considering the future effect of the Company’s initiatives to capture long-term business opportunities, the Company accounted for a valuation allowance in certain subsidiaries in its Mexican operations of $12,176 thousands and $14,186 thousands for the three-month periods ended March 31, 2021 and 2020, respectively.

On June 10, 2019, the Argentine government enacted Law No. 27,506 (knowledge-based economy promotional regime), which established a regime that provides certain tax benefits for companies that meet specific criteria, such as companies that derive at least 70% of their revenues from certain specified activities related to the knowledge-based economy. The regime was suspended on January 20, 2020 until new rules for the application of the knowledge-based economy promotional regime were issued.

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

MercadoLibre S.R.L. has submitted the application to be eligible to the knowledge-based economy promotional regime; such eligibility remains subject to Argentine government approval.

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

The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As result of the election of the fair value option, the Company recognized gains in interest income and other financial gains of $1,173 thousands and $12,004 thousands as of March 31, 2021 and 2020, respectively.

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (508,438)	$ (466,569)
Unrealized gains (losses) on hedging activities	3,728	(2,469)
Estimated tax (expense) benefit on unrealized gains (losses)	(1,353)	754
	$ (506,063)	$ (468,284)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the three-months ended March 31, 2021:

	Unrealized	Foreign	Estimated tax
	(Losses) Gains on	Currency	benefit
	hedging activities, net	Translation	(expense)	Total
	(In thousands)
Balances as of December 31, 2020	$ (2,469)	$ (466,569)	$ 754	$ (468,284)
Other comprehensive income (loss) before reclassifications	5,561	(41,869)	(1,891)	(38,199)
Amount of (gain) loss reclassified from accumulated other comprehensive loss	636	—	(216)	420
Net current period other comprehensive income (loss)	6,197	(41,869)	(2,107)	(37,779)
Ending balance	$ 3,728	$ (508,438)	$ (1,353)	$ (506,063)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In thousands)
Unrealized losses on hedging activities	$ (636)	Cost of net revenues
Estimated tax benefit on unrealized gains	216	Income tax expense
Total reclassifications for the period	$ (420)	Total, net of income taxes

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for allowances for doubtful accounts and chargeback provisions, allowance for loans receivables, inventories valuation reserves, recoverability of goodwill, intangible assets with indefinite useful lives and deferred tax assets, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention plan, fair value of convertible debt, fair value of investments, fair value of derivative instruments, income taxes and contingencies and determination of the incremental borrowing rate at commencement date of lease operating agreements. Actual results could differ from those estimates.

Recently Adopted Accounting Standards

On December 18, 2019 the FASB issued the ASU 2019-12 “Income taxes (Topic 740)—Simplifying the accounting for income taxes”. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles and also improve consistent application by clarifying and amending existing guidance, such as franchise taxes and interim recognition of enactment of tax laws or rate changes. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company´s financial statements.

Recently issued accounting pronouncements not yet adopted

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

On August 24, 2018 and August 31, 2018 the Company issued an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (see Note 11 to these interim condensed consolidated financial statements). The conversion of these notes are included in the calculation for diluted earnings per share utilizing the “if converted” method. Accordingly, conversion of these Notes is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive. Additionally, on March 29, 2019 the Company issued Preferred Stock. The conversion of Preferred Stock was included in the calculation for diluted earnings per share utilizing the “if converted” method. Accordingly, conversion of the redeemable convertible preferred stock is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive.

The denominator for diluted net loss per share for the three-month periods ended March 31, 2021 and 2020 does not include any effect from the 2028 Notes Capped Call Transactions (as defined in Note 11) because it would be antidilutive. In the event of conversion of any or all of the 2028 Notes, the shares that would be delivered to the Company under the Capped Call Transactions (as defined in Note 11) are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 11 to these interim condensed consolidated financial statements and Note 16 to the financial statements for the year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K filed with the SEC for more details. For the three-month periods ended March 31, 2021 and 2020, the effects of the conversion of the Notes and the redeemable convertible preferred stock would have been antidilutive and, as a consequence, they were not factored into the calculation of diluted earnings per share.

Net loss per share of common stock is as follows for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	(In thousands)
	Basic	Diluted	Basic	Diluted
Net loss per common share	$ (0.68)	$ (0.68)	$ (0.44)	$ (0.44)

Numerator:
Net loss	$ (34,012)	$ (34,012)	$ (21,109)	$ (21,109)
Dividends on preferred stock	—	—	(1,000)	(1,000)
Net loss corresponding to common stock	$ (34,012)	$ (34,012)	$ (22,109)	$ (22,109)

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	49,867,625	—	49,709,955	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	49,867,625	—	49,709,955

4. Cash, cash equivalents, restricted cash and cash equivalent and investments

The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$ 862,720	$ 1,856,394
Restricted cash and cash equivalents
Securitization Transactions	$ 100,758	$ 249,872
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)	—	144,249
Bank account (Argentine Central Bank regulation)	185,560	237,511
Bank collateral account (Secured lines of credit guarantee)	574	574
Money Market Funds (Secured lines of credit guarantee)	38,586	19,469
Cash in bank account	158	155
Total restricted cash and cash equivalents	$ 325,636	$ 651,830
Total cash, cash equivalents, restricted cash and cash equivalents (*)	$ 1,188,356	$ 2,508,224

Short-term investments
Time Deposits	$ 305,746	$ 158,818
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)	562,797	565,705
Sovereign Debt Securities (Secured lines of credit guarantee)	71,270	71,244
Sovereign Debt Securities	40,263	445,539
Total short-term investments	$ 980,076	$ 1,241,306

Long-term investments
Sovereign Debt Securities	$ 157,023	$ 150,054
Securitization Transactions	1,596	—
Other Investments	16,982	16,057
Total long-term investments	$ 175,601	$ 166,111

(*) Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statements of cash flow.

Regulation issued by Central Bank of Argentina (“CBA”)

a)In January 2020, the CBA enacted regulations related to payment service providers that applies to Fintech companies that are not financial institutions, but nevertheless provide payment services in at least one of the processes of the payments system. On July 7, 2020, the CBA approved the registration of the Argentine subsidiary in the registry for payment service providers. These regulations sets forth certain rules that require payment services providers to, among other things, (i) deposit and maintain users’ funds in specific banks’ accounts, payable on demand; (ii) implement a monthly reporting regime with the CBA; (iii) segregate information related to users’ investments funds; (iv) maintain different bank accounts to segregate the Company’s funds from users’ funds; and (v) introduce clarifications on advertising and documents about the standard terms and conditions of the payment service provider. As of March 31, 2021, in accordance with the regulation, the Company held $185,560 thousands in a bank account, payable on demand.

b)In October 2020, the CBA issued a regulation that applies to non-financial loan providers. In accordance with this regulation, the Company was registered in the "Registry of other non-financial loan providers" on December 1, 2020 and complied with a periodic information report within the framework of a monthly information regime as from March 1, 2021. In turn, the CBA established that the Company must comply with the obligations established by CBA rules, regarding, among other things: (i) interest rates in loan operations; (ii) protection of users of financial services; (iii) communication by electronic means for the care of the environment.

Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)

On November 1, 2018, the Company obtained approval from the Central Bank of Brazil to operate as an authorized payment institution. With this authorization, Mercado Pago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all obligations established by current regulations. Among other obligations, the regulations require authorized payment institutions to hold any electronic balance in a payment institution account in either a specific account of the Central Bank of Brazil that does not pay interest or Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia.” 100% of electronic funds were required to be deposited as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, in accordance with the regulation, the Company held $562,797 thousands and $709,954 thousands deposited in Brazilian federal government bonds, respectively, as a mandatory guarantee (the “Central Bank of Brazil Mandatory Guarantee”).

5. Loans receivable, net

The Company manages loans receivable as “On-line merchant”, “Consumer” and “In-store merchant”. As of March 31, 2021 and December 31, 2020, Loans receivable, net were as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
On-line merchant	$202,146	$180,063
Consumer	296,457	237,956
In-store merchant	77,273	61,452
Loans receivable	575,876	479,471
Allowance for uncollectible accounts	(140,427)	(77,816)
Loans receivable, net	$435,449	$401,655

The credit quality analysis of loans receivable was as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
1-30 days past due	$45,623	$34,706
31-60 days past due	28,644	16,977
61 -90 days past due	27,412	13,239
91 -120 days past due	19,763	10,632
121 -150 days past due	16,381	5,315
151 -180 days past due	11,684	3,649
Total past due	149,507	84,518
To become due	426,369	394,953
Total	$575,876	$479,471

The following table summarizes the allowance for uncollectible accounts activity during the three-month period ended March 31, 2021 and 2020:

	March 31,
	2021	2020
	(In thousands)
Balance at beginning of year	$77,816	$20,444
Adoption of ASC 326 (1)	-	4,977
Charged/credited to Net loss	85,997	24,419
Charges/Utilized /Currency translation adjustments/Write-offs	(23,386)	(19,477)
Balance at end of period	$140,427	$30,363

(1)	Cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020.

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

The Company’s consolidated statement of income includes the results of operations of the acquired business as from March 9, 2020. The net income before intercompany eliminations of the acquired Company included in the Company’s consolidated statement of income amounted to $2,061 thousands for the period ended March 31, 2021.

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

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
Goodwill	$ 82,830	$ 85,211
Intangible assets with indefinite lives
- Trademarks	7,628	7,751
- Digital assets	7,588	—
Amortizable intangible assets
- Licenses and others	4,797	4,932
- Non-compete agreement	3,356	3,426
- Customer list	13,635	14,010
- Trademarks	7,808	7,879
Total intangible assets	$ 44,812	$ 37,998
Accumulated amortization	(24,541)	(23,843)
Total intangible assets, net	$ 20,271	$ 14,155

Goodwill

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2021 and the year ended December 31, 2020 are as follows:

	Three Months Ended March 31, 2021
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the period	$ 19,762	$ 10,594	$ 31,697	$ 16,996	$ 4,390	$ 1,772	$ 85,211
Effect of exchange rates changes	(1,360)	—	(522)	(170)	(295)	(34)	(2,381)
Balance, end of the period	$ 18,402	$ 10,594	$ 31,175	$ 16,826	$ 4,095	$ 1,738	$ 82,830

	Year Ended December 31, 2020
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 29,072	$ 6,991	$ 32,196	$ 14,872	$ 3,312	$ 1,166	$ 87,609
Business Acquisitions	—	3,603	1,062	1,241	1,246	748	7,900
Disposals	(3,480)	—	—	—	—	—	(3,480)
Effect of exchange rates changes	(5,830)	—	(1,561)	883	(168)	(142)	(6,818)
Balance, end of the year	$ 19,762	$ 10,594	$ 31,697	$ 16,996	$ 4,390	$ 1,772	$ 85,211

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $1,318 thousands and $808 thousands for the three-month periods ended March 31, 2021 and 2020, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of March 31, 2021:

For year ended 12/31/2021	$ 2,450
For year ended 12/31/2022	1,242
For year ended 12/31/2023	973
For year ended 12/31/2024	341
Thereafter	49
$ 5,055

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended March 31, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 768,723	$ 297,236	$ 230,497	$ 81,985	$ 1,378,441
Direct costs	(618,037)	(188,969)	(220,906)	(64,310)	(1,092,222)
Direct contribution	150,686	108,267	9,591	17,675	286,219

Operating expenses and indirect costs of net revenues					(195,375)
Income from operations					90,844

Other income (expenses):
Interest income and other financial gains					25,071
Interest expense and other financial losses					(91,289)
Foreign currency losses					(15,089)
Net income before income tax expense					$ 9,537

	Three Months Ended March 31, 2020
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 397,447	$ 132,875	$ 94,753	$ 27,016	$ 652,091
Direct costs	(322,628)	(101,025)	(114,762)	(27,604)	(566,019)
Direct contribution	74,819	31,850	(20,009)	(588)	86,072

Operating expenses and indirect costs of net revenues					(115,766)
Loss from operations					(29,694)

Other income (expenses):
Interest income and other financial gains					36,784
Interest expense and other financial losses					(23,584)
Foreign currency losses					(186)
Net loss before income tax expense					$ (16,680)

The following table summarizes the allocation of property and equipment, net based on geography:

	March 31,	December 31,
	2021	2020
	(In thousands)
US property and equipment, net	$ 1,316	$ 586
Other countries
Argentina	137,270	123,589
Brazil	187,668	171,409
Mexico	102,135	73,315
Other countries	30,251	22,785
	$ 457,324	$ 391,098
Total property and equipment, net	$ 458,640	$ 391,684

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31,	December 31,
	2021	2020
	(In thousands)
US intangible assets	$ 7,588	$ —
Other countries goodwill and intangible assets
Argentina	12,022	12,617
Brazil	18,523	19,958
Mexico	34,579	35,338
Chile	23,713	24,707
Other countries	6,676	6,746
	$ 95,513	$ 99,366
Total goodwill and intangible assets	$ 103,101	$ 99,366

Consolidated net revenues by similar products and services for the three-month periods ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,

Consolidated Net Revenues	2021	2020
	(In thousands)
Commerce	$ 910,624	$ 380,710
Fintech	467,817	271,381
Total	$ 1,378,441	$ 652,091

8. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	March 31,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)	2020	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 166,133	$ 166,133	$ —	$ —	$ 166,483	$ 166,483	$ —	$ —
Sovereign Debt Securities	—	—	—	—	37,654	37,654	—	—
Restricted Cash and cash equivalents:
Money Market Funds	130,886	130,886	—	—	257,695	257,695	—	—
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)	—	—	—	—	144,249	144,249	—	—
Investments:
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)	562,797	562,797	—	—	565,705	565,705	—	—
Sovereign Debt Securities	270,152	270,152	—	—	666,837	666,837	—	—
Other Assets:
Derivative Instruments	17,477	—	—	17,477	199	—	—	199
Total Financial Assets	$ 1,147,445	$ 1,129,968	$ —	$ 17,477	$ 1,838,822	$ 1,838,623	$ —	$ 199
Liabilities:
Contingent considerations	$ 4,684	$ —	$ —	$ 4,684	$ 4,622	$ —	$ —	$ 4,622
Long-term retention plan	69,331	—	69,331	—	136,816	—	136,816	—
Derivative Instruments	3,708	—	—	3,708	13,964	—	—	13,964
Total Financial Liabilities	$ 77,723	$ —	$ 69,331	$ 8,392	$ 155,402	$ —	$ 136,816	$ 18,586

As of March 31, 2021 and December 31, 2020, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company assumptions. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

As of March 31, 2021 and December 31, 2020, the Company’s liabilities were valued at fair value using Level 2 inputs and Level 3 inputs (valuations based on unobservable inputs reflecting Company assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

As of March 31, 2021 and December 31, 2020, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash, cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets funds and debt securities), accounts receivable, credit cards receivable and other means of payment, loans receivable, funds payable to customers and amounts due to merchants, other assets (excluding derivative instruments), accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent considerations and derivative instruments). As of March 31, 2021 and December 31, 2020, the estimated fair value of the 2028 Notes (liability component), which is based on Level 2 inputs, is $333,759 thousands and $672,345 thousands, respectively, and were determined based on market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the effective interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of March 31, 2021 and December 31, 2020:

	Balances as of	Significant other	Balances as of	Significant other
	March 31,	observable inputs	December 31,	observable inputs
	2021	(Level 2)	2020	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 305,746	$ 305,746	$ 158,818	$ 158,818
Accounts receivable, net	64,815	64,815	49,691	49,691
Credit Cards receivable and other means of payment, net	883,670	883,670	863,073	863,073
Loans receivable, net	435,449	435,449	401,655	401,655
Other assets	263,316	263,316	236,432	236,432
Total Assets	$ 1,952,996	$ 1,952,996	$ 1,709,669	$ 1,709,669
Liabilities
Accounts payable and accrued expenses	$ 612,206	$ 612,206	$ 767,336	$ 767,336
Funds payable to customers and amounts due to merchants	1,527,971	1,527,971	1,733,095	1,733,095
Salaries and social security payable	144,530	144,530	120,394	120,394
Taxes payable	240,167	240,167	215,918	215,918
Loans payable and other financial liabilities (*)	2,174,438	2,205,705	1,409,269	1,479,165
Other liabilities	65,463	65,463	110,139	110,139
Total Liabilities	$ 4,764,775	$ 4,796,042	$ 4,356,151	$ 4,426,047

(*) The fair value of the 2028 Notes (including the equity component) is disclosed in Note 11.

As of March 31, 2021 and December 31, 2020, the Company held no direct investments in auction rate securities and does not have any non-financial assets or liabilities measured at fair value.

As of March 31, 2021 and December 31, 2020, the fair value of money market funds and sovereign debt securities classified as available for sale securities are as follows:

March 31, 2021
	Cost	Financial Gains	Financial Losses	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 166,133	$ —	$ —	$ 166,133
Total Cash and cash equivalents	$ 166,133	$ —	$ —	$ 166,133

Restricted cash and cash equivalents
Money Market Funds	$ 130,886	$ —	$ —	$ 130,886
Total Restricted cash and cash equivalents	$ 130,886	$ —	$ —	$ 130,886

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee) (1)	$ 561,606	$ 1,192	$ (1)	$ 562,797
Sovereign Debt Securities (1)	111,111	422	—	111,533
Total Short-term investments	$ 672,717	$ 1,614	$ (1)	$ 674,330

Long-term investments
Sovereign Debt Securities (1)	$ 159,059	$ 86	$ (526)	$ 158,619
Total Long-term investments	$ 159,059	$ 86	$ (526)	$ 158,619
Total	$ 1,128,795	$ 1,700	$ (527)	$ 1,129,968

(1) Measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.)

December 31, 2020
	Cost	Financial Gains	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 166,483	$ —	$ 166,483
Sovereign Debt Securities (1)	37,595	59	37,654
Total Cash and cash equivalents	$ 204,078	$ 59	$ 204,137

Restricted Cash and cash equivalents
Money Market Funds	$ 257,695	$ —	$ 257,695
Sovereign Debt Securities (1)	144,098	151	144,249
Total Restricted Cash and cash equivalents	$ 401,793	$ 151	$ 401,944

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)(1)	$ 559,487	$ 6,218	$ 565,705
Sovereign Debt Securities (1)	514,894	1,889	516,783
Total Short-term investments	$ 1,074,381	$ 8,107	$ 1,082,488

Long-term investments
Sovereign Debt Securities (1)	$ 149,938	$ 116	$ 150,054
Total Long-term investments	$ 149,938	$ 116	$ 150,054

Total	$ 1,830,190	$ 8,433	$ 1,838,623

(1)Measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.).

As of March 31, 2021, the estimated fair values (in thousands of U.S. dollars) of money market funds and sovereign debt securities classified by their effective maturities are as follows:

One year or less	971,349
One year to two years	149,989
Two years to three years	563
Three years to four years	7,592
More than five years	475
Total	$ 1,129,968

9. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of March 31, 2021, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $8,726 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.

In addition, as of March 31, 2021, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible for an estimated aggregate amount up to $55,699 thousands. No loss amounts have been accrued for such reasonably possible legal actions.

Brazilian preliminary injunction against the Brazilian tax authorities

On November 6, 2014, the Brazilian subsidiaries, Mercadolivre.com Atividades de Internet Ltda., Ebazar.com.br Ltda., Mercado Pago.com Representações Ltda. and the Argentine subsidiary, Mercado Libre S.R.L., filed a writ of mandamus and requested a preliminary injunction with the Federal Court of Osasco against the federal tax authority to avoid the IR (income tax) withholding over payments remitted by the Brazilian subsidiaries to MercadoLibre S.R.L. for the provision of IT support and assistance services by the latter, and requested reimbursement of the amounts improperly withheld over the course of the preceding five (5) years. The preliminary injunction was granted on the grounds that such withholding violated the convention signed between Brazil and Argentina that prevents double taxation. In August 2015, the injunction was revoked by the first instance judge in an award favorable to the federal tax authority. The Company appealed the decision and deposited with the court the disputed amounts. As of March 31, 2021 the total amount of the deposits were $65,563 thousands (which includes $5,918 thousands of interest). Such amounts are included in non-current other assets of the consolidated balance sheet. In June 2020, the Company’s appeal was dismissed. The Company submitted a new remedy before the same court in July 2020, which was dismissed on February 17, 2021. On March 18, 2021 the Company filed an appeal with the superior courts, which is now pending. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position and the existence of favorable decisions issued by the Federal Regional Courts. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

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

As of March 31, 2021 and December 31, 2020, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $2,283,252 thousands and $2,535,041 thousands, respectively, for which the Company recorded an allowance of $7,384 thousands and $8,364 thousands, respectively.

Commitments

The Company entered into a purchase commitment with two U.S. suppliers in relation to the purchase of cloud platform services as follows:

a)for a total amount of $240,500 thousands to be fully paid off between June 1, 2020 and May 31, 2024. As of March 31, 2021, the Company paid $62,860 thousands in relation thereto; and

b)for a total amount of $30,000 thousands to be fully paid off between November 24, 2019 and March 23, 2023. As of March 31, 2021, the Company paid $7,670 thousands in relation thereto.

10. Long term retention program (“LTRP”)

The following table summarizes the 2012, 2014, 2015, 2016, 2017, 2018, 2019, 2020 and 2021 long term retention program accrued compensation expense for the three-month periods ended March 31, 2021 and 2020, which are payable in cash according to the decisions made by the Board of Directors:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
LTRP 2012	—	69
LTRP 2014	—	126
LTRP 2015	178	1,272
LTRP 2016	(538)	2,435
LTRP 2017	(708)	2,706
LTRP 2018	(210)	1,556
LTRP 2019	8,376	3,663
LTRP 2020	9,652	3,837
LTRP 2021	6,166	—
Total LTRP	$22,916	$15,664

11. Loans payable and other financial liabilities

The following table summarizes the Company’s Loans payable and other financial liabilities as of March 31, 2021 and December 31, 2020:

					Book value as of

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	March 31, 2021	December 31, 2020
					(In thousands)
Current loans payable and other financial liabilities:
Loans from banks
Chilean Subsidiary	Chilean Pesos	Fixed	1.44%	April 2021	$45,044	$92,895
Brazilian Subsidiary	Brazilian Reais	—	—%	—	—	70,267
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 3.25%	May 2021	39,478	42,693
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 2.10%	June 2021	26,920	29,218
Mexican Subsidiary	Mexican Peso	Variable	TIIE + 2.20%	April 2021	17,945	18,418
Argentine Subsidiary	Argentine Pesos	Fixed	37.75%	May 2021	13,185	14,400
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	6.25%	September 2021	7,921	—
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	5.37%	April 2021	4,793	13,406

Secured lines of credit
Argentine Subsidiary	Argentine Pesos	Fixed	31.76%	April 2021	37,178	18,311
Argentine Subsidiary	Argentine Pesos	Fixed	34.84%	April 2021	5,977	—
Brazilian Subsidiary (*)	Brazilian Reais	Variable	CDI + 0.55%	July 2021	52,978	58,437

Unsecured lines of credit
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	6.46%	April 2021	20,808	20,055
Argentine Subsidiary	Argentine Pesos	Fixed	39.21%	April - May 2021	124,376	116,140

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.52 to 0.80%	June 2021	22,854	—
Brazilian Subsidiary	Brazilian Reais	Variable	107% to 122% of CDI	January - March 2022	43,460	—

2028 Notes					1,124	6,649
2026 Sustainability Notes					2,006	—
2031 Notes					4,618	—
Finance lease obligations					6,251	7,394
Credit card collateralized debt					11,842	12,920
Collateralized debt					25,782	25,342
Other lines of credit					—	1,848
					$514,540	$548,393

Non Current loans payable and other financial liabilities:
2028 Notes					301,368	595,800
2026 Sustainability Notes					396,282	—
2031 Notes					693,347	—
Finance lease obligations					18,050	16,261
Collateralized debt					250,851	248,815
					$1,659,898	$860,876

(*)

Under the terms of the loan agreement, the Company transferred U.S. treasury notes to an account owned by the Company but under the sole control and dominion of the escrow agent as collateral. This collateral is accounted for in short-term investments and its coupon payment is accounted for in Restricted cash and cash equivalents of the consolidated balance sheet.

See Notes 12 and 13 to these interim condensed consolidated financial statements for details regarding the Company’s collateralized debt securitization transactions and finance lease obligations, respectively.

2.375% Sustainability Senior Notes Due 2026 and 3.125% Senior Notes Due 2031

On January 14, 2021, the Company closed a public offering of $400,000 thousands aggregate principal amount of 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”) and $700,000 thousands aggregate principal amount of 3.125% Notes due 2031 (the “2031 Notes”, and together with the 2026 Sustainability Notes, the “Notes”). The Company will pay interest on the Notes on January 14 and July 14 of each year, beginning on July 14, 2021. The 2026 Sustainability Notes will mature on January 14, 2026, and the 2031 Notes will mature on January 14, 2031. In connection with the Notes, the Company capitalized $10,647 thousands of debt issuance costs, which are amortized during the term of the Notes.

Certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guarantee the payment of principal, premium, if any, interest, and all other amounts in respect of each of the Notes (the “Subsidiary Guarantees”). The initial Subsidiary Guarantors are MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., MercadoPago.com Representações Ltda., MercadoLibre Chile Ltda., MercadoLibre, S. de R.L. de C.V., DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda.

The Notes rank equally in right of payment with all of the Company’s other existing and future senior unsecured debt obligations from time to time outstanding. Each Subsidiary Guarantee will rank equally in right of payment with all of the Subsidiary Guarantor’s other existing and future senior unsecured debt obligations from time to time outstanding, except for statutory priorities under applicable local law.

2.00% Convertible Senior Notes Due 2028

On August 24, 2018, the Company issued $800,000 thousands of 2.00% Convertible Senior Notes due 2028 and issued an additional $80,000 thousands of notes on August 31, 2018 pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, for an aggregate principal amount of $880,000 thousands of 2.00% Convertible Senior Notes due 2028 (collectively, the “2028 Notes”). The 2028 Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on February 15 and August 15 of each year, at a rate of 2.00% per annum. The 2028 Notes will mature on August 15, 2028 unless earlier redeemed, repurchased or converted in accordance with their terms prior to such date. The 2028 Notes may be converted, under specific conditions, based on an initial conversion rate of 2.2553 shares of common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of $443.40 per share of common stock), subject to adjustment as described in the indenture governing the 2028 Notes. For additional information regarding the 2028 Notes please refer to Note 2 and Note 16 to the audited consolidated financial statements for the year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K filed with the SEC.

During the three-month period ended March 31, 2021, one Note was converted, for a total amount of $1 thousand. Additionally, during the first quarter of 2021, the conversion threshold was met and the Notes become convertible between April 1, 2021 and June 30, 2021. As of the date of issuance of these interim condensed consolidated financial statements, the Company received additional requests for conversion of $900 thousands. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election.

In connection with the issuance of the 2028 Notes, the Company paid $91,784 thousands, $11,472 thousands, $88,362 thousands, $104,095 thousands, $82,682 thousands, $120,012 thousands and $100,769 thousands (including transaction expenses) in August 2018, November 2018, June 2019, June 2020, August 2020, November 2020 and January 2021, respectively, to enter into capped call transactions with respect to shares of the common stock with certain financial institutions (the “2028 Notes Capped Call Transactions”). In addition, the Company paid $8,005 thousands in November 2019 to amend the strike and cap prices of the capped call transaction purchased in November 2018. The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of the Company’s common stock is greater than the strike price and lower than the cap price of the 2028 Notes Capped Call Transactions. The cost of the 2028 Notes Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheets.

In January 2021, the Company repurchased $440,000 thousands principal amount of the outstanding of the 2028 Notes. The total amount paid amounted to $1,865,076 thousands, which includes principal, interest accrued and premium. As a result, $439,992 thousands of the principal amount of the 2028 Notes remains outstanding as of March 31, 2021. The settlement consideration was first allocated to the extinguishment of the liability component of the 2028 Notes repurchased. The difference of $29,953 thousands between the fair value of the liability component and the net carrying amount of the liability component and unamortized debt issuance costs was recognized as a loss on debt extinguishment; in addition, $19,294 thousands paid as a premium was recognized as a loss in Interest expense and other financial losses line in the consolidated statement of income for the three-month period ended March 31, 2021. The remaining consideration of $1,484,279 thousands (net of income tax effects) was allocated to the reacquisition of the equity component and recognized as a reduction of stockholders’ equity.

The total estimated fair value of the 2028 Notes was $1,465,869 thousands and $3,416,819 thousands as of March 31, 2021 and December 31, 2020, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of March 31, 2021 and December 31, 2020 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $1,472.14 closing price of the Company’s common stock on March 31, 2021, the if-converted value of the 2028 Notes exceeded their principal amount by $1,020,833 thousands.

The following table presents the carrying amounts of the liability and equity components related to the 2028 Notes as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In thousands)
Amount of the equity component (1)	$163,653	$327,305

2.00% Convertible Senior Notes due 2028	$439,992	$879,993
Unamortized debt discount (2)	(134,257)	(275,299)
Unamortized transaction costs related to the debt component	(4,367)	(8,894)
Contractual coupon interest accrual	44,244	41,409
Contractual coupon interest payment	(43,120)	(34,760)
Net carrying amount	$302,492	$602,449

(1)Net of $3,082 thousands of transaction costs related to the equity component of the 2028 Notes.

(2)As of March 31, 2021, the remaining period over which the unamortized debt discount will be amortized is 7.5 years.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Three month periods ended March 31,
	2021	2020
	(In thousands)
Contractual coupon interest expense	$2,836	$4,400
Amortization of debt discount	4,355	6,307
Amortization of debt issuance costs	102	135
Total interest expense related to the 2028 Notes	$7,293	$10,842

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

Additionally, the Company intends to securitize certain credit cards receivable related to user’s purchases through Brazilian SPE. According to the SPE contract in place, the Company has determined that it has the obligation to absorb losses or the right to receive benefits of the SPE that could be significant because it retains subordinated interest in the SPEs. As the Company controls the vehicle, the assets, liabilities, and related results are consolidated in its financial statements.

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

The following table summarizes the Company’s collateralized debt as of March 31, 2021:

SPEs	Collateralized debt as of March 31, 2021	Interest rate	Currency	Maturity
Mercado Crédito Merchant Fundo de Investimento em Direitos Creditórios	1,769	DI plus 3.5%	Brazilian Reais	June 2021
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	51,364	DI plus 2.5%	Brazilian Reais	November 2023
Fundo de Investimento Em DireitosCreditórios Arandu	173,713	DI plus 1.75%	Brazilian Reais	June 2023
Mercado Crédito Consumo II	5,478	Badlar rates plus 200 basis points with a min 27% and a max 37%	Argentine Pesos	July 2021
Mercado Crédito VIII	2,726	Badlar rates plus 200 basis points with a min 29% and a max 39%	Argentine Pesos	July 2021
Mercado Crédito Consumo III	6,325	Badlar rates plus 200 basis points with a min 29% and a max 41%	Argentine Pesos	August 2021
Mercado Crédito IX	9,202	Badlar rates plus 200 basis points with a min 30% and a max 44%	Argentine Pesos	February 2022
Fideicomiso de administración y fuente de pago CIB/3369	26,056	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.34%	Mexican Pesos	November 2022

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

The assets and liabilities of the SPEs are included in the Company’s interim condensed consolidated financial statements as of March 31, 2021 and December 31, 2020 as follows:

	March 31,	December 31,
	2021	2020
Assets	(In thousands)
Current assets:
Restricted cash and cash equivalents	$100,758	$249,872
Credit cards receivable and other means of payments, net	136,693	—
Loans receivable, net	133,588	113,846
Total current assets	371,039	363,718
Non-current assets:
Long-term investments	1,596	—
Loans receivable, net	10,106	9,581
Total non-current assets	11,702	9,581
Total assets	$382,741	$373,299
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$136	$100
Loans payable and other financial liabilities	25,782	25,342
Total current liabilities	25,918	25,442
Non-current liabilities:
Loans payable and other financial liabilities	250,851	248,815
Total non-current liabilities	250,851	248,815
Total liabilities	$276,769	$274,257

13. Leases

The Company leases certain fulfillment, cross-docking and services centers, office space and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2021	2020
Operating Leases	(In thousands)
Operating lease right-of-use assets	$345,313	$303,214

Operating lease liabilities	$344,528	$298,847

Finance Leases
Property and equipment, at cost	34,994	29,798
Accumulated depreciation	(5,730)	(4,086)
Property and equipment, net	$29,264	$25,712

Loans payable and other financial liabilities	$24,301	$23,655

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases at March 31, 2021:

Weighted average remaining lease term
Operating leases	7	Years
Finance leases	4	Years

Weighted average discount rate (*)
Operating leases	8%
Finance leases	13%

(*) Includes discount rates of leases in local currency and U.S dollar.

The components of lease expense were as follows:

	Three months ended March 31,
	2021	2020
	(In thousands)
Operating lease cost	$16,105	$9,051

Finance lease cost:
Depreciation of property and equipment	1,324	512
Interest on lease liabilities	837	508
Total finance lease cost	$2,161	$1,020

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$14,779	$8,590
Financing cash flows from finance leases	3,863	564

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$65,394	$14,580
Finance leases	6,197	663

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending March 31, 2021	Operating Leases	Finance Leases
	(In thousands)
One year or less	$69,830	$8,522
One year to two years	68,741	8,522
Two years to three years	65,053	7,405
Three years to four years	61,152	4,657
Four years to five years	49,032	1,642
Thereafter	126,023	—
Total lease payments	$439,831	$30,748
Less imputed interest	(95,303)	(6,447)
Total	$344,528	$24,301

14. Derivative instruments

The Company designates certain derivatives as hedges of particular risks associated with forecasted purchases. These transactions, mainly currency forward contracts, are classified as cash flow hedges.

As of March 31, 2021 the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. Pursuant to these contracts, the Company will buy a notional amount of $10,005 thousands in April 2021, $10,589 thousands in May 2021, $10,749 thousands in June 2021, $8,490 thousands in July 2021, $8,659 thousands in August 2021, $8,755 thousands in September 2021, $4,326 thousands in October 2021, $7,724 thousands in November 2021, $5,960 thousands in December 2021, $2,337 thousands in January 2022, $2,175 thousands in February 2022 and $2,675 thousands in March 2022 at fixed currency rates. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of March 31, 2021, the Company estimated that the whole amount of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

In addition, as of March 31, 2021, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of a Brazilian subsidiary, whose functional currency is the Brazilian Reais, which were not designated as hedges for accounting purposes. Pursuant to these contracts, the Company will buy a notional amount of $60,000 thousands in April 2021, $52,000 thousands in May 2021, $39,000 thousands in June 2021, $30,000 thousands in July 2021 and $24,000 thousands in August 2021 at fixed currency rates.

Finally, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of a Mexican subsidiary, whose functional currency is the Mexican Peso, which were not designated as hedges for accounting purposes. Pursuant to these contracts, the Company will buy a notional amount of $66,470 thousands in April 2021, $20,349 thousands in May in 2021, $27,000 thousands in June 2021 and $15,000 thousands in July 2021, at fixed currency rates.

Foreign exchange contracts

The fair values of the Company’s outstanding derivative instruments as of March 31, 2021 and December 31, 2020 were as follows:

		March 31,	December 31,
	Balance sheet location	2021	2020
		(In thousands)
Derivatives
Foreign exchange contracts not designated as hedging instruments	Other current assets	$14,008	$199
Foreign exchange contracts designated as cash flow hedges	Other current assets	3,469	—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	3,708	11,106
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	—	2,858

The effects of derivative contracts on unaudited interim condensed consolidated of comprehensive income as of March 31, 2021 were as follows:

		Amount of	Amount of (gain) loss reclassified
	December 31,	Gain (Loss) recognized	from accumulated	March 31,
	2020	in other comprehensive loss	other comprehensive loss	2021
(In thousands)
Foreign exchange contracts designated as cash flow hedges	$ (2,469)	$ 5,561	$ 636	$ 3,728

The effects of derivative contracts on unaudited interim condensed consolidated statement of income for the three-month periods ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Foreign exchange contracts not designated as hedging instruments	$18,989	$16,767

15. Share repurchase program

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

As of March 31, 2021, the Company acquired 66,096 shares under the share repurchase program. The shares were acquired in the Argentine market and paid for in Argentine pesos at a price that reflects the additional cost of accessing US dollars through an indirect mechanism, because of restrictions imposed by the Argentine government for buying US dollars at the official exchange rate in Argentina. As a result, the Company recognized a foreign currency loss of $18,280 thousands for the three-month period ended March 31, 2021.

16. Impact of COVID-19 pandemic

In March 2020, the outbreak of a novel strain of the coronavirus, COVID-19 was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread around the world. Government-imposed total or partial lockdowns or curfews instituted throughout Latin America since March 2020, some of which have been subsequently extended, modified or rescinded, have led to a weakening of the macroeconomic environment, generating recession conditions and a devaluation of the local currencies in the countries in which the Company operates.

The Company has thus far not been required to suspend its operations in any country, but the Company’s business was, and may in the future again be, negatively affected by the pandemic in terms of operations, consumer buying trends, and consequently, net revenues.

Management believes that, given the uncertainty with respect to how long the pandemic will persist, what additional measures may be introduced by governments or private parties, what effect any such additional measures may have on our business or the macroeconomic impact of the pandemic in the countries where the Company operates, it is not possible to have certainty around business development and its cash generation until the outbreak of COVID-19 can be definitively contained. In terms of liquidity and cash management, relevant funding sources remain available at the geographical segment level and guaranteed senior notes were issued in January 2021 in an aggregate amount of $1,100,000 thousands.

As of March 31, 2021, the Company’s main source of liquidity was $1,208,729 thousands of cash and cash equivalents and short-term investments, which excludes a $562,797 thousands investment related to the Central Bank of Brazil Mandatory Guarantee and a $71,270 thousands investment related to a guarantee for a secured line of credit in Brazil.

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

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27 A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future economic, political and social conditions in the countries in which we operate and their possible impact on our business, and the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties–many of which are beyond our control– as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021, as updated by those described in “Item 1A — Risk Factors” in Part II of our report on this Form 10-Q for the quarter ended March 31, 2021 and in other reports we file from time to time with the SEC.

You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited interim condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be material that could cause results to differ materially from our expectations.

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

•a discussion of our principal trends and results of operations for the three-month periods ended March 31, 2021 and 2020;

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

The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full experience. As of March 31, 2021, we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile and Colombia.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the three-month periods ended March 31, 2021 and 2020:

	Three-month Periods Ended
	March 31,
(% of total consolidated net revenues) (*)	2021	2020
Brazil	55.8%	60.9%
Argentina	21.6	20.4
Mexico	16.7	14.5
Other Countries	5.9	4.1

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the three-month periods ended March 31, 2021 and 2020:

	Three-month Periods Ended		Change from 2020
	March 31,		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
Net Revenues:
Brazil	$768.7	$397.4	$371.3	93.4%
Argentina	297.2	132.9	164.4	123.7
Mexico	230.5	94.8	135.7	143.3
Other Countries	82.0	27.0	55.0	203.5
Total Net Revenues	$1,378.4	$652.1	$726.3	111.4%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Description of Line Items

Net revenues

We recognize revenues in each of our four geographical reporting segments. Within each of our segments, the services we provide and products we sale generally fall into two distinct revenue streams: “Commerce” and “Fintech.”

The following table summarizes our consolidated net revenues by revenue stream for the three-month periods ended March 31, 2021 and 2020:

	Three-month Periods Ended
	March 31, (*)
Consolidated net revenues by revenue stream	2021	2020
	(in millions)
Commerce (**)	$910.6	$380.7
Fintech	467.8	271.4
Total	$1,378.4	$652.1

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

Revenues from inventory sales are generated when control of the good is transferred, upon delivery to our customers.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March 31, 2021 and 2020, no single customer accounted for more than 5.0% of our net revenues.

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

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues, which are classified as a cost of net revenues. These taxes represented 8.2% of net revenues for the three-month period ended March 31, 2021, as compared to 5.9% for the same period in 2020.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies, Management estimates or accounting policies since the year ended December 31, 2020 and disclosed in the Form 10-K, see “Critical Accounting Policies and Estimates”.

Results of operations for the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020

The selected financial data for the three-month periods ended March 31, 2021 and 2020 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that Management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the three-month periods ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021 or for any other period.

Statement of income data

	Three-months Periods Ended March 31,
(In millions)	2021 (*)	2020 (*)
	(Unaudited)
Net service revenues	$1,230.9	$639.9
Net product revenues	147.5	12.2
Net revenues	1,378.4	652.1

Cost of net revenues	(787.1)	(339.3)
Gross profit	591.4	312.8

Operating expenses:
Product and technology development	(126.0)	(73.4)
Sales and marketing	(288.2)	(206.5)
General and administrative	(86.3)	(62.6)
Total operating expenses	(500.5)	(342.5)
Income (loss) from operations	90.8	(29.7)

Other income (expenses):
Interest income and other financial gains	25.1	36.8
Interest expense and other financial losses (**)	(91.3)	(23.6)
Foreign currency losses	(15.1)	(0.2)
Net income (loss) before income tax expense	9.5	(16.7)

Income tax expense	(43.5)	(4.4)
Net loss	$(34.0)	$(21.1)

(*) The table above may not total due to rounding.

(**) Includes $49.2 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase. See Note 11 of our unaudited interim condensed consolidated financial statements for further detail on 2028 Notes repurchase.

Principal trends in results of operations

Net revenues

Our net revenues maintained its growth trajectory during the first quarter of 2021, specifically related to the increase in our gross merchandise volume and the growth of our FinTech solution services (off-platform transactions through Mercado Pago, credits business, financing payment transactions, etc.). Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Net Revenues” section in the current document for further detail on net revenues trends for the three-month periods ended March 31, 2021 and 2020.

As a consequence of the COVID-19 pandemic which has affected many countries in Latin America, governments in the region imposed total or partial lockdowns and curfews in March 2020, some of which have been subsequently extended, modified or rescinded based on the evolution of the COVID-19 pandemic.

We are not able to predict any negative impacts that the COVID-19 pandemic may have on our business in the future. See Note 16 to our unaudited condensed consolidated financial statements .

Our sources of revenues are denominated in local currencies; therefore, the weak macro-economic environment in certain countries in which we operate, as a result of COVID-19, coupled with the devaluations of certain local currencies in those countries against the U.S. dollar, could cause a decline in year-over-year net revenues, measured in U.S. dollars.

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

Our gross profit trends are directly affected by our revenue, as stated above, and our cost of net revenues. In this sense, our main cost of net revenue are composed of bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, cost of products sold, fraud prevention fees, sales taxes, shipping operation costs (including warehousing costs), carrier and other operating costs, certain taxes on bank transactions, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges and depreciation and amortization. This cost structure is directly affected by the level of operations of our services, and our strategic plan on gross profit is built on factors such as an ample liquidity to fund expenses and investments and a cost-effective capital structure.

However, in the future, our gross profit margin could decline if we are not able to apply appropriate measures regarding our business to prevent potential negative impacts of the COVID-19 pandemic, if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues trend and if we continue building up our logistics network and growing our sales of goods business, which has a lower pure product margin.

For the three-month periods ended March 31, 2021 and 2020, our gross profit margins were 42.9% and 48.0%, respectively. The decrease in our gross profit margin resulted primarily from an increase in cost of product sold, shipping operating costs and sales taxes, as a percentage of net revenues, partially offset by a decrease in collection fees, as a percentage of net revenues.

Operating margins

Our Operating margin is defined as total net revenues minus total cost of net revenues and total operating expenses, as a percentage of net revenues.

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

For the three-month period ended March 31, 2021, as compared to the same period in 2020, our operating margin increased from a negative margin of 4.6% to a positive margin of 6.6%. This increase is primarily a consequence of the increase in net revenues explained above and also due to marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior.

Other Data

The following table includes seven key performance indicators, which are calculated as defined in the footnotes to the table. Each of these indicators provide a different measure of the level of activity on our platform, and we use them to monitor the performance of the business. In light of the evolution of our business, as from January 1, 2021, we no longer disclose “Number of confirmed new registered users during period” since Management considers that this indicator is no longer relevant to measuring the level of activity on our Mercado Libre Marketplace platform.

	Three-month Periods Ended March 31,
(in millions)	2021	2020

Unique active users (1)	69.8	43.2
Gross merchandise volume (2)	$6,057.2	$3,414.1
Number of successful items sold (3)	222.0	105.7
Number of successful items shipped (4)	208.1	90.2
Total payment volume (5)	$14,717.7	$8,094.5
Total volume of payments on marketplace (6)	$5,840.0	$3,203.3
Total payment transactions (7)	630.1	290.7
Capital expenditures	$112.7	$53.5
Depreciation and amortization	$38.4	$21.6

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

(2)Measure of the total U.S. dollar sum of all transactions completed through the Mercado Libre Marketplace, excluding Classifieds transactions.

(3)Measure of the number of items that were sold/purchased through the Mercado Libre Marketplace, excluding Classifieds items.

(4)Measure of the number of items that were shipped through our shipping service.

(5)Measure of the total U.S. dollar sum of all transactions paid for using Mercado Pago, including marketplace and non-marketplace transactions.

(6)Measure of the total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago, excluding shipping and financing fees.

(7)Measure of the number of all transactions paid for using Mercado Pago.

Net revenues

	Three-month Periods Ended		Change from 2020
	March 31,		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
Total Net Revenues	$1,378.4	$652.1	$726.3	111.4%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Our net revenues grew 111.4% for the three-month period ended March 31, 2021, as compared to the same period in 2020. The increase in net revenues was primarily attributable to:

a)an increase of $529.9 million, or 139.2%, in Commerce revenues, for the three-month period ended March 31, 2021, as compared to the same period in 2020. This increase is mainly generated by a 77.4% increase in our gross merchandise volume, partially offset by an increase of $145.3 million in shipping carrier costs which are netted from revenues, from $174.6 million for the three-month period ended March 31, 2020 to $319.9 million for the three-month period ended March 31, 2021; and

b)an increase of 72.4% in FinTech revenues, from $271.4 million for the three-month period ended March 31, 2020 to $467.8 million for the three-month period ended March 31, 2021. This increase is mainly generated by an increase of a $88.0 million in credit business, and increases in off-platform transactions and financing mainly associated to an 81.8% increase in our total payment volume, for the three-month period ended March 31, 2021, as compared to the same period in 2020.

	Three-month Periods Ended		Change from 2020
	March 31,		to 2021 (*)
Consolidated Net Revenues by revenue stream	2021	2020	in Dollars	in %
	(in millions, except percentages)
Brazil
Commerce	$490.9	$214.6	$276.3	128.8%
Fintech	277.8	182.8	94.9	51.9%
	$768.7	$397.4	$371.3	93.4%
Argentina
Commerce	$167.2	$67.4	$99.8	148.0%
Fintech	130.0	65.4	64.6	98.7%
	$297.2	$132.9	$164.4	123.7%
Mexico
Commerce	$187.9	$77.3	$110.6	143.2%
Fintech	42.6	17.5	25.1	143.5%
	$230.5	$94.8	$135.7	143.3%
Other countries
Commerce	$64.5	$21.4	$43.1	201.7%
Fintech	17.5	5.6	11.8	210.1%
	$82.0	$27.0	$55.0	203.5%
Consolidated
Commerce	$910.6	$380.7	$529.9	139.2%
Fintech	467.8	271.4	196.4	72.4%
Total	$1,378.4	$652.1	$726.3	111.4%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Brazil

Commerce revenues in Brazil increased 128.8% in the three-month period ended March 31, 2021 as compared to the same period in 2020. This increase was primarily generated by a 53.6% increase in our gross merchandise volume. Fintech revenues grew by 51.9%, a $94.9 million increase, during the three-month period ended March 31, 2021 as compared to the same period in 2020, mainly driven by a 49.2% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), credits business and financing.

Argentina

Commerce revenues in Argentina increased 148.0% in the three-month period ended March 31, 2021 as compared to the same period in 2020. This increase was primarily generated by a 96.4% increase in our gross merchandise volume. Fintech revenues grew 98.7%, a $64.6 million increase, during the three-month period ended March 31, 2021 as compared to the same period in 2020, mainly driven by a 119.6% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), credit business and financing, partially offset by the aforementioned devaluation of the local currency.

Mexico

Commerce revenues in Mexico increased 143.2% in the three-month period ended March 31, 2021 as compared to the same period in 2020. This increase was primarily generated by a 108.8% increase in our gross merchandise volume. Fintech revenues grew 143.5%, a $25.1 million increase, during the three-month period ended March 31, 2021 as compared to the same period in 2020, mainly driven by a 115.8% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), financing and credits business, partially offset by the aforementioned devaluation of the local currency.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	(in millions, except percentages)
	(*)
2021
Net revenues	$1,378.4	$	n/a	$	n/a	$	n/a
Percent change from prior quarter	4%
2020
Net revenues	$652.1		$878.4		$1,115.7		$1,327.3
Percent change from prior quarter	-3%		35%		27%		19%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies, for the three-month period ended March 31, 2021 as compared to the same period in 2020:

Changes from 2020 to 2021 (*)
(% of revenue growth in Local Currency)	Three-month period
Brazil	138.9%
Argentina	223.0%
Mexico	147.6%
Other Countries	190.9%
Total Consolidated	158.4%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2020 and applying them to the corresponding months in 2021, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.

In Argentina, the increase in local currency growth is due to an increase in our Argentine Commerce transactions volume, increases in our off-platform transactions business through Mercado Pago, an increase in our financing and a high level of inflation.

In Brazil, the increase in local currency growth is a consequence of an increase in our Commerce transactions volume and lower shipping subsidies that we granted, an increase in our off-platform transactions through Mercado Pago and an increase in our financing and credits business.

In Mexico, the increase in local currency growth is a consequence of an increase of our Commerce transactions volume, an increase in our off-platform transactions through Mercado Pago and an increase in our financing and credits business.

Cost of net revenues

	Three-month Periods Ended		Change from 2020
	March 31,		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
Total cost of net revenues	$787.1	$339.3	$447.8	132.0%
As a percentage of net revenues (*)	57.1%	52.0%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2021 as compared to the same period in 2020, the increase of $447.8 million in cost of net revenues was primarily attributable to: i) a $119.4 million increase in shipping operating costs; ii) a $114.0 million increase in cost of sales of goods mainly in Brazil, Argentina and Mexico; iii) a $74.0 million increase in sales taxes; iv) a $58.0 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; v) a $23.8 million increase in shipping carrier costs and; vi) a $19.9 million increase in customer support costs mainly associated to salaries and wages due to new hires and temporary customer support workers.

Product and technology development expenses

	Three-month Periods Ended		Change from 2020
	March 31,		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
Product and technology development	$126.0	$73.4	$52.6	71.6%
As a percentage of net revenues (*)	9.1%	11.3%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2021, the increase in product and technology development expenses as compared to the same period in 2020 amounted to $52.6 million. This increase was primarily attributable to: i) a $26.9 million increase in salaries and wages mainly related to new hiring; ii) a $14.3 million increase in maintenance expenses mainly related to higher software licenses expenses and iii) a $5.0 million increase in depreciation and amortization expenses.

We believe product development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Three-month Periods Ended		Change from 2020
	March 31,		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
Sales and marketing	$288.2	$206.5	$81.7	39.5%
As a percentage of net revenues (*)	20.9%	31.7%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2021, the $81.7 million increase in sales and marketing expenses as compared to the same period in 2020 was primarily attributable to: i) a $59.1 million increase in bad debt expenses; ii) a $10.4 million increase in online and offline marketing expenses mainly in Brazil, Mexico and Argentina and; iii) a $10.0 million increase in our buyer protection program expenses, mainly in Mexico, Brazil and Argentina.

General and administrative expenses

	Three-month Periods Ended		Change from 2020
	March 31,		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
General and administrative	$86.3	$62.6	$23.8	38.0%
As a percentage of net revenues (*)	6.3%	9.6%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2021, the $23.8 million increase in general and administrative expenses as compared to the same period in 2020 was primarily attributable to: i) a $11.7 million increase in salaries and wages, mainly related to the LTRPs as a consequence of the increase in our common stock price; ii) a $4.2 million increase in temporary services primarily related to administrative workers and; iii) a $4.2 million increase in tax and other fees.

Other income (expense), net

	Three-month Periods Ended		Change from 2020
	March 31,		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
Other income (expense), net	$(81.3)	$13.0	$(94.3)	-724.8%
As a percentage of net revenues (*)	-5.9%	2.0%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2021, the $94.3 million decrease in other income (expense), net as compared to the same period in 2020 was primarily attributable to: i) a $67.7 million increase in interest expense and other financial losses mainly attributable to a $49.2 million of loss on debt extinguishment and premium recognized during the first quarter of 2021 related to the repurchase of $440 million of principal of the 2028 Notes (refer to Note 11 of our unaudited interim condensed consolidated financial statements for further detail) and higher financial debt issued during 2021, mainly in U.S., Argentina and Brazil; ii) a $14.9 million increase in our foreign currency loss mainly related to a loss of $18.3 million attributable to the additional cost of accessing US dollars through an indirect mechanism in Argentina due to restrictions imposed by Argentine government for buying US dollars at the official exchange rate (refer to Note 15 of our unaudited interim condensed consolidated financial), partially offset by a $5.7 million gain on foreign exchange from our Argentine subsidiaries and; iii) a $11.7 million decrease in interest income and other financial gains from our financial investments as a result of lower interest rates as a consequence of the pandemic and lower float in our U.S. investments, mainly offset by higher interest income in Argentina due to higher float.

Income tax

	Three-month Periods Ended		Change from 2020
	March 31,		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
Income tax expense	$(43.5)	$(4.4)	$(39.1)	883.2%
As a percentage of net revenues (*)	-3.2%	-0.7%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

During the three-month period ended March 31, 2021 as compared to the same period in 2020, income tax expense increased by $39.1 million mainly as a result of higher income tax expense in Argentina and Brazil as a consequence of higher pre-tax gain in our Argentine and Brazilian segment in 2021 and higher income tax expense due to withholding tax on dividends.

Our effective tax rate is defined as income tax expense as a percentage of income before income tax expense.

The following table summarizes our effective tax rates for the three-month periods ended March 31, 2021 and 2020:

	Three-month Periods Ended
	March 31, (*)
	2021	2020

Effective tax rate	456.6%	-26.6%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Our effective tax rate for the three-month period ended March 31, 2021 increased to a positive effective tax rate as compared to the same period in 2020, largely as a result of: i) the loss on debt extinguishment related to 2028 Notes repurchase which is considered as non-deductible expense, ii) the foreign exchange loss related to our share repurchases during the first quarter of 2021 which is considered a non-deductible expense, and iii) higher income tax expense due to withholding tax on dividends. For the three-month period ended March 31, 2020 the negative effective tax rate was a consequence of the valuation allowance accounted for on certain deferred tax assets in Mexico and Colombia.

The following table summarizes our effective tax rates for the three-month periods ended March 31, 2021 and 2020:

	Three-month Periods Ended
	March 31,
	2021	2020
Effective tax rate by country
Argentina	23.9%	45.1%
Brazil	29.5%	22.3%
Mexico	-12.9%	1.0%

The decrease in our Argentine effective income tax rate during the three-month period ended March 31, 2021, as compared to the same period in 2020, was mainly a consequence of higher tax deductible expenses on our Argentine business related to tax inflation adjustments on certain assets, in accordance with Argentine income tax law.

The increase in our Brazilian effective income tax rate for the three-month period ended March 31, 2021, as compared to the same period in 2020, was mainly related to higher taxable pre-tax gains.

The decrease in our Mexican effective income tax rate into a negative rate for the three-month period ended March 31, 2021 as compared to the same period in 2020, was mainly driven by the combined effect of higher income tax expense related to advertising business in Mexico and pre-tax losses that were not accounted for as deferred tax assets as a consequence of the valuation allowance.

Segment information

(In millions, except for percentages)	Three-month Period Ended March 31, 2021 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$768.7	$297.2	$230.5	$82.0	$1,378.4
Direct costs	(618.0)	(189.0)	(220.9)	(64.3)	(1,092.2)
Direct contribution	$150.7	$108.3	$9.6	$17.7	$286.2
Margin	19.6%	36.4%	4.2%	21.6%	20.8%

	Three-month Period Ended March 31, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$397.4	$132.9	$94.8	$27.0	$652.1
Direct costs	(322.6)	(101.0)	(114.8)	(27.6)	(566.0)
Direct contribution	$74.8	$31.9	$(20.0)	$(0.6)	$86.1
Margin	18.8%	24.0%	-21.1%	-2.2%	13.2%

	Change from the Three-month Period Ended March 31, 2020 to March 31, 2021 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$371.3	$164.4	$135.7	$55.0	$726.3
in %	93.4%	123.7%	143.3%	203.5%	111.4%
Direct costs
in Dollars	$(295.4)	$(87.9)	$(106.1)	$(36.7)	$(526.2)
in %	91.6%	87.1%	92.5%	133.0%	93.0%
Direct contribution
in Dollars	$75.9	$76.4	$29.6	$18.3	$200.1
in %	101.4%	239.9%	147.9%	3105.6%	232.5%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the three-month period ended March 31, 2021 as compared to the same periods in 2020 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues.”

Direct costs

Brazil

For the three-month period ended March 31, 2021, as compared to the same period in 2020, direct costs increased by 91.6%, mainly driven by: i) a 134.5% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, cost of sale of goods as a consequence of an increase in sales of products and shipping carrier costs; ii) a 46.6% increase in sales and marketing expenses, mainly due to an increase in bad debt expenses and online and offline marketing expenses; iii) a 27.3% increase in product and technology development expenses, mainly due to an increase in salaries and wages, maintenance expenses mostly related to higher software licenses expenses and depreciation and amortization expenses; and iv) a 28.2% increase in general and administrative expenses, mostly attributable to an increase in salaries, mainly related to the LTRPs, taxes and other fees.

Argentina

For the three-month period ended March 31, 2021, as compared to the same period in 2020, direct costs increased by 87.1%, mainly driven by: i) a 115.1% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, shipping operating costs and cost of sale of goods as a consequence of an increase in sales of products and sales taxes; ii) a 11.6% increase in sales and marketing expenses, mainly due to buyer protection program expenses and increases in salaries and wages and chargebacks partially offset by a decrease in online and offline marketing expenses as a consequence of marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior; iii) a 54.3% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses; and iv) a 73.5% increase in general and administrative expenses, mostly attributable to an increase in salaries, mainly related to the LTRPs, and other general and administrative expenses principally related to certain tax withholdings.

Mexico

For the three-month period ended March 31, 2021, as compared to the same period in 2020, direct costs increased by 92.5%, mainly driven by: i) a 132.7% increase in cost of net revenues, mainly attributable to increases in shipping operating costs, cost of sale of goods as a consequence of an increase in sales of products, collection fees due to higher Mercado Pago penetration and customer support costs; ii) a 46.3% increase in sales and marketing expenses, mainly due to buyer protection program and bad debt expenses; and iii) a 121.7% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses.

Liquidity and Capital Resources

Our main cash requirement has been working capital to fund Mercado Pago financing operations. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to fund our credit business, to build out our logistics capacity and to make interest payments on our loans payable and other financial liabilities. In 2020, we entered, into a purchase commitment in relation to the purchase of cloud services for a total amount of $240.5 million to be paid in the following 4 years. Please refer to Note 9 of our unaudited interim condensed consolidated financial statements for further detail on purchase commitments.

Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. We issued the 2028 Notes for net proceeds of approximately $864.6 million. We have funded Mercado Pago mainly by discounting credit cards receivables and credit lines. Additionally, we have financed our Mercado Pago and Mercado Credito businesses through the securitization of credit cards receivable and certain loans through SPEs created in Brazil, Mexico and Argentina. Refer to Note 12 of our unaudited interim condensed consolidated financial statements for further detail on securitization transactions.

In January 2021, we closed a public offering of $400 million aggregate principal amount of 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”) and $700 million aggregate principal amount of 3.125% Notes due 2031 (the “2031 Notes”, and together with the 2026 Sustainability Notes, the “Notes”). The net proceeds from the offering of the 2031 Notes were applied in part towards the purchase price of $1,865.1 million for the repurchase of $440 million in aggregate principal amount of the 2028 Notes entered into in January 6, 2021. Refer to Note 11 to our unaudited condensed consolidated financial statements for further detail on the issuance of the Notes.

Given the uncertain progress of the COVID-19 pandemic and the related macroeconomic instability in the countries where we operate, it is not possible to have certainty around business development and cash generation for 2021. In terms of liquidity and cash management, our relevant sources of funding remain available and credit facilities have been obtained at the geographic segment level. Refer to Note 16 to our unaudited condensed consolidated financial statements for further detail on COVID-19 impacts.

As of March 31, 2021, our main source of liquidity was $1,208.7 million of cash and cash equivalents and short-term investments, which excludes a $562.8 million investment related to the Central Bank of Brazil Mandatory Guarantee and $71.3 million investment related to restricted escrow accounts regarding a financial loan taken out in Brazil, and consists of cash generated from operations, proceeds from loans, the issuance of the 2028 Notes and the Notes, and proceeds from the issuance of common and preferred stock.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, credit cards receivable and other means of payments, accounts receivable, loans receivable, inventory, accounts payable and accrued expenses, funds payable to customers and amounts due to merchants and short-term debt.

As of March 31, 2021, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $1,921.1 million, 82.0% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our cash, cash and equivalent, restricted cash and cash equivalent and investments held outside U.S. amounted to approximately 79.2% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and investments are located primarily in Brazil.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2021 and 2020:

	Three-month Periods Ended
	March 31, (*)
(In millions)	2021	2020
Net cash (used in) provided by:
Operating activities	$(263.0)	$(85.7)
Investing activities	(97.9)	(150.1)
Financing activities	(859.7)	154.6
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(99.2)	(104.9)
Net decrease in cash and cash equivalents, restricted cash and cash equivalents	$(1,319.9)	$(186.0)

(*) The table above may not total due to rounding.

Net cash used in operating activities

Cash used in operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Three-month Periods Ended		Change from 2020
	March 31, (*)		to 2021 (*)
	2021	2020		in %
	(in millions, except percentages)
Net Cash used in:
Operating activities	$(263.0)	$(85.7)	$(177.3)	207.1%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The $177.3 million increase in net cash used in operating activities during the three-month period ended March 31, 2021, as compared to the same period in 2020, was primarily driven by a $100.7 million decrease in accounts payables and accrued expenses and a $85.5 million decrease in funds payable to customers and amounts due to merchants.

Net cash used in investing activities

	Three-month Periods Ended		Change from 2020
	March 31, (*)		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(97.9)	$(150.1)	$52.1	-34.7%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the three-month period ended March 31, 2021 resulted mainly from purchases of investments of $2,415.1 million, which was partially offset by proceeds from the sale and maturity of investments of $2,588.7 million, consistent with our treasury strategy of investing part of our available liquidity. We also used $148.7 million in principal of loans receivable granted to merchants and consumers under our Mercado Credito solution and $112.7 million in the purchase of property and equipment (mainly in information technology assets in Argentina, Brazil and Mexico).

Net cash (used in) provided by financing activities

	Three-month Periods Ended		Change from 2020
	March 31, (*)		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in) provided by:
Financing activities	$(859.7)	$154.6	$(1,014.3)	-656.3%

 (*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the three-month period ended March 31, 2021, our net cash used in financing activities was primarily derived from $1,865.1 million in payments of the repurchase of the 2028 Notes, $704.3 million in payments from loans payable and other financial liabilities and $100.8 million for the purchase of capped calls, partially offset by $1,839.6 million in net proceeds from loans payable and other financial liabilities.

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

In January 2021, we repurchased $440 million principal amount of the outstanding 2028 Notes. The total amount paid to repurchase such 2028 Notes amounted to $1,865.1 million, which includes principal, interest accrued and premium. Approximately, $440 million of the principal amount aggregate principal amount of the 2028 Notes remains outstanding.

Please refer to note 11 to our unaudited interim condensed consolidated financial statements for additional information regarding the 2028 Notes and the related capped call transactions.

Mercado Pago Funding

In 2021, we, through our subsidiaries, continued obtaining certain lines of credit in Argentina, Chile and Uruguay primarily to fund the Mercado Pago business. Additionally, we continue to securitize certain loans and credit card receivables through our Argentine, Mexican and Brazilian SPEs, formed to securitize loans provided by us to our users and credit cards receivable. Please refer to Note 11 and 12 to our interim unaudited condensed consolidated financial statements for additional detail.

Debt Securities Guaranteed by Subsidiaries

On January 14, 2021, we issued $400 million aggregate principal amount of the 2026 Sustainability Notes and $700 million aggregate principal amount of the 2031 Notes. The payment of principal, premium, if any, interest, and all other amounts in respect of each of the Notes, is fully and unconditionally guaranteed (the “Subsidiary Guarantees”), jointly and severally, on an unsecured basis, by certain of our subsidiaries (the “Subsidiary Guarantors”). The initial Subsidiary Guarantors are MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., MercadoPago.com Representações Ltda., MercadoLibre Chile Ltda., MercadoLibre, S. de R.L. de C.V., DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda.

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

See note 11 of our unaudited condensed consolidated financial statements for additional detail.

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

Summarized balance sheet information for the Obligor Group as of March 31, 2021 and as of December 31, 2020 is provided in the table below:

	March 31,	December 31,
(In millions)	2021	2020

Current assets (*)(**)	$2,932.5	$4,339.4
Non-current assets (***)	1,224.9	1,121.2
Current Liabilities (****)	2,891.5	3,298.2
Non-current Liabilities	1,727.3	944.3

(*) Includes restricted cash and cash equivalents of $224.9 million and $402.0 million and guarantees in short-term investments of $634.1 million and $636.9 million as of March 31, 2021 and December 31, 2020, respectively.

(**) Includes Current assets from non-guarantor subsidiaries of $139.4 million and $156.4 million as of March 31, 2021 and December 31, 2020, respectively.

(***) Includes Non-current assets from non-guarantor subsidiaries of $107.8 million and $94.9 million as of March 31, 2021 and December 31, 2020, respectively.

(****) Includes Current liabilities to non-guarantor subsidiaries of $216.4 million and $144.7 million as of March 31, 2021 and December 31, 2020, respectively.

Summarized statement of income information for the Obligor Group for the three-month period ended March 31, 2021 is provided in the table below:

March 31,
(In millions)	2021

Net revenues (*)	$1,189.6
Gross Profit (**)	451.7
Income from operations (***)	55.8
Net loss (****)	(47.7)

(*) Includes Net revenues from transactions with non-guarantor subsidiaries of $29.7 million for the three-month period ended March 31, 2021.

(**) Includes charges from transactions with non-guarantor subsidiaries of $65.9 million for the three-month period ended March 31, 2021.

(***) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $39.1 million for the three-month period ended March 31, 2021.

(****) Includes other income from transactions with non-guarantor subsidiaries of $3.7 million for the three-month period ended March 31, 2021.

Capital expenditures

Our capital expenditures (comprised of our payments for property and equipment (such as fulfillment centers), intangible assets (excluding digital assets) and acquired businesses) for the three-month periods ended March 31, 2021 and 2020 amounted to $112.7 million and $53.5 million, respectively.

During the three-month period ended March 31, 2021, we invested $47.3 million in information technology in Brazil, Argentina and Mexico, and $60.1 million in our Argentine, Brazilian and Mexican offices.

We are continually increasing our level of investment in hardware and software licenses necessary to improve and update our platform’s technology and computer software developed internally. We anticipate continued investments in capital expenditures related to information technology and logistics network capacity in the future as we strive to maintain our position in the Latin American e-commerce market.

We believe that our existing cash and cash equivalents, including the sale of credit cards receivable, short-term investments and cash generated from operations, will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.

Off-balance sheet arrangements

As of March 31, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2020 and applying them to the corresponding months in 2021, so as to calculate what our results would have been if exchange rates had remained stable from one year to the next. The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.

The following table sets forth the FX neutral measures related to our reported results of the operations for the three-month periods ended March 31, 2021:

	Three-month Periods Ended March 31, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 1,378.4	$ 652.1	111.4%	$ 1,684.9	$ 652.1	158.4%
Cost of net revenues	(787.1)	(339.3)	132.0%	(951.4)	(339.3)	180.4%
Gross profit	591.4	312.8	89.1%	733.5	312.8	134.5%

Operating expenses	(500.5)	(342.5)	46.1%	(623.7)	(342.5)	82.1%
Income (Loss) from operations	90.8	(29.7)	405.9%	109.8	(29.7)	469.5%

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

As of March 31, 2021, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of March 31, 2021, the total cash, cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $947.1 million, short-term investments denominated in foreign currencies totaled $869.2 million and accounts receivable, credit cards receivable and other means of payment and loans receivable in foreign currencies totaled $1,383.6 million. As of March 31, 2021, we had $8.6 million long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of March 31, 2021, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $352.1 million and our U.S. dollar-denominated long-term investments totaled $167.0 million.

For the three-month period ended March 31, 2021, we had a consolidated loss on foreign currency of $15.1 million mainly related to a loss of $18.3 million attributable to the additional cost of accessing US dollars through an indirect mechanism in Argentina due to restrictions imposed by Argentine government for buying US dollars at the official exchange rate (refer to Note 15 of our unaudited interim condensed consolidated financial), partially offset by a $5.7 million gain on foreign exchange in our Argentina subsidiaries. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information).

The following table sets forth the percentage of consolidated net revenues by segment for the three-month periods ended March 31, 2021 and 2020:

	Three-month Periods Ended
	March 31,
(% of total consolidated net revenues) (*)	2021	2020
Brazil	55.8%	60.9%
Argentina	21.6	20.4
Mexico	16.7	14.5
Other Countries	5.9	4.1

(*) Percentages have been calculated using whole-dollar amounts.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, cost of net revenues, operating expenses, other income (expenses) and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed at the moment of translating our financial statements to U.S. dollar as of March 31, 2021:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 1,531.6	$ 1,378.4	$ 1,253.2
Expenses (**)	(1,430.3)	(1,287.6)	(1,170.8)
Income from operations	101.2	90.8	82.4

Other income/(expenses) and income tax related to P&L items	(115.0)	(109.8)	(105.5)

Foreign Currency impact related to the remeasurement of our Net Asset position	(14.7)	(15.1)	(15.4)
Net loss	(28.5)	(34.0)	(38.5)

Total Shareholders' Equity	$ 73.0	$ (30.4)	$ (163.1)

(1)Appreciation of the subsidiaries’ local currency against U.S. Dollar

(2)Depreciation of the subsidiaries’ local currency against U.S. Dollar

(*) The table above may not total due to rounding.

(**) Includes cost of net revenues and operating expenses.

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

As of March 31, 2021, the Argentine Peso exchange rate against the U.S. dollar was 92.00.

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

Considering a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar on March 31, 2021, the effect on non-functional currency net liability position in our Argentine subsidiaries would have been a foreign exchange gain amounting to approximately $9.6 million in our Argentine subsidiaries.

See Item 7, “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Foreign Currency Translation” for details on the currency status of our Argentine segment.

Brazilian Segment

Considering a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar on March 31, 2021, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $93.6 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $18.3 million in our Brazilian subsidiaries.

Mexican Segment

Considering a hypothetical devaluation of 10% of the Mexican peso against the U.S. dollar on March 31, 2021, the reported net assets in our Mexican subsidiaries would have decreased by approximately $29.1 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $13.4 million in our Mexican subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables. As of March 31, 2021, Mercado Pago’s receivables totaled $883.7 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of March 31, 2021, loans receivable from our Mercado Credito solution totaled $435.4 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. As of March 31, 2021, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1.3%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair value of our available for sale securities as of March 31, 2021 could decrease (increase) by approximately $2.6 million.

As of March 31, 2021, our short-term investments amounted to $980.1 million and our long-term investments amounted to $175.6 million. Our short-term investments, except for the $562.8 million investment related to the Central Bank of Brazil Mandatory Guarantee and $71.3 million investment related to restricted escrow accounts regarding financial loan taken in Brazil, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

In order to receive an award under the 2015, 2016, 2017 and/or 2018 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2015, 2016, 2017, and/or 2018 LTRP award, payable as follows:

•the eligible employee will receive a fixed payment, equal to 8.333% of his or her 2015, 2016, 2017, and/or 2018 LTRP bonus once a year for a period of six years starting no later than April 30, 2016, 2017, 2018 and/or 2019 respectively (the “2015, 2016, 2017, or 2018 Annual Fixed Payment”, respectively); and

•on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2015, 2016, 2017, or 2018 Variable Payment”, respectively) equal to the product of (i) 8.333% of the applicable 2015, 2016, 2017, and/or 2018 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2014 (with respect to the 2015 LTRP), 2015 (with respect to the 2016 LTRP), 2016 (with respect to the 2017 LTRP) and 2017 (with respect to the 2018 LTRP) Stock Price, defined as $127.29, $111.02, $164.17 and $270.84 for the 2015, 2016, 2017 and 2018 LTRP, respectively, which was the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2014, 2015, 2016 and 2017, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

Our board of directors, upon the recommendation of the compensation committee, approved the 2019, 2020 and 2021 Long Term Retention Program (the “2019, 2020 and 2021 LTRPs”), respectively, under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years (with the first payment occurring no later than April 30, 2020, 2021 and 2022, respectively). In order to receive the full target award under the 2019, 2020 and/or 2021 LTRP, each eligible employee must remain employed as of each applicable payment date. The 2019, 2020 and 2021 LTRP awards are payable as follows:

•the eligible employee will receive 16.66% of half of his or her target 2019, 2020 and/or 2021 LTRP bonus once a year for a period of six years, with the first payment occurring no later than April 30, 2020, 2021 and 2022 (the “2019, 2020 or 2021 Annual Fixed Payment”, respectively); and

•on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2019, 2020 or 2021 Variable Payment”) equal to the product of (i) 16.66 % of half of the target 2019, 2020 or 2021 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2018, 2019 and 2020 defined as $322.91, $553.45 and $1,431.26 for the 2019, 2020 and 2021 LTRP, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

At March 31, 2021, the total contractual obligation fair value of our outstanding LTRP Variable Award Payment obligation subject to equity price risk amounted to $341.1 million. As of March 31, 2021, the accrued liability related to the outstanding Variable Award Payment of the LTRP included in Salaries and Social security payable in our condensed consolidated balance sheet amounted to $69.3 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:

		As of March 31, 2021
		MercadoLibre, Inc	2016, 2017, 2018, 2019, 2020 and 2021
		Equity Price	LTRP Variable contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		2,063.37	477,546
30%		1,915.98	443,436
20%		1,768.60	409,325
10%		1,621.22	375,215
Static	(*)	1,473.83	341,104
-10%		1,326.45	306,994
-20%		1,179.07	272,884
-30%		1,031.68	238,773
-40%		884.30	204,663

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Most of our employees are working remotely due to the COVID-19 pandemic, and we continue to monitor and assess the impact of the COVID-19 pandemic on our internal controls.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 9 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

We previously disclosed risk factors under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) . The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the Risk Factors section of our 2020 Form 10-K. In addition to those risk factors and the other information included elsewhere in this report, you should also carefully consider the risk factor discussed below. The risk described below and in our 2020 Form 10-K, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations:

We hold and may acquire digital assets that may be subject to volatile market prices, impairment and unique risks of loss.

We have recently begun to use a portion of our cash to purchase digital assets or certain other alternative reserve assets. During the first quarter of 2021, we invested an aggregate $7,800 thousands in bitcoin, and we may expect to continue acquiring and holding digital assets from time to time.

The prices of digital assets have been and may continue to be highly volatile, including as a result of various associated risks and uncertainties. For example, the prevalence of such assets is a relatively recent development, and their long-term adoption by investors, consumers and businesses is unpredictable. Moreover, they rely on technology for their creation, existence and transactional validation and their decentralization may subject their integrity to the threat of malicious attacks and technological obsolescence. The status of such assets for a variety regulatory purposes is unclear and may change in the future.

As digital assets, including bitcoin, have grown in popularity and market size, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist activities, or entities subject to sanctions regimes. If we are found to have purchased bitcoin or other digital assets from persons that have used the digital assets to launder money or from persons subject to sanctions, we may be subject to regulatory proceedings and further transactions or dealings in bitcoin or other digital assets may be restricted or prohibited.

Digital assets are currently considered indefinite-lived intangible assets under applicable accounting rules, meaning that any decrease in their fair value below our carrying value for such assets at any time will require us to recognize impairment charges. This may adversely affect our operating results in any period in which such impairment occurs, which in turn could have a material adverse effect on the market price of our shares. We may not recognize any increases in fair value while we hold the assets.

As intangible assets without centralized issuers or governing bodies, digital assets have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities, as well as human errors or computer malfunctions, that may result in operational problems or the loss or destruction of private keys needed to access such assets, which may be irreversible and could adversely affect the value of our bitcoin and an investment in our Company. While we intend to take reasonable measures to secure any digital assets, if such threats are realized or the measures or controls we implement to secure our digital assets fail, it could result in a partial or total misappropriation or loss of our digital assets, and our financial condition and operating results may be adversely affected.

Item 2 — Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price per Share (1)(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions) (2)
January, 2021	—	—	—	Up to $251
February, 2021	—	—	—	Up to $251
March, 2021	17,408	2,513.84	17,408	Up to $251

(1)	Average price paid per share does not include costs associated with the repurchases.
(2)

On August 30, 2020 the Board authorized the repurchase of Shares for an aggregate consideration of up to $350 million. The share repurchase program expires on August 31, 2021 and may be suspended from time to time or discontinued. The repurchases are being executed from time to time, subject to general business and market and price conditions and other investment opportunities, through open-market purchases, block trades, derivatives, trading plans established in accordance with SEC rules, or privately negotiated transactions. Please refer to Note 15 of our unaudited interim condensed consolidated financial statements for additional detail.

Item 6 — Exhibits

The information set forth under “Index to Exhibits” below is incorporated herein by reference.

MercadoLibre, Inc.

INDEX TO EXHIBITS

3.1	Registrant’s Amended and Restated Certificate of Incorporation. (1)
3.2	Registrant’s Amended and Restated Bylaws. (1)
4.1	Form of Specimen Certificate for the Registrant’s Common Stock. (2)
4.2	Indenture with respect to the Registrant’s 2.00% Convertible Senior Notes due 2028, dated as of August 24, 2018, between the Registrant and Wilmington Trust, National Association, as trustee. (3)
4.3

Indenture, dated January 14, 2021, between MercadoLibre, Inc., MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., MercadoPago.com Representações Ltda., MercadoLibre Chile Ltda., MercadoLibre, S. de R.L. de C.V., DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. and The Bank of New York Mellon, as trustee. (4)

4.4

First Supplemental Indenture, dated January 14, 2021, between MercadoLibre, Inc., MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., MercadoPago.com Representações Ltda., MercadoLibre Chile Ltda., MercadoLibre, S. de R.L. de C.V., DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. and The Bank of New York Mellon, as trustee. (4)

4.5	Form of Global Note representing the Registrant’s 2.375% Sustainability Notes due 2026. (4)
4.6	Form of Global Note representing the Registrant’s 3.125% Notes due 2031.(4)
10.1	Amended and Restated 2015 Long-Term Retention Program *
10.2	Amended and Restated 2016 Long-Term Retention Program*
10.3	Amended and Restated 2017 Long-Term Retention Program *
10.4	Amended and Restated 2018 Long-Term Retention Program *
10.5	Amended and Restated 2019 Long-Term Retention Program *
10.6	Amended and Restated 2020 Long-Term Retention Program *
10.7	2021 Long-Term Retention Program (5)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on May 11, 2007.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 24, 2018.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 14, 2021.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 5, 2021.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: May 6, 2021.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer