Form 10-Q
period 2021-06-30
MERCADOLIBRE INC
filed 2021-08-05
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

49,711,650 shares of the issuer’s common stock, $0.001 par value, outstanding as of August 3, 2021.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of June 30, 2021 and December 31, 2020

(In thousands of U.S. dollars, except par value)

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$ 1,069,909	$ 1,856,394
Restricted cash and cash equivalents	361,180	651,830
Short-term investments (707,885 and 636,949 held in guarantee - see Note 4)	898,367	1,241,306
Accounts receivable, net	69,844	49,691
Credit cards receivable and other means of payments, net	1,189,802	863,073
Loans receivable, net	547,183	385,036
Prepaid expenses	58,143	28,378
Inventory	169,449	118,140
Other assets	203,774	152,959
Total current assets	4,567,651	5,346,807
Non-current assets:
Long-term investments	181,411	166,111
Loans receivable, net	23,269	16,619
Property and equipment, net	618,997	391,684
Operating lease right-of-use assets	396,253	303,214
Goodwill	85,165	85,211
Intangible assets, net	23,894	14,155
Deferred tax assets	132,618	134,916
Other assets	113,436	67,615
Total non-current assets	1,575,043	1,179,525
Total assets	$ 6,142,694	$ 6,526,332
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 857,622	$ 767,336
Funds payable to customers and amounts due to merchants	1,839,209	1,733,095
Salaries and social security payable	204,174	207,358
Taxes payable	232,090	215,918
Loans payable and other financial liabilities	579,786	548,393
Operating lease liabilities	80,597	55,246
Other liabilities	75,812	108,534
Total current liabilities	3,869,290	3,635,880
Non-current liabilities:
Salaries and social security payable	18,929	49,852
Loans payable and other financial liabilities	1,788,481	860,876
Operating lease liabilities	313,479	243,601
Deferred tax liabilities	48,529	64,354
Other liabilities	22,956	20,191
Total non-current liabilities	2,192,374	1,238,874
Total liabilities	$ 6,061,664	$ 4,874,754

Commitments and Contingencies (Note 9)

Equity

Common stock, $0.001 par value, 110,000,000 shares authorized,
49,711,650 and 49,869,727 shares issued and outstanding at June 30,
2021 and December 31, 2020	$ 50	$ 50
Additional paid-in capital	455,206	1,860,502
Treasury stock	(276,220)	(54,805)
Retained earnings	348,298	314,115
Accumulated other comprehensive loss	(446,304)	(468,284)
Total Equity	81,030	1,651,578
Total Liabilities and Equity	$ 6,142,694	$ 6,526,332

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the six and three-month periods ended June 30, 2021 and 2020

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Net service revenues	$ 2,735,624	$ 1,485,774	$ 1,504,720	$ 845,882
Net product revenues	345,567	44,686	198,030	32,487
Net revenues	3,081,191	1,530,460	1,702,750	878,369
Cost of net revenues	(1,735,894)	(790,474)	(948,830)	(451,197)
Gross profit	1,345,297	739,986	753,920	427,172
Operating expenses:
Product and technology development	(273,020)	(146,689)	(146,985)	(73,254)
Sales and marketing	(621,266)	(390,583)	(333,107)	(184,076)
General and administrative	(194,002)	(132,970)	(107,663)	(70,404)
Total operating expenses	(1,088,288)	(670,242)	(587,755)	(327,734)
Income from operations	257,009	69,744	166,165	99,438

Other income (expenses):
Interest income and other financial gains	49,236	55,566	24,165	18,782
Interest expense and other financial losses (*)	(130,631)	(50,561)	(39,342)	(26,977)
Foreign currency losses	(27,180)	(2,089)	(12,091)	(1,903)
Net income before income tax expense	148,434	72,660	138,897	89,340

Income tax expense	(114,251)	(37,822)	(70,702)	(33,393)
Net income	$ 34,183	$ 34,838	$ 68,195	$ 55,947

(*)

Includes $49,247 thousands of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 11 to these unaudited interim condensed consolidated financial statements for further detail on 2028 Notes repurchase.

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Basic EPS
Basic net income
Available to shareholders per common share	$ 0.69	$ 0.66	$ 1.37	$ 1.11
Weighted average of outstanding common shares	49,844,823	49,709,964	49,822,272	49,709,973
Diluted EPS
Diluted net income
Available to shareholders per common share	$ 0.69	$ 0.66	$ 1.37	$ 1.11
Weighted average of outstanding common shares	49,844,823	49,709,964	49,822,272	49,709,973

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the six and three-month periods ended June 30, 2021 and 2020

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Net income	$ 34,183	$ 34,838	$ 68,195	$ 55,947
Other comprehensive income (loss), net of income tax:
Currency translation adjustment	24,147	(100,650)	66,016	(6,052)
Unrealized (losses) gains on hedging activities	(371)	4,978	(4,041)	997
Unrealized net gains (losses) on available for sale investments	—	1,061	—	(1,207)
Less: Reclassification adjustment for gains from accumulated other comprehensive income (loss)	1,796	4,079	2,216	2,375
Net change in accumulated other comprehensive income (loss), net of income tax	21,980	(98,690)	59,759	(8,637)
Total Comprehensive income (loss)	$ 56,163	$ (63,852)	$ 127,954	$ 47,310

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Equity

For the six and three-month periods ended June 30, 2021 and 2020

(In thousands of U.S. dollars)

(Unaudited)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2020	49,870	$50	$1,860,502	$(54,805)	$314,115	$(468,284)	$1,651,578
Stock-based compensation — restricted shares issued	—	—	178	—	—	—	178
Capped Call	—	—	(100,769)	—	—	—	(100,769)
Repurchase of 2028 Notes Conversion Option	—	—	(1,484,279)	—	—	—	(1,484,279)
Common Stock repurchased	(18)	—	—	(25,321)	—	—	(25,321)
Net loss	—	—	—	—	(34,012)	—	(34,012)
Other comprehensive loss	—	—	—	—	—	(37,779)	(37,779)
Balance as of March 31, 2021	49,852	$50	$275,632	$(80,126)	$280,103	$(506,063)	$(30,404)

Stock-based compensation — restricted shares issued	—	—	179	—	—	—	179
Common Stock repurchased	(84)	—	—	(116,642)	—	—	(116,642)
Common Stock issued - Restricted shares	1	—	—	—	—	—	—
Exercise of Convertible Notes	—	—	(2,439)	—	—	—	(2,439)
Unwind Capped Call	(57)	—	181,834	(79,452)	—	—	102,382
Net income	—	—	—	—	68,195	—	68,195
Other comprehensive income	—	—	—	—	—	59,759	59,759
Balance as of June 30, 2021	49,712	$50	$455,206	$(276,220)	$348,298	$(446,304)	$81,030

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive		Total
	Shares	Amount	capital	Stock	Earnings	loss		Equity
Balance as of December 31, 2019	49,710	$50	$2,067,869	$(720)	$322,592	$(406,671)		$1,983,120
Changes in accounting standards	—	—	—	—	(4,570)	—		(4,570)
Balance as of December 31, 2019 Restated	49,710	$50	$2,067,869	$(720)	$318,022	$(406,671)		$1,978,550
Stock-based compensation — restricted shares issued	—	—	179	—	—	—		179
Net loss	—	—	—	—	(21,109)	—		(21,109)
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(1,000)	—		(1,000)
Other comprehensive loss	—	—	—	—	—	(90,053)		(90,053)
Balance as of March 31, 2020	49,710	$50	$2,068,048	$(720)	$295,913	$(496,724)		$1,866,567
Stock-based compensation — restricted shares issued	1	—	187	—	—	—	—	187
Common Stock repurchased	(1)	—	—	(720)	—	—		(720)
Capped Call	—	—	(104,095)	—	—	—		(104,095)
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(1,000)	—		(1,000)
Net income	—	—	—	—	55,947	—		55,947
Other comprehensive loss	—	—	—	—	—	(8,637)		(8,637)
Balance as of June 30, 2020	49,710	$50	$1,964,140	$(1,440)	$350,860	$(505,361)		$1,808,249

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flows

For the six-month periods ended June 30, 2021 and 2020

(In thousands of U.S. dollars)

(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operations:
Net income	$ 34,183	$ 34,838
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Unrealized devaluation loss, net	45,046	29,348
Impairment of digital assets	7,175	—
Depreciation and amortization	84,525	44,202
Accrued interest	(9,395)	(28,933)
Non cash interest, convertible notes amortization of debt discount and amortization of debt issuance costs and other charges	48,053	11,932
Bad debt charges	165,999	63,636
Financial results on derivative instruments	10,799	(21,826)
Stock-based compensation expense — restricted shares	357	366
LTRP accrued compensation	50,925	51,907
Deferred income taxes	16,411	(31,145)
Changes in assets and liabilities:
Accounts receivable	(30,010)	23,147
Credit cards receivables and other means of payments	(301,289)	(343,229)
Prepaid expenses	(29,497)	20,807
Inventory	(47,125)	(14,270)
Other assets	(91,488)	(6,965)
Payables and accrued expenses	10,364	170,100
Funds payable to customers and amounts due to merchants	83,233	606,307
Other liabilities	(64,072)	(73,134)
Interest received from investments	14,847	27,597
Net cash (used in) provided by operating activities	(959)	564,685
Cash flows from investing activities:
Purchase of investments	(5,207,862)	(2,326,013)
Proceeds from sale and maturity of investments	5,574,560	1,910,311
Receipts from settlements of derivative instruments	3,570	8,624
Payment for acquired businesses, net of cash acquired	—	(6,937)
Payment for settlements of derivative instruments	(11,141)	—
Purchases of intangible assets	(19,543)	(87)
Changes in principal of loans receivable, net	(333,363)	(39,092)
Purchases of property and equipment	(262,780)	(94,834)
Net cash used in investing activities	(256,559)	(548,028)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	3,502,009	1,781,040
Payments on loans payable and other financial liabilities	(2,239,681)	(1,353,658)
Payments on repurchase of the 2028 Notes	(1,865,076)	—
Payment of finance lease obligations	(9,117)	(1,064)
Purchase of convertible note capped call	(100,769)	(104,095)
Unwind of convertible note capped call	102,382	—
Common Stock repurchased	(141,963)	(720)
Exercise of Convertible Notes	(3,137)	—
Dividends paid of preferred stock	—	(2,000)
Net cash (used in) provided by financing activities	(755,352)	319,503
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(64,265)	(124,226)
Net (decrease) increase in cash, cash equivalents, restricted cash and cash equivalents	(1,077,135)	211,934
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	$ 2,508,224	$ 1,451,424
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$ 1,431,089	$ 1,663,358

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

As of June 30, 2021, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its FinTech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay, and extends loans through Mercado Credito in Argentina, Brazil and Mexico. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile and Uruguay.

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

Substantially all net revenues, cost of net revenues and operating expenses are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $714,037 thousands and $490,464 thousands as of June 30, 2021 and December 31, 2020, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of June 30, 2021 and December 31, 2020. These consolidated financial statements include the Company’s consolidated statements of income, comprehensive income and equity for the six and three-month periods ended June 30, 2021 and 2020 and statements of cash flows for the six-month periods ended June 30, 2021 and 2020. These interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Since the quarter ended March 31, 2021 the Company has disclosed Net product revenues as a separate line of Net revenues following its growth in significance relative to Net service revenues. As a result, the Company has reclassified the corresponding amount for the six and three-month periods ended June 30, 2020 to the line Net product revenues for an amount of $44,686 thousands and $32,487 thousands, respectively, for comparative purposes.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued. The condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see note 2 to the financial statements in the Company’s Form 10-K for the year ended December 31, 2020. During the six-month period ended June 30, 2021, there were no material updates made to the Company’s significant accounting policies.

Revenue recognition

Revenue recognition criteria for the services provided and goods sold by the Company are described in note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Receivables are presented net of allowance for doubtful account and chargebacks of $284,371 thousands and $126,661 thousands as of June 30, 2021 and December 31, 2020, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2020 and 2019 was $32,519 thousands and $16,590 thousands, respectively, of which $16,956 thousands and $8,475 thousands were recognized as revenue during the six-month periods ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, total deferred revenue was $21,800 thousands, mainly due to fees related to listing and optional feature services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

Digital Assets

As of June 30, 2021, the Company had purchased an aggregate amount of $19,480 thousands in cryptocurrencies. The Company accounts for its digital assets—cryptocurrencies—as indefinite-lived intangible assets, in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. The Company has ownership of and control over its digital assets and uses third-party custodial services to store its digital assets. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at cost, net of any impairment losses incurred since acquisition.

The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on the active exchange, indicate that any decrease in the fair values of the digital assets below the carrying values for such assets subsequent to their acquisition will result in a recognition of impairment charges. The Company considers the lowest price of the digital asset on the active exchange since the acquisition of the asset to perform the impairment analysis. MercadoLibre determines the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement.

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

Since the second half of 2019, the Argentine government instituted certain foreign currency exchange controls, which may restrict or partially restrict access to foreign currency, like the US dollar, to make payments abroad, either for foreign debt or the importation of goods or services, dividend payments and others, without prior authorization. Those regulations have continued to evolve, sometimes making them more or less stringent depending on the Argentine government´s perception of availability of sufficient national foreign currency reserves. The above has led to the existence of an informal foreign currency market where foreign currencies quote at levels significantly higher than the official exchange rate. However, the only exchange rate available for external commerce and financial payments is the official exchange rate, which as of June 30, 2021 was 95.72.

The Company uses Argentina’s official exchange rate to record the accounts of Argentine subsidiaries. The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(In thousands)
Assets	$ 1,615,444	$ 1,470,885
Liabilities	1,204,037	1,230,326
Net Assets	$ 411,407	$ 240,559

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

A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized. Accordingly, Management periodically assesses the need to establish a valuation allowance for deferred tax assets considering positive and negative objective evidence related to the realization of the deferred tax assets. In connection with this assessment, Management considers, among other factors, the nature, frequency and magnitude of current and cumulative losses on an individual subsidiary basis, projections of future taxable income, the duration of statutory carryforward periods, as well as feasible tax planning strategies that would be employed by the Company to prevent tax loss carryforwards from expiring unutilized. Based on Management’s assessment of available objective evidence and considering the future effect of the Company’s initiatives to capture long-term business opportunities, the Company accounted for a valuation allowance in certain subsidiaries in its Mexican operations of $33,091 thousands and $20,915 thousands for the six and three-month periods ended June 30, 2021, respectively, and $17,311 thousands and $3,125 thousands for the six and three-month periods ended June 30, 2020, respectively.

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

In June 2021, Argentine Congress enacted Law 27,630, which increases corporate income tax rate for tax years beginning January 1, 2021 and onwards. The law replaced the 30% fixed tax rate with a progressive tax scale that applies as follows: a) for accumulated net taxable income up to 5,000 thousands Argentine Pesos (roughly $52.2 thousands): 25% tax rate on net taxable income, b) for accumulated net taxable income from 5,000 thousands Argentine Pesos to 50,000 thousands Argentine Pesos (roughly $522.4 thousands): a tax payment of 1,250 thousands Argentine Pesos (roughly $13.1 thousands) plus a 30% tax rate on accumulated net taxable income on any amount exceeding 5,000 thousands Argentine Pesos, c) for accumulated net taxable income exceeding 50,000 thousands Argentine Pesos: a tax payment of 14,750 thousands Argentine Pesos (roughly $154.1 thousands) plus a 35% tax rate on accumulated net taxable income on any amount exceeding 50,000 thousands Argentine Pesos. In addition, the new law permanently extended the 7% withholding tax currently in force to dividend distributions.

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

The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As result of the election of the fair value option, the Company recognized gains in interest income and other financial gains of $2,911 thousands and $11,047 thousands as of June 30, 2021 and 2020, respectively.

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (442,422)	$ (466,569)
Unrealized losses on hedging activities	(5,752)	(2,469)
Estimated tax benefit on unrealized losses	1,870	754
	$ (446,304)	$ (468,284)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the six-months ended June 30, 2021:

	Unrealized	Foreign	Estimated tax
	(Losses) on	Currency	benefit
	hedging activities, net	Translation	(expense)	Total
	(In thousands)
Balances as of December 31, 2020	$ (2,469)	$ (466,569)	$ 754	$ (468,284)
Other comprehensive income (loss) before reclassifications	(562)	24,147	191	23,776
Amount of (gains) loss reclassified from accumulated other comprehensive income (loss)	(2,721)	—	925	(1,796)
Net current period other comprehensive income (loss)	(3,283)	24,147	1,116	21,980
Ending balance	$ (5,752)	$ (442,422)	$ 1,870	$ (446,304)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In thousands)
Unrealized gains on hedging activities	$ 2,721	Cost of net revenues
Estimated tax expense on unrealized gains	(925)	Income tax expense
Total reclassifications for the period	$ 1,796	Total, net of income taxes

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

On August 24, 2018 and August 31, 2018 the Company issued an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (see Note 11 to these interim condensed consolidated financial statements). The conversion of these notes are included in the calculation for diluted earnings per share utilizing the “if converted” method. Accordingly, conversion of these Notes is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive. Additionally, on March 29, 2019 the Company issued Preferred Stock. The conversion of Preferred Stock was included in the calculation for diluted earnings per share utilizing the “if converted” method. Accordingly, conversion of the redeemable convertible preferred stock was not assumed for purposes of computing diluted earnings per share if the effect was antidilutive.

The denominator for diluted net income per share for the six and three-month periods ended June 30, 2021 and 2020 does not include any effect from the 2028 Notes Capped Call Transactions (as defined in Note 11) because it would be antidilutive. In the event of conversion of any or all of the 2028 Notes, the shares that would be delivered to the Company under the Capped Call Transactions (as defined in Note 11) are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 11 to these interim condensed consolidated financial statements and Note 16 to the financial statements for the year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K filed with the SEC for more details. For the six and three-month periods ended June 30, 2021 and 2020, the effects of the conversion of the Notes and the redeemable convertible preferred stock would have been antidilutive and, as a consequence, they were not factored into the calculation of diluted earnings per share.

Net income per share of common stock is as follows for the six and three-month periods ended June 30, 2021 and 2020:

	Six Months Ended June 30,				Three Months Ended June 30,
	2021		2020		2021		2020
	(In thousands)				(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share	$ 0.69	$ 0.69	$ 0.66	$ 0.66	$ 1.37	$ 1.37	$ 1.11	$ 1.11

Numerator:
Net income	$ 34,183	$ 34,183	$ 34,838	$ 34,838	$ 68,195	$ 68,195	$ 55,947	$ 55,947
Dividends on preferred stock	—	—	(2,000)	(2,000)	—	—	(1,000)	(1,000)
Net income corresponding to common stock	$ 34,183	$ 34,183	$ 32,838	$ 32,838	$ 68,195	$ 68,195	$ 54,947	$ 54,947

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	49,844,823	—	49,709,964	—	49,822,272	—	49,709,973	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	49,844,823	—	49,709,964	—	49,822,272	—	49,709,973

4. Cash, cash equivalents, restricted cash and cash equivalent and investments

The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	June 30,	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$ 1,069,909	$ 1,856,394
Restricted cash and cash equivalents
Securitization Transactions	$ 138,271	$ 249,872
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)	—	144,249
Bank account (Argentine Central Bank regulation)	200,546	237,511
Bank collateral account (Secured lines of credit guarantee)	—	574
Money Market Funds (Secured lines of credit guarantee)	22,262	19,469
Cash in bank account	101	155
Total restricted cash and cash equivalents	$ 361,180	$ 651,830
Total cash, cash equivalents, restricted cash and cash equivalents (*)	$ 1,431,089	$ 2,508,224

Short-term investments
Time Deposits	$ 38,771	$ 158,818
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)	707,885	565,705
Sovereign Debt Securities (Secured lines of credit guarantee)	—	71,244
Sovereign Debt Securities	151,711	445,539
Total short-term investments	$ 898,367	$ 1,241,306

Long-term investments
Sovereign Debt Securities	$ 160,949	$ 150,054
Securitization Transactions	2,550	—
Other Investments	17,912	16,057
Total long-term investments	$ 181,411	$ 166,111

(*) Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statements of cash flow.

Regulation issued by Central Bank of Argentina (“CBA”)

a)In January 2020, the CBA enacted regulations related to payment service providers that applies to Fintech companies that are not financial institutions, but nevertheless provide payment services in at least one of the processes of the payments system. On July 7, 2020, the CBA approved the registration of the Argentine subsidiary in the registry for payment service providers. These regulations sets forth certain rules that require payment services providers to, among other things, (i) deposit and maintain users’ funds in specific banks’ accounts, payable on demand; (ii) implement a monthly reporting regime with the CBA; (iii) segregate information related to users’ investments funds; (iv) maintain different bank accounts to segregate the Company’s funds from users’ funds; and (v) introduce clarifications on advertising and documents about the standard terms and conditions of the payment service provider. As of June 30, 2021, in accordance with the regulation, the Company held $200,546 thousands in a bank account, payable on demand.

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

Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)

On November 1, 2018, the Company obtained approval from the Central Bank of Brazil to operate as an authorized payment institution. With this authorization, Mercado Pago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all obligations established by current regulations. Among other obligations, the regulations require authorized payment institutions to hold any electronic balance in a payment institution account in either a specific account of the Central Bank of Brazil that does not pay interest or Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia.” 100% of electronic funds were required to be deposited as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, in accordance with the regulation, the Company held $707,885 thousands and $709,954 thousands deposited in Brazilian federal government bonds, respectively, as a mandatory guarantee (the “Central Bank of Brazil Mandatory Guarantee”).

5. Loans receivable, net

The Company manages loans receivable as “On-line merchant”, “Consumer”, “In-store merchant” and “Credit Cards”. As of June 30, 2021 and December 31, 2020, Loans receivable, net were as follows:

	June 30,	December 31,
	2021	2020
	(In thousands)
On-line merchant	$252,410	$180,063
Consumer	427,061	237,956
In-store merchant	120,711	61,452
Credit Cards	9,594	—
Loans receivable	809,776	479,471
Allowance for uncollectible accounts	(239,324)	(77,816)
Loans receivable, net	$570,452	$401,655

The credit quality analysis of loans receivable was as follows:

	June 30,	December 31,
	2021 (1)	2020
	(In thousands)
1-30 days past due	$47,183	$34,706
31-60 days past due	27,125	16,977
61 -90 days past due	25,539	13,239
91 -120 days past due	27,905	10,632
121 -150 days past due	31,785	5,315
151 -180 days past due	28,919	3,649
181 -210 days past due	19,938	—
211 -240 days past due	16,908	—
241 -270 days past due	14,032	—
Total past due	239,334	84,518
To become due	570,442	394,953
Total	$809,776	$479,471

(1)	As from April 1, 2021, the Company writes off loans when customer balance becomes 360 days past due.

The following table summarizes the allowance for uncollectible accounts activity during the six-month period ended June 30, 2021 and 2020:

	June 30,
	2021	2020
	(In thousands)
Balance at beginning of year	$77,816	$20,444
Adoption of ASC 326 (1)	—	4,977
Charged/credited to Net Income	167,025	34,614
Charges/Utilized /Currency translation adjustments/Write-offs (2)	(5,517)	(34,204)
Balance at end of period	$239,324	$25,831

(1)	Cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020.
(2)	As from April 1, 2021, the Company writes off loans when customer balance becomes 360 days past due.

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

The Company’s consolidated statement of income includes the results of operations of the acquired business as from March 9, 2020. The net income before intercompany eliminations of the acquired Company included in the Company’s consolidated statement of income amounted to $1,967 thousands for the period ended June 30, 2021.

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

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	June 30,	December 31,
	2021	2020
	(In thousands)
Goodwill	$ 85,165	$ 85,211
Intangible assets with indefinite lives
- Trademarks	7,507	7,751
- Digital assets (1)	12,305	—
Amortizable intangible assets
- Licenses and others	4,804	4,932
- Non-compete agreement	3,448	3,426
- Customer list	13,905	14,010
- Trademarks	7,939	7,879
Total intangible assets	$ 49,908	$ 37,998
Accumulated amortization	(26,014)	(23,843)
Total intangible assets, net	$ 23,894	$ 14,155

(1) Digital assets are net of $7,175 thousands of impairment losses accounted for in General and Administrative expenses during the six-month period ended June 30, 2021.

Goodwill

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2021 and the year ended December 31, 2020 are as follows:

	Six Months Ended June 30 2021
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the period	$ 19,762	$ 10,594	$ 31,697	$ 16,996	$ 4,390	$ 1,772	$ 85,211
Effect of exchange rates changes	602	—	77	(333)	(333)	(59)	(46)
Balance, end of the period	$ 20,364	$ 10,594	$ 31,774	$ 16,663	$ 4,057	$ 1,713	$ 85,165

	Year Ended December 31, 2020
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 29,072	$ 6,991	$ 32,196	$ 14,872	$ 3,312	$ 1,166	$ 87,609
Business Acquisitions	—	3,603	1,062	1,241	1,246	748	7,900
Disposals	(3,480)	—	—	—	—	—	(3,480)
Effect of exchange rates changes	(5,830)	—	(1,561)	883	(168)	(142)	(6,818)
Balance, end of the year	$ 19,762	$ 10,594	$ 31,697	$ 16,996	$ 4,390	$ 1,772	$ 85,211

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $1,320 thousands and $1,711 thousands for the three-month periods ended June 30, 2021 and 2020, respectively, while aggregate amortization expense for intangible assets for the six-month periods ended June 30, 2021 and 2020 amounted to $2,638 thousands and $2,519 thousands, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of June 30, 2021:

For year ended 12/31/2021	$ 1,273
For year ended 12/31/2022	1,422
For year ended 12/31/2023	985
For year ended 12/31/2024	347
Thereafter	55
$ 4,082

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Six Months Ended June 30, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 1,719,813	$ 663,301	$ 488,573	$ 209,504	$ 3,081,191
Direct costs	(1,338,507)	(421,145)	(482,330)	(155,568)	(2,397,550)
Direct contribution	381,306	242,156	6,243	53,936	683,641

Operating expenses and indirect costs of net revenues					(426,632)
Income from operations					257,009

Other income (expenses):
Interest income and other financial gains					49,236
Interest expense and other financial losses					(130,631)
Foreign currency losses					(27,180)
Net income before income tax expense					$ 148,434

	Six Months Ended June, 2020
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 862,745	$ 372,079	$ 220,703	$ 74,933	$ 1,530,460
Direct costs	(647,382)	(272,433)	(225,315)	(62,547)	(1,207,677)
Direct contribution	215,363	99,646	(4,612)	12,386	322,783

Operating expenses and indirect costs of net revenues					(253,039)
Income from operations					69,744

Other income (expenses):
Interest income and other financial gains					55,566
Interest expense and other financial losses					(50,561)
Foreign currency losses					(2,089)
Net income before income tax expense					$ 72,660

	Three Months Ended June, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 951,090	$ 366,065	$ 258,076	$ 127,519	$ 1,702,750
Direct costs	(720,470)	(232,176)	(261,424)	(91,258)	(1,305,328)
Direct contribution	230,620	133,889	(3,348)	36,261	397,422

Operating expenses and indirect costs of net revenues					(231,257)
Income from operations					166,165

Other income (expenses):
Interest income and other financial gains					24,165
Interest expense and other financial losses					(39,342)
Foreign currency losses					(12,091)
Net income before income tax expense					$ 138,897

	Three Months Ended June 30, 2020
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 465,298	$ 239,204	$ 125,950	$ 47,917	$ 878,369
Direct costs	(324,754)	(171,408)	(110,553)	(34,943)	(641,658)
Direct contribution	140,544	67,796	15,397	12,974	236,711

Operating expenses and indirect costs of net revenues					(137,273)
Income from operations					99,438

Other income (expenses):
Interest income and other financial gains					18,782
Interest expense and other financial losses					(26,977)
Foreign currency losses					(1,903)
Net income before income tax expense					$ 89,340

The following table summarizes the allocation of property and equipment, net based on geography:

	June 30,	December 31,
	2021	2020
	(In thousands)
US property and equipment, net	$ 1,714	$ 586
Other countries
Argentina	148,233	123,589
Brazil	283,866	171,409
Mexico	146,233	73,315
Other countries	38,951	22,785
	$ 617,283	$ 391,098
Total property and equipment, net	$ 618,997	$ 391,684

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30,	December 31,
	2021	2020
	(In thousands)
US intangible assets	$ 12,305	$ —
Other countries goodwill and intangible assets
Argentina	11,429	12,617
Brazil	20,429	19,958
Mexico	35,139	35,338
Chile	23,577	24,707
Other countries	6,180	6,746
	$ 96,754	$ 99,366
Total goodwill and intangible assets	$ 109,059	$ 99,366

Consolidated net revenues by similar products and services for the six and three-month periods ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,

Consolidated Net Revenues	2021	2020	2021	2020
	(In thousands)		(In thousands)
Commerce	$ 2,052,950	$ 962,413	$ 1,142,326	$ 581,703
Fintech	1,028,241	568,047	560,424	296,666
Total	$ 3,081,191	$ 1,530,460	$ 1,702,750	$ 878,369

8. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	June 30,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)	2020	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 279,202	$ 279,202	$ —	$ —	$ 166,483	$ 166,483	$ —	$ —
Sovereign Debt Securities	—	—	—	—	37,654	37,654	—	—
Restricted Cash and cash equivalents:
Money Market Funds	121,417	121,417	—	—	257,695	257,695	—	—
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)	—	—	—	—	144,249	144,249	—	—
Investments:
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)	707,885	707,885	—	—	565,705	565,705	—	—
Sovereign Debt Securities	315,210	315,210	—	—	666,837	666,837	—	—
Other Assets:
Derivative Instruments	280	—	—	280	199	—	—	199
Total Financial Assets	$ 1,423,994	$ 1,423,714	$ —	$ 280	$ 1,838,822	$ 1,838,623	$ —	$ 199
Liabilities:
Contingent considerations	$ 4,722	$ —	$ —	$ 4,722	$ 4,622	$ —	$ —	$ 4,622
Long-term retention plan	80,789	—	80,789	—	136,816	—	136,816	—
Derivative Instruments	20,266	—	—	20,266	13,964	—	—	13,964
Total Financial Liabilities	$ 105,777	$ —	$ 80,789	$ 24,988	$ 155,402	$ —	$ 136,816	$ 18,586

As of June 30, 2021 and December 31, 2020, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company assumptions. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

As of June 30, 2021 and December 31, 2020, the Company’s liabilities were valued at fair value using Level 2 inputs and Level 3 inputs (valuations based on unobservable inputs reflecting Company assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

As of June 30, 2021 and December 31, 2020, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash, cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets funds and debt securities), accounts receivable, credit cards receivable and other means of payment, loans receivable, funds payable to customers and amounts due to merchants, other assets (excluding derivative instruments), accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent considerations and derivative instruments). As of June 30, 2021 and December 31, 2020, the estimated fair value of the 2028 Notes (liability component), which is based on Level 2 inputs, is $322,281 thousands and $672,345 thousands, respectively, and were determined based on market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the effective interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of June 30, 2021 and December 31, 2020:

	Balances as of	Significant other	Balances as of	Significant other
	June 30,	observable inputs	December 31,	observable inputs
	2021	(Level 2)	2020	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 38,771	$ 38,771	$ 158,818	$ 158,818
Accounts receivable, net	69,844	69,844	49,691	49,691
Credit Cards receivable and other means of payment, net	1,189,802	1,189,802	863,073	863,073
Loans receivable, net	570,452	570,452	401,655	401,655
Other assets	334,842	334,842	236,432	236,432
Total Assets	$ 2,203,711	$ 2,203,711	$ 1,709,669	$ 1,709,669
Liabilities
Accounts payable and accrued expenses	$ 857,622	$ 857,622	$ 767,336	$ 767,336
Funds payable to customers and amounts due to merchants	1,839,209	1,839,209	1,733,095	1,733,095
Salaries and social security payable	142,314	142,314	120,394	120,394
Taxes payable	232,090	232,090	215,918	215,918
Loans payable and other financial liabilities (*)	2,368,267	2,382,950	1,409,269	1,479,165
Other liabilities	73,780	73,780	110,139	110,139
Total Liabilities	$ 5,513,282	$ 5,527,965	$ 4,356,151	$ 4,426,047

(*) The fair value of the 2028 Notes (including the equity component) is disclosed in Note 11.

As of June 30, 2021 and December 31, 2020, the Company held no direct investments in auction rate securities and does not have any non-financial assets or liabilities measured at fair value.

As of June 30, 2021 and December 31, 2020, the fair value of money market funds and sovereign debt securities classified as available for sale securities are as follows:

June 30, 2021
	Cost	Financial Gains	Financial Losses	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 279,202	$ —	$ —	$ 279,202
Total Cash and cash equivalents	$ 279,202	$ —	$ —	$ 279,202

Restricted cash and cash equivalents
Money Market Funds	$ 121,417	$ —	$ —	$ 121,417
Total Restricted cash and cash equivalents	$ 121,417	$ —	$ —	$ 121,417

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee) (1)	$ 706,223	$ 1,662	$ —	$ 707,885
Sovereign Debt Securities (1)	151,693	18	—	151,711
Total Short-term investments	$ 857,916	$ 1,680	$ —	$ 859,596

Long-term investments
Sovereign Debt Securities (1)	$ 162,268	$ 1,235	$ (4)	$ 163,499
Total Long-term investments	$ 162,268	$ 1,235	$ (4)	$ 163,499
Total	$ 1,420,803	$ 2,915	$ (4)	$ 1,423,714

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

As of June 30, 2021, the estimated fair values (in thousands of U.S. dollars) of money market funds and sovereign debt securities classified by their effective maturities are as follows:

One year or less	1,260,215
One year to two years	150,205
Two years to three years	645
Three years to four years	6,718
Four years to five years	2,878
More than five years	3,053
Total	$ 1,423,714

9. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of June 30, 2021, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $10,181 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.

In addition, as of June 30, 2021, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible for an estimated aggregate amount up to $66,634 thousands. No loss amounts have been accrued for such reasonably possible legal actions.

Brazilian preliminary injunction against the Brazilian tax authorities

On November 6, 2014, the Brazilian subsidiaries, Mercadolivre.com Atividades de Internet Ltda., Ebazar.com.br Ltda., Mercado Pago.com Representações Ltda. and the Argentine subsidiary, Mercado Libre S.R.L., filed a writ of mandamus and requested a preliminary injunction with the Federal Court of Osasco against the federal tax authority to avoid the IR (income tax) withholding over payments remitted by the Brazilian subsidiaries to MercadoLibre S.R.L. for the provision of IT support and assistance services by the latter, and requested reimbursement of the amounts improperly withheld over the course of the preceding five (5) years. The preliminary injunction was granted on the grounds that such withholding violated the convention signed between Brazil and Argentina that prevents double taxation. In August 2015, the injunction was revoked by the first instance judge in an award favorable to the federal tax authority. The Company appealed the decision and deposited with the court the disputed amounts. As of June 30, 2021 the total amount of the deposits were $94,393 thousands (which includes $6,408 thousands of interest). Such amounts are included in non-current other assets of the consolidated balance sheet. In June 2020, the Company’s appeal was dismissed. The Company submitted a new remedy before the same court in July 2020, which was dismissed on February 17, 2021. On March 18, 2021 the Company filed an appeal with the superior courts, which is now pending. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position and the existence of favorable decisions issued by the Federal Regional Courts. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

Administrative tax claims

On October 30, 2020 and November 9, 2020, MercadoPago.com Representações Ltda. and Ebazar.com.br Ltda., respectively, received tax assessments claiming income tax payments for the 2016 fiscal year, with respective penalties and fines. In these assessments, the tax authorities do not recognize certain expenses incurred by the Brazilian subsidiaries, such as technology services imported from MercadoLibre S.R.L., Meli Uruguay S.R.L., and MercadoLibre Inc., as deductible for income tax purposes. The tax authorities concluded that the Brazilian entities failed to submit sufficient evidence during the tax assessment that these services were necessary and effectively hired and paid by the Brazilian subsidiaries. The tax assessments that MercadoPago.com Representações Ltda. and Ebazar.com.br Ltda. received amounted to a total of $15,126 thousands and $12,502 thousands, respectively. The subsidiaries filed their defenses on December 1, 2020 and December 8, 2020, respectively, arguing that the agreements and other documentation were submitted as evidence during the tax assessment. The defenses were also complemented by specific descriptions for each project that was impacted by such services to justify the necessity of all the expenses in dispute. On May 25, 2021, MercadoPago.com received an unfavorable decision from the administrative court in the first instance. We will appeal to the administrative court’s second instance. Ebazar.com.br Ltda. is currently awaiting the decision from the administrative court’s first instance. For both cases, the Management’s opinion, based on the opinion of external legal counsel, is that the Company’s position is more likely than not to succeed in court, based on the technical merits of the tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

Other claims

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

As of June 30, 2021 and December 31, 2020, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $2,648,328 thousands and $2,535,041 thousands, respectively, for which the Company recorded an allowance of $5,274 thousands and $8,364 thousands, respectively.

Commitments

The Company entered into a purchase commitment with two U.S. suppliers in relation to the purchase of cloud platform services as follows:

a)for a total amount of $240,500 thousands to be fully paid off between June 1, 2020 and May 31, 2024. As of June 30, 2021, the Company paid $114,444 thousands in relation thereto; and

b)for a total amount of $30,000 thousands to be fully paid off between November 24, 2019 and March 23, 2023. As of June 30, 2021, the Company paid $11,016 thousands in relation thereto.

10. Long term retention program (“LTRP”)

The following table summarizes the 2012, 2014, 2015, 2016, 2017, 2018, 2019, 2020 and 2021 long term retention program accrued compensation expense for the six and three-month periods ended June 30, 2021 and 2020, which are payable in cash according to the decisions made by the Board of Directors:

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
LTRP 2012	—	69	—	—
LTRP 2014	—	125	—	(1)
LTRP 2015	178	4,885	—	3,613
LTRP 2016	1,390	10,055	1,928	7,620
LTRP 2017	2,113	10,560	2,821	7,854
LTRP 2018	1,418	5,363	1,628	3,807
LTRP 2019	15,220	10,320	6,844	6,657
LTRP 2020	17,492	10,530	7,840	6,693
LTRP 2021	13,114	—	6,948	—
Total LTRP	$50,925	$51,907	$28,009	$36,243

11. Loans payable and other financial liabilities

The following table summarizes the Company’s Loans payable and other financial liabilities as of June 30, 2021 and December 31, 2020:

					Book value as of

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	June 30, 2021	December 31, 2020
					(In thousands)
Current loans payable and other financial liabilities:
Loans from banks
Chilean Subsidiary	Chilean Pesos	Fixed	1.47%	July 2021	$70,502	$92,895
Brazilian Subsidiary	Brazilian Reais	—	—%	—	—	70,267
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.98%	December 2021	39,982	42,693
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.8%	December 2021	30,301	29,218
Mexican Subsidiary	Mexican Peso	Variable	TIIE + 2.20%	May 2022	34,261	18,418
Mexican Subsidiary	Mexican Peso	Variable	TIIE + 2.20%	September 2021	18,417	—
Argentine Subsidiary	Argentine Pesos	Fixed	38.75%	October 2021	21,138	14,400
Argentine Subsidiary	Argentine Pesos	Fixed	38.50%	October 2021	21,115	—
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	6.25%	September 2021	8,161	—
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	5.98%	October 2021	2,042	13,406
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	6.31%	October 2021	5,128	—

Secured lines of credit
Argentine Subsidiary	Argentine Pesos	Fixed	34.36%	July 2021	47,163	18,311
Argentine Subsidiary	Argentine Pesos	Fixed	36.67%	July 2021	11,870	—
Brazilian Subsidiary	Brazilian Reais	—	—%	—	—	58,437
Mexican Subsidiary	Mexican Peso	Fixed	10.08%	June 2022	3,124	—

Unsecured lines of credit
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	6.57%	July 2021	32,635	20,055
Argentine Subsidiary	Argentine Pesos	—	—%	—	—	116,140

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.69 to 0.80%	September 2021	32,068	—
Brazilian Subsidiary	Brazilian Reais	Variable	103% to 129% of CDI	July 2021 - June 2022	142,400	—

2028 Notes					3,318	6,649
2026 Sustainability Notes					4,381	—
2031 Notes					10,087	—
Finance lease obligations					8,132	7,394
Credit card collateralized debt					6,333	12,920
Collateralized debt					27,122	25,342
Other lines of credit					106	1,848
					$579,786	$548,393

Non Current loans payable and other financial liabilities:
2028 Notes					304,280	595,800
2026 Sustainability Notes					396,465	—
2031 Notes					693,491	—
Finance lease obligations					25,465	16,261
Collateralized debt					351,936	248,815

Secured lines of credit
Mexican Subsidiary	Mexican Peso	Fixed	10.08%	July 2026	16,844	—
					$1,788,481	$860,876

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

During the six-month period ended June 30, 2021, 901 Notes were converted, for a total amount of $901 thousands. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. The Company reconfirmed during the second quarter of 2021 that the conversion threshold was met and the Notes remain eligible for conversion. As of the date of issuance of these interim condensed consolidated financial statements, the Company did not receive additional requests for conversion.

The Company has entered into capped call transactions with respect to shares of its common stock with certain financial institutions (the “2028 Notes Capped Call Transactions”). The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of the Company’s common stock is greater than the strike price and lower than the cap price of the 2028 Notes Capped Call Transactions. The amounts the Company has paid, including transaction expenses, are $91,784 thousands (August 2018), $11,472 thousands (November 2018), $88,362 thousands (June 2019), $104,095 thousands (June 2020), $82,682 thousands (August 2020), $120,012 thousands (November 2020) and $100,769 thousands (January 2021). In addition, the Company paid $8,005 thousands in November 2019 to amend the strike and cap prices of the capped call transaction purchased in November 2018. The cost of the 2028 Notes Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheets. In June 2021, the Company terminated certain of its 2028 Notes Capped Call Transactions and received as consideration $102,382 thousands in cash and 57,047 shares of Common Stock. Cash proceeds of terminating certain of the 2028 Notes Capped Call Transactions were used to repurchase 71,175 shares of Common Stock.

In January 2021, the Company repurchased $440,000 thousands principal amount of the outstanding of the 2028 Notes. The total amount paid amounted to $1,865,076 thousands, which includes principal, interest accrued and premium. The settlement consideration was first allocated to the extinguishment of the liability component of the 2028 Notes repurchased. The difference of $29,953 thousands between the fair value of the liability component and the net carrying amount of the liability component and unamortized debt issuance costs was recognized as a loss on debt extinguishment; in addition, $19,294 thousands paid as a premium was recognized as a loss in Interest expense and other financial losses line in the consolidated statement of income in January 2021. The remaining consideration of $1,484,279 thousands (net of income tax effects) was allocated to the reacquisition of the equity component and recognized as a reduction of stockholders’ equity.

The total estimated fair value of the 2028 Notes was $1,560,076 thousands and $3,416,819 thousands as of June 30, 2021 and December 31, 2020, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of June 30, 2021 and December 31, 2020 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $1,557.79 closing price of the Company’s common stock on June 30, 2021, the if-converted value of the 2028 Notes exceeded their principal amount by $1,103,563 thousands.

The following table presents the carrying amounts of the liability and equity components related to the 2028 Notes as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In thousands)
Amount of the equity component (1)	$163,653	$327,305

2.00% Convertible Senior Notes due 2028	$439,092	$879,993
Unamortized debt discount (2)	(130,540)	(275,299)
Unamortized transaction costs related to the debt component	(4,276)	(8,894)
Contractual coupon interest accrual	46,442	41,409
Contractual coupon interest payment	(43,120)	(34,760)
Net carrying amount	$307,598	$602,449

(1)Net of $3,082 thousands of transaction costs related to the equity component of the 2028 Notes.

(2)As of June 30, 2021, the remaining period over which the unamortized debt discount will be amortized is 7.2 years.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Six month periods ended June 30,		Three month periods ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Contractual coupon interest expense	$5,033	$8,800	$2,197	$4,400
Amortization of debt discount	7,804	12,727	3,449	6,420
Amortization of debt issuance costs	184	275	82	140
Total interest expense related to the 2028 Notes	$13,021	$21,802	$5,728	$10,960

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

The following table summarizes the Company’s collateralized debt as of June 30, 2021:

SPEs	Collateralized debt as of June 30, 2021	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	90,489	DI plus 2.5%	Brazilian Reais	May 2024
Fundo de Investimento Em DireitosCreditórios Arandu	198,208	DI plus 1.75%	Brazilian Reais	June 2023
Mercado Crédito Consumo II	789	Badlar rates plus 200 basis points with a min 27% and a max 37%	Argentine Pesos	July 2021
Mercado Crédito VIII	351	Badlar rates plus 200 basis points with a min 29% and a max 39%	Argentine Pesos	July 2021
Mercado Crédito Consumo III	3,350	Badlar rates plus 200 basis points with a min 29% and a max 41%	Argentine Pesos	August 2021
Mercado Crédito IX	4,385	Badlar rates plus 200 basis points with a min 30% and a max 44%	Argentine Pesos	February 2022
Mercado Crédito X	11,019	Badlar rates plus 200 basis points with a min 30% and a max 45%	Argentine Pesos	June 2022
Mercado Crédito Consumo IV	6,672	Badlar rates plus 200 basis points with a min 30% and a max 44%	Argentine Pesos	January 2022
Fideicomiso de administración y fuente de pago CIB/3369	63,795	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.0%	Mexican Pesos	April 2024

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

The assets and liabilities of the SPEs are included in the Company’s interim condensed consolidated financial statements as of June 30, 2021 and December 31, 2020 as follows:

	June 30,	December 31,
	2021	2020
Assets	(In thousands)
Current assets:
Restricted cash and cash equivalents	$138,271	$249,872
Credit cards receivable and other means of payments, net	158,181	—
Loans receivable, net	245,469	113,846
Other assets	196	—
Total current assets	542,117	363,718
Non-current assets:
Long-term investments	2,550	—
Loans receivable, net	13,148	9,581
Total non-current assets	15,698	9,581
Total assets	$557,815	$373,299
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$208	$100
Loans payable and other financial liabilities	27,122	25,342
Total current liabilities	27,330	25,442
Non-current liabilities:
Loans payable and other financial liabilities	351,936	248,815
Total non-current liabilities	351,936	248,815
Total liabilities	$379,266	$274,257

13. Leases

The Company leases certain fulfillment, cross-docking and services centers, office space, machines and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2021	2020
Operating Leases	(In thousands)
Operating lease right-of-use assets	$396,253	$303,214

Operating lease liabilities	$394,076	$298,847

Finance Leases
Property and equipment, at cost	50,027	29,798
Accumulated depreciation	(8,143)	(4,086)
Property and equipment, net	$41,884	$25,712

Loans payable and other financial liabilities	$33,597	$23,655

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases at June 30, 2021:

Weighted average remaining lease term
Operating leases	7	Years
Finance leases	4	Years

Weighted average discount rate (*)
Operating leases	8%
Finance leases	13%

(*) Includes discount rates of leases in local currency and U.S dollar.

The components of lease expense were as follows:

	Six months ended June 30,
	2021	2020
	(In thousands)
Operating lease cost	$34,174	$18,721

Finance lease cost:
Depreciation of property and equipment	3,979	1,030
Interest on lease liabilities	1,965	896
Total finance lease cost	$5,944	$1,926

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$31,632	$17,540
Financing cash flows from finance leases	9,117	1,064

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$110,233	$28,823
Finance leases	16,930	790

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending June 30, 2021	Operating Leases	Finance Leases
	(In thousands)
One year or less	$83,675	$11,936
One year to two years	82,703	11,832
Two years to three years	79,110	10,734
Three years to four years	71,133	6,294
Four years to five years	52,907	2,360
Thereafter	131,611	—
Total lease payments	$501,139	$43,156
Less imputed interest	(107,063)	(9,559)
Total	$394,076	$33,597

14. Derivative instruments

The Company designates certain derivatives as hedges of particular risks associated with forecasted purchases. These transactions, mainly currency forward contracts, are classified as cash flow hedges.

As of June 30, 2021 the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of June 30, 2021, the Company estimated that the whole amount of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

In addition, as of June 30, 2021, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian and Mexican subsidiaries, whose functional currencies are the Brazilian Reais and Mexican Peso, respectively. These transactions were not designated as hedges for accounting purposes.

Finally, as of June 30, 2021, the Company entered into swap contracts to hedge the interest rate fluctuation of its financial debt related to its credit cards receivable securitization transactions in Brazil. These transactions were not designated as hedges for accounting purposes.

The following table presents the notional amounts of the Company’s outstanding derivative instruments:

Notional Amount as of
June 30, 2021
(In thousands)
Designated as hedging instrument
Foreign exchange contracts	$79,769

Not designated as hedging instrument
Foreign exchange contracts	$269,474
Interest rate contracts	$185,785

Foreign exchange contracts

The fair values of the Company’s outstanding derivative instruments as of June 30, 2021 and December 31, 2020 were as follows:

		June 30,	December 31,
	Balance sheet location	2021	2020
		(In thousands)
Derivatives
Foreign exchange contracts not designated as hedging instruments	Other current assets	$84	$199
Interest rate contracts not designated as hedging instruments	Other current assets	196	—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	14,406	11,106
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	5,860	2,858

The effects of derivative contracts on unaudited interim condensed consolidated of comprehensive income as of June 30, 2021 were as follows:

		Amount of	Amount of (gain) loss reclassified
	December 31,	Gain (Loss) recognized	from accumulated	June 30,
	2020	in other comprehensive loss	other comprehensive loss	2021
(In thousands)
Foreign exchange contracts designated as cash flow hedges	$ (2,469)	$ (562)	$ (2,721)	$ (5,752)

The effects of derivative contracts on unaudited interim condensed consolidated statement of income for the six and three-month periods ended June 30, 2021 and 2020 were as follows:

	Six month periods ended June 30,		Three month periods ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	$(10,986)	$21,826	$(29,975)	$5,059
Interest rate contracts not designated as hedging instruments recognized in interest and other, net	187	—	187	—

15. Share repurchase program

On August 30, 2020, the Board of Directors of MercadoLibre (“the Board”) authorized the Company to repurchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for aggregate consideration of up to $350,000 thousands. The share repurchase program was scheduled to expire on August 31, 2021. On August 4, 2021, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $150,000 thousands. This authorization, which replaced and superseded the previous authorization, expires on August 31, 2022.

The Company expects to purchase shares at any time and from time to time, in compliance with applicable federal securities laws, through open-market purchases, block trades, derivatives, trading plans established in accordance with SEC rules, or privately negotiated transactions. The timing of repurchases will depend on factors including market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. The share repurchase program may be suspended from time to time or discontinued, and there is no assurance as to the number of shares that will be repurchased under the program or that there will be any repurchases.

As of June 30, 2021, the Company had acquired 78,542 shares under the share repurchase program.

On June 7, 2021, the Board authorized the use of part or all of the cash proceeds of terminating certain of its 2028 Notes Capped Call Transactions to repurchase shares of common stock. The Board’s authorization is in addition to the share repurchase authorization referred to above. Under this authorization the Company had acquired 71,175 shares.

From time to time, the Company acquires shares of its own common stock in the Argentine market and pays for them in Argentine pesos at a price that reflects the additional cost of accessing US dollars through an indirect mechanism, because of restrictions imposed by the Argentine government for buying US dollars at the official exchange rate in Argentina. As a result, the Company recognized a foreign currency loss of $31,000 thousands and $12,720 thousands for the six and three-month period ended June 30, 2021.

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

As of June 30, 2021, the Company’s main source of liquidity was $1,260,391 thousands of cash and cash equivalents and short-term investments, which excludes a $707,885 thousands investment related to the Central Bank of Brazil Mandatory Guarantee.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties–many of which are beyond our control– as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2021, as updated by those described in “Item 1A — Risk Factors” in Part II of our report on Form 10-Q for the quarter ended March 31, 2021 and in other reports we file from time to time with the SEC.

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

•a discussion of our principal trends and results of operations for the six and three-month periods ended June 30, 2021 and 2020;

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

The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full experience. As of June 30, 2021, we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile and Colombia.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the six and three-month periods ended June 30, 2021 and 2020:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
(% of total consolidated net revenues) (*)	2021	2020	2021	2020
Brazil	55.8%	56.4%	55.9%	53.0%
Argentina	21.5	24.3	21.5	27.2
Mexico	15.9	14.4	15.2	14.3
Other Countries	6.8	4.9	7.5	5.5

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the six and three-month periods ended June 30, 2021 and 2020:

	Six-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	June 30,		to 2021 (*)		June 30,		to 2021 (*)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$1,719.8	$862.7	$857.1	99.3%	$951.1	$465.3	$485.8	104.4%
Argentina	663.3	372.1	291.2	78.3	366.1	239.2	126.9	53.0
Mexico	488.6	220.7	267.9	121.4	258.1	125.9	132.1	104.9
Other Countries	209.5	74.9	134.6	179.6	127.5	47.9	79.6	166.1
Total Net Revenues	$3,081.2	$1,530.5	$1,550.7	101.3%	$1,702.7	$878.4	$824.4	93.9%

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

The following table summarizes our consolidated net revenues by revenue stream for the six and three-month periods ended June 30, 2021 and 2020:

	Six-month Periods Ended		Three-month Periods Ended
	June 30, (*)		June 30, (*)
Consolidated net revenues by revenue stream	2021	2020	2021	2020
	(in millions)		(in millions)
Commerce (**)	$2,052.9	$962.4	$1,142.3	$581.7
Fintech	1,028.2	568.0	560.4	296.7
Total	$3,081.2	$1,530.5	$1,702.7	$878.4

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the six-month periods ended June 30, 2021 and 2020, no single customer accounted for more than 5.0% of our net revenues.

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

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues, which are classified as a cost of net revenues. These taxes represented 8.4% of net revenues for the six-month period ended June 30, 2021, as compared to 7.4% for the same period in 2020. For the three-month periods ended June 30, 2021 and 2020, these taxes represented 8.5% of net revenues.

Cost of net revenues

Cost of net revenues primarily includes cost of sales of goods, shipping operation costs (including warehousing costs), carrier and other operating costs, bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, fraud prevention fees, certain taxes on revenues, certain taxes on bank transactions, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges and depreciation and amortization.

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

General and administrative expenses

Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation of outside directors, long term retention program compensation, expenses for legal, audit and other professional services, insurance expenses, office space rental expenses, impairment losses from digital assets, travel and business expenses, as well as depreciation and amortization costs. Our general and administrative expenses include the costs of the following areas: general management, finance, treasury, internal audit, administration, accounting, tax, legal and human resources.

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

Results of operations for the six and three-month periods ended June 30, 2021 compared to the six and three-month periods ended June 30, 2020

The selected financial data for the six and three-month periods ended June 30, 2021 and 2020 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that Management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the six and three-month periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021 or for any other period.

Statement of income data

	Six-month Periods Ended June 30,		Three-month Periods Ended June 30,
(In millions)	2021 (*)	2020 (*)	2021 (*)	2020 (*)
	(Unaudited)		(Unaudited)
Net service revenues	$2,735.6	$1,485.8	$1,504.7	$845.9
Net product revenues	345.6	44.7	198.0	32.5
Net revenues	3,081.2	1,530.5	1,702.7	878.4

Cost of net revenues	(1,735.9)	(790.5)	(948.8)	(451.2)
Gross profit	1,345.3	740.0	753.9	427.2

Operating expenses:
Product and technology development	(273.0)	(146.7)	(147.0)	(73.3)
Sales and marketing	(621.3)	(390.6)	(333.1)	(184.1)
General and administrative	(194.0)	(133.0)	(107.7)	(70.4)
Total operating expenses	(1,088.3)	(670.2)	(587.8)	(327.7)
Income from operations	257.0	69.7	166.2	99.4

Other income (expenses):
Interest income and other financial gains	49.2	55.6	24.2	18.8
Interest expense and other financial losses (**)	(130.6)	(50.6)	(39.3)	(27.0)
Foreign currency losses	(27.2)	(2.1)	(12.1)	(1.9)
Net income before income tax expense	148.4	72.7	138.9	89.3

Income tax expense	(114.3)	(37.8)	(70.7)	(33.4)
Net income	$34.2	$34.8	$68.2	$55.9

(*) The table above may not total due to rounding.

(**) Includes $49.2 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 11 of our unaudited interim condensed consolidated financial statements for further detail on 2028 Notes repurchase.

Principal trends in results of operations

Net revenues

Our net revenues maintained its growth trajectory during the first half of 2021, specifically related to the increase in our gross merchandise volume and the growth of our FinTech solution services (off-platform transactions through Mercado Pago, credits business, financing payment transactions, etc.). Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Net Revenues” section in the current document for further detail on net revenues trends for the six and three-month periods ended June 30, 2021 and 2020.

As a consequence of the COVID-19 pandemic which has affected many countries in Latin America, governments in the region imposed total or partial lockdowns and curfews in March 2020, some of which have been subsequently extended, modified or rescinded based on the evolution of the COVID-19 pandemic.

We are not able to predict any negative impacts that the COVID-19 pandemic may have on our business in the future. See Note 16 to our unaudited condensed consolidated financial statements.

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

Our gross profit trends are directly affected by our revenue, as stated above, and our cost of net revenues. In this sense, our main cost of net revenue are composed of cost of sales of goods, bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, sales taxes, shipping operation costs (including warehousing costs), carrier and other operating costs, hosting and site operation fees, compensation for customer support personnel and ISP connectivity charges. This cost structure is directly affected by the level of operations of our services, and our strategic plan on gross profit is built on factors such as an ample liquidity to fund expenses and investments and a cost-effective capital structure.

However, in the future, our gross profit margin could decline if we continue growing our sales of goods business, which has a lower pure product margin, and building up our logistics network, if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues trend and if we are not able to apply appropriate measures regarding our business to prevent potential negative impacts of the COVID-19 pandemic.

For the six-month periods ended June 30, 2021 and 2020, our gross profit margins were 43.7% and 48.4%, respectively. The decrease in our gross profit margin resulted primarily from an increase in cost of product sold and shipping operating costs, as a percentage of net revenues, partially offset by a decrease in collection fees, as a percentage of net revenues.

For the three-month periods ended June 30, 2021 and 2020, our gross profit margins were 44.3% and 48.6%, respectively. The decrease in our gross profit margin resulted primarily from an increase in cost of product sold and shipping operating costs, as a percentage of net revenues, partially offset by a decrease in collection fees, as a percentage of net revenues.

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

For the six-month period ended June 30, 2021, as compared to the same period in 2020, our operating margin increased from a margin of 4.6% to a margin of 8.3%. This increase is primarily a consequence of the increase in net revenues explained above, marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior and a decrease in chargebacks and buyer protection program expenses, as a percentage of net revenues.

For the three-month period ended June 30, 2021, as compared to the same period in 2020, our operating margin decreased from a margin of 11.3% to a margin of 9.8%. This decrease is primarily a consequence of an increase in marketing expenses, as percentage of net revenues, and the increase in cost of net revenues explained above, mainly related to cost of product sold and shipping operating costs .

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

	Six-month Periods Ended June 30, (*)		Three-month Periods Ended June 30, (*)
(in millions)	2021	2020	2021	2020

Unique active users (1)	98.0	65.5	75.9	51.5
Gross merchandise volume (2)	$13,079.8	$8,459.0	$7,022.6	$5,044.8
Number of successful items sold (3)	466.6	284.2	244.6	178.5
Number of successful items shipped (4)	438.6	247.7	230.5	157.5
Total payment volume (5)	$32,247.1	$19,308.8	$17,529.4	$11,214.3
Total volume of payments on marketplace (6)	$12,615.2	$7,966.5	$6,775.2	$4,763.2
Total payment transactions (7)	1,360.0	695.5	729.9	404.8
Capital expenditures	$262.8	$101.9	$150.2	$48.4
Depreciation and amortization	$84.5	$44.2	$46.1	$22.7

(*) Figures have been calculated using rounded amounts. Growth calculations based on this table may not total due to rounding.

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

(6)Measure of the total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago, excluding shipping and financing fees.

(7)Measure of the number of all transactions paid for using Mercado Pago.

Net revenues

	Six-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	June 30,		to 2021 (*)		June 30,		to 2021 (*)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$3,081.2	$1,530.5	$1,550.7	101.3%	$1,702.7	$878.4	$824.4	93.9%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Our net revenues grew 101.3% and 93.9% for the six and three-month periods ended June 30, 2021, as compared to the same periods in 2020, respectively. The increase in net revenues was primarily attributable to:

a)an increase of $1,090.5 million and $560.6 million, or 113.3% and 96.4%, in Commerce revenues, for the six and three-month periods ended June 30, 2021, respectively, as compared to the same periods in 2020. This increase is mainly generated by a 54.6% and 39.2% increase in our gross merchandise volume and an increase of $296.1 and $161.9 million in our sales of goods business, for the six and three-month periods ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase in our net revenues was partially offset by an increase of $259.1 million and $100.4 million in shipping carrier costs which are netted from revenues, from $424.8 million and $248.2 million for the six and three-month periods ended June 30, 2020 to $683.9 million and $348.6 million for the six and three-month periods ended June 30, 2021, respectively; and

b)an increase of 81.0% and 88.9%, in FinTech revenues, from $568.0 million and $296.7 million for the six and three-month periods ended June 30, 2020 to $1,028.2 million and $560.4 million for the six and three-month periods ended June 30, 2021. This increase is mainly generated by an increase of $211.2 million and $123.3 million in credit business, and increases in off-platform transactions and financing mainly associated to an 67.0% and 56.3% increase in our total payment volume, for the six and three-month periods ended June 30, 2021, respectively, as compared to the same periods in 2020.

	Six-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	June 30,		to 2021 (*)		June 30,		to 2021 (*)
Consolidated Net Revenues by revenue stream	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Commerce	$1,114.5	$517.5	$597.0	115.4%	$623.6	$302.9	$320.7	105.9%
Fintech	605.3	345.2	260.1	75.3%	327.5	162.4	165.1	101.7%
	$1,719.8	862.7	$857.1	99.3%	$951.1	$465.3	$485.8	104.4%
Argentina
Commerce	$377.5	$205.5	$172.0	83.7%	$210.3	$138.0	$72.2	52.3%
Fintech	285.8	166.6	119.2	71.6%	155.8	101.2	54.6	54.0%
	$663.3	372.1	$291.2	78.3%	$366.1	$239.2	$126.9	53.0%
Mexico
Commerce	$392.0	$182.8	$209.2	114.4%	$204.1	$105.5	$98.5	93.3%
Fintech	96.6	37.9	58.7	155.0%	54.0	20.4	33.6	164.8%
	$488.6	220.7	$267.9	121.4%	$258.1	$125.9	$132.1	104.9%
Other countries
Commerce	$168.9	$56.6	$112.3	198.5%	$104.4	$35.2	$69.2	196.6%
Fintech	40.6	18.3	22.2	121.1%	23.1	12.7	10.4	81.8%
	$209.5	74.9	$134.6	179.6%	$127.5	$47.9	$79.6	166.1%
Consolidated
Commerce	$2,052.9	$962.4	$1,090.5	113.3%	$1,142.3	$581.7	$560.6	96.4%
Fintech	1,028.2	568.0	460.2	81.0%	560.4	296.7	263.8	88.9%
Total	$3,081.2	$1,530.5	$1,550.7	101.3%	$1,702.7	$878.4	$824.4	93.9%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Brazil

Commerce revenues in Brazil increased 115.4% in the six-month period ended June 30, 2021 as compared to the same period in 2020. This increase was primarily generated by a 49% increase in our gross merchandise volume and the increase in our sales of goods business. Fintech revenues grew by 75.3%, a $260.1 million increase, during the six-month period ended June 30, 2021 as compared to the same period in 2020, mainly driven by a 70.2% increase in the off-platform payments volume, credits business and financing.

Commerce revenues in Brazil increased 105.9% in the three-month period ended June 30, 2021 as compared to the same period in 2020. This increase was primarily generated by a 45% increase in our gross merchandise volume and the increase in our sales of goods business. Fintech revenues grew by 101.7%, a $165.1 million increase, during the three-month period ended June 30, 2021 as compared to the same period in 2020, mainly driven by a 92.7% increase in the off-platform payments volume, credits business and financing.

Argentina

Commerce revenues in Argentina increased 83.7% in the six-month period ended June 30, 2021 as compared to the same period in 2020. This increase was primarily generated by a 42% increase in our gross merchandise volume and the increase in our sales of goods business. Fintech revenues grew 71.6%, a $119.2 million increase, during the six-month period ended June 30, 2021 as compared to the same period in 2020, mainly driven by a 70.4% increase in the off-platform payments volume, credit business and financing, partially offset by the aforementioned devaluation of the local currency.

Commerce revenues in Argentina increased 52.3% in the three-month period ended June 30, 2021 as compared to the same period in 2020. This increase was primarily generated by a 16% increase in our gross merchandise volume and the increase in our sales of goods business. Fintech revenues grew 54.0%, a $54.6 million increase, during the three-month period ended June 30, 2021 as compared to the same period in 2020, mainly driven by a 43.4% increase in the off-platform payments volume, credit business and financing, partially offset by the aforementioned devaluation of the local currency.

Mexico

Commerce revenues in Mexico increased 114.4% in the six-month period ended June 30, 2021 as compared to the same period in 2020. This increase was primarily generated by a 74% increase in our gross merchandise volume and the increase in our sales of goods business. Fintech revenues grew 155.0%, a $58.7 million increase, during the six-month period ended June 30, 2021 as compared to the same period in 2020, mainly driven by a 104.8% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), financing and credits business.

Commerce revenues in Mexico increased 93.3% in the three-month period ended June 30, 2021 as compared to the same period in 2020. This increase was primarily generated by a 49% increase in our gross merchandise volume and the increase in our sales of goods business. Fintech revenues grew 164.8%, a $33.6 million increase, during the three-month period ended June 30, 2021 as compared to the same period in 2020, mainly driven by a 96.8% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), financing and credits business.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,		September 30,		December 31,
	(in millions, except percentages)
	(*)
2021
Net revenues	$1,378.4	$1,702.7	$	n/a	$	n/a
Percent change from prior quarter	4%	24%
2020
Net revenues	$652.1	$878.4		$1,115.7		$1,327.3
Percent change from prior quarter	-3%	35%		27%		19%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies, for the six and three-month periods ended June 30, 2021 as compared to the same periods in 2020:

	Changes from 2020 to 2021 (*)
(% of revenue growth in Local Currency)	Six-month period	Three-month period
Brazil	116.5%	100.7%
Argentina	149.2%	112.1%
Mexico	104.2%	76.2%
Other Countries	160.1%	142.6%
Total Consolidated	126.4%	102.6%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2020 and applying them to the corresponding months in 2021, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.

In Argentina, the increase in local currency growth is due to an increase in our Argentine Commerce transactions volume, increases in our off-platform transactions business through Mercado Pago, an increase in our credits and financing business and a high level of inflation.

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

Cost of net revenues

	Six-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	June 30		to 2021 (*)		June 30		to 2021 (*)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$1,735.9	$790.5	$945.4	119.6%	$948.8	$451.2	$497.6	110.3%
As a percentage of net revenues (*)	56.3%	51.6%			55.7%	51.4%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2021 as compared to the same period in 2020, the increase of $945.4 million in cost of net revenues was primarily attributable to: i) a $266.1 million increase in cost of sales of goods mainly in Brazil, Argentina and Mexico; ii) a $249.5 million increase in shipping operating costs; iii) a $144.3 million increase in sales taxes; iv) a $108.7 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; v) a $49.3 million increase in shipping carrier costs and; vi) a $43.1 million increase in customer support costs mainly associated with salaries and wages due to new hires and temporary customer support workers.

For the three-month period ended June 30, 2021 as compared to the same period in 2020, the increase of $497.6 million in cost of net revenues was primarily attributable to: i) a $152.1 million increase in cost of sales of goods mainly in Brazil, Argentina and Mexico; ii) a $130.1 million increase in shipping operating costs; iii) a $70.2 million increase in sales taxes; iv) a $50.7 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; v) a $25.5 million increase in shipping carrier costs and; vi) a $23.2 million increase in customer support costs mainly associated with salaries and wages due to new hires and temporary customer support workers.

Product and technology development expenses

	Six-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	June 30		to 2021 (*)		June 30		to 2021 (*)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$273.0	$146.7	$126.3	86.1%	$147.0	$73.3	$73.7	100.6%
As a percentage of net revenues (*)	8.9%	9.6%			8.6%	8.3%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2021, the increase in product and technology development expenses as compared to the same period in 2020 amounted to $126.3 million. This increase was primarily attributable to: i) a $67.6 million increase in salaries and wages mainly related to new hires; ii) a $29.5 million increase in maintenance expenses mainly related to higher software licenses expenses and iii) a $11.5 million increase in depreciation and amortization expenses.

For the three-month period ended June 30, 2021, the increase in product and technology development expenses as compared to the same period in 2020 amounted to $73.7 million. This increase was primarily attributable to: i) a $40.6 million increase in salaries and wages mainly related to new hires; ii) a $15.2 million increase in maintenance expenses mainly related to higher software licenses expenses and iii) a $6.5 million increase in depreciation and amortization expenses.

We believe product development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Six-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	June 30		to 2021 (*)		June 30		to 2021 (*)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$621.3	$390.6	$230.7	59.1%	$333.1	$184.1	$149.0	81.0%
As a percentage of net revenues (*)	20.2%	25.5%			19.6%	21.0%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2021, the $230.7 million increase in sales and marketing expenses as compared to the same period in 2020 was primarily attributable to: i) a $100.5 million increase in bad debt expenses; ii) a $82.3 million increase in online and offline marketing expenses mainly in Brazil, Mexico and Argentina; iii) a $17.7 million increase in our buyer protection program expenses, mainly in Mexico; and iv) a $17.0 million increase in salaries and wages.

For the three-month period ended June 30, 2021, the $149.0 million increase in sales and marketing expenses as compared to the same period in 2020 was primarily attributable to: i) a $72.0 million increase in online and offline marketing expenses mainly in Brazil, Mexico and Argentina; and ii) a $41.4 million increase in bad debt expenses.

General and administrative expenses

	Six-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	June 30		to 2021 (*)		June 30		to 2021 (*)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$194.0	$133.0	$61.0	45.9%	$107.7	$70.4	$37.3	52.9%
As a percentage of net revenues (*)	6.3%	8.7%			6.3%	8.0%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2021, the $61.0 million increase in general and administrative expenses as compared to the same period in 2020 was primarily attributable to: i) a $27.8 million increase in salaries and wages, mainly related to new hires; ii) a $12.4 million increase in tax, legal and other fees; iii) a $9.3 million increase in temporary services primarily related to administrative workers; and iv) a $7.2 million increase in impairment losses from digital assets.

For the three-month period ended June 30, 2021, the $37.3 million increase in general and administrative expenses as compared to the same period in 2020 was primarily attributable to: i) a $16.0 million increase in salaries and wages, mainly related to new hires; ii) a $6.4 million increase in tax, legal and other fees; iii) a $5.1 million increase in temporary services primarily related to administrative workers; and iv) a $7.0 million increase in impairment losses from digital assets.

Other income (expense), net

	Six-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	June 30		to 2021 (*)		June 30		to 2021 (*)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$(108.6)	$2.9	$(111.5)	-3823.6%	$(27.3)	$(10.1)	$(17.2)	170.1%
As a percentage of net revenues (*)	-3.5%	0.2%			-1.6%	-1.1%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2021, the $111.5 million decrease in other income (expense), net as compared to the same period in 2020 was primarily attributable to: i) a $80.1 million increase in interest expense and other financial losses mainly attributable to a $49.2 million of loss on debt extinguishment and premium recognized during the first quarter of 2021 related to the repurchase of $440 million of principal of the 2028 Notes (refer to Note 11 of our unaudited interim condensed consolidated financial statements for further detail) and higher level of indebtedness during 2021, mainly in U.S., Argentina and Brazil; ii) a $25.1 million increase in our foreign currency loss mainly related to a loss of $31.0 million attributable to our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing US dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying US dollars at the official exchange rate (refer to Note 15 of our unaudited interim condensed consolidated financial statements for further detail), partially offset by a $7.3 million foreign exchange gain from our Argentine subsidiaries and; iii) a $6.3 million decrease in interest income and other financial gains from our financial investments as a result of lower float in our U.S. investments, mainly offset by higher interest income in Argentina due to higher float and higher rates.

For the three-month period ended June 30, 2021, the $17.2 million decrease in other income (expense), net as compared to the same period in 2020 was primarily attributable to: i) a $12.4 million increase in interest expense and other financial losses mainly attributable to higher level of indebtedness during the second quarter of 2021, mainly in U.S. and Argentina ; ii) a $10.2 million increase in our foreign currency loss mainly related to a loss of $12.7 million attributable to our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing US dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying US dollars at the official exchange rate (refer to Note 15 of our unaudited interim condensed consolidated financial statements for further detail), partially offset by a $1.7 million foreign exchange gain from our Argentine subsidiaries. This decrease was partially offset by a $5.4 million increase in interest income and other financial gains from our financial investments as a result of higher interest income in Argentina due to higher float and higher rates.

Income tax

	Six-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	June 30		to 2021 (*)		June 30		to 2021 (*)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax expense	$(114.3)	$(37.8)	$(76.4)	202.1%	$(70.7)	$(33.4)	$(37.3)	111.7%
As a percentage of net revenues (*)	-3.7%	-2.5%			-4.2%	-3.8%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

During the six-month period ended June 30, 2021 as compared to the same period in 2020, income tax expense increased by $76.4 million mainly as a result of higher income tax expense in Argentina and Brazil as a consequence of higher pre-tax gain in our Argentine and Brazilian segments in 2021 and higher income tax expense due to withholding tax on dividends from our Argentine subsidiary.

During the three-month period ended June 30, 2021 as compared to the same period in 2020, income tax expense increased by $37.3 million mainly as a result of higher income tax expense in Argentina as a consequence of higher pre-tax gain in our Argentine segment in 2021 and higher income tax expense due to withholding tax on dividends from our Argentine subsidiary.

Our effective tax rate is defined as income tax expense as a percentage of income before income tax expense.

The following table summarizes our effective tax rates for the six and three-month periods ended June 30, 2021 and 2020:

	Six-month Periods Ended		Three-month Periods Ended
	June 30, (*)		June 30, (*)
	2021	2020	2021	2020

Effective tax rate	77.0%	52.1%	50.9%	37.4%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Our effective tax rate for the six -month period ended June 30, 2021 increased as compared to the same period in 2020, largely as a result of: i) the loss on debt extinguishment related to 2028 Notes repurchase and the foreign exchange loss related to our share repurchases during 2021 which are considered non-deductible expenses and, ii) higher income tax expense due to withholding tax on dividends from our Argentine subsidiary.

Our effective tax rate for the three-month period ended June 30, 2021 increased as compared to the same period in 2020, largely as a result of: i) the foreign exchange loss related to our share repurchases during the second quarter of 2021 which is considered a non-deductible expense, and ii) higher income tax expense due to withholding tax on dividends from our Argentine subsidiary.

The following table summarizes our effective tax rates for the six and three-month periods ended June 30, 2021 and 2020:

	Six-month Periods Ended		Three-month Periods Ended
	June 30		June 30
	2021	2020	2021	2020
Effective tax rate by country
Argentina	28.4%	33.2%	31.8%	30.3%
Brazil	25.1%	29.5%	23.1%	30.8%
Mexico	-9.7%	-1.1%	-7.8%	-9.2%

The decrease in our Argentine effective income tax rate during the six-month period ended June 30, 2021, as compared to the same period in 2020, was mainly a consequence of higher tax deductible expenses on our Argentine business related to tax inflation adjustments on certain assets, in accordance with Argentine income tax law. The increase in our Argentine effective income tax rate during the three-month period ended June 30, 2021, as compared to the same period in 2020, was mainly a consequence of the application of a higher income tax rate by the Argentine Tax Authorities (refer to Note 2 of our unaudited interim condensed consolidated financial statements for further detail), partially offset by tax deductible expenses on our Argentine business related to tax inflation adjustments on certain assets, in accordance with Argentine income tax law.

The decrease in our Brazilian effective income tax rate for the six and three-month periods ended June 30, 2021, as compared to the same periods in 2020, was mainly related to higher non-taxable pre-tax gains.

The increase in our negative Mexican effective income tax rate for the six-month period ended June 30, 2021 as compared to the same period in 2020, was mainly driven by the combined effect of higher income tax expense related to advertising business due to higher pre-tax gains in Mexico and pre-tax losses from other entities in Mexico that were not accounted for as deferred tax assets as a consequence of the valuation allowance.

The decrease in our Mexican negative effective income tax rate for the three-month period ended June 30, 2021 as compared to the same period in 2020, was mainly driven by higher pre-tax losses that were not accounted for as deferred tax assets as a consequence of the valuation allowance along with the effect of higher income tax expense from other entities in Mexico.

Segment information

(In millions, except for percentages)	Six-month Period Ended June 30, 2021 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$1,719.8	$663.3	$488.6	$209.5	$3,081.2
Direct costs	(1,338.5)	(421.1)	(482.3)	(155.6)	(2,397.5)
Direct contribution	$381.3	$242.2	$6.2	$53.9	$683.6
Margin	22.2%	36.5%	1.3%	25.7%	22.2%

	Six-month Period Ended June 30, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$862.7	$372.1	$220.7	$74.9	$1,530.5
Direct costs	(647.4)	(272.4)	(225.3)	(62.5)	(1,207.7)
Direct contribution	$215.4	$99.6	$(4.6)	$12.4	$322.8
Margin	25.0%	26.8%	-2.1%	16.5%	21.1%

	Change from the Six-month Period Ended June 30, 2020 to June 30, 2021 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$857.1	$291.2	$267.9	$134.6	$1,550.7
in %	99.3%	78.3%	121.4%	179.6%	101.3%
Direct costs
in Dollars	$(691.1)	$(148.7)	$(257.0)	$(93.0)	$(1,189.9)
in %	106.8%	54.6%	114.1%	148.7%	98.5%
Direct contribution
in Dollars	$165.9	$142.5	$10.9	$41.5	$360.9
in %	77.1%	143.0%	235.4%	335.4%	111.8%

(In millions, except for percentages)	Three-month Period Ended June 30, 2021 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$951.1	$366.1	$258.1	$127.5	$1,702.7
Direct costs	(720.5)	(232.2)	(261.4)	(91.3)	(1,305.3)
Direct contribution	$230.6	$133.9	$(3.3)	$36.3	$397.4
Margin	24.2%	36.6%	-1.3%	28.4%	23.3%

	Three-month Period Ended June 30, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$465.3	$239.2	$125.9	$47.9	$878.4
Direct costs	(324.8)	(171.4)	(110.6)	(34.9)	(641.7)
Direct contribution	$140.5	$67.8	$15.4	$13.0	$236.7
Margin	30.2%	28.3%	12.2%	27.1%	26.9%

	Change from the Three-month Period Ended June 30, 2020 to June 30, 2021 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$485.8	$126.9	$132.1	$79.6	$824.4
in %	104.4%	53.0%	104.9%	166.1%	93.9%
Direct costs
in Dollars	$(395.7)	$(60.8)	$(150.9)	$(56.3)	$(663.7)
in %	121.9%	35.5%	136.5%	161.2%	103.4%
Direct contribution
in Dollars	$90.1	$66.1	$(18.7)	$23.3	$160.7
in %	64.1%	97.5%	-121.7%	179.5%	67.9%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the six and three-month period ended June 30, 2021 as compared to the same periods in 2020 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues.”

Direct costs

Brazil

For the six-month period ended June 30, 2021, as compared to the same period in 2020, direct costs increased by 106.8%, mainly driven by: i) a 125.6% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, cost of sale of goods as a consequence of an increase in sales of products, customer support costs mainly associated to salaries and wages due to new hires and temporary customer support workers and shipping carrier costs; ii) an 86.2% increase in sales and marketing expenses, mainly due to an increase in bad debt expenses and online and offline marketing and sales expenses; iii) a 54.1% increase in product and technology development expenses, mainly due to an increase in salaries and wages, maintenance expenses mostly related to higher software licenses expenses and depreciation and amortization expenses; and iv) a 56.5% increase in general and administrative expenses, mostly attributable to an increase in salaries mainly related to new hirings, taxes, legal and other fees and depreciation and amortization expenses.

For the three-month period ended June 30, 2021, as compared to the same period in 2020, direct costs increased by 121.9%, mainly driven by: i) a 148.2% increase in sales and marketing expenses, mainly due to an increase in bad debt expenses and online and offline marketing and sales expenses; ii) a 118.7% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, cost of sale of goods as a consequence of an increase in sales of products, customer support costs mainly associated to salaries and wages due to new hires and temporary customer support workers and shipping carrier costs; iii) an 84.2% increase in product and technology development expenses, mainly due to an increase in salaries and wages, maintenance expenses mostly related to higher software licenses expenses and depreciation and amortization expenses; and iv) a 92.8% increase in general and administrative expenses, mostly attributable to an increase in salaries mainly related to new hirings, taxes, legal and other fees and depreciation and amortization expenses.

Argentina

For the six-month period ended June 30, 2021, as compared to the same period in 2020, direct costs increased by 54.6%, mainly driven by: i) an 86.8% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, shipping operating costs and cost of sale of goods as a consequence of an increase in sales of products and sales taxes; ii) an 81.6% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and maintenance expenses mostly related to higher software licenses expenses; and iii) a 47.8% increase in general and administrative expenses, mostly attributable to an increae in other general and administrative expenses principally related to certain tax withholdings. This increase was partially offset by a 21.1% decrease in sales and marketing expenses, mainly due to lower bad debt expenses during the first half of 2021 as compared to the same period in 2020 resulting from the recognition of a charge of $27.0 million related to accumulated accounts receivable from an unaffiliated entity in Argentina during the second quarter of 2020.

For the three-month period ended June 30, 2021, as compared to the same period in 2020, direct costs increased by 35.5%, mainly driven by: i) a 68.9% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, shipping operating costs and cost of sale of goods as a consequence of an increase in sales of products and sales taxes; ii) a 107.4% increase in product and technology development expenses, mainly due to an increase in depreciation and amortization expenses and maintenance expenses mostly related to higher software licenses expenses; and iii) a 24.6% increase in general and administrative expenses, mostly attributable to an increase in other general and administrative expenses principally related to certain tax withholdings. This increase was partially offset by a 36.4% decrease in sales and marketing expenses, mainly due to lower bad debt expenses during the first half of 2021 as compared to the same period in 2020 resulting from the recognition of a charge of $27.0 million related to accumulated accounts receivable from an unaffiliated entity in Argentina during the second quarter of 2020.

Mexico

For the six-month period ended June 30, 2021, as compared to the same period in 2020, direct costs increased by 114.1%, mainly driven by: i) a 134.7% increase in cost of net revenues, mainly attributable to increases in shipping operating costs, cost of sale of goods as a consequence of an increase in sales of products, collection fees due to higher Mercado Pago penetration, shipping carrier costs and customer support costs; ii) an 83.4% increase in sales and marketing expenses, mainly due to buyer protection program, bad debt expenses and online and offline marketing and sales expenses; iii) a 285.1% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses; and iv) a 33.4% increase in general and administrative expenses, mostly attributable to an increase in salaries, mainly related to new hires.

For the three-month period ended June 30, 2021, as compared to the same period in 2020, direct costs increased by 136.5%, mainly driven by: i) a 136.5% increase in cost of net revenues, mainly attributable to increases in shipping operating costs, cost of sale of goods as a consequence of an increase in sales of products, collection fees due to higher Mercado Pago penetration, shipping carrier costs and customer support costs; ii) a 131.9% increase in sales and marketing expenses, mainly due to buyer protection program, bad debt expenses and online and offline marketing and sales expenses; iii) a 734.3% increase in product and technology development expenses, mainly attributable to salaries and wages and depreciation and amortization expenses; and iv) a 77.7% increase in general and administrative expenses, mostly attributable to an increase in salaries, mainly related to new hires.

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

As of June 30, 2021, our main source of liquidity was $1,260.4 million of cash and cash equivalents and short-term investments, which excludes a $707.9 million investment related to the Central Bank of Brazil Mandatory Guarantee, and consists of cash generated from operations, proceeds from loans, the issuance of the 2028 Notes and the Notes, and proceeds from the issuance of common and preferred stock.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, credit cards receivable and other means of payments, accounts receivable, loans receivable, inventory, accounts payable and accrued expenses, funds payable to customers and amounts due to merchants and short-term debt.

As of June 30, 2021, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $2,157.0 million or 85.9% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our cash and cash equivalent, restricted cash and cash equivalent and investments held outside U.S. amounted to approximately 84.0% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and investments are located primarily in Brazil.

The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2021 and 2020:

	Six-month Periods Ended
	June 30
(In millions)	2021	2020
Net cash (used in) provided by:
Operating activities	$(1.0)	$564.7
Investing activities	(256.6)	(548.0)
Financing activities	(755.4)	319.5
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(64.3)	(124.2)
Net (decrease) increase in cash and cash equivalents, restricted cash and cash equivalents	$(1,077.1)	$211.9

(*) The table above may not total due to rounding.

Net cash (used in) provided by operating activities

Cash (used in) provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Six-month Periods Ended		Change from 2020
	June 30		to 2021 (*)
	2021	2020		in %
	(in millions, except percentages)
Net Cash (used in) provided by:
Operating activities	$(1.0)	$564.7	$(565.6)	-100.2%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The $565.6 million decrease in net cash (used in) provided by operating activities during the six-month period ended June 30, 2021, as compared to the same period in 2020, was primarily driven by a $523.1 million decrease in funds payable to customers and amounts due to merchants.

Net cash used in investing activities

	Six-month Periods Ended		Change from 2020
	June 30		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(256.6)	$(548.0)	$291.5	-53.2%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the six-month period ended June 30, 2021 resulted mainly from purchases of investments of $5,207.9 million, which was offset by proceeds from the sale and maturity of investments of $5,574.6 million, consistent with our treasury strategy of investing part of our available liquidity. We also used: i) $333.4 million in principal of loans receivable granted to merchants and consumers under our Mercado Credito solution; ii) $262.8 million in the purchase of property and equipment (mainly in information technology assets in Argentina, Brazil and Mexico); and iii) $19.5 million in the purchase of digital assets.

Net cash (used in) provided by financing activities

	Six-month Periods Ended		Change from 2020
	June 30		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in) provided by:
Financing activities	$(755.4)	$319.5	$(1,074.9)	-336.4%

 (*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the six-month period ended June 30, 2021, our net cash used in financing activities was primarily derived from $1,865.1 million in payments of the repurchase of the 2028 Notes, $2,239.7 million in payments from loans payable and other financial liabilities, $142.0 million related to the repurchase of our common stock, and $100.8 million for the purchase of capped calls. This net cash used in financing activities was offset by $3,502.0 million in net proceeds from loans payable and other financial liabilities and $102.4 million proceeds from the termination of certain of our 2028 Notes Capped Call Transactions.

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

Mercado Pago Funding

In 2021, we, through our subsidiaries, continued obtaining certain lines of credit in Argentina, Chile and Uruguay primarily to fund the Mercado Pago business. Additionally, we continue to securitize certain loans and credit card receivables through our Argentine, Mexican and Brazilian SPEs, formed to securitize loans provided by us to our users and credit cards receivable. Finally, we obtained funding through our financial institution in Brazil through deposit certificates. Please refer to Note 11 and 12 to our interim unaudited condensed consolidated financial statements for additional detail.

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

We pay interest on the Notes on January 14 and July 14 of each year, beginning on July 14, 2021. The 2026 Sustainability Notes will mature on January 14, 2026, and the 2031 Notes will mature on January 14, 2031.

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

Under the indenture governing the Notes, the Subsidiary Guarantee of a Subsidiary Guarantor will terminate upon: (i) the sale, exchange, disposition or other transfer (including by way of consolidation or merger) of the Subsidiary Guarantor or the sale or disposition of all or substantially all the assets of the Subsidiary Guarantor (other than to the Company or a Subsidiary) otherwise permitted by the indenture, (ii) satisfaction of the requirements for legal or covenant defeasance or discharge of the Notes, (iii) the release or discharge of the guarantee by such Subsidiary Guarantor of the Triggering Indebtedness (as defined in the applicable indenture) or the repayment of the Triggering Indebtedness, in each case, that resulted in the obligation of such Subsidiary to become a Subsidiary Guarantor, provided that in no event shall the Subsidiary Guarantee of an Initial Subsidiary Guarantor terminate pursuant to this provision, or (iv) such Subsidiary Guarantor becoming an Excluded Subsidiary (as defined in the applicable indenture) or ceasing to be a Subsidiary.

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

Summarized balance sheet information for the Obligor Group as of June 30, 2021 and as of December 31, 2020 is provided in the table below:

	June 30,	December 31,
(In millions)	2021	2020

Current assets (1) (2)	$3,384.8	$4,339.4
Non-current assets (3)	1,472.7	1,121.2
Current Liabilities (4)	3,450.0	3,298.2
Non-current Liabilities (5) (6)	1,791.0	944.3

(1) Includes restricted cash and cash equivalents of $222.9 million and $402.0 million and guarantees in short-term investments of $707.9 million and $636.9 million as of June 30, 2021 and December 31, 2020, respectively.

(2) Includes Current assets from non-guarantor subsidiaries of $237.1 million and $156.4 million as of June 30, 2021 and December 31, 2020, respectively.

(3) Includes Non-current assets from non-guarantor subsidiaries of $103.2 million and $94.9 million as of June 30, 2021 and December 31, 2020, respectively.

(4) Includes Current liabilities to non-guarantor subsidiaries of $310.6 million and $144.7 million as of June 30, 2021 and December 31, 2020, respectively.

(5) Includes Non-current liabilities to non-guarantor subsidiaries of $44.8 million as of June 30, 2021.

(6) The Obligor Group’s total liabilities increased from $4,242.5 million as of December 31, 2020 to $5,241.0 million as of June 30, 2021, mainly, due to the issuance of the Notes in January 2021. See Note 11 to the unaudited interim condensed consolidated financial statements for further detail.

Summarized statement of income information for the Obligor Group for the six-month period ended June 30, 2021 is provided in the table below:

June 30,
(In millions)	2021

Net revenues (1)	$2,657.9
Gross Profit (2)	1,033.9
Income from operations (3)	150.3
Net loss (4) (5)	(26.0)

(1) Includes Net revenues from transactions with non-guarantor subsidiaries of $65.1 million for the six-month period ended June 30, 2021.

(2) Includes charges from transactions with non-guarantor subsidiaries of $143.5 million for the six-month period ended June 30, 2021.

(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $90.2 million for the six-month period ended June 30, 2021.

(4) Includes other income/ (expense) from transactions with non-guarantor subsidiaries of $6.5 million for the six-month period ended June 30, 2021.

(5) Includes $49.2 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 11 of our unaudited interim condensed consolidated financial statements for further detail on 2028 Notes repurchase.

Capital expenditures

Our capital expenditures (comprised of our payments for property and equipment (such as fulfillment centers), intangible assets (excluding digital assets and acquired businesses) for the six-month periods ended June 30, 2021 and 2020 amounted to $262.8 million and $101.9 million, respectively.

During the six-month period ended June 30, 2021, we invested $105.0 million in information technology in Brazil, Argentina and Mexico, and $149.1 million in our Argentine, Brazilian and Mexican shipping premises and offices.

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

Off-balance sheet arrangements

As of June 30, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The following table sets forth the FX neutral measures related to our reported results of the operations for the six and three-month periods ended June 30, 2021:

	Six-month Periods Ended June 30, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2021	2020	Percentage Change	2021	2020	Percentage Change
Net revenues	$ 3,081.2	$ 1,530.5	101.3%	$ 3,464.8	$ 1,530.5	126.4%
Cost of net revenues	(1,735.9)	(790.5)	119.6%	(1,922.1)	(790.5)	143.2%
Gross profit	1,345.3	740.0	81.8%	1,542.7	740.0	108.5%

Operating expenses	(1,088.3)	(670.2)	62.4%	(1,241.2)	(670.2)	85.2%
Income from operations	257.0	69.7	268.5%	301.5	69.7	332.3%

	Three-month Periods Ended June 30, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 1,702.7	$ 878.4	93.9%	$ 1,780.0	$ 878.4	102.6%
Cost of net revenues	(948.8)	(451.2)	110.3%	(980.3)	(451.2)	117.3%
Gross profit	753.9	427.2	76.5%	799.7	427.2	87.2%

Operating expenses	(587.8)	(327.7)	79.3%	(625.6)	(327.7)	90.9%
Income from operations	166.2	99.4	67.1%	174.1	99.4	75.1%

(*) The table above may not total due to rounding.

Item 3 — Qualitative and Quantitative Disclosure About Market Risk

We are exposed to market risks arising from our business operations. These market risks arise mainly from the possibility that changes in interest rates and the U.S. dollar exchange rate with local currencies, particularly the Brazilian Reais, Argentine Peso and Mexican Peso due to Brazil’s, Argentine’s and Mexican’s respective share of our revenues, may affect the value of our financial assets and liabilities. Latin American countries in which we operate have been negatively affected by the outbreak of COVID-19, which has generated macroeconomic instability and led to the devaluation of certain Latin American currencies.

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

As of June 30, 2021, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of June 30, 2021, the total cash, cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $1,161.1 million, short-term investments denominated in foreign currencies totaled $898.4 million and accounts receivable, credit cards receivable and other means of payment and loans receivable in foreign currencies totaled $1,829.7 million. As of June 30, 2021, we had $13.5 million long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of June 30, 2021, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $270.0 million and our U.S. dollar-denominated long-term investments totaled $167.9 million.

For the six-month period ended June 30, 2021, we had a consolidated loss on foreign currency of $27.2 million mainly related to a loss of $31.0 million attributable to our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing US dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying US dollars at the official exchange rate (refer to Note 15 of our unaudited interim condensed consolidated financial), partially offset by a $7.3 million foreign exchange gain from our Argentine subsidiaries. For the three-month period ended June 30, 2021, we had a consolidated loss on foreign currency of $12.1 million mainly related to a loss of $12.7 million attributable to our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing US dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying US dollars at the official exchange rate (refer to Note 15 of our unaudited interim condensed consolidated financial statements for further detail), partially offset by a $1.7 million foreign exchange gain from our Argentine subsidiaries. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information).

The following table sets forth the percentage of consolidated net revenues by segment for the six and three-month periods ended June 30, 2021 and 2020:

	Six-month Periods Ended		Three-month Periods Ended
	June 30,		June 30,
(% of total consolidated net revenues) (*)	2021	2020	2021	2020
Brazil	55.8%	56.4%	55.9%	53.0%
Argentina	21.5	24.3	21.5	27.2
Mexico	15.9	14.4	15.2	14.3
Other Countries	6.8	4.9	7.5	5.5

(*) Percentages have been calculated using whole-dollar amounts.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, cost of net revenues, operating expenses, other income (expenses) and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed at the moment of translating our financial statements to U.S. dollar as of June 30, 2021:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 3,423.5	$ 3,081.2	$ 2,801.1
Expenses (**)	(3,121.6)	(2,824.2)	(2,580.8)
Income from operations	301.9	257.0	220.3

Other income/(expenses) and income tax related to P&L items	(208.9)	(195.6)	(184.8)

Foreign Currency impact related to the remeasurement of our Net Asset position	(26.8)	(27.2)	(27.5)
Net Income	66.1	34.2	8.0

Total Shareholders' Equity	$ 219.6	$ 81.0	$ (74.0)

(1)Appreciation of the subsidiaries’ local currency against U.S. Dollar

(2)Depreciation of the subsidiaries’ local currency against U.S. Dollar

(*) The table above may not total due to rounding.

(**) Includes cost of net revenues and operating expenses.

The table above shows a increase in our net income when the U.S. dollar weakens against foreign currencies because of the positive impact of the increase in income from operations. On the other hand, the table above shows a decrease in our net income when the U.S. dollar strengthens against foreign currencies because of the negative impact of the decrease in income from operations.

Argentine Segment

In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018.

As of June 30, 2021, the Argentine Peso exchange rate against the U.S. dollar was 95.72.

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

Considering a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar on June 30, 2021, the effect on non-functional currency net asset position in our Argentine subsidiaries would have been a foreign exchange loss amounting to approximately $3.6 million in our Argentine subsidiaries.

See Item 7, “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Foreign Currency Translation” for details on the currency status of our Argentine segment.

Brazilian Segment

Considering a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar on June 30, 2021, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $107.9 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $15.7 million in our Brazilian subsidiaries.

Mexican Segment

Considering a hypothetical devaluation of 10% of the Mexican peso against the U.S. dollar on June 30, 2021, the reported net assets in our Mexican subsidiaries would have decreased by approximately $24.7 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $12.9 million in our Mexican subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables. As of June 30, 2021, Mercado Pago’s receivables totaled $1,189.8 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of June 30, 2021, loans receivable from our Mercado Credito solution totaled $570.5 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

As of June 30, 2021, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1.1%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair value of our available for sale securities as of June 30, 2021 could decrease (increase) by approximately $3.5 million.

As of June 30, 2021, our short-term investments amounted to $898.4 million and our long-term investments amounted to $181.4 million. Our short-term investments, except for the $707.9 million investment related to the Central Bank of Brazil Mandatory Guarantee, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors, upon the recommendation of the compensation committee, approved the 2016, 2017, and 2018 Long Term Retention Program (the “2016, 2017 and 2018 LTRPs”), respectively.

In order to receive an award under the 2016, 2017 and/or 2018 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2016, 2017, and/or 2018 LTRP award, payable as follows:

•the eligible employee will receive a fixed payment, equal to 8.333% of his or her 2016, 2017, and/or 2018 LTRP bonus once a year for a period of six years starting no later than April 30, 2017, 2018 and/or 2019 respectively (the “2016, 2017, or 2018 Annual Fixed Payment”, respectively); and

•on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2016, 2017, or 2018 Variable Payment”, respectively) equal to the product of (i) 8.333% of the applicable 2016, 2017, and/or 2018 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2015 (with respect to the 2016 LTRP), 2016 (with respect to the 2017 LTRP) and 2017 (with respect to the 2018 LTRP) Stock Price, defined as $111.02, $164.17 and $270.84 for the 2016, 2017 and 2018 LTRP, respectively, which was the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2015, 2016 and 2017, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

Our board of directors, upon the recommendation of the compensation committee, approved the 2019, 2020 and 2021 Long Term Retention Program (the “2019, 2020 and 2021 LTRPs”), respectively, under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years (with the first payment occurring no later than April 30, 2020, 2021 and 2022, respectively). In order to receive the full target award under the 2019, 2020 and/or 2021 LTRP, each eligible employee must remain employed as of each applicable payment date. The 2019, 2020 and 2021 LTRP awards are payable as follows:

•the eligible employee will receive 16.66% of half of his or her target 2019, 2020 and/or 2021 LTRP bonus once a year for a period of six years, with the first payment occurring no later than April 30, 2020, 2021 and 2022 (the “2019, 2020 or 2021 Annual Fixed Payment”, respectively); and

•on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2019, 2020 or 2021 Variable Payment”) equal to the product of (i) 16.66% of half of the target 2019, 2020 or 2021 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2018, 2019 and 2020 defined as $322.91, $553.45 and $1,431.26 for the 2019, 2020 and 2021 LTRP, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

At June 30, 2021, the total contractual obligation fair value of our outstanding LTRP Variable Award Payment obligation subject to equity price risk amounted to $365.9 million. As of June 30, 2021, the accrued liability related to the outstanding Variable Award Payment of the LTRP included in Salaries and Social security payable in our condensed consolidated balance sheet amounted to $80.8 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:

		As of June 30, 2021
		MercadoLibre, Inc	2016, 2017, 2018, 2019, 2020 and 2021
		Equity Price	LTRP Variable contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		2,183.28	512,246
30%		2,027.33	475,657
20%		1,871.38	439,068
10%		1,715.43	402,479
Static	(*)	1,559.49	365,890
-10%		1,403.54	329,301
-20%		1,247.59	292,712
-30%		1,091.64	256,123
-40%		935.69	219,534

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six-month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Most of our employees are working remotely due to the COVID-19 pandemic, and we continue to monitor and assess the impact of the COVID-19 pandemic on our internal controls.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 9 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

As of June 30, 2021, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Item 2 — Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (2)(3)	(b) Average Price per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions) (2)(3)
April, 2021	—	—	—	Up to $207
May, 2021	12,446	2,370.82	12,446	Up to $179
June, 2021	71,175	1,390.25	71,175	Up to $182

(1)	Average price paid per share does not include costs associated with the repurchases.
(2)

On August 30, 2020 the Board authorized the repurchase of shares of the Company’s common stock for an aggregate consideration of up to $350 million. The share repurchase program was scheduled to expire on August 31, 2021 and may be suspended from time to time or discontinued. The repurchases are being executed from time to time, subject to general business and market and price conditions and other investment opportunities, through open-market purchases, block trades, derivatives, trading plans established in accordance with SEC rules, or privately negotiated transactions. As of June 30, 2021, the estimated remaining balance available for share repurchases under this authorization was $179 million. On August 4, 2021, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $150 million. This authorization, which replaced and superseded the previous authorization, expires on August 31, 2022. Please refer to Note 15 of our unaudited interim condensed consolidated financial statements for additional detail.

(3)

On June 7, 2021, the Board authorized the use of part or all of the cash proceeds of terminating certain of its 2028 Notes Capped Call Transactions to repurchase shares of the Company’s common stock. This authorization expires on December 31, 2021, and is in addition to the share repurchase authorization referred to above. The repurchases are being executed from time to time, subject to general business and market and price conditions and other investment opportunities, through open-market purchases, block trades, derivatives, trading plans established in accordance with SEC rules, or privately negotiated transactions. In June 2021, we repurchased 71,175 shares of common stock pursuant to this authorization for an aggregate price of $99 million, and we had $3 million remaining available at June 30, 2021. The amount of further repurchases under this authorization will depend on whether the Company terminates additional 2028 Capped Call Transactions and on the amount of cash proceeds from any such terminations. Please refer to Note 15 of our unaudited interim condensed consolidated financial statements for additional detail.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on May 11, 2007.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 24, 2018.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 14, 2021.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: August 5, 2021.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer