Form 10-Q
period 2021-09-30
MERCADOLIBRE INC
filed 2021-11-05
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-33647

MercadoLibre, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	98-0212790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

WTC Free Zone

Dr. Luis Bonavita 1294, Of. 1733, Tower II

Montevideo, Uruguay, 11300

(Address of registrant’s principal executive offices) (Zip Code)

Pasaje Posta 4789, 6th Floor

Buenos Aires, Argentina, C1430EKG

(Former Address) (Zip Code)

(+598) 2927-2770

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

49,458,958 shares of the issuer’s common stock, $0.001 par value, outstanding as of November 3, 2021.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of September 30, 2021 and December 31, 2020

(In thousands of U.S. dollars, except par value)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$ 987,213	$ 1,856,394
Restricted cash and cash equivalents	435,348	651,830
Short-term investments (739,176 and 636,949 held in guarantee - see Note 4)	1,041,868	1,241,306
Accounts receivable, net	70,542	49,691
Credit cards receivable and other means of payments, net	1,428,454	863,073
Loans receivable, net	772,753	385,036
Prepaid expenses	52,337	28,378
Inventory	226,694	118,140
Other assets	267,912	152,959
Total current assets	5,283,121	5,346,807
Non-current assets:
Long-term investments	38,027	166,111
Loans receivable, net	31,184	16,619
Property and equipment, net	702,528	391,684
Operating lease right-of-use assets	389,806	303,214
Goodwill	80,949	85,211
Intangible assets, net	30,709	14,155
Deferred tax assets	127,508	134,916
Other assets	116,185	67,615
Total non-current assets	1,516,896	1,179,525
Total assets	$ 6,800,017	$ 6,526,332
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 906,393	$ 767,336
Funds payable to customers and amounts due to merchants	1,987,083	1,733,095
Salaries and social security payable	277,489	207,358
Taxes payable	196,561	215,918
Loans payable and other financial liabilities	765,135	548,393
Operating lease liabilities	83,677	55,246
Other liabilities	70,193	108,534
Total current liabilities	4,286,531	3,635,880
Non-current liabilities:
Salaries and social security payable	22,691	49,852
Loans payable and other financial liabilities	1,970,393	860,876
Operating lease liabilities	307,333	243,601
Deferred tax liabilities	54,951	64,354
Other liabilities	35,142	20,191
Total non-current liabilities	2,390,510	1,238,874
Total liabilities	$ 6,677,041	$ 4,874,754

Commitments and Contingencies (Note 9)

Equity

Common stock, $0.001 par value, 110,000,000 shares authorized,
49,458,958 and 49,869,727 shares issued and outstanding at September 30,
2021 and December 31, 2020	$ 49	$ 50
Additional paid-in capital	919,584	1,860,502
Treasury stock	(744,102)	(54,805)
Retained earnings	443,523	314,115
Accumulated other comprehensive loss	(496,078)	(468,284)
Total Equity	122,976	1,651,578
Total Liabilities and Equity	$ 6,800,017	$ 6,526,332

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the nine and three-month periods ended September 30, 2021 and 2020

(In thousands of U.S. dollars, except for share data)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Net service revenues	$ 4,366,538	$ 2,524,348	$ 1,630,914	$ 1,038,574
Net product revenues	572,105	121,813	226,538	77,127
Net revenues	4,938,643	2,646,161	1,857,452	1,115,701
Cost of net revenues	(2,786,756)	(1,425,985)	(1,050,862)	(635,511)
Gross profit	2,151,887	1,220,176	806,590	480,190
Operating expenses:
Product and technology development	(410,691)	(235,485)	(137,671)	(88,796)
Sales and marketing	(1,006,789)	(620,204)	(385,523)	(229,621)
General and administrative	(317,020)	(211,669)	(123,018)	(78,699)
Total operating expenses	(1,734,500)	(1,067,358)	(646,212)	(397,116)
Income from operations	417,387	152,818	160,378	83,074

Other income (expenses):
Interest income and other financial gains	84,588	80,119	35,352	24,553
Interest expense and other financial losses (*)	(175,026)	(75,083)	(44,395)	(24,522)
Foreign currency losses	(52,382)	(32,524)	(25,202)	(30,435)
Net income before income tax expense	274,567	125,330	126,133	52,670

Income tax expense	(145,159)	(75,457)	(30,908)	(37,635)
Net income	$ 129,408	$ 49,873	$ 95,225	$ 15,035

(*)

Includes $49,247 thousands of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 11 to these unaudited interim condensed consolidated financial statements for further detail on 2028 Notes repurchase.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Basic EPS
Basic net income
Available to shareholders per common share	$ 2.60	$ 0.94	$ 1.92	$ 0.28
Weighted average of outstanding common shares	49,761,360	49,713,621	49,597,157	49,720,854
Diluted EPS
Diluted net income
Available to shareholders per common share	$ 2.60	$ 0.94	$ 1.92	$ 0.28
Weighted average of outstanding common shares	49,761,360	49,713,621	49,597,157	49,720,854

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the nine and three-month periods ended September 30, 2021 and 2020

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Net income	$ 129,408	$ 49,873	$ 95,225	$ 15,035
Other comprehensive income (loss), net of income tax:
Currency translation adjustment	(35,483)	(102,763)	(59,630)	(2,113)
Unrealized gains on hedging activities	5,839	5,550	6,210	572
Unrealized net losses on available for sale investments	—	—	—	(1,061)
Less: Reclassification adjustment for (losses) gains from accumulated other comprehensive income (loss)	(1,850)	5,627	(3,646)	1,548
Net change in accumulated other comprehensive income (loss), net of income tax	(27,794)	(102,840)	(49,774)	(4,150)
Total Comprehensive income (loss)	$ 101,614	$ (52,967)	$ 45,451	$ 10,885

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Equity

For the nine and three-month periods ended September 30, 2021 and 2020

(In thousands of U.S. dollars)

(Unaudited)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2020	49,870	$50	$1,860,502	$(54,805)	$314,115	$(468,284)	$1,651,578
Stock-based compensation — restricted shares issued	—	—	178	—	—	—	178
Capped Call	—	—	(100,769)	—	—	—	(100,769)
Repurchase of 2028 Notes Conversion Option	—	—	(1,484,279)	—	—	—	(1,484,279)
Common Stock repurchased	(18)	—	—	(25,321)	—	—	(25,321)
Net loss	—	—	—	—	(34,012)	—	(34,012)
Other comprehensive loss	—	—	—	—	—	(37,779)	(37,779)
Balance as of March 31, 2021	49,852	$50	$275,632	$(80,126)	$280,103	$(506,063)	$(30,404)

Stock-based compensation — restricted shares issued	—	—	179	—	—	—	179
Common Stock repurchased	(84)	—	—	(116,642)	—	—	(116,642)
Common Stock issued - Restricted shares	1	—	—	—	—	—	—
Exercise of Convertible Notes	—	—	(2,439)	—	—	—	(2,439)
Unwind Capped Call (see Note 11)	(57)	—	181,834	(79,452)	—	—	102,382
Net income	—	—	—	—	68,195	—	68,195
Other comprehensive income	—	—	—	—	—	59,759	59,759
Balance as of June 30, 2021	49,712	$50	$455,206	$(276,220)	$348,298	$(446,304)	$81,030

Stock-based compensation — restricted shares issued	—	—	181	—	—	—	181
Common Stock repurchased	(163)	(1)	—	(298,042)			(298,043)
Unwind Capped Call (see Note 11)	(90)	—	464,197	(169,840)	—	—	294,357
Net Income	—	—	—	—	95,225	—	95,225
Other comprehensive loss	—	—	—	—	—	(49,774)	(49,774)
Balance as of September 30, 2021	49,459	$49	$919,584	$(744,102)	$443,523	$(496,078)	$122,976

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive		Total
	Shares	Amount	capital	Stock	Earnings	loss		Equity
Balance as of December 31, 2019	49,710	$50	$2,067,869	$(720)	$322,592	$(406,671)		$1,983,120
Changes in accounting standards	—	—	—	—	(4,570)	—		(4,570)
Balance as of December 31, 2019 Restated	49,710	$50	$2,067,869	$(720)	$318,022	$(406,671)		$1,978,550
Stock-based compensation — restricted shares issued	—	—	179	—	—	—		179
Net loss	—	—	—	—	(21,109)	—		(21,109)
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(1,000)	—		(1,000)
Other comprehensive loss	—	—	—	—	—	(90,053)		(90,053)
Balance as of March 31, 2020	49,710	$50	$2,068,048	$(720)	$295,913	$(496,724)		$1,866,567
Stock-based compensation — restricted shares issued	1	—	187	—	—	—	—	187
Common Stock repurchased	(1)	—	—	(720)	—	—		(720)
Capped Call	—	—	(104,095)	—	—	—		(104,095)
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(1,000)	—		(1,000)
Net income	—	—	—	—	55,947	—		55,947
Other comprehensive loss	—	—	—	—	—	(8,637)		(8,637)
Balance as of June 30, 2020	49,710	$50	$1,964,140	$(1,440)	$350,860	$(505,361)		$1,808,249

Capped Call	—	—	(82,682)	—	—	—		(82,682)
Common Stock repurchased	(37)	—	—	(38,951)	—	—		(38,951)
Stock-based compensation - restricted shares issued	—	—	182	—	—	—		182
Common Stock issued - converted Preferred Shares	104	—	49,344	—	—	—		49,344
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(928)	—		(928)
Net Income	—	—	—	—	15,035	—		15,035
Other comprehensive loss	—	—	—	—	—	(4,150)		(4,150)
Balance as of September 30, 2020	49,777	$50	$1,930,984	$(40,391)	$364,967	$(509,511)		$1,746,099

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flows

For the nine-month periods ended September 30, 2021 and 2020

(In thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operations:
Net income	$ 129,408	$ 49,873
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized devaluation loss, net	67,119	59,471
Impairment of digital assets	7,741	—
Depreciation and amortization	136,761	72,436
Accrued interest	(20,714)	(37,550)
Non cash interest, convertible notes amortization of debt discount and amortization of debt issuance costs and other charges	60,550	15,001
Bad debt charges	271,332	79,491
Financial results on derivative instruments	872	(26,535)
Stock-based compensation expense — restricted shares	538	548
LTRP accrued compensation	83,972	75,142
Sale of fixed assets and intangible assets	—	3,814
Deferred income taxes	18,383	(58,485)
Changes in assets and liabilities:
Accounts receivable	(7,206)	51,250
Credit cards receivables and other means of payments	(616,595)	(351,397)
Prepaid expenses	(24,312)	15,627
Inventory	(113,692)	(40,322)
Other assets	(147,897)	(18,240)
Payables and accrued expenses	127,044	357,804
Funds payable to customers and amounts due to merchants	331,873	711,987
Other liabilities	(63,373)	(69,829)
Interest received from investments	22,543	35,909
Net cash provided by operating activities	264,347	925,995
Cash flows from investing activities:
Purchase of investments	(6,499,127)	(3,600,715)
Proceeds from sale and maturity of investments	6,798,408	3,081,643
Receipts from settlements of derivative instruments	3,598	17,779
Capital contributions in joint ventures	(5,113)	—
Payment for acquired businesses, net of cash acquired	—	(6,937)
Receipts from the sale of fixed assets and intangible assets	—	274
Payment for settlements of derivative instruments	(19,620)	—
Purchases of intangible assets	(29,211)	(93)
Changes in principal of loans receivable, net	(711,699)	(170,284)
Purchases of property and equipment	(424,646)	(159,797)
Net cash used in investing activities	(887,410)	(838,130)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	6,056,090	1,890,156
Payments on loans payable and other financial liabilities	(4,365,252)	(1,415,845)
Payments on repurchase of the 2028 Notes	(1,865,076)	—
Payment of finance lease obligations	(12,612)	(2,499)
Purchase of convertible note capped call	(100,769)	(186,777)
Unwind of convertible note capped call	396,739	—
Common Stock repurchased	(440,005)	(39,671)
Exercise of Convertible Notes	(3,137)	—
Dividends paid of preferred stock	—	(3,000)
Net cash (used in) provided by financing activities	(334,022)	242,364
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(128,578)	(157,524)
Net (decrease) increase in cash, cash equivalents, restricted cash and cash equivalents	(1,085,663)	172,705
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	$ 2,508,224	$ 1,451,424
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$ 1,422,561	$ 1,624,129

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

As of September 30, 2021, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its FinTech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay, and extends loans through Mercado Credito in Argentina, Brazil and Mexico. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile, Uruguay and Peru.

2. Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company, its wholly-owned subsidiaries and consolidated Variable Interest Entities (“VIE”). Investments in entities where the Company holds joint control, but not control, over the investee are accounted for using the equity method of accounting. These interim condensed consolidated financial statements are stated in U.S. dollars, except where otherwise indicated. Intercompany transactions and balances with subsidiaries have been eliminated for consolidation purposes.

Substantially all net revenues, cost of net revenues and operating expenses are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $800,409 thousands and $490,464 thousands as of September 30, 2021 and December 31, 2020, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of September 30, 2021 and December 31, 2020. These consolidated financial statements include the Company’s consolidated statements of income, comprehensive income and equity for the nine and three-month periods ended September 30, 2021 and 2020 and statements of cash flows for the nine-month periods ended September 30, 2021 and 2020. These interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Since the quarter ended March 31, 2021 the Company has disclosed Net product revenues as a separate line of Net revenues following its growth in significance relative to Net service revenues. As a result, the Company has reclassified the corresponding amount for the nine and three-month periods ended September 30, 2020 to the line Net product revenues for an amount of $121,813 thousands and $77,127 thousands, respectively, for comparative purposes.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued. The condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see note 2 to the financial statements in the Company’s Form 10-K for the year ended December 31, 2020. During the nine-month period ended September 30, 2021, there were no material updates made to the Company’s significant accounting policies.

Revenue recognition

Revenue recognition criteria for the services provided and goods sold by the Company are described in note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Receivables are presented net of allowance for doubtful account and chargebacks of $358,258 thousands and $126,661 thousands as of September 30, 2021 and December 31, 2020, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2020 and 2019 was $32,519 thousands and $16,590 thousands, respectively, of which $24,310 thousands and $11,229 thousands were recognized as revenue during the nine-month periods ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, total deferred revenue was $31,644 thousands, mainly due to fees related to listing and optional feature services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

Digital Assets

As of September 30, 2021, the Company had purchased an aggregate amount of $20,000 thousands in cryptocurrencies. The Company accounts for its digital assets—cryptocurrencies—as indefinite-lived intangible assets, in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. The Company has ownership of and control over its digital assets and uses third-party custodial services to store its digital assets. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at cost, net of any impairment losses incurred since acquisition.

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

Since the second half of 2019, the Argentine government instituted certain foreign currency exchange controls, which may restrict or partially restrict access to foreign currency, like the US dollar, to make payments abroad, either for foreign debt or the importation of goods or services, dividend payments and others, without prior authorization. Those regulations have continued to evolve, sometimes making them more or less stringent depending on the Argentine government´s perception of availability of sufficient national foreign currency reserves. The above has led to the existence of an informal foreign currency market where foreign currencies quote at levels significantly higher than the official exchange rate. However, the only exchange rate available for external commerce and financial payments is the official exchange rate, which as of September 30, 2021 was 98.74.

The Company uses Argentina’s official exchange rate to record the accounts of Argentine subsidiaries. The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
	(In thousands)
Assets	$ 1,890,225	$ 1,470,885
Liabilities	1,376,126	1,230,326
Net Assets	$ 514,099	$ 240,559

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

A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized. Accordingly, Management periodically assesses the need to establish a valuation allowance for deferred tax assets considering positive and negative objective evidence related to the realization of the deferred tax assets. In connection with this assessment, Management considers, among other factors, the nature, frequency and magnitude of current and cumulative losses on an individual subsidiary basis, projections of future taxable income, the duration of statutory carryforward periods, as well as feasible tax planning strategies that would be employed by the Company to prevent tax loss carryforwards from expiring unutilized. Based on Management’s assessment of available objective evidence and considering the future effect of the Company’s initiatives to capture long-term business opportunities, the Company accounted for a valuation allowance in certain subsidiaries in its Mexican operations of $44,011 thousands and $10,920 thousands for the nine and three-month periods ended September 30, 2021, respectively, and $24,840 thousands and $7,529 thousands for the nine and three-month periods ended September 30, 2020, respectively.

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

On January 13, 2021, Argentina’s Ministry of Productive Development –current Application Authority of the knowledge-based economy promotional regime– issued Resolution No. 4/2021, which was followed by Disposition N° 11/2021 issued by the Under Secretariat of Knowledge Economy on February 12, 2021. Both rules establish further details on the requirements, terms, conditions, application, and compliance procedures to be eligible under the promotional regime.

In August 2021, the Under Secretariat of Knowledge Economy issued the Disposition 316/2021 approving MercadoLibre S.R.L.’s application for eligibility under the knowledge-based economy promotional regime. Tax benefits granted pursuant to the promotional regime to MercadoLibre S.R.L. are retroactive to January 1, 2020. As a result, the Company accounted for an income tax benefit of $11,684 thousands during the nine and three-month periods ended September 30, 2021, which $8,038 thousands corresponded to the period ended December 31, 2020. The aggregate per share effect of the income tax benefit amounted to $0.23 and $0.24 for the nine and three-month periods ended September 30, 2021, respectively. Furthermore, the Company recorded a social security benefit of $35,977 thousands during the nine and three-month periods ended September 30, 2021, which $15,299 thousands corresponded to the period ended December 31, 2020.  Given that the promotional regime establishes that exports of services by eligible companies are not subject to export duties, the Company recognized a gain of $23,999 thousands related to export duties accrued from January 2020 to August 2021 that are no longer required to be paid. Additionally, during the nine and three-month periods ended September 30, 2021, we accrued a charge of $3,177 thousands to pay knowledge-based economy promotional law audit fees and FONPEC (“Fondo Fiduciario para la Promoción de la Economía del Conocimiento”) contribution.

Corporate income tax reform in Argentina

In June 2021, Argentine Congress enacted Law 27,630, which increases corporate income tax rate for tax years beginning January 1, 2021, and onwards. The law replaced the 30% fixed tax rate with a progressive tax scale that applies as follows: a) for accumulated net taxable income up to 5,000 thousands Argentine Pesos (roughly $52.2 thousands): 25% tax rate on net taxable income, b) for accumulated net taxable income from 5,000 thousands Argentine Pesos to 50,000 thousands Argentine Pesos (roughly $522.4 thousands): a tax payment of 1,250 thousands Argentine Pesos (roughly $13.1 thousands) plus a 30% tax rate on accumulated net taxable income on any amount exceeding 5,000 thousands Argentine Pesos, c) for accumulated net taxable income exceeding 50,000 thousands Argentine Pesos: a tax payment of 14,750 thousands Argentine Pesos (roughly $154.1 thousands) plus a 35% tax rate on accumulated net taxable income on any amount exceeding 50,000 thousands Argentine Pesos. In addition, the new law permanently extended the 7% withholding tax currently in force to dividend distributions. The mentioned thresholds will be subject to inflation adjustment from 2022 onwards.

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

The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As result of the election of the fair value option, the Company recognized gains in interest income and other financial gains of $5,083 thousands and $8,912 thousands as of September 30, 2021 and 2020, respectively.

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
	(In thousands)
Accumulated other comprehensive loss:
Foreign currency translation	$ (502,052)	$ (466,569)
Unrealized gains (losses) on hedging activities	6,520	(2,469)
Estimated tax (expense) benefit on unrealized gains (losses)	(546)	754
	$ (496,078)	$ (468,284)

The following tables summarize the changes in accumulated balances of other comprehensive loss for the nine-months ended September 30, 2021:

	Unrealized	Foreign	Estimated tax
	(Losses) gains on	Currency	benefit
	hedging activities, net	Translation	(expense)	Total
	(In thousands)
Balances as of December 31, 2020	$ (2,469)	$ (466,569)	$ 754	$ (468,284)
Other comprehensive income (loss) before reclassifications	6,185	(35,483)	(346)	(29,644)
Amount of gains (loss) reclassified from accumulated other comprehensive income (loss)	2,804	—	(954)	1,850
Net current period other comprehensive income (loss)	8,989	(35,483)	(1,300)	(27,794)
Ending balance	$ 6,520	$ (502,052)	$ (546)	$ (496,078)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In thousands)
Unrealized losses on hedging activities	$ (2,804)	Cost of net revenues
Estimated tax benefit on unrealized losses	954	Income tax expense
Total reclassifications for the period	$ (1,850)	Total, net of income taxes

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

Recently issued accounting pronouncements not yet adopted

On October 28, 2021 the FASB issued the ASU 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The amendments in this update improve comparability for the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination by specifying for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. The amendments provide consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

On August 5, 2020 the FASB issued the ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)”. The amendments in this update address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, accounting models for specific features are removed and amendments to the disclosure requirements are included. For contracts in an entity’s own equity, simplifies the settlement assessment by removing some requirements. Additionally, the amendments in this update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company expects the primary impacts of this new standard will be to increase the carrying value of the 2028 Notes roughly $123,000 thousands and a decrease of deferred tax liability roughly $26,000 thousands. In addition, the Company will reduce its reported interest expense and will be required to use the if-converted method for calculating diluted earnings per share.

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

The denominator for diluted net income per share for the nine and three-month periods ended September 30, 2021 and 2020 does not include any effect from the 2028 Notes Capped Call Transactions (as defined in Note 11) because it would be antidilutive. In the event of conversion of any or all of the 2028 Notes, the shares that would be delivered to the Company under the Capped Call Transactions (as defined in Note 11) are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 11 to these interim condensed consolidated financial statements and Note 16 to the financial statements for the year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K filed with the SEC for more details. For the nine and three-month periods ended September 30, 2021 and 2020, the effects of the conversion of the Notes and the redeemable convertible preferred stock would have been antidilutive and, as a consequence, they were not factored into the calculation of diluted earnings per share.

Net income per share of common stock is as follows for the nine and three-month periods ended September 30, 2021 and 2020:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2021		2020		2021		2020
	(In thousands)				(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share	$ 2.60	$ 2.60	$ 0.94	$ 0.94	$ 1.92	$ 1.92	$ 0.28	$ 0.28

Numerator:
Net income	$ 129,408	$ 129,408	$ 49,873	$ 49,873	$ 95,225	$ 95,225	$ 15,035	$ 15,035
Dividends on preferred stock	—	—	(2,928)	(2,928)	—	—	(928)	(928)
Net income corresponding to common stock	$ 129,408	$ 129,408	$ 46,945	$ 46,945	$ 95,225	$ 95,225	$ 14,107	$ 14,107

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	49,761,360	—	49,713,621	—	49,597,157	—	49,720,854	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	49,761,360	—	49,713,621	—	49,597,157	—	49,720,854

4. Cash, cash equivalents, restricted cash and cash equivalents and investments

The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	September 30,	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$ 987,213	$ 1,856,394
Restricted cash and cash equivalents
Securitization Transactions	$ 150,102	$ 249,872
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)	—	144,249
Bank account (Argentine Central Bank regulation)	269,781	237,511
Bank collateral account (Secured lines of credit guarantee)	—	574
Money Market Funds (Secured lines of credit guarantee)	15,399	19,469
Cash in bank account	66	155
Total restricted cash and cash equivalents	$ 435,348	$ 651,830
Total cash, cash equivalents, restricted cash and cash equivalents (*)	$ 1,422,561	$ 2,508,224

Short-term investments
Time Deposits	$ 36,857	$ 158,818
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)	739,002	565,705
Sovereign Debt Securities (Secured lines of credit guarantee)	—	71,244
Sovereign Debt Securities	265,835	445,539
Securitization Transactions	174	—
Total short-term investments	$ 1,041,868	$ 1,241,306

Long-term investments
Sovereign Debt Securities	$ 10,320	$ 150,054
Securitization Transactions (**)	4,828	—
Joint venture	5,107	—
Other Investments	17,772	16,057
Total long-term investments	$ 38,027	$ 166,111

(*) Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statements of cash flow

(**) Long-term investments from securitization transactions are restricted to the payment of amounts due to third-party investors.

Regulation issued by Central Bank of Argentina (“CBA”)

a)In January 2020, the CBA enacted regulations related to payment service providers that applies to Fintech companies that are not financial institutions, but nevertheless provide payment services in at least one of the processes of the payments system. On July 7, 2020, the CBA approved the registration of the Argentine subsidiary in the registry for payment service providers. These regulations sets forth certain rules that require payment services providers to, among other things, (i) deposit and maintain users’ funds in specific banks’ accounts, payable on demand; (ii) implement a monthly reporting regime with the CBA; (iii) segregate information related to users’ investments funds; (iv) maintain different bank accounts to segregate the Company’s funds from users’ funds; and (v) introduce clarifications on advertising and documents about the standard terms and conditions of the payment service provider. As of September 30, 2021, in accordance with the regulation, the Company held $269,781 thousands in a bank account, payable on demand.

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

Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)

On November 1, 2018, the Company obtained approval from the Central Bank of Brazil to operate as an authorized payment institution. With this authorization, Mercado Pago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all obligations established by current regulations. Among other obligations, the regulations require authorized payment institutions to hold any electronic balance in a payment institution account in either a specific account of the Central Bank of Brazil that does not pay interest or Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia.” 100% of electronic funds were required to be deposited as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, in accordance with the regulation, the Company held $739,002 thousands and $709,954 thousands deposited in Brazilian federal government bonds, respectively, as a mandatory guarantee (the “Central Bank of Brazil Mandatory Guarantee”).

5. Loans receivable, net

The Company manages loans receivable as “On-line merchant”, “Consumer”, “In-store merchant” and “Credit Cards”. As of September 30, 2021 and December 31, 2020, Loans receivable, net were as follows:

	September 30,	December 31,
	2021	2020
	(In thousands)
On-line merchant	$302,094	$180,063
Consumer	589,434	237,956
In-store merchant	154,083	61,452
Credit Cards	81,049	—
Loans receivable	1,126,660	479,471
Allowance for uncollectible accounts	(322,723)	(77,816)
Loans receivable, net	$803,937	$401,655

The credit quality analysis of loans receivable was as follows:

	September 30,	December 31,
	2021 (1)	2020
	(In thousands)
1-30 days past due	$58,494	$34,706
31-60 days past due	31,651	16,977
61 -90 days past due	25,287	13,239
91 -120 days past due	25,930	10,632
121 -150 days past due	24,993	5,315
151 -180 days past due	22,600	3,649
181 -210 days past due	25,450	—
211 -240 days past due	27,627	—
241 -270 days past due	25,509	—
271 -300 days past due	18,992	—
301 -330 days past due	15,578	—
331 -360 days past due	12,191	—
Total past due	314,302	84,518
To become due	812,358	394,953
Total	$1,126,660	$479,471

(1)	As from April 1, 2021, the Company writes off loans when customer balance becomes 360 days past due.

The following table summarizes the allowance for uncollectible accounts activity during the nine-month period ended September 30, 2021 and 2020:

	September 30,
	2021	2020
	(In thousands)
Balance at beginning of year	$77,816	$20,444
Adoption of ASC 326 (1)	—	4,977
Charged/credited to Net Income	271,792	49,033
Charges/Utilized /Currency translation adjustments/Write-offs (2)	(26,885)	(44,452)
Balance at end of period	$322,723	$30,002

(1)	Cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020.
(2)	As from April 1, 2021, the Company writes off loans when customer balance becomes 360 days past due.

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

The Company’s consolidated statement of income includes the results of operations of the acquired business as from March 9, 2020. The net income before intercompany eliminations of the acquired Company included in the Company’s consolidated statement of income amounted to $1,931 thousands for the period ended September 30, 2021.

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

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	September 30,	December 31,
	2021	2020
	(In thousands)
Goodwill	$ 80,949	$ 85,211
Intangible assets with indefinite lives
- Trademarks	7,234	7,751
- Digital assets (1)	12,259	—
Amortizable intangible assets
- Licenses and others	10,360	4,932
- Non-compete agreement	3,348	3,426
- Customer list	12,665	14,010
- Trademarks	7,612	7,879
- Others	3,436	—
Total intangible assets	$ 56,914	$ 37,998
Accumulated amortization	(26,205)	(23,843)
Total intangible assets, net	$ 30,709	$ 14,155

(1) Digital assets are net of $7,741 thousands of impairment losses accounted for in General and Administrative expenses during the nine-month period ended September 30, 2021.

Goodwill

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2021 and the year ended December 31, 2020 are as follows:

	Nine Months Ended September 30 2021
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the period	$ 19,762	$ 10,594	$ 31,697	$ 16,996	$ 4,390	$ 1,772	$ 85,211
Effect of exchange rates changes	(690)	—	(1,097)	(2,013)	(383)	(79)	(4,262)
Balance, end of the period	$ 19,072	$ 10,594	$ 30,600	$ 14,983	$ 4,007	$ 1,693	$ 80,949

	Year Ended December 31, 2020
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 29,072	$ 6,991	$ 32,196	$ 14,872	$ 3,312	$ 1,166	$ 87,609
Business Acquisitions	—	3,603	1,062	1,241	1,246	748	7,900
Disposals	(3,480)	—	—	—	—	—	(3,480)
Effect of exchange rates changes	(5,830)	—	(1,561)	883	(168)	(142)	(6,818)
Balance, end of the year	$ 19,762	$ 10,594	$ 31,697	$ 16,996	$ 4,390	$ 1,772	$ 85,211

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $1,630 thousands and $1,476 thousands for the three-month periods ended September 30, 2021 and 2020, respectively, while aggregate amortization expense for intangible assets for the nine-month periods ended September 30, 2021 and 2020 amounted to $4,268 thousands and $3,995 thousands, respectively.

The following table summarizes the remaining amortization of intangible assets (in thousands of U.S. dollars) with definite useful life as of September 30, 2021:

For year ended 12/31/2021	$ 1,213
For year ended 12/31/2022	4,551
For year ended 12/31/2023	4,084
For year ended 12/31/2024	1,288
Thereafter	80
$ 11,216

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Nine Months Ended September 30, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 2,782,433	$ 1,056,410	$ 780,069	$ 319,731	$ 4,938,643
Direct costs	(2,170,163)	(674,214)	(767,081)	(247,454)	(3,858,912)
Direct contribution	612,270	382,196	12,988	72,277	1,079,731

Operating expenses and indirect costs of net revenues					(662,344)
Income from operations					417,387

Other income (expenses):
Interest income and other financial gains					84,588
Interest expense and other financial losses					(175,026)
Foreign currency losses					(52,382)
Net income before income tax expense					$ 274,567

	Nine Months Ended September 30, 2020
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 1,473,466	$ 656,825	$ 371,085	$ 144,785	$ 2,646,161
Direct costs	(1,148,926)	(465,806)	(370,229)	(115,759)	(2,100,720)
Direct contribution	324,540	191,019	856	29,026	545,441

Operating expenses and indirect costs of net revenues					(392,623)
Income from operations					152,818

Other income (expenses):
Interest income and other financial gains					80,119
Interest expense and other financial losses					(75,083)
Foreign currency losses					(32,524)
Net income before income tax expense					$ 125,330

	Three Months Ended September 30, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 1,062,620	$ 393,109	$ 291,496	$ 110,227	$ 1,857,452
Direct costs	(831,656)	(253,069)	(284,751)	(91,886)	(1,461,362)
Direct contribution	230,964	140,040	6,745	18,341	396,090

Operating expenses and indirect costs of net revenues					(235,712)
Income from operations					160,378

Other income (expenses):
Interest income and other financial gains					35,352
Interest expense and other financial losses					(44,395)
Foreign currency losses					(25,202)
Net income before income tax expense					$ 126,133

	Three Months Ended September 30, 2020
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 610,721	$ 284,746	$ 150,382	$ 69,852	$ 1,115,701
Direct costs	(501,544)	(193,373)	(144,914)	(53,212)	(893,043)
Direct contribution	109,177	91,373	5,468	16,640	222,658

Operating expenses and indirect costs of net revenues					(139,584)
Income from operations					83,074

Other income (expenses):
Interest income and other financial gains					24,553
Interest expense and other financial losses					(24,522)
Foreign currency losses					(30,435)
Net income before income tax expense					$ 52,670

The following table summarizes the allocation of property and equipment, net based on geography:

	September 30,	December 31,
	2021	2020
	(In thousands)
US property and equipment, net	$ 1,518	$ 586
Other countries
Argentina	163,517	123,589
Brazil	334,222	171,409
Mexico	155,609	73,315
Other countries	47,662	22,785
	$ 701,010	$ 391,098
Total property and equipment, net	$ 702,528	$ 391,684

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30,	December 31,
	2021	2020
	(In thousands)
US intangible assets	$ 12,259	$ —
Other countries goodwill and intangible assets
Argentina	15,909	12,617
Brazil	19,102	19,958
Mexico	33,776	35,338
Chile	20,945	24,707
Other countries	9,667	6,746
	$ 99,399	$ 99,366
Total goodwill and intangible assets	$ 111,658	$ 99,366

Consolidated net revenues by similar products and services for the nine and three-month periods ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,

Consolidated Net Revenues	2021	2020	2021	2020
	(In thousands)		(In thousands)
Commerce	$ 3,277,649	$ 1,686,879	$ 1,224,699	$ 724,466
Fintech	1,660,994	959,282	632,753	391,235
Total	$ 4,938,643	$ 2,646,161	$ 1,857,452	$ 1,115,701

8. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	September 30,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)	2020	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 321,286	$ 321,286	$ —	$ —	$ 166,483	$ 166,483	$ —	$ —
Sovereign Debt Securities	—	—	—	—	37,654	37,654	—	—
Restricted Cash and cash equivalents:
Money Market Funds	118,708	118,708	—	—	257,695	257,695	—	—
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)	—	—	—	—	144,249	144,249	—	—
Investments:
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)	739,002	739,002	—	—	565,705	565,705	—	—
Sovereign Debt Securities	281,157	281,157	—	—	666,837	666,837	—	—
Other Assets:
Derivative Instruments	12,390	—	—	12,390	199	—	—	199
Total Financial Assets	$ 1,472,543	$ 1,460,153	$ —	$ 12,390	$ 1,838,822	$ 1,838,623	$ —	$ 199
Liabilities:
Contingent considerations	$ 4,755	$ —	$ —	$ 4,755	$ 4,622	$ —	$ —	$ 4,622
Long-term retention plan	106,626	—	106,626	—	136,816	—	136,816	—
Derivative Instruments	1,478	—	—	1,478	13,964	—	—	13,964
Total Financial Liabilities	$ 112,859	$ —	$ 106,626	$ 6,233	$ 155,402	$ —	$ 136,816	$ 18,586

As of September 30, 2021 and December 31, 2020, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company assumptions. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

As of September 30, 2021 and December 31, 2020, the Company’s liabilities were valued at fair value using Level 2 inputs and Level 3 inputs (valuations based on unobservable inputs reflecting Company assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

As of September 30, 2021 and December 31, 2020, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash, cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets funds and debt securities), accounts receivable, credit cards receivable and other means of payment, loans receivable, funds payable to customers and amounts due to merchants, other assets (excluding derivative instruments), accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent considerations and derivative instruments). As of September 30, 2021 and December 31, 2020, the estimated fair value of the 2028 Notes (liability component), which is based on Level 2 inputs, is $329,802 thousands and $672,345 thousands, respectively, and were determined based on market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the effective interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of September 30, 2021 and December 31, 2020:

	Balances as of	Significant other	Balances as of	Significant other
	September 30,	observable inputs	December 31,	observable inputs
	2021	(Level 2)	2020	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 36,857	$ 36,857	$ 158,818	$ 158,818
Accounts receivable, net	70,542	70,542	49,691	49,691
Credit Cards receivable and other means of payment, net	1,428,454	1,428,454	863,073	863,073
Loans receivable, net	803,937	803,937	401,655	401,655
Other assets	389,479	389,479	236,432	236,432
Total Assets	$ 2,729,269	$ 2,729,269	$ 1,709,669	$ 1,709,669
Liabilities
Accounts payable and accrued expenses	$ 906,393	$ 906,393	$ 767,336	$ 767,336
Funds payable to customers and amounts due to merchants	1,987,083	1,987,083	1,733,095	1,733,095
Salaries and social security payable	193,554	193,554	120,394	120,394
Taxes payable	196,561	196,561	215,918	215,918
Loans payable and other financial liabilities (*)	2,735,528	2,756,329	1,409,269	1,479,165
Other liabilities	99,102	99,102	110,139	110,139
Total Liabilities	$ 6,118,221	$ 6,139,022	$ 4,356,151	$ 4,426,047

(*) The fair value of the 2028 Notes (including the equity component) is disclosed in Note 11.

As of September 30, 2021 and December 31, 2020, the Company held no direct investments in auction rate securities and does not have any non-financial assets or liabilities measured at fair value.

As of September 30, 2021 and December 31, 2020, the fair value of money market funds and sovereign debt securities classified as available for sale securities are as follows:

September 30, 2021
	Cost	Financial Gains	Financial Losses	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 321,286	$ —	$ —	$ 321,286
Total Cash and cash equivalents	$ 321,286	$ —	$ —	$ 321,286

Restricted cash and cash equivalents
Money Market Funds	$ 118,708	$ —	$ —	$ 118,708
Total Restricted cash and cash equivalents	$ 118,708	$ —	$ —	$ 118,708

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee) (1)	$ 734,275	$ 4,727	$ —	$ 739,002
Sovereign Debt Securities (1)	265,825	185	(1)	266,009
Total Short-term investments	$ 1,000,100	$ 4,912	$ (1)	$ 1,005,011

Long-term investments
Sovereign Debt Securities (1)	$ 14,976	$ 302	$ (130)	$ 15,148
Total Long-term investments	$ 14,976	$ 302	$ (130)	$ 15,148
Total	$ 1,455,070	$ 5,214	$ (131)	$ 1,460,153

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

As of September 30, 2021, the estimated fair values (in thousands of U.S. dollars) of money market funds and sovereign debt securities classified by their effective maturities are as follows:

One year or less	1,445,005
Two years to three years	5,673
Three years to four years	3,888
Four years to five years	670
More than five years	4,917
Total	$ 1,460,153

9. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of September 30, 2021, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $10,341 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.

In addition, as of September 30, 2021, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible for an estimated aggregate amount up to $61,115 thousands. No loss amounts have been accrued for such reasonably possible legal actions.

Brazilian preliminary injunction against the Brazilian tax authorities

On November 6, 2014, the Brazilian subsidiaries, Mercadolivre.com Atividades de Internet Ltda., Ebazar.com.br Ltda., Mercado Pago.com Representações Ltda. and the Argentine subsidiary, MercadoLibre S.R.L., filed a writ of mandamus and requested a preliminary injunction with the Federal Court of Osasco against the federal tax authority to avoid the IR (income tax) withholding over payments remitted by the Brazilian subsidiaries to MercadoLibre S.R.L. for the provision of IT support and assistance services by the latter, and requested reimbursement of the amounts improperly withheld over the course of the preceding five (5) years. The preliminary injunction was granted on the grounds that such withholding violated the convention signed between Brazil and Argentina that prevents double taxation. In August 2015, the injunction was revoked by the first instance judge in an award favorable to the federal tax authority. The Company appealed the decision and deposited with the court the disputed amounts. As of September 30, 2021 the total amount of the deposits were $99,129 thousands (which includes $5,767 thousands of interest). Such amounts are included in non-current other assets of the consolidated balance sheet. In June 2020, the Company’s appeal was dismissed. The Company submitted a new remedy before the same court in July 2020, which was dismissed on February 17, 2021. On March 18, 2021 the Company filed an appeal with the superior courts, which is now pending. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position and the existence of favorable decisions issued by the Federal Regional Courts. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

Administrative tax claims

On October 30, 2020 and November 9, 2020, MercadoPago.com Representações Ltda. and Ebazar.com.br Ltda., respectively, received tax assessments claiming income tax payments for the 2016 fiscal year, with respective penalties and fines. In these assessments, the tax authorities do not recognize certain expenses incurred by the Brazilian subsidiaries, such as technology services imported from MercadoLibre S.R.L., Meli Uruguay S.R.L., and MercadoLibre Inc., as deductible for income tax purposes. The tax authorities concluded that the Brazilian entities failed to submit sufficient evidence during the tax assessment that these services were necessary and effectively hired and paid by the Brazilian subsidiaries. The tax assessments that MercadoPago.com Representações Ltda. and Ebazar.com.br Ltda. received amounted to a total of $14,734 thousands and $12,021 thousands, respectively. The subsidiaries filed their defenses on December 1, 2020 and December 8, 2020, respectively, arguing that the agreements and other documentation were submitted as evidence during the tax assessment. The defenses were also complemented by specific descriptions for each project that was impacted by such services to justify the necessity of all the expenses in dispute. On May 25, 2021, MercadoPago.com received an unfavorable decision from the administrative court in the first instance, and on June 28, 2021, Ebazar.com.br also received an unfavorable decision from the administrative court in the first instance. The Companies filed appeals in respect of both cases with the administrative court in the second instance, which are now pending. The Management’s opinion, based on the opinion of external legal counsel, is that the Company’s position is more likely than not to succeed in court in both cases, based on the technical merits of the tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

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

As of September 30, 2021 and December 31, 2020, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $2,649,896 thousands and $2,535,041 thousands, respectively, for which the Company recorded an allowance of $4,557 thousands and $8,364 thousands, respectively.

Commitments

The Company committed to purchase cloud platform services from two U.S. suppliers based on the following terms:

a)for a total amount of $240,500 thousands to be fully paid off between June 1, 2020 and May 31, 2024. As of September 30, 2021, the Company had paid $155,162 thousands in relation thereto. In September 2021, the Company amended this commitment whereby, effective as of October 1, 2021, the aggregate purchase commitment is $824,000 thousands, to be fully paid off between October 1, 2021 and September 30, 2026; and

b)for a total amount of $30,000 thousands to be fully paid off between November 24, 2019 and March 23, 2023. As of September 30, 2021, the Company paid $15,501 thousands in relation thereto. In September 2021, the Company amended this commitment whereby, effective as of September 17, 2021, the aggregate purchase commitment is $108,000 thousands, to be fully paid off between September 17, 2021 and September 17, 2024.

10. Long term retention program (“LTRP”)

The following table summarizes the 2012, 2014, 2015, 2016, 2017, 2018, 2019, 2020 and 2021 long term retention program accrued compensation expense for the nine and three-month periods ended September 30, 2021 and 2020, which are payable in cash according to the decisions made by the Board of Directors:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
LTRP 2012	—	69	—	—
LTRP 2014	—	125	—	—
LTRP 2015	178	6,338	—	1,453
LTRP 2016	3,811	13,010	2,421	2,955
LTRP 2017	5,653	13,892	3,540	3,332
LTRP 2018	3,424	6,941	2,006	1,578
LTRP 2019	23,883	16,061	8,663	5,741
LTRP 2020	26,150	18,706	8,658	8,176
LTRP 2021	20,873	—	7,759	—
Total LTRP	$83,972	$75,142	$33,047	$23,235

11. Loans payable and other financial liabilities

The following table summarizes the Company’s Loans payable and other financial liabilities as of September 30, 2021 and December 31, 2020:

					Book value as of

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	September 30, 2021	December 31, 2020
					(In thousands)
Current loans payable and other financial liabilities:
Loans from banks
Chilean Subsidiary	Chilean Pesos	Fixed	2.86%	October 2021	$51,115	$92,895
Brazilian Subsidiary	Brazilian Reais	—	—%	—	—	142,178
Brazilian Subsidiary	US Dollar	Variable	LIBOR 3M + 0.7408%	October 2021 - July 2022	60,077	—
Mexican Subsidiary	Mexican Peso	Variable	TIIE + 2.20%	May 2022	33,167	18,418
Mexican Subsidiary	Mexican Peso	Variable	TIIE + 2.20%	March 2022	17,835	—
Argentine Subsidiary	Argentine Pesos	Fixed	38.75%	October 2021	20,492	14,400
Argentine Subsidiary	Argentine Pesos	Fixed	38.50%	October 2021	20,469	—
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	6.30%	December 2021	8,154	—
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	6.14%	October 2021	15,713	13,406
Chilean Subsidiary	Chilean Pesos	Fixed	2.46%	October 2021 - September 2022	1,503	—

Secured lines of credit
Argentine Subsidiary	Argentine Pesos	Fixed	34.11%	October 2021	57,759	18,311
Argentine Subsidiary	Argentine Pesos	Fixed	36.65%	October 2021	20,460	—
Brazilian Subsidiary	Brazilian Reais	—	—%	—	—	58,437
Mexican Subsidiary	Mexican Peso	Fixed	10.02%	October 2021 - September 2022	3,362	—

Unsecured lines of credit
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	6.47%	October 2021	18,694	20,055
Argentine Subsidiary	Argentine Pesos	—	—%	—	—	116,140

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	98% to 129% of CDI	October 2021 - September 2022	358,084	—

2028 Notes					1,127	6,649
2026 Sustainability Notes					2,006	—
2031 Notes					4,618	—
Finance lease obligations					9,476	7,394
Credit card collateralized debt					1,976	12,920
Collateralized debt					58,743	25,342
Other lines of credit					305	1,848
					$765,135	$548,393

Non Current loans payable and other financial liabilities:
2028 Notes					307,874	595,800
2026 Sustainability Notes					396,650	—
2031 Notes					693,638	—
Financial Bills
Brazilian Subsidiary			CDI + 1.10%	July 2023	93,130	—
Finance lease obligations					31,793	16,261
Collateralized debt					421,859	248,815
Loans from banks
Chilean Subsidiary	Chilean Pesos	Fixed	2.46%	October 2022 - April 2025	4,047	—
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.8%	May 2024 - May 2031	4,136	—

Secured lines of credit
Mexican Subsidiary	Mexican Peso	Fixed	10.02%	October 2022 - July 2026	16,758	—
Other lines of credit					508	—
					$1,970,393	$860,876

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

Certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guarantee the payment of principal, premium, if any, interest, and all other amounts in respect of each of the Notes (the “Subsidiary Guarantees”). The initial Subsidiary Guarantors are MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., MercadoPago.com Representações Ltda., MercadoLibre Chile Ltda., MercadoLibre, S. de R.L. de C.V., DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. On October 27, 2021, MercadoLibre, S. de R.L. de C.V. became an excluded subsidiary pursuant to the terms of the Notes and it was released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes.

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

During the nine-month period ended September 30, 2021, 901 Notes were converted, for a total amount of $901 thousands. The determination of whether or not the Notes are convertible must be performed on a quarterly basis. The Company reconfirmed during the third quarter of 2021 that the conversion threshold was met and the Notes remain eligible for conversion. As of the date of issuance of these interim condensed consolidated financial statements, the Company did not receive additional requests for conversion.

The Company has entered into capped call transactions with respect to shares of its common stock with certain financial institutions (the “2028 Notes Capped Call Transactions”). The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of the Company’s common stock is greater than the strike price and lower than the cap price of the 2028 Notes Capped Call Transactions. The amounts the Company has paid, including transaction expenses, are $91,784 thousands (August 2018), $11,472 thousands (November 2018), $88,362 thousands (June 2019), $104,095 thousands (June 2020), $82,682 thousands (August 2020), $120,012 thousands (November 2020) and $100,769 thousands (January 2021). In addition, the Company paid $8,005 thousands in November 2019 to amend the strike and cap prices of the capped call transaction purchased in November 2018. The cost of the 2028 Notes Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheets. In June and August 2021, the Company terminated certain of its 2028 Notes Capped Call Transactions and received as consideration $102,382 thousands in cash and 57,047 shares of Common Stock, and $294,357 thousands in cash and 89,978 shares of Common Stock, respectively. Cash proceeds of terminating certain of the 2028 Notes Capped Call Transactions in June and August 2021 were used to repurchase 71,175 shares and 158,413 shares of Common Stock, respectively.

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

The total estimated fair value of the 2028 Notes was $1,690,241 thousands and $3,416,819 thousands as of September 30, 2021 and December 31, 2020, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of September 30, 2021 and December 31, 2020 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $1,679.40 closing price of the Company’s common stock on September 30, 2021, the if-converted value of the 2028 Notes exceeded their principal amount by $1,223,991 thousands.

The following table presents the carrying amounts of the liability and equity components related to the 2028 Notes as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In thousands)
Amount of the equity component (1)	$163,653	$327,305

2.00% Convertible Senior Notes due 2028	$439,092	$879,993
Unamortized debt discount (2)	(127,029)	(275,299)
Unamortized transaction costs related to the debt component	(4,189)	(8,894)
Contractual coupon interest accrual	48,638	41,409
Contractual coupon interest payment	(47,511)	(34,760)
Net carrying amount	$309,001	$602,449

(1)Net of $3,082 thousands of transaction costs related to the equity component of the 2028 Notes.

(2)As of September 30, 2021, the remaining period over which the unamortized debt discount will be amortized is 7.0 years.

The following table presents the interest expense for the contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Nine month periods ended September 30,		Three month periods ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Contractual coupon interest expense	$7,229	$13,200	$2,196	$4,400
Amortization of debt discount	11,315	19,269	3,511	6,542
Amortization of debt issuance costs	270	421	86	146
Total interest expense related to the 2028 Notes	$18,814	$32,890	$5,793	$11,088

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

The following table summarizes the Company’s collateralized debt as of September 30, 2021:

SPEs	Collateralized debt as of September 30, 2021	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	134,763	DI plus 2.5%	Brazilian Reais	May 2024
Fundo de Investimento Em DireitosCreditórios Arandu	182,661	DI plus 1.75%	Brazilian Reais	June 2023
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	18,506	CDI + 3.5%	Brazilian Reais	August 2023
Mercado Crédito IX	1,998	Badlar rates plus 200 basis points with a min 30% and a max 44%	Argentine Pesos	February 2022
Mercado Crédito X	10,621	Badlar rates plus 200 basis points with a min 30% and a max 45%	Argentine Pesos	June 2022
Mercado Crédito Consumo IV	6,468	Badlar rates plus 200 basis points with a min 30% and a max 44%	Argentine Pesos	January 2022
Mercado Crédito XI	9,838	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	September 2022
Mercado Crédito Consumo V	13,304	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	June 2022
Mercado Crédito Consumo VI	13,836	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	August 2022
Fideicomiso de administración y fuente de pago CIB/3369	88,607	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.0%	Mexican Pesos	April 2024

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

The assets and liabilities of the SPEs are included in the Company’s interim condensed consolidated financial statements as of September 30, 2021 and December 31, 2020 as follows:

	September 30,	December 31,
	2021	2020
Assets	(In thousands)
Current assets:
Restricted cash and cash equivalents	$150,102	$249,872
Short-term investments	174	—
Credit cards receivable and other means of payments, net	169,753	—
Loans receivable, net	428,571	113,846
Total current assets	748,600	363,718
Non-current assets:
Long-term investments	4,828	—
Loans receivable, net	24,175	9,581
Total non-current assets	29,003	9,581
Total assets	$777,603	$373,299
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$300	$100
Loans payable and other financial liabilities	58,743	25,342
Total current liabilities	59,043	25,442
Non-current liabilities:
Loans payable and other financial liabilities	421,859	248,815
Total non-current liabilities	421,859	248,815
Total liabilities	$480,902	$274,257

13. Leases

The Company leases certain fulfillment, cross-docking and services centers, office space, machines and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2021	2020
Operating Leases	(In thousands)
Operating lease right-of-use assets	$389,806	$303,214

Operating lease liabilities	$391,010	$298,847

Finance Leases
Property and equipment, at cost	60,890	29,798
Accumulated depreciation	(10,808)	(4,086)
Property and equipment, net	$50,082	$25,712

Loans payable and other financial liabilities	$41,269	$23,655

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases at September 30, 2021:

Weighted average remaining lease term
Operating leases	7	Years
Finance leases	4	Years

Weighted average discount rate (*)
Operating leases	8%
Finance leases	14%

(*) Includes discount rates of leases in local currency and U.S dollar.

The components of lease expense were as follows:

	Nine months ended September 30,
	2021	2020
	(In thousands)
Operating lease cost	$55,668	$29,941

Finance lease cost:
Depreciation of property and equipment	6,782	1,564
Interest on lease liabilities	3,377	1,199
Total finance lease cost	$10,159	$2,763

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$51,403	$28,705
Financing cash flows from finance leases	12,612	2,499

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$137,569	$73,340
Finance leases	28,728	1,487

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending September 30, 2021	Operating Leases	Finance Leases
	(In thousands)
One year or less	$86,736	$14,716
One year to two years	84,234	14,488
Two years to three years	79,631	13,566
Three years to four years	70,779	7,462
Four years to five years	48,916	2,385
Thereafter	123,510	1,409
Total lease payments	$493,806	$54,026
Less imputed interest	(102,796)	(12,757)
Total	$391,010	$41,269

14. Derivative instruments

Cash Flow Hedge

As of September 30, 2021 the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of September 30, 2021, the Company estimated that the whole amount of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

Net Investment Hedge

The Company used a cross currency swap contract, which matures in 2024, to reduce the foreign currency exchange risk related to its investment in its Brazilian foreign subsidiary. This derivative was designated as a net investment hedge and, accordingly, gain and loss was reported as a component of accumulated other comprehensive income. The accumulated gains and losses associated with this instrument will remain in other comprehensive income until the foreign subsidiary is sold or substantially liquidated, at which point they will be reclassified into earnings.

Derivative instruments not designated as hedging instruments

As of September 30, 2021, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian and Mexican subsidiaries, whose functional currencies are the Brazilian Reais and Mexican Peso, respectively. These transactions were not designated as hedges for accounting purposes.

In addition, the Company entered into full cross currency swap contracts to hedge the interest rate fluctuation and foreign currency fluctuations of its financial debt nominated in U.S. dollars held by its Brazilian subsidiaries. These transactions were not designated as hedges for accounting purposes.

Finally, as of September 30, 2021, the Company entered into swap contracts to hedge the interest rate fluctuation of its financial debt related to its credit cards receivable securitization transactions in Brazil. These transactions were not designated as hedges for accounting purposes.

The following table presents the notional amounts of the Company’s outstanding derivative instruments:

Notional Amount as of
September 30, 2021
(In thousands)
Designated as hedging instrument
Foreign exchange contracts	$89,159
Cross currency swap contract	$94,125

Not designated as hedging instrument
Foreign exchange contracts	$69,000
Interest rate contracts	$183,658
Cross currency swap contract	$60,000

Foreign exchange contracts

The fair values of the Company’s outstanding derivative instruments as of September 30, 2021 and December 31, 2020 were as follows:

		September 30,	December 31,
	Balance sheet location	2021	2020
		(In thousands)
Derivatives
Foreign exchange contracts not designated as hedging instruments	Other current assets	$2,623	$199
Cross currency swap Contract designated as net investment hedge	Other current assets	5,167	—
Cross currency swap contract not designated as hedging instrument	Other current assets	2,194	—
Foreign exchange contracts designated as cash flow hedges	Other current assets	2,406	—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	551	11,106
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	927	2,858

The effects of derivative contracts on unaudited interim condensed consolidated of comprehensive income as of September 30, 2021 were as follows:

		Amount of	Amount of (gain) loss reclassified
	December 31,	Gain (Loss) recognized	from accumulated	September 30,
	2020	in other comprehensive loss	other comprehensive loss	2021
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$ (2,469)	$ 1,018	$ 2,804	$ 1,353
Cross currency swap contract designated as net investment hedge	—	5,167	—	5,167
	(2,469)	6,185	2,804	6,520

The effects of derivative contracts on unaudited interim condensed consolidated statement of income for the nine and three-month periods ended September 30, 2021 and 2020 were as follows:

	Nine month periods ended September 30,		Three month periods ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	$(3,590)	$26,535	$7,396	$4,709
Cross currency swap contract not designated as hedging instrument recognized in foreign exchange	2,688	—	2,688	—
Interest rate contracts not designated as hedging instruments recognized in interest and other, net	30	—	(157)	—

15. Share repurchase program

On August 30, 2020, the Board of Directors of MercadoLibre (“the Board”) authorized the Company to repurchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for aggregate consideration of up to $350,000 thousands. The share repurchase program expired on August 31, 2021. On August 4, 2021, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $150,000 thousands. This authorization, which replaced and superseded the previous authorization, expires on August 31, 2022.

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

As of September 30, 2021, the Company had acquired 82,843 shares under the aforementioned share repurchase programs.

On June 7, 2021, the Board authorized the use of part or all of the cash proceeds of terminating certain of its 2028 Notes Capped Call Transactions to repurchase shares of common stock. The Board’s authorization is in addition to the share repurchase authorization referred to above. Under this authorization the Company had acquired 229,588 shares.

From time to time, the Company acquires shares of its own common stock in the Argentine market and pays for them in Argentine pesos at a price that reflects the additional cost of accessing US dollars through an indirect mechanism, because of restrictions imposed by the Argentine government for buying US dollars at the official exchange rate in Argentina. As a result, the Company recognized a foreign currency loss of $37,653 thousands and $6,653 thousands for the nine and three-month period ended September 30, 2021.

16. Subsequent Event

Acquisition of a delivery company in Brazil

On November 3, 2021, the Company, through its subsidiary Ebazar.com.br, completed the acquisition of 100% of the equity interest of Kangu Participações S.A and its subsidiaries, a logistics technology platform which connects sellers, e-commerce companies, transporters, third-party logistics providers and consumers through its vertically integrated network of drop-off and pick-up points throughout Brazil, Mexico and Colombia. The Company is located and organized under the laws of Brazil. As of the date of issuance of these unaudited interim condensed consolidated, the Company is working on the analysis of the purchase price allocation of the transaction.

Special Purpose Acquisition Company

In May 2021, the Company, through its subsidiary MELI Capital Ventures LLC, formed MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”) as a joint venture with Kaszek to sponsor a special purpose acquisition company named MELI Kaszek Pioneer Corp (“MEKA”), which on October 1, 2021, completed its initial public offering of 28,750,000 Class A ordinary shares at a price of $10 per share. Simultaneously, MEKA consummated with the Sponsor a private placement of 975,000 Class A ordinary shares at a price of $10 per share. MEKA is a newly-incorporated Cayman Islands exempted company structured as a blank check company whose business purpose is to effect a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. In connection with the initial public offering, MEKA entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from MEKA 5 million Class A ordinary shares at a price of $10 per share in a private placement to close substantially concurrently with the consummation of MEKA’s business combination.

Investment in Aleph Group

In October 2021, the Company acquired 2.5 billion shares of Aleph Group, Inc., an online advertising company, incorporated under the laws of the Cayman Islands, for a total amount of $25,000 thousands. This investment represents an estimated ownership of 1% in Aleph Group, Inc.’s equity, and is another strategic initiative of the Company to strength the online advertising industry in the region and its ecosystem.

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

•a discussion of our principal trends and results of operations for the nine and three-month periods ended September 30, 2021 and 2020;

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

The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full experience. As of September 30, 2021, we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile, Colombia, Uruguay and Peru.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the nine and three-month periods ended September 30, 2021 and 2020:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
(% of total consolidated net revenues) (*)	2021	2020	2021	2020
Brazil	56.3%	55.7%	57.2%	54.7%
Argentina	21.4	24.8	21.2	25.5
Mexico	15.8	14.0	15.7	13.5
Other Countries	6.5	5.5	5.9	6.3

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the nine and three-month periods ended September 30, 2021 and 2020:

	Nine-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	September 30,		to 2021 (*)		September 30,		to 2021 (*)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$2,782.4	$1,473.5	$1,309.0	88.8%	$1,062.6	$610.7	$451.9	74.0%
Argentina	1,056.4	656.8	399.6	60.8	393.1	284.7	108.4	38.1
Mexico	780.1	371.1	409.0	110.2	291.5	150.4	141.1	93.8
Other Countries	319.7	144.8	174.9	120.8	110.2	69.9	40.4	57.8
Total Net Revenues	$4,938.6	$2,646.2	$2,292.5	86.6%	$1,857.5	$1,115.7	$741.7	66.5%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Recent Developments

Acquisition of a delivery company in Brazil

On November 3, 2021, we, through our subsidiary Ebazar.com.br, completed the acquisition of 100% of the equity interest of Kangu Participações S.A and its subsidiaries, a logistics technology platform which connects sellers, e-commerce companies, transporters, third-party logistics providers and consumers through its vertically integrated network of drop-off and pick-up points throughout Brazil, Mexico and Colombia. The company is located and organized under the laws of Brazil. As of the date of issuance of this report, we are working on the analysis of the purchase price allocation of the transaction.

Special Purpose Acquisition Company

In May 2021, we, through our subsidiary MELI Capital Ventures LLC, formed MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”) as a joint venture with Kaszek to sponsor a special purpose acquisition company named MELI Kaszek Pioneer Corp (“MEKA”), which on October 1, 2021, completed its initial public offering of 28,750,000 Class A ordinary shares at a price of $10 per share. Simultaneously, MEKA consummated with the Sponsor a private placement of 975,000 Class A ordinary shares at a price of $10 per share. MEKA is a newly-incorporated Cayman Islands exempted company structured as a blank check company whose business purpose is to effect a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. In connection with the initial public offering, MEKA entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from MEKA 5 million Class A ordinary shares at a price of $10 per share in a private placement to close substantially concurrently with the consummation of MEKA’s business combination.

Investment in Aleph Group

In October 2021, we acquired 2.5 billion shares of Aleph Group, Inc., an online advertising company, incorporated under the laws of the Cayman Islands, for a total amount of $25 million. This investment represents an estimated ownership of 1% in Aleph Group, Inc.’s equity, and is another strategic initiative to strength the online advertising industry in the region and our ecosystem.

Description of Line Items

Net revenues

We recognize revenues in each of our four geographical reporting segments. Within each of our segments, the services we provide and products we sale generally fall into two distinct revenue streams: “Commerce” and “Fintech.”

The following table summarizes our consolidated net revenues by revenue stream for the nine and three-month periods ended September 30, 2021 and 2020:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30, (*)		September 30, (*)
Consolidated net revenues by revenue stream	2021	2020	2021	2020
	(in millions)		(in millions)
Commerce (**)	$3,277.6	$1,686.9	$1,224.7	$724.5
Fintech	1,661.0	959.3	632.8	391.2
Total	$4,938.6	$2,646.2	$1,857.5	$1,115.7

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the nine-month periods ended September 30, 2021 and 2020, no single customer accounted for more than 5.0% of our net revenues.

Our Mercado Libre Marketplace is available in 18 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay, Venezuela (deconsolidated as of December 1, 2017), Bolivia, Honduras, Nicaragua, El Salvador, Guatemala and Paraguay), and Mercado Pago is available in 7 countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico and Uruguay). Additionally, Mercado Envios is available in 7 countries (Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay). The functional currency for each country’s operations is the country’s local currency, except for Argentina, where the functional currency is the U.S. dollar due to Argentina’s status as a highly inflationary economy. Our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. Please refer to “Summary of significant accounting policies” in Note 2 of our unaudited interim condensed consolidated financial statements for further detail on foreign currency translation.

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues, which are classified as a cost of net revenues. These taxes represented 8.7% of net revenues for the nine-month period ended  September 30, 2021, as compared to 8.0% for the same period in 2020. For the three-month periods ended September 30, 2021, these taxes represented 9.2% of net revenues, as compared to 8.7% for the same period in 2020.

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

Results of operations for the nine and three-month periods ended September 30, 2021 compared to the nine and three-month periods ended September 30, 2020

The selected financial data for the nine and three-month periods ended September 30, 2021 and 2020 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that Management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the nine and three-month periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021 or for any other period.

Statement of income data

	Nine-month Periods Ended September 30,		Three-month Periods Ended September 30,
(In millions)	2021 (*)	2020 (*)	2021 (*)	2020 (*)
	(Unaudited)		(Unaudited)
Net service revenues	$4,366.5	$2,524.3	$1,630.9	$1,038.6
Net product revenues	572.1	121.8	226.5	77.1
Net revenues	4,938.6	2,646.2	1,857.5	1,115.7

Cost of net revenues	(2,786.8)	(1,426.0)	(1,050.9)	(635.5)
Gross profit	2,151.9	1,220.2	806.6	480.2

Operating expenses:
Product and technology development	(410.7)	(235.5)	(137.7)	(88.8)
Sales and marketing	(1,006.8)	(620.2)	(385.5)	(229.6)
General and administrative	(317.0)	(211.7)	(123.0)	(78.7)
Total operating expenses	(1,734.5)	(1,067.4)	(646.2)	(397.1)
Income from operations	417.4	152.8	160.4	83.1

Other income (expenses):
Interest income and other financial gains	84.6	80.1	35.4	24.6
Interest expense and other financial losses (**)	(175.0)	(75.1)	(44.4)	(24.5)
Foreign currency losses	(52.4)	(32.5)	(25.2)	(30.4)
Net income before income tax expense	274.6	125.3	126.1	52.7

Income tax expense	(145.2)	(75.5)	(30.9)	(37.6)
Net income	$129.4	$49.9	$95.2	$15.0

(*) The table above may not total due to rounding.

(**) Includes $49.2 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 11 of our unaudited interim condensed consolidated financial statements for further detail on 2028 Notes repurchase.

Principal trends in results of operations

Net revenues

Our net revenues maintained its growth trajectory during the first nine months of 2021, specifically related to the increase in our gross merchandise volume and the growth of our FinTech solution services (off-platform transactions through Mercado Pago, credits business, etc.). Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Net Revenues” section in the current document for further detail on net revenues trends for the nine and three-month periods ended September 30, 2021, and 2020.

As a consequence of the COVID-19 pandemic which has affected many countries in Latin America, governments in the region imposed total or partial lockdowns and curfews in March 2020, some of which have been subsequently extended, modified or rescinded based on the evolution of the COVID-19 pandemic. On balance, the effect of such measures on consumer behavior has resulted in revenue growth for our business, however, it is uncertain how consumer behavior will evolve in the future as measures to limit the spread of COVID-19 are further eased or lifted, and how and whether that will impact our revenues.

Our sources of revenues are denominated in local currencies; therefore, the weak macro-economic environment in certain countries in which we operate, as a result of COVID-19, coupled with the devaluations of certain local currencies in those countries against the U.S. dollar, could cause a decline in year-over-year net revenues, measured in U.S. dollars.

We continue to monitor the progress of the COVID-19 pandemic and the impact of new variants, and will take additional measures to comply with the rapidly changing regulations of the countries where we operate and the related macroeconomic instability. However, we may not be able to predict the negative impacts that the COVID-19 pandemic may have on our business in the future.

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

For the nine-month periods ended September 30, 2021 and 2020, our gross profit margins were 43.6% and 46.1%, respectively. The decrease in our gross profit margin resulted primarily from an increase in cost of product sold and shipping operating costs, as a percentage of net revenues, partially offset by a decrease in collection fees, as a percentage of net revenues.

For the three-month periods ended September 30, 2021 and 2020, our gross profit margins were almost stable, with margins of 43.4% and 43.0%, respectively.

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

For the nine-month period ended September 30, 2021, as compared to the same period in 2020, our operating margin increased from a margin of 5.8% to a margin of 8.5%. This increase is primarily a consequence of the increase in net revenues explained above, marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior, a decrease in chargebacks and buyer protection program expenses, as a percentage of net revenues and social security benefits granted pursuant to the knowledge-based economy promotional regime in Argentina, partially offset by an increase in bad debt expenses, as a percentage of net revenues.

For the three-month period ended September 30, 2021, as compared to the same period in 2020, our operating margin increased from a margin of 7.4% to a margin of 8.6%. This increase is primarily a consequence of the decrease in buyer protection program and chargebacks expenses, as a percentage of net revenues, the increase in net revenues explained above and social security benefits granted pursuant to the knowledge-based economy promotional regime in Argentina,, partially offset by an increase in bad debt expenses, as a percentage of net revenues.

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

	Nine-month Periods Ended September 30, (*)		Three-month Periods Ended September 30, (*)
(in millions)	2021	2020	2021	2020

Unique active users (1)	224.5	112.5	78.7	76.1
Gross merchandise volume (2)	$20,394.2	$14,361.4	$7,314.4	$5,902.4
Number of successful items sold (3)	726.5	489.9	259.8	205.7
Number of successful items shipped (4)	686.4	435.2	247.8	187.6
Total payment volume (5)	$53,126.9	$33,814.8	$20,879.8	$14,506.0
Total volume of payments on marketplace (6)	$19,673.1	$13,615.4	$7,058.0	$5,648.9
Total payment transactions (7)	2,225.6	1,255.2	865.7	559.7
Capital expenditures	$433.9	$166.8	$171.0	$65.0
Depreciation and amortization	$136.8	$72.4	$52.3	$28.2

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

(6)Measure of the total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago, excluding shipping and financing fees.

(7)Measure of the number of all transactions paid for using Mercado Pago.

Net revenues

	Nine-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	September 30,		to 2021 (*)		September 30,		to 2021 (*)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$4,938.6	$2,646.2	$2,292.5	86.6%	$1,857.5	$1,115.7	$741.7	66.5%

(*) Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Our net revenues grew 86.6% and 66.5% for the nine and three-month periods ended September 30, 2021, as compared to the same periods in 2020, respectively. The increase in net revenues was primarily attributable to:

a)an increase of $1,590.8 million and $500.2 million, or 94.3% and 69.0%, in Commerce revenues, for the nine and three-month periods ended September 30, 2021, respectively, as compared to the same periods in 2020. This increase is mainly generated by a 42% and 24% increase in our gross merchandise volume, an increase of $445.4 million and $149.4 million in our sales of goods business and an increase in shipping revenues of $249.9 million and $101.8 million for the nine and three-month periods ended September 30, 2021, respectively, as compared to the same periods in 2020. Shipping carrier costs which are netted from shipping revenues increased $329.7 million and $70.6 million, from $732.2 million and $307.4 million for the nine and three-

month periods ended September 30, 2020 to $1,061.9 million and $378.0 million for the nine and three-month periods ended September 30, 2021, respectively; and

b)an increase of 73.1% and 61.7%, in FinTech revenues, from $959.3 million and $391.2 million for the nine and three-month periods ended September 30, 2020, to $1,661.0 million and $632.8 million for the nine and three-month periods ended September 30, 2021. This increase is mainly generated by an increase of $367.0 million and $155.7 million in credit business and increases in off-platform transactions and financing mainly associated to an 57.3% and 43.9% increase in our total payment volume for the nine and three-month periods ended September 30, 2021, respectively, as compared to the same periods in 2020.

	Nine-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	September 30,		to 2021 (*)		September 30,		to 2021 (*)
Consolidated Net Revenues by revenue stream	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Commerce	$1,793.1	$901.2	$891.9	99.0%	$678.6	$383.6	$294.9	76.9%
Fintech	989.3	572.3	417.0	72.9%	384.1	227.1	157.0	69.1%
	$2,782.4	1,473.5	$1,309.0	88.8%	$1,062.6	$610.7	$451.9	74.0%
Argentina
Commerce	$612.2	$369.3	$242.9	65.8%	$234.7	$163.8	$70.9	43.3%
Fintech	444.2	287.5	156.6	54.5%	158.4	120.9	37.4	31.0%
	$1,056.4	656.8	$399.6	60.8%	$393.1	$284.7	$108.4	38.1%
Mexico
Commerce	$611.8	$307.8	$304.0	98.8%	$219.8	$125.0	$94.8	75.9%
Fintech	168.3	63.3	105.0	165.9%	71.7	25.4	46.3	182.3%
	$780.1	371.1	$409.0	110.2%	$291.5	$150.4	$141.1	93.8%
Other countries
Commerce	$260.5	$108.6	$151.9	139.9%	$91.6	$52.0	$39.6	76.1%
Fintech	59.2	36.2	23.0	63.7%	18.6	17.8	0.8	4.5%
	$319.7	144.8	$174.9	120.8%	$110.2	$69.9	$40.4	57.8%
Consolidated
Commerce	$3,277.6	$1,686.9	$1,590.8	94.3%	$1,224.7	$724.5	$500.2	69.0%
Fintech	1,661.0	959.3	701.7	73.1%	632.8	391.2	241.5	61.7%
Total	$4,938.6	$2,646.2	$2,292.5	86.6%	$1,857.5	$1,115.7	$741.7	66.5%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Brazil

Commerce revenues in Brazil increased 99.0% in the nine-month period ended September 30, 2021 as compared to the same period in 2020. This increase was primarily generated by a 42% increase in our gross merchandise volume and the increase in our sales of goods business and shipping revenues. Fintech revenues grew by 72.9%, a $417.0 million increase, during the nine-month period ended September 30, 2021 as compared to the same period in 2020, mainly driven by a 66.9% increase in the off-platform payments volume, credits business and financing.

Commerce revenues in Brazil increased 76.9% in the three-month period ended September 30, 2021 as compared to the same period in 2020. This increase was primarily generated by a 32% increase in our gross merchandise volume and the increase in our sales of goods business and shipping revenues. Fintech revenues grew by 69.1%, a $157.0 million increase, during the three-month period ended September 30, 2021 as compared to the same period in 2020, mainly driven by a 62.5% increase in the off-platform payments volume, credits business and financing.

Argentina

Commerce revenues in Argentina increased 65.8% in the nine-month period ended September 30, 2021 as compared to the same period in 2020. This increase was primarily generated by a 25% increase in our gross merchandise volume and the increase in our sales of goods business. Fintech revenues grew 54.5%, a $156.6 million increase, during the nine-month period ended September 30, 2021 as compared to the same period in 2020, mainly driven by a 63.9% increase in the off-platform payments volume, credit business and financing, partially offset by the aforementioned devaluation of the local currency.

Commerce revenues in Argentina increased 43.3% in the three-month period ended September 30, 2021, as compared to the same period in 2020, primarily due to our sales of goods business. Fintech revenues grew 31.0%, a $37.4 million increase, during the three-month period ended September 30, 2021 as compared to the same period in 2020, mainly driven by a 56.0% increase in the off-platform payments volume, credit business and financing, partially offset by the aforementioned devaluation of the local currency.

Mexico

Commerce revenues in Mexico increased 98.8% in the nine-month period ended September 30, 2021 as compared to the same period in 2020. This increase was primarily generated by a 64% increase in our gross merchandise volume and the increase in our sales of goods business. Fintech revenues grew 165.9%, a $105.0 million increase, during the nine-month period ended September 30, 2021 as compared to the same period in 2020, mainly driven by a 115.6% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), financing and credits business.

Commerce revenues in Mexico increased 75.9% in the three-month period ended September 30, 2021 as compared to the same period in 2020. This increase was primarily generated by a 48% increase in our gross merchandise volume and the increase in our sales of goods business. Fintech revenues grew 182.3%, a $46.3 million increase, during the three-month period ended September 30, 2021 as compared to the same period in 2020, mainly driven by a 132.4% increase in the off-platform payments volume (which is partially monetized as a strategy to expand our ecosystem), financing and credits business.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,		December 31,
	(in millions, except percentages)
	(*)
2021
Net revenues	$1,378.4	$1,702.7	$1,857.5	$	n/a
Percent change from prior quarter	4%	24%	9%
2020
Net revenues	$652.1	$878.4	$1,115.7		$1,327.3
Percent change from prior quarter	-3%	35%	27%		19%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

The following table sets forth the growth in net revenues in local currencies, for the nine and three-month periods ended September 30, 2021 as compared to the same periods in 2020:

	Changes from 2020 to 2021 (*)
(% of revenue growth in Local Currency)	Nine-month period	Three-month period
Brazil	95.9%	69.1%
Argentina	118.9%	83.4%
Mexico	92.6%	75.8%
Other Countries	111.0%	58.4%
Total Consolidated	103.8%	72.9%

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

In Brazil, the increase in local currency growth is a consequence of an increase in our Commerce transactions volume and shipping revenues, an increase in our off-platform transactions through Mercado Pago and an increase in our financing and credits business.

In Mexico, the increase in local currency growth is a consequence of an increase of our Commerce transactions volume, an increase in our off-platform transactions through Mercado Pago and an increase in our financing and credits business.

Cost of net revenues

	Nine-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	September 30		to 2021 (*)		September 30		to 2021 (*)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$2,786.8	$1,426.0	$1,360.8	95.4%	$1,050.9	$635.5	$415.4	65.4%
As a percentage of net revenues (*)	56.4%	53.9%			56.6%	57.0%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2021 as compared to the same period in 2020, the increase of $1,360.8 million in cost of net revenues was primarily attributable to: i) a $396.1 million increase in cost of sales of goods mainly in Brazil, Argentina and Mexico; ii) a $379.6 million increase in shipping operating costs; iii) a $217.1 million increase in sales taxes; iv) a $136.0 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; v) a $68.5 million increase in shipping carrier costs; and vi) a $53.4 million increase in hosting expenses.

For the three-month period ended September 30, 2021 as compared to the same period in 2020, the increase of $415.4 million in cost of net revenues was primarily attributable to: i) a $130.1 million increase in shipping operating costs; ii) a $130.0 million increase in cost of sales of goods mainly in Brazil, Argentina and Mexico; iii) a $72.9 million increase in sales taxes; iv) a $27.3 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; and v) a $19.3 million increase in shipping carrier costs.

Product and technology development expenses

	Nine-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	September 30		to 2021 (*)		September 30		to 2021 (*)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$410.7	$235.5	$175.2	74.4%	$137.7	$88.8	$48.9	55.0%
As a percentage of net revenues (*)	8.3%	8.9%			7.4%	8.0%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2021, the increase in product and technology development expenses as compared to the same period in 2020 amounted to $175.2 million. This increase was primarily attributable to: i) a $99.8 million increase in salaries and wages mainly related to new hires, partially offset by social security benefits granted pursuant to the knowledge-based economy promotional regime in Argentina; and ii) a $41.9 million increase in maintenance expenses mainly related to higher software licenses expenses.

For the three-month period ended September 30, 2021, the increase in product and technology development expenses as compared to the same period in 2020 amounted to $48.9 million. This increase was primarily attributable to: i) a $32.3 million increase in salaries and wages mainly related to new hires, partially offset by social security benefits granted pursuant to the knowledge-based economy promotional regime in Argentina; and ii) a $12.4 million increase in maintenance expenses mainly related to higher software licenses expenses.

We believe product development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Nine-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	September 30		to 2021 (*)		September 30		to 2021 (*)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$1,006.8	$620.2	$386.6	62.3%	$385.5	$229.6	$155.9	67.9%
As a percentage of net revenues (*)	20.4%	23.4%			20.8%	20.6%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2021, the $386.6 million increase in sales and marketing expenses as compared to the same period in 2020 was primarily attributable to: i) a $186.7 million increase in bad debt expenses; ii) a $127.7 million increase in online and offline marketing expenses mainly in Brazil, Mexico and Argentina; iii) a $27.3 million increase in salaries and wages; and iv) a $25.6 million increase in other sales expenses mainly related to strategic marketing initiatives.

For the three-month period ended September 30, 2021, the $155.9 million increase in sales and marketing expenses as compared to the same period in 2020 was primarily attributable to: i) a $86.2 million increase in bad debt expenses; ii) a $45.4 million increase in online and offline marketing expenses mainly in Brazil, Mexico and Argentina; and iii) a $15.4 million increase in other sales expenses mainly related to strategic marketing initiatives.

General and administrative expenses

	Nine-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	September 30		to 2021 (*)		September 30		to 2021 (*)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$317.0	$211.7	$105.3	49.8%	$123.0	$78.7	$44.3	56.3%
As a percentage of net revenues (*)	6.4%	8.0%			6.6%	7.1%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2021, the $105.3 million increase in general and administrative expenses as compared to the same period in 2020 was primarily attributable to: i) a $63.6 million increase in salaries and wages, mainly related to new hires; ii) a $20.7 million increase in tax, legal and other fees; and iii) a $15.7 million increase in temporary services primarily related to administrative workers.

For the three-month period ended September 30, 2021, the $44.3 million increase in general and administrative expenses as compared to the same period in 2020 was primarily attributable to a $35.8 million increase in salaries and wages, mainly related to new hires.

Other income (expense), net

	Nine-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	September 30		to 2021 (*)		September 30		to 2021 (*)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$(142.8)	$(27.5)	$(115.3)	419.6%	$(34.2)	$(30.4)	$(3.8)	12.6%
As a percentage of net revenues (*)	-2.9%	-1.0%			-1.8%	-2.7%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2021, the $115.3 million decrease in other income (expense), net as compared to the same period in 2020 was primarily attributable to: i) a $99.9 million increase in interest expense and other financial losses mainly attributable to a $49.2 million of loss on debt extinguishment and premium recognized during the first quarter of 2021 related to the repurchase of $440 million of principal of the 2028 Notes (refer to Note 11 of our unaudited interim condensed consolidated financial statements for further detail) and higher level of indebtedness during 2021, mainly in U.S., Argentina and Brazil; ii) a $19.9 million increase in our foreign currency loss mainly related to higher foreign exchange losses attributable to our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing US dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying US dollars at the official exchange rate (refer to Note 15 of our unaudited interim condensed consolidated financial statements for further detail), and higher foreign exchange losses from our Mexican and Brazilian subsidiaries. This decrease was partially offset by a $4.5 million increase in interest income and other financial gains from our financial investments as a result of higher interest income in Argentina due to higher float and higher rates, partially offset by lower float in our U.S. investments.

For the three-month period ended September 30, 2021, the $3.8 million decrease in other income (expense), net as compared to the same period in 2020 was primarily attributable to a $19.9 million increase in interest expense and other financial losses mainly attributable to higher level of indebtedness during the third quarter of 2021, principally in U.S., Argentina and Brazil. This decrease was partially offset by: i) a $10.8 million increase in interest income and other financial gains from our financial investments as a result of higher interest income due to a higher float in Argentina and higher rates in Brazil, partially offset by lower float in our U.S. investments; and ii) a $5.2 million decrease in our foreign currency loss mainly related to lower foreign exchange losses attributable to our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing US dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying US dollars at the official exchange rate (refer to Note 15 of our unaudited interim condensed consolidated financial statements for further detail), partially offset by a higher foreign exchange losses from our Argentine, Brazilian and Mexican subsidiaries.

Income tax

	Nine-month Periods Ended		Change from 2020		Three-month Periods Ended		Change from 2020
	September 30		to 2021 (*)		September 30		to 2021 (*)
	2021	2020	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax expense	$(145.2)	$(75.5)	$(69.7)	92.4%	$(30.9)	$(37.6)	$6.7	-17.9%
As a percentage of net revenues (*)	-2.9%	-2.9%			-1.7%	-3.4%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

During the nine-month period ended September 30, 2021 as compared to the same period in 2020, income tax expense increased by $69.7 million mainly as a result of higher income tax expense in Argentina and Brazil as a consequence of higher pre-tax gain in our Argentine and Brazilian segments in 2021 and higher income tax expense due to withholding tax on dividends from our Argentine subsidiary offset by the income tax benefit that our Argentine subsidiary, MercadoLibre S.R.L., obtained upon the approval of its eligibility under the knowledge-based economy promotional regime (see Note 2 of our unaudited interim condensed consolidated financial statements for further detail).

During the three-month period ended September 30, 2021 as compared to the same period in 2020, income tax expense decreased by $6.7 million mainly as a result of income tax benefit that our Argentine subsidiary, MercadoLibre S.R.L., obtained upon the approval of its eligibility under the knowledge-based economy promotional regime. This tax benefit was partially offset by higher income tax expense in Brazil as a consequence of higher pre-tax gains in our Brazilian segment during the third quarter of 2021.

Our effective tax rate is defined as income tax expense as a percentage of income before income tax expense.

The following table summarizes our effective tax rates for the nine and three-month periods ended September 30, 2021 and 2020:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30, (*)		September 30, (*)
	2021	2020	2021	2020

Effective tax rate	52.9%	60.2%	24.5%	71.5%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Our effective tax rate for the nine and three-month period ended September 30, 2021 decreased as compared to the same period in 2020, largely as a result of the income tax benefit that our Argentine subsidiary, MercadoLibre S.R.L., obtained upon the approval of its eligibility under the knowledge-based economy promotional regime.

The following table summarizes our effective tax rates for the nine and three-month periods ended September 30, 2021 and 2020:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30		September 30
	2021	2020	2021	2020
Effective tax rate by country
Argentina	19.4%	32.6%	3.1%	32.1%
Brazil	21.9%	22.7%	17.2%	9.7%
Mexico	-6.5%	-3.1%	-0.9%	-7.6%

The decrease in our Argentine effective income tax rate during the nine and three-month period ended September 30, 2021, as compared to the same period in 2020, was mainly a consequence of the income tax benefit that our Argentine subsidiary, MercadoLibre S.R.L., obtained upon the approval of its eligibility under the knowledge-based economy promotional regime (see Note 2 of our unaudited interim condensed consolidated financial statements for further detail).

The decrease in our Brazilian effective income tax rate for the nine-month period ended September 30, 2021, as compared to the same period in 2020, was mainly related to higher non-taxable pre-tax gains. The increase in our Brazilian effective income tax rate for the three-month period ended September 30, 2021, as compared to the same period in 2020, was mainly related to higher non-deductible expenses during the third quarter of 2021.

The increase in our negative Mexican effective income tax rate for the nine-month period ended September 30, 2021 as compared to the same period in 2020, was mainly driven by the combined effect of higher income tax expense related to advertising business due to higher pre-tax gains in Mexico and pre-tax losses from other entities in Mexico that were not accounted for as deferred tax assets as a consequence of the valuation allowance.

The decrease in our Mexican negative effective income tax rate for the three-month period ended September 30, 2021 as compared to the same period in 2020, was mainly driven by higher pre-tax losses that were not accounted for as deferred tax assets as a consequence of the valuation allowance along with the effect of higher income tax expense from other entities in Mexico.

Segment information

(In millions, except for percentages)	Nine-month Period Ended September 30, 2021 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$2,782.4	$1,056.4	$780.1	$319.7	$4,938.6
Direct costs	(2,170.2)	(674.2)	(767.1)	(247.5)	(3,858.9)
Direct contribution	$612.3	$382.2	$13.0	$72.3	$1,079.7
Margin	22.0%	36.2%	1.7%	22.6%	21.9%

	Nine-month Period Ended September 30, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$1,473.5	$656.8	$371.1	$144.8	$2,646.2
Direct costs	(1,148.9)	(465.8)	(370.2)	(115.8)	(2,100.7)
Direct contribution	$324.5	$191.0	$0.9	$29.0	$545.4
Margin	22.0%	29.1%	0.2%	20.0%	20.6%

	Change from the Nine-month Period Ended September 30, 2020 to September 30, 2021 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$1,309.0	$399.6	$409.0	$174.9	$2,292.5
in %	88.8%	60.8%	110.2%	120.8%	86.6%
Direct costs
in Dollars	$(1,021.2)	$(208.4)	$(396.9)	$(131.7)	$(1,758.2)
in %	88.9%	44.7%	107.2%	113.8%	83.7%
Direct contribution
in Dollars	$287.7	$191.2	$12.1	$43.3	$534.3
in %	88.7%	100.1%	1416.9%	149.0%	98.0%

(In millions, except for percentages)	Three-month Period Ended September 30, 2021 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$1,062.6	$393.1	$291.5	$110.2	$1,857.5
Direct costs	(831.7)	(253.1)	(284.8)	(91.9)	(1,461.4)
Direct contribution	$231.0	$140.0	$6.7	$18.3	$396.1
Margin	21.7%	35.6%	2.3%	16.6%	21.3%

	Three-month Period Ended September 30, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$610.7	$284.7	$150.4	$69.9	$1,115.7
Direct costs	(501.5)	(193.4)	(144.9)	(53.2)	(893.0)
Direct contribution	$109.2	$91.4	$5.5	$16.6	$222.7
Margin	17.9%	32.1%	3.6%	23.8%	20.0%

	Change from the Three-month Period Ended September 30, 2020 to September 30, 2021 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$451.9	$108.4	$141.1	$40.4	$741.7
in %	74.0%	38.1%	93.8%	57.8%	66.5%
Direct costs
in Dollars	$(330.1)	$(59.7)	$(139.8)	$(38.7)	$(568.3)
in %	65.8%	30.9%	96.5%	72.7%	63.6%
Direct contribution
in Dollars	$121.8	$48.7	$1.3	$1.7	$173.4
in %	111.5%	53.3%	23.4%	10.2%	77.9%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the nine and three-month period ended September 30, 2021 as compared to the same periods in 2020 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues.”

Direct costs

Brazil

For the nine-month period ended September 30, 2021, as compared to the same period in 2020, direct costs increased by 88.9%, mainly driven by: i) a 103.2% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, cost of sale of goods as a consequence of an increase in sales of products, customer support costs mainly associated to salaries and wages due to new hires and temporary customer support workers and shipping carrier costs; ii) a 78.8% increase in sales and marketing expenses, mainly due to an increase in bad debt expenses and online and offline marketing; and iii) a 61.5% increase in general and administrative expenses, mostly attributable to an increase in salaries mainly related to new hires, taxes and legal and other fees.

For the three-month period ended September 30, 2021, as compared to the same period in 2020, direct costs increased by 65.8%, mainly driven by: i) a 75.9% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, cost of sale of goods as a consequence of an increase in sales of products, customer support costs mainly associated to salaries and wages due to new hires and temporary customer support workers and shipping carrier costs; ii) a 68.3% increase in sales and marketing expenses, mainly due to an increase in bad debt expenses and online and offline marketing expenses; and iii) a 68.7% increase in general and administrative expenses, mostly attributable to an increase in salaries mainly related to new hires, taxes and legal and other fees.

Argentina

For the nine-month period ended September 30, 2021, as compared to the same period in 2020, direct costs increased by 44.7%, mainly driven by: i) an 59.5% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, shipping operating costs, cost of sale of goods as a consequence of an increase in sales of products and sales taxes; and ii) a 106.7% increase in general and administrative expenses, mostly attributable to an increase in salaries mainly related to new hires, taxes and other fees and other general and administrative expenses principally related to certain tax withholding.

For the three-month period ended September 30, 2021, as compared to the same period in 2020, direct costs increased by 30.9%, mainly driven by: i) a 35.4% increase in sales and marketing expenses, mainly due to bad debt expenses and online and offline marketing expenses; ii) a 27.7% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, shipping operating costs, cost of sale of goods as a consequence of an increase in sales of products and sales taxes; and iii) a 205.2% increase in general and administrative expenses, mostly attributable to an increase in salaries and wages, mainly related to new hires, and other general and administrative expenses principally related to certain tax withholdings. This increase was partially offset by a 113.3% decrease in product and development expenses mainly related to social security benefits granted by the Argentine government to our Argentine subsidiary, MercadoLibre S.R.L., pursuant to the knowledge-based economy promotional regime.

Mexico

For the nine-month period ended September 30, 2021, as compared to the same period in 2020, direct costs increased by 107.2%, mainly driven by: i) a 115.6% increase in cost of net revenues, mainly attributable to increases in shipping operating costs, cost of sale of goods as a consequence of an increase in sales of products, collection fees due to higher Mercado Pago penetration, shipping carrier costs and customer support costs; ii) an 94.7% increase in sales and marketing expenses, mainly due to buyer protection program, bad debt expenses and online and offline marketing expenses; iii) a 137.1% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses; and iv) a 68.5% increase in general and administrative expenses, mostly attributable to an increase in salaries, mainly related to new hires.

For the three-month period ended September 30, 2021, as compared to the same period in 2020, direct costs increased by 96.5%, mainly driven by: i) a 115.6% increase in sales and marketing expenses, mainly due to bad debt expenses and online and offline marketing expenses; ii) a 88.2% increase in cost of net revenues, mainly attributable to increases in shipping operating costs, cost of sale of goods as a consequence of an increase in sales of products, collection fees due to higher Mercado Pago penetration, shipping carrier costs; iii) a 36.9% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses; and iv) a 129.4% increase in general and administrative expenses, mostly attributable to an increase in salaries, mainly related to new hires.

Liquidity and Capital Resources

Our main cash requirement has been working capital to fund Mercado Pago financing operations. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to fund our credit business, to build out our logistics capacity and to make interest payments on our loans payable and other financial liabilities. In 2020, we committed to purchase cloud services for: i) a total amount of $240.5 million to be paid within a 4-year period starting on June 1, 2020, which was amended in September 2021, for a total amount of $824.0 million to be paid within a 5-year period starting on October 1,2021 and ii) a total amount of $30.0 million to be paid between November 24, 2019 and March 23, 2023, which was amended in September 2021 for a total amount of $108.0 million to be paid within 3-year period starting on September 17, 2021. Please refer to Note 9 of our unaudited interim condensed consolidated financial statements for further detail on purchase commitments. Further, in connection with the closing of MEKA’s initial public offering on October 1, 2021, MEKA (a special purpose acquisition company sponsored by MELI Kaszek Pioneer Sponsor LLC, which is a joint venture between our subsidiary MELI Capital Ventures LLC and Kaszek) entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from MEKA 5 million Class A ordinary shares at a price of $10 per share in a private placement to close substantially concurrently with the consummation of MEKA’s initial business combination. Please refer to Note 16 of our unaudited interim condensed consolidated financial statements for further detail.

Since our inception, we have funded our operations primarily through contributions received from our stockholders during the first two years of operations, from funds raised during our initial public offering, and from cash generated from our operations. We issued the 2028 Notes for net proceeds of approximately $864.6 million. We have funded Mercado Pago mainly by discounting credit cards receivables and credit lines. Additionally, we have financed our Mercado Pago and Mercado Credito businesses through the securitization of credit cards receivable and certain loans through SPEs created in Brazil, Mexico and Argentina. Finally, we obtained funding through our financial institution in Brazil through deposit certificates and financial bills. Refer to Note 12 of our unaudited interim condensed consolidated financial statements for further detail on securitization transactions.

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

Given the uncertain progress of the COVID-19 pandemic and the related macroeconomic instability in the countries where we operate, it is not possible to have certainty around future business development and cash generation. In terms of liquidity and cash management, our relevant sources of funding remain available and credit facilities have been obtained at the geographic segment level.

As of September 30, 2021, our main source of liquidity was $1,289.9 million of cash and cash equivalents and short-term investments, which excludes a $739.2 million investment, mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists mainly of cash generated from operations and proceeds from loans.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, credit cards receivable and other means of payments, accounts receivable, loans receivable, inventory, accounts payable and accrued expenses, funds payable to customers and amounts due to merchants and short-term debt.

As of September 30, 2021, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $2,276.1 million or 91.0% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our cash and cash equivalent, restricted cash and cash equivalent and investments held outside U.S. amounted to approximately 88.7% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and investments are located primarily in Brazil.

The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2021 and 2020:

	Nine-month Periods Ended
	September 30
(In millions) (*)	2021	2020
Net cash (used in) provided by:
Operating activities	$264.3	$926.0
Investing activities	(887.4)	(838.1)
Financing activities	(334.0)	242.4
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(128.6)	(157.5)
Net (decrease) increase in cash and cash equivalents, restricted cash and cash equivalents	$(1,085.7)	$172.7

(*) The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Nine-month Periods Ended		Change from 2020
	September 30		to 2021 (*)
	2021	2020		in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$264.3	$926.0	$(661.6)	-71.5%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The $661.6 million decrease in net cash provided by operating activities during the nine-month period ended September 30, 2021, as compared to the same period in 2020, was primarily driven by a $380.1 million decrease in funds payable to customers and amounts due to merchants and a $265.2 million increase in credit cards receivable.

Net cash used in investing activities

	Nine-month Periods Ended		Change from 2020
	September 30		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(887.4)	$(838.1)	$(49.3)	5.9%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the nine-month period ended September 30, 2021 resulted mainly from purchases of investments of $6,499.1 million, which was offset by proceeds from the sale and maturity of investments of $6,798.4 million, consistent with our treasury strategy of investing part of our available liquidity. We also used: i) $711.7 million in principal of loans receivable granted to merchants and consumers under our Mercado Credito solution; ii) $424.6 million in the purchase of property and equipment (mainly related to our shipping network and information technology assets in Argentina, Brazil and Mexico); and iii) $29.2 million in the purchase of intangible assets.

Net cash (used in) provided by financing activities

	Nine-month Periods Ended		Change from 2020
	September 30		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in) provided by:
Financing activities	$(334.0)	$242.4	$(576.4)	-237.8%

 (*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the nine-month period ended September 30, 2021, our net cash used in financing activities was primarily derived from $1,865.1 million in payments of the repurchase of the 2028 Notes, $4,365.3 million in payments from loans payable and other financial liabilities, $440.0 million related to repurchases of our common stock, and $100.8 million for the purchase of a capped call. This net cash used in financing activities was offset by $6,056.1 million in net proceeds from loans payable and other financial liabilities and $396.7 million proceeds from the termination of certain of our 2028 Notes Capped Call Transactions.

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

Mercado Pago and Mercado Credito Funding

In 2021, we obtained funding through our financial institution in Brazil through deposit certificates and financial bills, and continued obtaining, through our subsidiaries, certain lines of credit in Argentina, Chile and Uruguay primarily to fund the Mercado Pago business. Additionally, we continue to securitize certain loans and credit card receivables through our Argentine, Mexican and Brazilian SPEs, formed to securitize loans provided by us to our users and credit cards receivable. Please refer to Note 11 and 12 to our interim unaudited condensed consolidated financial statements for additional detail.

Debt Securities Guaranteed by Subsidiaries

On January 14, 2021, we issued $400 million aggregate principal amount of the 2026 Sustainability Notes and $700 million aggregate principal amount of the 2031 Notes. The payment of principal, premium, if any, interest, and all other amounts in respect of each of the Notes, is fully and unconditionally guaranteed (the “Subsidiary Guarantees”), jointly and severally, on an unsecured basis, by certain of our subsidiaries (the “Subsidiary Guarantors”). The initial Subsidiary Guarantors are MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., MercadoPago.com Representações Ltda., MercadoLibre Chile Ltda., MercadoLibre, S. de R.L. de C.V., DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. On October 27, 2021, MercadoLibre, S. de R.L. de C.V. became an excluded subsidiary pursuant to the terms of the Notes and, therefore, it was automatically released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes.

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

Summarized balance sheet information for the Obligor Group as of September 30, 2021 and as of December 31, 2020 is provided in the table below:

	September 30,	December 31,
(In millions)	2021	2020

Current assets (1) (2)	$3,996.6	$4,339.4
Non-current assets (3)	1,402.8	1,121.2
Current Liabilities (4)	3,836.3	3,298.2
Non-current Liabilities (5) (6)	1,934.9	944.3

(1) Includes restricted cash and cash equivalents of $285.2 million and $402.0 million and guarantees in short-term investments of $739.2 million and $636.9 million as of September 30, 2021, and December 31, 2020, respectively.

(2) Includes Current assets from non-guarantor subsidiaries of $200.6 million and $156.4 million as of September 30, 2021 and December 31, 2020, respectively.

(3) Includes Non-current assets from non-guarantor subsidiaries of $114.8 million and $94.9 million as of September 30, 2021 and December 31, 2020, respectively.

(4) Includes Current liabilities to non-guarantor subsidiaries of $475.1 million and $144.7 million as of September 30, 2021 and December 31, 2020, respectively.

(5) Includes Non-current liabilities to non-guarantor subsidiaries of $135.0 million as of September 30, 2021.

(6) The Obligor Group’s total liabilities increased from $4,242.5 million as of December 31, 2020 to $5,771.2 million as of September 30, 2021, mainly, due to the issuance of the Notes in January 2021. See Note 11 to the unaudited interim condensed consolidated financial statements for further detail.

Summarized statement of income information for the Obligor Group for the nine-month period ended September 30, 2021, is provided in the table below:

September 30,
(In millions)	2021

Net revenues (1)	$4,253.8
Gross Profit (2)	1,649.2
Income from operations (3)	237.6
Net Income (4) (5)	25.7

(1) Includes Net revenues from transactions with non-guarantor subsidiaries of $97.4 million for the nine-month period ended September 30, 2021.

(2) Includes charges from transactions with non-guarantor subsidiaries of $225.9 million for the nine-month period ended September 30, 2021.

(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $154.9 million for the nine-month period ended September 30, 2021.

(4) Includes other income/ (expense) from transactions with non-guarantor subsidiaries of $5.7 million for the nine-month period ended September 30, 2021.

(5) Includes $49.2 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 11 of our unaudited interim condensed consolidated financial statements for further detail on 2028 Notes repurchase.

Capital expenditures

Our capital expenditures (comprised of our payments for property and equipment (such as fulfillment centers), intangible assets (excluding digital assets and acquired businesses) for the nine-month periods ended September 30, 2021 and 2020 amounted to $433.9 million and $166.8 million, respectively.

During the nine-month period ended September 30, 2021, we invested $170.3 million in information technology in Brazil, Argentina and Mexico, and $241.0 million in our Argentine, Brazilian and Mexican shipping premises and offices.

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

Off-balance sheet arrangements

As of September 30, 2021, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

The following table sets forth the FX neutral measures related to our reported results of the operations for the nine and three-month periods ended September 30, 2021:

	Nine-month Periods Ended September 30, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2021	2020	Percentage Change	2021	2020	Percentage Change
Net revenues	$ 4,938.6	$ 2,646.2	86.6%	$ 5,394.0	$ 2,646.2	103.8%
Cost of net revenues	(2,786.8)	(1,426.0)	95.4%	(2,998.5)	(1,426.0)	110.3%
Gross profit	2,151.9	1,220.2	76.4%	2,395.5	1,220.2	96.3%

Operating expenses	(1,734.5)	(1,067.4)	62.5%	(1,906.1)	(1,067.4)	78.6%
Income from operations	417.4	152.8	173.1%	489.4	152.8	220.3%

	Three-month Periods Ended September 30, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2021	2020	Percentage Change	2021	2020	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 1,857.5	$ 1,115.7	66.5%	$ 1,929.1	$ 1,115.7	72.9%
Cost of net revenues	(1,050.9)	(635.5)	65.4%	(1,076.3)	(635.5)	69.4%
Gross profit	806.6	480.2	68.0%	852.8	480.2	77.6%

Operating expenses	(646.2)	(397.1)	62.7%	(664.9)	(397.1)	67.4%
Income from operations	160.4	83.1	93.1%	187.9	83.1	126.2%

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

We use foreign currency exchange forward contracts and currency swaps to protect our foreign currency exposure and our investment in a foreign subsidiary from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. We could designate these contracts as cash flow and net investment hedges for accounting purposes. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”). Cash flow hedges are subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. The accumulated gains and losses associated with the net investment hedge will remain in AOCI until the foreign subsidiary is sold or substantially liquidated, at which point they will be reclassified into earnings.

As of September 30, 2021, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of September 30, 2021, the total cash and cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $1,268.7 million, short-term investments denominated in foreign currencies totaled $891.8 million and accounts receivable, credit cards receivable and other means of payment and loans receivable in foreign currencies totaled $2,294.9 million. As of September 30, 2021, we had $15.1 million long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of September 30, 2021, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $303.9 million and our U.S. dollar-denominated long-term investments totaled $22.9 million.

For the nine-month period ended September 30, 2021, we had a consolidated loss on foreign currency of $52.4 million mainly related to a loss of $37.7 million attributable to our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing US dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying US dollars at the official exchange rate (refer to Note 15 of our unaudited interim condensed consolidated financial) and $10.8 million foreign exchange loss from our Brazilian subsidiaries. For the three-month period ended September 30, 2021, we had a consolidated loss on foreign currency of $25.2 million mainly related to an $8.8 million and $4.8 million foreign exchange loss from our Brazilian and Mexican subsidiaries, respectively, and a loss of $6.7 million attributable to our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing US dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying US dollars at the official exchange rate (refer to Note 15 of our unaudited interim condensed consolidated financial statements for further detail). (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information).

The following table sets forth the percentage of consolidated net revenues by segment for the nine and three-month periods ended September 30, 2021 and 2020:

	Nine-month Periods Ended		Three-month Periods Ended
	September 30,		September 30,
(% of total consolidated net revenues) (*)	2021	2020	2021	2020
Brazil	56.3%	55.7%	57.2%	54.7%
Argentina	21.4	24.8	21.2	25.5
Mexico	15.8	14.0	15.7	13.5
Other Countries	6.5	5.5	5.9	6.3

(*) Percentages have been calculated using whole-dollar amounts.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, cost of net revenues, operating expenses, other income (expenses) and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed at the moment of translating our financial statements to U.S. dollar as of September 30, 2021:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 5,487.3	$ 4,938.6	$ 4,489.8
Expenses (**)	(4,997.5)	(4,521.3)	(4,131.6)
Income from operations	489.7	417.4	358.2

Other income/(expenses) and income tax related to P&L items	(251.8)	(235.6)	(222.3)

Foreign Currency impact related to the remeasurement of our Net Asset position	(54.1)	(52.4)	(51.0)
Net Income	183.9	129.4	84.8

Total Shareholders' Equity	$ 489.9	$ 123.0	$ (208.9)

(1)Appreciation of the subsidiaries’ local currency against U.S. Dollar

(2)Depreciation of the subsidiaries’ local currency against U.S. Dollar

(*) The table above may not total due to rounding.

(**) Includes cost of net revenues and operating expenses.

The table above shows an increase in our net income when the U.S. dollar weakens against foreign currencies mainly, because of the positive impact of the increase in income from operations. On the other hand, the table above shows a decrease in our net income when the U.S. dollar strengthens against foreign currencies mainly, because of the negative impact of the decrease in income from operations.

Argentine Segment

In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018.

As of September 30, 2021, the Argentine Peso exchange rate against the U.S. dollar was 98.74.

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

Considering a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar on September 30, 2021, the effect on non-functional currency net asset position in our Argentine subsidiaries would have been a foreign exchange loss amounting to approximately $13.8 million in our Argentine subsidiaries.

See “Summary of significant accounting policies- Foreign currency translation” in Note 2 of our unaudited interim condensed consolidated financial statements for further detail on the currency status of our Argentine segment.

Brazilian Segment

Considering a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar on September 30, 2021, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $105.3 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $12.0 million in our Brazilian subsidiaries.

Mexican Segment

Considering a hypothetical devaluation of 10% of the Mexican peso against the U.S. dollar on September 30, 2021, the reported net assets in our Mexican subsidiaries would have decreased by approximately $27.3 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $11.8 million in our Mexican subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables. As of September 30, 2021, Mercado Pago’s receivables totaled $1,428.5 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of September 30, 2021, loans receivable from our Mercado Credito solution totaled $803.9 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

As of September 30, 2021, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 0.9%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair value of our available for sale securities as of September 30, 2021 could decrease (increase) by approximately $2.5 million.

As of September 30, 2021, our short-term investments amounted to $1,041.9 million and our long-term investments amounted to $38.0 million. Our short-term investments, except for the $739.2 million investment, mainly related to the Central Bank of Brazil Mandatory Guarantee, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

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

At September 30, 2021, the total contractual obligation fair value of our outstanding LTRP Variable Award Payment obligation subject to equity price risk amounted to $393.9 million. As of September 30, 2021, the accrued liability related to the outstanding Variable Award Payment of the LTRP included in Salaries and Social security payable in our condensed consolidated balance sheet amounted to $106.6 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:

		As of September 30, 2021
		MercadoLibre, Inc	2016, 2017, 2018, 2019, 2020 and 2021
		Equity Price	LTRP Variable contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		2,354.04	551,484
30%		2,185.90	512,093
20%		2,017.75	472,701
10%		1,849.60	433,309
Static	(*)	1,681.46	393,917
-10%		1,513.31	354,526
-20%		1,345.17	315,134
-30%		1,177.02	275,742
-40%		1,008.88	236,350

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine-month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Most of our employees are working remotely due to the COVID-19 pandemic, and we continue to monitor and assess the impact of the COVID-19 pandemic on our internal controls.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 9 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

As of September 30, 2021, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

Item 2 — Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (2)(3)	(b) Average Price per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions) (2)(3)
July, 2021	—	—	—	Up to $182
August, 2021	122,221	1,822.77	122,221	Up to $227
September, 2021	40,493	2,662.59	40,493	Up to $143

(1)	Average price paid per share does not include costs associated with the repurchases.
(2)

On August 30, 2020 the Board authorized the repurchase of shares of the Company’s common stock for an aggregate consideration of up to $350 million (the “2020 Authorization”). The share repurchase program was scheduled to expire on August 31, 2021 and may be suspended from time to time or discontinued. The repurchases are being executed from time to time, subject to general business and market and price conditions and other investment opportunities, through open-market purchases, block trades, derivatives, trading plans established in accordance with SEC rules, or privately negotiated transactions. On August 4, 2021, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $150 million (the “2021 Authorization”). This authorization, which replaced and superseded the previous authorization, expires on August 31, 2022. The approximate dollar value of shares that may yet be purchased as of the end of the period ending August 31, 2021, does not include the balance that remained available for share repurchases under the 2020 Authorization. As of September 30, 2021, the estimated remaining balance available for share repurchases under this authorization was $135 million. Please refer to Note 15 of our unaudited interim condensed consolidated financial statements for additional detail.

(3)

On June 7, 2021, the Board authorized the use of part or all of the cash proceeds of terminating certain of its 2028 Notes Capped Call Transactions to repurchase shares of the Company’s common stock. This authorization expires on December 31, 2021, and is in addition to the share repurchase authorization referred to above. The repurchases are being executed from time to time, subject to general business and market and price conditions and other investment opportunities, through open-market purchases, block trades, derivatives, trading plans established in accordance with SEC rules, or privately negotiated transactions. In August and September 2021, we repurchased an aggregate of 158,413 shares of common stock pursuant to this authorization for an aggregate price of $290 million. As of September 30, 2021 the estimated remaining balance available for share repurchases under this authorization was $8 million. The amount of further repurchases under this authorization will depend on whether the Company terminates additional 2028 Capped Call Transactions and on the amount of cash proceeds from any such terminations. Please refer to Note 15 of our unaudited interim condensed consolidated financial statements for additional detail.

Item 5 — Other information

Resignation

On November 2, 2021, Stelleo Passos Tolda notified the Company of his resignation from his position as President – Commerce and as an “executive officer” of the Company as that term is defined by the Exchange Act, each effective December 31, 2021. Mr. Tolda’s resignation is not related to any disagreement with the Company. Mr. Tolda will remain employed by the Company through March 31, 2022.

Consulting Arrangement

In connection with Mr. Tolda’s departure on March 31, 2022, the Board approved an advisory services agreement to be executed by the Company and Mr. Tolda on April 1, 2022. This agreement will allow the Company to continue to benefit from Mr. Tolda’s experience and expertise following the termination of his employment. For his services under the agreement, Mr. Tolda will receive $10,000 per month. The agreement has no set term and may be terminated at any time by either the Company or Mr. Tolda.

Restricted Stock Grant

The Board also intends to approve a grant of restricted stock under the Company’s Amended and Restated 2009 Equity Incentive Plan to Mr. Tolda at its first meeting in 2022 for a number of shares of restricted stock with a value calculated based on the value of the awards under the Company’s LTRP that Mr. Tolda is forfeiting in connection with the termination of his employment. The restricted stock grant will vest over a five (5) year period, subject to Mr. Tolda’s continued compliance with certain restricted covenants.

New Designation

On November 3, 2021, the Board designated Ariel Szarfsztejn as the Company’s Executive Vice President – Commerce and as an “executive officer” of the Company as that term is defined by the Exchange Act, effective as of January 1, 2022. Prior to this designation, Mr. Szarfsztejn served as the Senior VP of Mercado Envíos for the Company.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on May 11, 2007.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 24, 2018.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 14, 2021.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: November 5, 2021.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer