Form 10-K
period 2021-12-31
MERCADOLIBRE INC
filed 2022-02-23
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

(+598) 2-927-2770

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

The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2021, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2021) was approximately $71,151,553,526. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2021 have been excluded from this number because these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 18, 2022, there were 50,418,980 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

Documents Incorporated By Reference

Portions of the Company’s Definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2021, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.

FORM 10-K

FOR FISCAL YEAR ENDED December 31, 2021

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

•competition;

•our ability to expand our operations and adapt to rapidly changing technologies;

•our ability to attract new customers, retain existing customers and increase revenues;

•the impact of government, central bank and other regulations on our business;

•litigation and legal liability;

•security breaches and illegal uses of our services;

•systems interruptions or failures;

•consumer trends;

•reliance on third-party service providers;

•enforcement of intellectual property rights;

•our expectations regarding benefits and synergies from recent or future strategic investments, acquisitions of businesses, technologies, services or products;

•our ability to attract and retain qualified personnel;

•seasonal fluctuations;

•our indebtedness;

•volatility of market prices, impairment and unique risks related to loss of the digital assets that we acquire;

•political, social and economic conditions in Latin America;

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

Through our e-commerce platform, we provide buyers and sellers with a robust and safe environment that fosters the development of a large e-commerce community in Latin America, a region with a population of over 650 million people and with one of the fastest-growing Internet penetration and e-commerce growth rates in the world. We believe that we offer world-class technological and commercial solutions that address the distinctive cultural and geographic challenges of operating a digital commerce platform in Latin America.

The Mercado Libre Marketplace is a fully-automated, topically-arranged and user-friendly online commerce platform, which can be accessed through our website and mobile app. This platform enables us (when we act as sellers in our first-party sales), merchants and individuals to list merchandise and conduct sales and purchases digitally. The Marketplace has an ample assortment of products, with a wide range of categories such as consumer electronics, apparel and beauty, home goods, automotive accessories, toys, books and entertainment and consumer packaged goods.

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

In 2020, we launched Meli Air with a fleet of dedicated aircrafts covering routes across Brazil and Mexico, with the aim of improving our delivery times. We have also developed a network of independent neighborhood stores and commercial points (known as “MELI Places”) to receive and store packages that are in transit using our integrated technology. The Meli Places network allows buyers and sellers to pick-up, drop-off or return packages with a better experience, reducing the travel distance for all parties.

To complement the Mercado Libre Marketplace and enhance the user experience for our buyers and sellers, we developed Mercado Pago, an integrated digital payments solution. Mercado Pago was initially designed to facilitate transactions on Mercado Libre’s Marketplaces by providing a mechanism that allowed our users to securely, easily and promptly send and receive payments. Now, Mercado Pago is a full ecosystem of financial technology solutions both in the digital and physical world. Our digital payments solution enables any Mercado Libre registered user to securely and easily send and receive digital payments and to pay for purchases made on any of Mercado Libre’s Marketplaces. Currently, Mercado Pago processes and settles all transactions on our Marketplaces in Brazil, Argentina, Mexico, Chile, Colombia, Uruguay and Peru.

Beyond facilitating Marketplace transactions, over the years we have expanded our array of Mercado Pago services to third parties outside Mercado Libre’s Marketplace. We began first by satisfying the growing demand for online-based payment solutions by providing merchants the necessary digital payment infrastructure for e-commerce to flourish in Latin America. Today, Mercado Pago’s digital payments business not only allows merchants to facilitate checkout and payment processes on their websites through a branded or white label solution or software development kits, but it also enables users to transfer money in a simple manner to each other through the Mercado Pago website or on the Mercado Pago app. Through Mercado Pago, we brought trust to the merchant customer relationship, allowing online consumers to shop easily and safely, while giving them the confidence to share sensitive personal and financial data with us.

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

In our main markets, we currently offer the following solutions:

•In-store physical payments by selling mobile point of sale (“MPOS”) devices and through quick response (“QR”) payment codes;

•Digital payment solutions for utilities, mobile phone top up, peer-to-peer payments and more through our mobile wallet;

•Pre-paid cards and debit cards for users to spend and withdraw their account balances from their Mercado Pago wallet;

•Merchant and consumer credits, both on and off the Mercado Libre Marketplace, and credit cards;

•Insurance products such as extended warranties, theft and damage policies, among others;

•A money market fund to invest balances stored on Mercado Pago accounts, which we market under the name Mercado Fondo; and

•A cryptocurrency savings wallet in Brazil, for users to buy, hold and sell selected global cryptocurrencies and stablecoins.

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

Mercado Credito, our credit solution, leverages our user base, which is not only loyal and engaged, but has also been historically underserved or overlooked by financial institutions and suffers from a lack of access to needed credit. Facilitating credit is a key service overlay that enables us to further strengthen the engagement and lock-in rate of our users, while also generating additional touchpoints and incentives to use Mercado Pago as an end-to-end financial solution. Our distribution capabilities and in-depth understanding of our merchants’ sales on the Mercado Libre Marketplace has also allowed us to develop our own proprietary credit risk models with unique data that differentiate our scoring from traditional financial institutions, as we are able to leverage machine learning and artificial intelligence algorithms that we historically used for fraud prevention.

We offer credit lines to both our online merchants as well as MPOS device users. Because our online merchants’ business flows through Mercado Pago, we are able to collect principal and interest payments from their existing sales on Mercado Libre’s Marketplaces, meaningfully reducing the risk of uncollectability on the loans we originate to our merchants.

Consumers can access credit lines through us once we score and approve them through our proprietary models. Loans can be used for a purchase on the Mercado Libre Marketplace, or for a payment on another website where our payment solution is available at checkout. Since 2019, we also extend personal loans to recurring consumer credit borrowers, allowing them to buy products and services outside of our platform. In 2021, we launched our first Mercado Pago credit card in Brazil, which is free, internationally accepted, and digitally managed. The credit card allows users to pay in additional installments for purchases on the MercadoLibre Marketplace and accrue additional points to our user loyalty program.

Our credit business was initially impacted by the COVID-19 pandemic, particularly in the early stages of the pandemic when we slowed our pace of originations to manage our exposure to credit risk. As the year progressed and transaction levels improved across our platforms, we began to collect more data in our proprietary credit models, which helped us gain a better understanding of users. This understanding enabled us to more accurately predict their behavior and continue increasing the pace of originations while maintaining stable levels of uncollectibility to date.

Our asset management product, which is available in Argentina, Brazil and Mexico, is a critical pillar to build our alternative two-sided network vision. It incentivizes our users to begin to fund their digital wallets with cash as opposed to credit or debit cards given that the return our product offers is greater than traditional checking accounts.

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

As an extension of our asset management and savings solutions for users, in 2021 we launched in Brazil a cryptocurrency feature as part of the Mercado Pago wallet. This service allows our millions of users to purchase, hold and sell selected cryptocurrencies through our interface without leaving the Mercado Pago application, while a partner acts as the custodian and offers the blockchain infrastructure platform. This feature is available for all users through their Mercado Pago wallet.

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

The following table shows the main services currently available in each country where we operate:

Country	Marketplace	Mercado Pago	Mercado Envios	Mercado Credito
Argentina	✓	✓	✓	✓
Brazil	✓	✓	✓	✓
Mexico	✓	✓	✓	✓
Uruguay	✓	✓	✓
Colombia	✓	✓	✓
Chile	✓	✓	✓	✓
Peru	✓	✓	✓
Venezuela, Ecuador, Costa Rica, Dominican Republic, Panama, Bolivia, Guatemala, Paraguay, Nicaragua, Honduras, El Salvador	✓

We have two distinctive revenue streams in our business:

•Commerce Services

Our Commerce business is comprised of revenue streams that are mainly generated from: Marketplace fees that include final value fees and flat fees for transactions below a certain merchandise value; shipping fees net of third-party carrier costs (when we act as an agent); classifieds fees; ad sales up-front fees; first-party sales; and fees from other ancillary businesses.

•Fintech Services

Our Fintech business is comprised of revenue streams that are mainly generated from our Mercado Pago business, as well as from fees collected by any of our ancillary financial services businesses. With respect to Mercado Pago, we generate fees attributable to: commissions that are charged to sellers representing a percentage of the processed payment volume in connection with off-Marketplace transactions; commissions from additional fees we charge when a buyer elects to pay in installments through our Mercado Pago platform for transactions that occur either on or off our Marketplace; commissions from additional fees we charge when our sellers elect to withdraw cash; commissions that we charge from transactions carried out with Mercado Pago credit and debit cards; cash advances and fees from merchant and consumer credits granted under our Mercado Credito solution; interchange fees from the transactions on our issued cards; insurtech fees and revenues from the sale of MPOS devices.

Our strategy

Our main focus is to serve people in Latin America by enabling wider access to retail, digital payments and e-commerce services, and by providing compelling technology-based solutions that democratize commerce and money, thus contributing to the development of a large and growing digital economy in a region with a population of over 650 million people and one of the fastest-growing e-commerce and internet penetration rates in the world.

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

To achieve these objectives, we intend to pursue the following strategies:

•Expand into additional transactional service offerings. Our strategic focus is to enable online transactions of multiple types of goods and services throughout Latin America. Consequently, we strive to launch online transactional offerings in new product and service categories where we believe business opportunities exist. These new transactional offerings include, but are not limited to: (a) maximizing utilization of Mercado Pago on our platform and expanding off-platform in digital and offline transactions, (b) offering additional product categories in our marketplace, (c) expanding our presence in vehicle, real estate and services classifieds, (d) maximizing the value and usage of account money through investments in Mercado Fondo, (e) maximizing utilization of Mercado Envios, (f) expanding our Mercado Credito service, (g) offering enterprise software solutions to our online commerce business users and (h) expanding our advertising offerings. We believe that a significant portion of our growth will be derived from these new or expanded product and service launches within our ecosystem in the future.

•Continue to improve the shopping experience for our users. We intend to continually enhance our e-commerce ecosystem in order to better serve individuals, brands, retailers and other businesses that want to buy or sell goods and services online in a convenient, simple and safe way. We are committed to continue investing in the development of new tools and technologies that facilitate web and mobile commerce on our platform. In line with our constant focus on innovation, a critical component of user experience is the vertical solutions that we offer across key categories. We will continue to focus on improving the functionality of our websites and apps, building a verticalized experience in key categories, driving increased usage of our payments and shipping solutions to deliver a more efficient and safe shopping experience and providing our users with the help of a dedicated customer support department. We will continue to focus on increasing purchase frequency and transaction volumes from our existing users, including the development of our Mercado Puntos loyalty program for frequent users.

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

Marketing

Our marketing strategy is designed to grow our platform by promoting the Mercado Libre and Mercado Pago brands, attracting new users, generating more frequent trading by our existing users and cross-selling services among our existing user base. To this end, we employ various means of advertising, including placement in leading online channels across Latin America, paid and organic positioning in leading search engines, email and push notification marketing, onsite marketing, presence in offline events and live-streaming events, and use of targeted promotional discount coupons. During 2021, we also launched new branding campaigns for Mercado Libre and Mercado Pago to reinforce our brand's connection with our users and merchants. These campaigns were rolled out across public TV, cable TV, radio, billboards and online media. We continued carrying out a complete coverage of promotional campaigns on commercial dates such as Children’s Day, Mother’s Day, Father’s Day, Christmas and dates specific to the e-commerce industry, such as Hot Sale, CyberMonday and Black Friday, leveraging our unique ecosystem of solutions within advertising, Mercado Credito, Mercado Shops and Mercado Envios. Our expenditures on marketing and sales expenses related to our strategic marketing initiatives were $612.4 million and $391.2 million in 2021 and 2020, respectively.

Product Development and Technology

On December 31, 2021, we had 9,471 employees on our information technology and product development staff, an increase from 5,201 employees at December 31, 2020, due to new hires and as a consequence of improvements in our ecosystem products, such as Mercado Envios and our Fintech solution, which increased our information technology and product development staff. We incurred product development expenses (including salaries) in the amount of $590.3 million in 2021 and $352.5 million in 2020.

We continually work to improve both our Mercado Libre Marketplace and Mercado Pago mobile apps and websites so that they better serve our users’ needs and function more efficiently. A significant portion of our information technology resources are allocated to these purposes. We strive to maintain the right balance between offering new features and enhancing the existing functionality and architecture of our software and hardware.

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

We design, develop, and operate most of our software and technology in-house. We have 17 development centers throughout Latin America. We believe having a team as diverse as our user base gives us a distinct advantage when building products for markets as unique as the ones where we operate. Different languages and cultures require different features and products, and our multi disciplinary development team can draw from both data and their own culture for insights when designing, implementing, and releasing products.

We have made acquisitions in the past to enhance our software development capabilities, and we outsource certain projects to outside developers. We believe that outsourcing the development of certain projects allows us to have a greater operating capacity and strengthens our internal know-how by incorporating new expertise into our business. In addition, our developers frequently interact with technology suppliers and attend technology-related events to familiarize themselves with the latest innovations and developments in the field. We also rely on certain technologies that we license from third parties, suppliers of key database technology, operating systems and specific hardware components for our services.

In 2010, we started a deep technology overhaul to switch from a closed and monolithic system to an open and decoupled one. We split our teams into many decoupled and autonomous “cells”. A cell is a functional unit with its own team, hardware, data and source code. Cells interact with each other using Application Programming Interfaces, or APIs. This successful overhaul allowed us to unlock greater developer productivity from all our teams. In the past, we opened up our platform to allow third parties to integrate the various features of our platform into custom applications. Since then, we have seen significant adoption of our platform and entire companies built on and around our APIs and services, all of them focused on adding even more value to our users.

During this overhaul, we built a proprietary Platform as a Service (PAAS) product used daily by our development team. This state of the art tool helps our teams by greatly reducing cognitive overload related to infrastructure and network management, allowing our developers to focus on adding value to our users, focusing on their code and not which server their applications are running on. Our PAAS is a constant area of investment which we have expanded from microservices to simplifying the building of mobile applications, SDKs. and building, testing, training, deploying and monitoring productive Machine Learning models, all with the purpose of increasing the rate of development and, by extension, the pace and cadence with which all our teams add value to our users.

Acquisition of Digital Assets

In February 2021, we began to use a portion of our cash reserve to purchase digital assets or certain other alternative reserve assets. During 2021, we invested an aggregate $30,000 thousands in bitcoin and ethereum, and we may continue acquiring and holding digital assets from time to time in the future. See “Item 1A. Risk factors—Risks related to our business—We hold and may acquire digital assets that may be subject to volatile market prices, impairment and unique risks of loss.”

Seasonality

Like most retail businesses, we experience the effects of seasonality in all of the countries in which we operate throughout the calendar year. Although much of our seasonality is due to the year-end promotional campaigns and the Christmas holiday season, the geographic diversity of our operations helps mitigate the seasonality attributed to summer vacation time (i.e. southern and northern hemispheres) and national holidays.

Typically, the fourth quarter of the year is the strongest in every country where we operate due to the significant increase in transactions before the holiday season. The first quarter of the year is generally our slowest period. The months of January, February and March correspond to summer vacation time in Argentina, Brazil, Chile, Peru and Uruguay. Additionally, the Easter holiday falls in March or April, and Brazil celebrates Carnival for one week in February or March. This first quarter seasonality is partially mitigated by our operations in the countries located in the northern hemisphere, such as Colombia and Mexico, the slowest months for which are the summer months of July, August and September. Lastly, commercial campaigns like Hot Sale, Black Friday and Cyber Monday generate an increase in transactions.

Competition

The online commerce market is rapidly evolving and is highly competitive. We expect competition to intensify even further in the future. Barriers-to-entry for large, well-established internet companies are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. While we are currently a market leader in a number of the markets in which we operate, we currently or potentially could compete with marketplace operators, businesses that offer business-to-consumer online e-commerce services or others with a focus on specific vertical categories, as well as a growing number of brick and mortar retailers that have launched online offerings. Over the past few years, we have seen competition intensify not only as local players grow their e-commerce businesses, but also from international players, which are mainly present in Brazil and Mexico.

The financial services market is also becoming increasingly competitive with the growth of several Fintechs established in Latin America. With respect to our payments’ business, Mercado Pago competes with existing digital and offline payment methods, including banks and other providers of traditional payment methods that service both merchants and individuals. Mercado Pago also competes in the rapidly evolving Fintech space with local and strong global players that offer digital financial services such as access to credit, virtual and physical cards, insurance, savings accounts, and asset management.

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

Intellectual Property Rights

We regard the protection of our intellectual property (“IP”) rights, such as copyrights, trademarks, domain names and trade secrets as critical to our future success and rely on a combination of intellectual property and unfair competition laws and contractual restrictions to establish and protect our proprietary rights in our products and services. We have entered into confidentiality and IP assignment agreements with our employees and certain contractors. To prevent disclosure of our proprietary information to unauthorized parties, we have also entered into non-disclosure agreements with our employees, strategic partners and suppliers.

In particular, we pursue the registration of our trademarks in each country where we operate as well as in the United States, in the European Union, in China and in certain other strategic countries.

As part of our acquisition of Kangu Participações S.A. in 2021 we acquired its trademarks in Brazil, Colombia and Mexico. Also in 2021, we acquired Redelcom S.A, a fintech company dedicated to payment services and sale of POS devices in Chile, and its trademarks in Chile.

We have licensed certain proprietary rights, such as trademarks or copyrights, to third parties in the past and expect to continue to license such rights in the future. While we seek to ensure that our licensees maintain the quality of the Mercado Libre brand, they may take actions that could adversely affect the value of our proprietary rights or our reputation, which could have a material adverse effect on our business, results of operations and financial condition.

Third parties have from time to time claimed, and others may in the future claim, that we have infringed their intellectual property rights through the content listed or the products offered on Mercado Libre’s marketplace. See “Item 3. Legal Proceedings” and “Item 1A. Risk factors—Risks related to our business—We could face legal and financial liability upon the sale of items that infringe intellectual property rights of third parties and for information and material disseminated through our platforms”, describing these risks as well as our Brand Protection Program, which we make available to intellectual property rights holders to enable them to enforce their rights against listings on our sites that allegedly infringe those rights.

Human Capital

Employees and Labor Relations

The following table shows the number of our employees by country at December 31, 2021:

Country	Number of Employees
Argentina	9,126
Brazil	12,398
Mexico	4,038
Colombia	2,237
Uruguay	1,320
Chile	789
Peru	22
Venezuela	18
United States	9
Total	29,957

We manage operations in the remaining countries in which we have operations remotely.

Our employees in Brazil are represented by different labor unions: i) Fetramag (“Federação dos Trabalhadores na Movimentação de Mercadorias em Geral de Goiás, Bahia e Piauí”) in the States of Goias, Bahia and Piauí, ii) Fetrammergs (“Federação dos Trabalhadores na Movimentação de Mercadorias em Geral, Comércio Armazenador e Auxiliares de Administração de Armazéns Gerais do Estado do Rio Grande do Sul”) in the State of Rio Grande do Sul, iii) by an Information Technology Companies Labor Union in the State of São Paulo (“Sindicato dos Trabalhadores nas Empresas e Cursos de Informática do Estado de São Paulo”), iv) Fetramov (“Federação dos Trabalhadores na Movimentação de Mercadorias em Geral de Minas Gerais”) in the State of Minas Gerais, v) Sintracamp (“Sindicato Único dos profissionais de Movimentação de Mercadoria em Geral de Campinas e região”) in the city of Louveira, State of São Paulo and vi) Sintrammgep (“Sindicato dos Trabalhadores em Movimentação de Mercadorias em Geral de Paulínia e região”) in the city of Cajamar, State of São Paulo. Also, some of our employees in Argentina are represented by the Commercial Labor Union (“Sindicato de Empleados de Comercio”) and our fulfillment employees in Argentina are represented by “Sindicato de Carga y Descarga” and some of our employees in Uruguay are represented by the Commercial Labor Union (“Federación Uruguaya de Empleados de Comercio y Servicios”). Unions or local regulations in other countries could also require that employees be represented. We consider our relations with our employees to be good and we implement a variety of human resources practices, programs and policies that are designed to hire, develop, compensate and retain our employees.

Talent, Culture and Development

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

We have grown significantly over the years, yet we remain committed to our agile culture that allows us to quickly turn any challenge into an opportunity to offer our strategy at the service of people and to continue co-creating an excellent workplace.

We are still one of the 20 best places to work in the world and one of the top 5 in the region according to the Great Places to Work rankings. We are very proud to have been highlighted in these rankings as one of the top 3 employers in most of the countries in which we operate.

Recruitment and Hiring

Our strategy with respect to recruitment and hiring is an example of our commitment to serve as a recovery engine for Latin America in response to the challenges presented in 2021. In connection with that goal, we designed an initiative that provides for the doubling of our workforce with a strategic focus on attracting the best local talent for our different business units. In addition, in light of the increasingly relevant societal role that we play as an organization, particularly in a region where economies are struggling to create new and more sources of employment, our strategy also aims to promote the creation of jobs through the opening of new centers in cities in which we operate.

Well-being

Adapting to work environments during the COVID-19 pandemic has been a major focus of our people team’s programs, including taking care of the physical and emotional health of our team.

During 2020 and 2021, we implemented programs designed to promote total emotional and physical wellnes. For example, in 2021, we created an Emotional Health Mapping program, intended to support mental health. We also increased mindfulness, yoga, gym workouts and psychological assistance services for our team. We have scheduled and broadcasted talks with specialists in areas relating to wellbeing, such as learning circles on how to manage emotions, healthy sleep recommendations and resilience, among others.

Diversity and Inclusion

In our effort to democratize e-commerce, multiplying perspectives, we innovate through diversity. Being inclusive makes us more disruptive. We inspire people to develop their skills and express their feelings in a healthy and fair environment, where prior beliefs do not determine approval and curiosity allows us to appreciate differences. Our mission with respect to diversity and inclusion is to: i) build diverse teams, with respect to gender sexual orientation, disabilities, and racial or ethnic backgrounds, ii) foster an inclusive culture through the experience that each person lives in MercadoLibre: the way of doing things, the workspaces, the technology, and the processes, and iii) nourish IT talent, expanding access to technology education, prioritizing gender.

We prioritize the inclusion and development of women in our sector. At MercadoLibre, four out of ten employees are women and women occupy 35% of leadership positions (managers and above), exceeding the market averages in IT Latin América. We also promote and measure equity in compensation by, among other methods, carrying out a thorough analysis of equal pay to confirm that we do not have a gender pay gap. As a result of these and other diversity initiatives and priorities, women and men of the same seniority enjoy the same income level throughout MercadoLibre. In addition, the percentage of our employees with disabilities doubled in 2021. We also updated our recruiting model, raising awareness in our Talent Acquisition teams about unconscious biases when hiring, developing and engaging employees and empowering our team members with the tools to combat unconscious bias.

Developing policies that accompany our employees in their family planning is a key at MercadoLibre. In 2018, we became the first company in the region to support women interested in preserving eggs to extend their fertility cycle, covering 70% of the cost of the process. Since 2021, all female-identifying employees of MercadoLibre are afforded 5 months of paid leave following birth of a child. For same-gender couples or couples who are adopting, we offer the same leave opportunity: 120 days from birth or from the moment they adopt their child. Also, we provide paid leave for women experiencing a miscarriage, to support the recovery path during this difficult moment in their lives.

Remote Work Environment

Over half of the people who make up the MercadoLibre team, have been working remotely since the beginning of the pandemic, though we do provide some employees with the option of working on site if they prefer. After experiencing this work format for almost all of 2021, faithful to our culture of change and permanent evolution, we now permit remote work on an indefinite basis for most positions.

In addition to providing us with flexibility, maintaining this work format provides our employees with the flexibility to plan for the future, such as moving to areas further away from our offices. Having the on-site option, in addition to providing flexibility for each employee to use it according to their needs, will allow the team to work in person when it would be most effective. We want each employee to remain motivated to give their best, perform with excellence and continue to write history by carrying out our purpose of democratizing commerce and financial services in Latin America to transform the lives of millions of people.

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

Our Mercado Pago service is subject to regulation in the countries in which we operate, as described below:

Brazil

Mercado Pago’s activities are subject to a number of laws and regulations that ralate to payment schemes and payment institutions, including Law No. 12,865/2013, which established the first set of rules regulating the electronic payments industry within the Brazilian Payment System (the Sistema de Pagamentos Brasileiro, or “SPB”) and creates the concepts of payment schemes and payment institutions.

In addition, Law No. 12,865/2013 gave the Brazilian Central Bank (“BACEN”), according to guidelines set out by the National Monetary Council (“CMN”) authority to regulate entities involved in the payments industry.

Pursuant to that authority, the CMN and the BACEN created a regulatory framework regulating the operation of payment schemes and payment institutions. A payment arrangement is a set of rules and procedures that discipline the provision of a certain payment service to the public accepted by more than one payee, through direct access by paying and receiving end users. There are two types of payment arrangements, as defined by Resolution 150/21: (a) “Closed Loop Payment Arrangement”: payment arrangements whereby the payment services (account management, issuance and accreditation of payment instrument) are performed by only one legal entity, which also acts as the payment arranger (or is controlled/the controller of the payment arranger) and (b) “Open Loop Payment Arrangement”: any payment arrangements that do not fit into the concept of “closed payment arrangement”.

Payment institutions are classified into (i) issuers of electronic currency, who manage a prepaid payment account, make available a payment transaction based on the electronic currency deposited in that account, convert such funds into physical or scriptural currency, or vice versa, can also enable its acceptance with settlement in a payment account it manages; (ii) issuers of post-paid payment instruments, who manage post-paid payment accounts that enable users to make payments on a post-paid basis; (iii) acquirer, who without managing payment account, enables payees for the acceptance of payment instruments issued by a payment or financial Institution and participates in the settlement process of payment transactions as a creditor vis-à-vis the issuer, pursuant to the rules of the payment arrangement; and (iv) payment initiator, who initiates a payment upon a request of a client but it does not touch the money and does not keep passwords to execute payments on behalf of users.

In November 2018, Mercado Pago obtained approval from the BACEN to become a payment institution in the modality of an issuer of electronic currency, pursuant to which Mercado Pago carries out payment processing functions and offers payment accounts to its customers.

The funds held in a payment account: (i) constitute segregated assets in relation to the Mercado Pago's assets; (ii) are not directly or indirectly liable for any obligations of Mercado Pago; (iii) cannot be subject to attachment, sequestration, search and seizure on account of the Mercado Pago's debts; (iv) are not part of Mercado Pago's assets for bankruptcy or liquidation purposes; (v) cannot be given as guarantee for debts assumed by Mercado Pago; (vi) subject to the possibility of total redemption of the balance by the user at any time. This is a very important concept introduced by the law that ensures more reliability to customers of services provided by payment institutions, which offer payment accounts to its users.

According to the BACEN’s regulation, Mercado Pago is required to maintain funds in an amount equal to the value of the balance of funds held in a payment account and in transit between payment accounts at the same payment institution on: (i) a specific account in the BACEN (Correspondent Account for Electronic Currency - CCME) or (ii) federal government bonds, registered at SELIC.

Mercado Pago is also a payment scheme owner of a closed-loop payment scheme, which is not part of the SPB and therefore does not require the BACEN’s authorization to operate as such, relating to peer-to-peer transfers between accounts opened by our users within the Mercado Pago payment account. Pursuant to the BACEN’s regulations, we are required to report certain operational information regarding this scheme to the BACEN on an annual basis, such as the number of users and the annual cash value of our peer-to-peer transfer transactions.

In addition, Mercado Pago as a payment institution in Brazil is subject to:

(i) Anti-Money Laundering Rules: Mercado Pago is subject to Brazilian laws and regulations relating to anti-money laundering, terrorism financing and other potentially illegal activities. These rules require us to implement policies and internal procedures to monitor and identify suspicious transactions, which must be duly reported to the relevant authorities to prevent the practice of crimes of “money laundering” or concealment of assets.

(ii) Register of Receivables from Payment: Mercado Pago is also subject to rules regarding the register of credit cards receivable and credit operations in a centralized system operated by an entity authorized by the BACEN. These recent regulations aim to promote transparency in credit transactions, a broader credit offer and to allow merchants to offer their credit card receivables as collateral to receive better loan offers, improving competition and reducing the cost of credit.

(iii) Cybersecurity Policies: In 2018 the BACEN published new rules setting forth cybersecurity policies and requirements for the contracting relevant data processing and storage services as well as cloud-based computing services, which are applicable both to Mercado Pago and Mercado Crédito.

(iv) Data Protection Law: In August 2018, Brazil approved its first comprehensive data protection law (the “Lei Geral de Proteção de Dados Pessoais” or “LGPD”), which became applicable to our business in Brazil since August 2020. In December 2018, the former president of Brazil issued Provisional Measure No. 869/2018 which amended the LGPD and created Brazil’s national data protection authority (the “ANPDP”). We have created a program to oversee the implementation of relevant changes to our business processes, compliance infrastructures and IT systems to reflect the new requirements and comply with the LGPD. The LGPD establishes detailed rules for the collection, use, processing and storage of personal data and affects all economic sectors, including the relationship between customers and suppliers of goods and services, employees and employers and other relationships in which personal data is collected, whether in a digital or physical environment.

(v) Secrecy rules: In addition to regulations affecting payment schemes, Mercado Pago is also subject to laws relating to internet activities and e-commerce, as well as banking secrecy laws, consumer protection laws, tax laws (and related obligations such as the rules governing the sharing of customer information with tax and financial authorities) and other regulations applicable to Brazilian companies generally. Internet activities in Brazil are regulated by Law No. 12,965/2014, known as the Brazilian Civil Rights Framework for the internet, which embodies a substantial set of rights of internet users and obligations relating to internet service providers, including data protection.

Law No. 12,865/2013 prohibits payment institutions from performing activities that are restricted to financial institutions, such as granting loans directly. In November 2020, the BACEN approved the application filed by MercadoLibre Inc. for authorization to incorporate a financial institution in the modality of credit, financing and investment corporation (SCFI). In light of the authorization granted by BACEN, we incorporated a new entity (Mercado Crédito Sociedade de Crédito, Financiamento e Investimento S.A.), which operates activities related to the granting of loans and obtains better funding alternatives for our business.

On March 11, 2020, Mercado Pago also obtained approval from the BACEN to operate the activities of acquiring (payment processor) and post-paid payment instruments (credit cards) issuer, enabling the strengthening and growth of the Mercado Pago’s operations. However, according to regulation recently implemented by the BACEN, any payment institution that is already licensed in another modality may operate as acquirers, post-paid payment instrument issuers and/or payment transaction initiators, provided a 90-day prior notification is sent to the BACEN.

In 2020 the BACEN, within the Brazilian instant payment (IP) ecosystem, created Pix, the Brazilian IP scheme that enables its users — people, companies and governmental entities — to send or receive payment transfers in a few seconds at any time, including non-business days. Mercado Pago participates in the payment scheme of Pix since its beginning and is subject to the applicable regulation.

The BACEN is also implementing the Brazilian Open Banking environment, to enable the sharing of data, products and services between regulated entities — financial institutions, payment institutions and other entities licensed by the BACEN — at the customers' discretion, as far as their own data is concerned (individuals or legal entities). The Open Banking implementation has been gradual, through incremental phases that take into account specific information/services to be shared, and Mercado Pago is a participant of the Open Banking system since February 2021, when its phase 1 started.

Mercado Pago.com Representações Ltda. and Mercado Crédito Sociedade de Crédito, Financiamento e Investimento S.A. as regulated entities in Brazil are subject to the supervision of the BACEN and must fully comply with all the obligations established in the current regulation, under penalty of (i) formal warning establishing a deadline for the remediation of non-compliance activity, (ii) pay penalties for non-compliance, or (iii) shut down our Mercado Pago business in Brazil for an indefinite period of time, which would be costly.

Argentina

In January 2020, the Central Bank of Argentina (“CBA”) enacted regulations relating to payments service providers that apply to the Fintech institutions that are not financial institutions but nevertheless, provide payment services in at least one of the stages of the payment system. Pursuant to this regulation, payment service providers had to register by April 1, 2020, in a registry of payment service providers created by the CBA. The regulation sets forth certain specific rules related to (i) providing information to users; (ii) depositing user’s funds in a freely available bank account; (iii) allowing users to dispose immediately of the funds accredited to their accounts; and (iv) providing information to the CBA relating to the business of payments processing. On July 7, 2020, Mercado Libre S.R.L. was registered on the CBA as a payment service provider in accordance with applicable regulations.

The CBA recently modified the requirement relating to the deposit of users’ funds in a freely transferable bank account. On December 30, 2021, the board of the CBA issued a regulation that established that financial institutions must set up a reserve of 100% of the funds deposited by payment service providers that offer payment accounts in which the customers' funds are deposited. According to this new regulation, as of January 1, 2022, these funds must also remain immobilized at the CBA, without any remuneration, and must remain available to users. On January 13, 2022, we filed an appeal against such regulation which shall be decided by the CBA. As of the date of this report we were not served with any decision on the subject matter.

As a non-financial loan provider, since March 1, 2021, we have been required to provide certain information on a monthly basis as part of a new reporting regime. We have been registered as a “Proveedor de Crédito No Financiero” (non-financial loan provider) with the CBA since December 18, 2020. The regulation also requires that we comply with certain rules established by the CBA regarding, among other things: (i) interest rates in loan operations; (ii) protection of users of financial services; (iii) methods of communication with users of financial services; and (iv) such users’ access to information concerning their contractual obligations. The rules regarding interest rates became effective as of January 1, 2021, and the rules regarding the protection of users of financial services, methods of communication and access to information became effective as of February 1, 2021.

As we continue to develop Mercado Pago and our peer-to-peer lending business, we may need to comply with regulations applicable to such payments and lending activities and/or anti-money laundering. In this regard, our Argentine subsidiary has been registered with the Argentine anti-money laundering authority since 2016, 2020 and 2022 as an entity subject to certain reporting obligations pursuant to anti-money laundering local regulations relating to the issuance of prepaid cards, card aggregator activities; and insurance, respectively.

In September 2021, MercadoLibre S.R.L. completed the registration process with the National Insurance Superintendent to operate as appointed agent for insurance companies (agente institorio), which allows MercadoLibre S.R.L. to offer its users insurance policies sold by one or more insurance companies, as well as to manage certain aspects of such policies (payments, claims, etc.).

Mexico

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

Chile

In 2017 and 2018, Chile enacted regulations regarding the issuance and operation of payment cards, which could affect Mercado Pago's operations, including authorization to operate, anti-money laundering obligations, capital requirements and reserve funds, operational and security safeguards, among others. In November 2021, the Chilean Financial Market commission (“CMF”) granted Mercado Pago, through its entities Mercado Pago Emisora S.A. and MercadoPago S.A., a prepaid card issuer license and payment card operator license, respectively. These licenses transform Mercado Pago Emisora S.A. and MercadoPago S.A. into regulated entities, supervised by the CMF and the Chilean Financial Analysis Unit (UAF, in charge of supervising anti-money laundering activities in Chile), and subject to other regulatory and financial requirements such as minimum capital requirements, liquidity reserves and know your client and anti-money laundering duties.

Colombia

Colombian regulations establish specific requirements to open accounts and provide certain payment services, as well as policies for cash and risk management. There are also regulations requiring payment processors such as Mercado Pago to comply with certain security, privacy and anti-money laundering standards. As a result, Mercado Pago has started the process of incorporating a new company (“MercadoPago S.A. Compañía de Financiamiento”) which will request a license to act as a financial institution, and will therefore be able to offer credits, digital accounts and prepaid cards without any limitation. We expect this new company to be fully operational by the beginning of June 2022.

Uruguay and Peru

Uruguay and Peru have also enacted regulations that cover a wide variety of issues related to electronic payments or e-money, including, among other things, rules related to the requirement to obtain authorization from the relevant authority to operate, offer or provide certain payment services. In September 2016, we obtained the registration of our Uruguayan subsidiary DeRemate de Uruguay S.R.L. before the Central Bank of Uruguay as an entity entitled to provide services of payments and collections (“PSPC”). Thus, on November 1, 2016, Mercado Pago was launched in Uruguay. Likewise, on August 26, 2021 we filed a license application before the Central Bank for our new company Mercado Pago Uruguay S.R.L. to operate as e-money institution ("IEDE"). The product offer planned for IEDE operation includes the products currently offered by Mercado Pago in Uruguay under PSPC license, plus the launch of new products enabled by IEDE license.

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

The Argentine Industry Secretary approved our main Argentine subsidiary as beneficiary of the Argentine regime to promote the software industry. Benefits of receiving this status included a relief of 60% of total income tax related to software development activities and a 70% relief in payroll taxes related to software development activities. These tax benefits expired on December 31, 2019. In June 2019, a new law was enacted by the Argentine government (knowledge-based economy promotional regime), which established new tax benefits intended to take effect as of January 1, 2020, to December 31, 2029, for certain companies that meet specific criteria. On January 20, 2020, a new resolution issued by Argentina’s Ministry of Productive Development suspended the application of the new law until new provisions were issued. In October 2020, Argentina enacted Law 27,570, which amended the new law by imposing new requirements to qualify for the promotional regime and modified certain benefits, and some additional regulations were issued thereafter. In August 2021, the Under Secretariat of Knowledge Economy issued the Disposition 316/2021 approving MercadoLibre S.R.L.’s application for eligibility under the knowledge-based economy promotional regime. See Item 8 of Part II, “Financial Statements and Supplementary Data-Note 13-Income taxes” for further information.

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

Offices

We are a Delaware corporation incorporated on October 15, 1999. Our registered office is located at 874 Walker Road, Suite C, Dover, Delaware. Our principal executive offices are located at Dr. Luis Bonavita 1294, Of. 1733, Tower II, Montevideo, Uruguay, 11300.

Available Information

Our Internet address is www.mercadolibre.com. Our investor relations website is investor.mercadolibre.com. We use our investor relations website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, public conference calls and webcasts. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Sustainability report, the Sustainability Bond report and the Task Force on Climate-Related Disclosures are available on our investor relations website. Our Corporate Governance Guidelines, Code of Ethics, and the charters of the Audit Committee, the Compensation and the Nominating and Corporate Governance Committee are also available on our website and are available in print to any stockholder upon request in writing to MercadoLibre, Inc., Attention: Investor Relations, Dr. Luis Bonavita 1294, Of. 1733, Tower II, Montevideo, Uruguay, 11300. Information on or connected to our website is neither part of nor incorporated into this report on Form 10-K or any other SEC filings we make from time to time.

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

Online commerce is still a developing market in Latin America. A significant portion of our business is based on an Internet platform for commercial and financial transactions in which almost all activity depends on our users and is therefore largely outside of our control. Except for our first-party sales, we do not choose which items will be listed, nor do we make pricing or other decisions relating to the products and services bought and sold on our platform. Our future revenues depend substantially on Latin American consumers’ and providers’ widespread acceptance and continued use of the Internet as a way to conduct commerce and to carry out specific financial transactions. For us to grow our user base successfully, more consumers and providers must accept and use new ways of conducting business and exchanging information. The price of personal computers and/or mobile devices and Internet access may limit our potential growth in certain areas or countries with low levels of Internet penetration and/or high levels of poverty. The infrastructure for the Internet in Latin America may not be able to support continued growth in the number of Internet users, their frequency of use or their bandwidth requirements.

Given that we operate in a business environment in Latin America that is different than the environment in which other e-commerce companies operate, the performance of such other e-commerce companies is not an indication of our future financial performance. Availability, transaction speeds, acceptance, interest and use of the Internet across Latin America are all critical to our growth and services and the occurrence of any one or more of the above challenges to Internet usage could have a material adverse effect on our business.

We operate in a highly competitive and evolving environment.

The e-commerce and omnichannel retail, e-commerce services, and digital content and electronic devices industries are relatively new in Latin America, rapidly evolving and intensely competitive, and we expect competition to become more intense in the future. Barriers to entry are relatively low and current offline and new competitors, including small businesses who want to create and promote their own stores or platforms, can easily launch new sites at relatively low cost using software that is commercially available. Mercado Libre’s Marketplace currently competes with a number of companies, including: traditional brick and mortar retailers, e-commerce and omnichannel retailers and vendors and distributors offering physical, digital and interactive media products that we offer and sell on our platform; online sales, auction services and comparison shopping websites; social media platforms and online and app-based means of search engines for the purchase of goods and services; companies that provide e-commerce related services such as inventory, storage and supply chain management, fulfillment, advertising and payment processing; other small online service providers, including those that serve specialty markets; business-to-consumer online commerce services; in each case located throughout Latin America.

Many of Mercado Libre’s marketplace competitors are larger, more well-established and well-financed companies with greater resources, longer history, greater brand recognition, more customers and better access to suppliers of critical inputs and products. This positioning allows our competitors to acquire, invest in or enter into commercial relationships with competing businesses, adopt more aggressive pricing, secure better terms from suppliers, devote more resources to technology, marketing and promotional campaigns, infrastructure, fulfillment and payment solutions. These competitive advantages could be used to harm our competitive position through the adoption of restrictive covenants with suppliers, self-preferencing their product offerings, tying and bundling services and cross subsidizing. Furthermore, some of our competitors have been accused of illegal and anticompetitive conduct in markets where we actively compete, making it easier for them to replicate such conducts in Latin American countries where such commercial policies have not yet been put to test before antitrust authorities.

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

Mercado Pago competes with existing online and offline payment methods, including, among others: traditional banks and financial institutions; fintechs (e.g., crowdfunding institutions, electronic payment funds), and other providers and acquirers of financial services, particularly credit, prepaid and debit cards, checks, money orders, and electronic bank deposits and transactions; payment networks that facilitate processing and aggregation of payments -cards and retail networks-; tokenized and contactless payment services, digital wallets, QR code-based solutions and other mobile card readers and payment solutions; international and local online payments services; the use of cash, which is often preferred in Latin America; offline funding alternatives such as cash deposit and money transfer services; peer to peer payments and electronic money remittances and other point of sale terminals and devices or technologies installed at merchants’ sites. Some of these services may operate at lower commission rates than Mercado Pago’s current rates and, accordingly, we are subject to market pressures with respect to the commissions we charge for Mercado Pago services. Any or all of these companies could create competitive pressures, which could have a material adverse effect on our business, results of operations and financial condition.

The global payments industry is continuously changing and increasingly subject to regulatory supervision and continued examination. Players in the market are highly innovative enterprises, with immense resources, which has made it a very competitive environment. Our competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than we do. They may devote greater resources to the development, promotion, and sale of products and services. Competing services tied to established banks and other financial institutions may offer greater liquidity and create greater consumer confidence in the safety and efficacy of their services. Established banks and other financial institutions currently offer online payments and those that do not yet provide such a service could quickly and easily develop it, including mobile phone carriers. Moreover, establishing a payments solution entity in Latin America has proven to be difficult and resource intensive (time and money); traditional banking and financial institutions still have significant influence over sectoral regulators, which makes it harder to promote innovative payment solutions and policy changes to adapt regulation to an ever changing and fast growing innovative and disrupting industry.

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

We plan to continue to expand our operations by expanding our services internationally and developing and promoting new and complementary services. We may have limited or no experience in our newer market segments, which can present new and difficult technology challenges. We may not succeed at expanding our operations in a cost-effective or timely manner, and our expansion efforts may not have the same or greater overall market acceptance as our current services. Furthermore, any new business or service that we launch that is not favorably received by users could damage our reputation and diminish the value of our brands. Similarly, a lack of market acceptance of these services or our inability to generate satisfactory revenues from any expanded services to offset their cost could have a material adverse effect on our business, results of operations and financial condition.

We must constantly add new hardware, update software, enhance and improve our billing and transaction systems, and add and train new engineering and other personnel to accommodate the increased use of our website and the new products and features we regularly introduce. This upgrade process is expensive, and the increasing complexity and enhancement of our website results in higher costs. Our revenues depend on prompt and accurate billing processes. Failure to upgrade our technology, transaction-processing capabilities, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume or the increased complexity of our website could materially harm our business and our ability to collect revenue.

We may also need to enter into relationships with various strategic partners, websites, other online service providers, shipping companies and other third parties necessary to our business. The increased complexity of managing multiple commercial relationships could lead to execution problems that can affect current and future revenues and operating margins, as well as our reputation. The expansion of our Mercado Pago and Mercado Envios business into new countries may also require a close commercial relationship with one or more local banks or other intermediaries, which may prevent, delay or limit the introductions of our services in such countries.

The markets in which we operate are rapidly evolving and we may not be able to maintain our profitability.

As a result of the emerging nature and related volatility of the markets and economies in the countries in which we operate, the increased variety of services and products offered on our website and the rapidly evolving nature of our business, it is particularly difficult for us to forecast our revenues or earnings accurately. In addition, we have no backlog and substantially all of our net revenues for each quarter are derived from marketplace fees, which include final value fees and flat fees on transactions below a certain merchandise value, commissions and fees from Mercado Pago, first-party sales, shipping fees, up-front fees, advertising and classified fees, and fees from other ancillary business that are earned during that quarter. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.

Any delay or problem with operating or upgrading our existing information technology infrastructure could cause a disruption in our business and adversely impact our financial results.

Our ability to operate our business on a day-to-day basis largely depends on the efficient operation of our information technology infrastructure and our cloud providers, the largest of which is Amazon Web Services. We have been and are susceptible to hacks into our systems or other security breaches by unauthorized third parties. We are also susceptible to errors in connection with any systems upgrade or migration to a different hardware or software system, errors or incidents of our cloud providers, bugs or other problems for any of the software we use, either developed in-house or provided by third parties. Security breaches, or financial, regulatory or other developments that might prevent these third parties from providing services to us or our users could harm our business.

Most of our systems for operating the Mercado Libre ecosystem (Mercado Libre, Mercado Pago, Mercado Envíos, etc.) run on public cloud systems across several locations around the United States. We also run some of our data bases on computer hardware located at the facilities of the Cyxtera Datacenters in Sterling, Virginia. These systems (whether over the public cloud or at the datacenter) and our information technology infrastructure are vulnerable to damage or interruption from natural disasters, power loss, computer viruses, telecommunication failures, ransomware attacks or any other kind of denial of service related attacks, physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorism, publich health crises (including pandemics) and similar events. The public cloud provider could also decide to close their facilities. Although we are working on developing an alternate cloud provider of hosting services, this project is still in the early stages.

Any steps that we may take to upgrade and improve the stability and efficiency of our information technology may not be sufficient to avoid defects or disruptions in our technology infrastructure, which could cause a disruption in our business and adversely impact our financial results. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. We may have inadequate insurance coverage to compensate for any related losses. Any errors, defects, disruptions, interruptions, delays or cessation of service could result in significant disruptions to our business that could ultimately be more expensive, time consuming, and resource intensive than anticipated. We have experienced and will likely continue to experience defects or disruptions in our technology infrastructure, including system interruptions and delays that make our site and services unavailable or slow to respond for periods of time, which could adversely impact our ability to process transactions on our site or fulfill shipments, which could reduce our revenue, adversely affect our reputation with, or result in the loss of users and negatively impact our financial results.

We are subject to extensive government regulation and oversight. Failure to comply with existing and future rules and regulations in the jurisdictions in which we operate could adversely affect the operations of one or more of our businesses in those jurisdictions.

Our business is subject to the laws, rules, regulations and policies of the countries in which we operate, as well as the legal interpretation of such regulations by administrative bodies and the judiciary of those countries, including, but not limited to, those listed below. Furthermore, because our services and products are available worldwide, certain foreign jurisdictions may claim that we are required to comply with their laws. The expansion of our business (including through acquisitions) may also result in increased regulatory oversight and enforcement, as well as licensing requirements. In addition, our operations in most of the countries where we operate are subject to risks related to compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and other local laws prohibiting corrupt payments to government officials and other third parties.

Any changes to, enforcement of, failure, or perceived failure to comply with these regulations could result in lawsuits, civil or criminal penalties, or fines against the Company or its subsidiaries, forfeiture of significant assets, an outright or partial restriction on our operations, additional compliance and licensure requirements, an adverse impact on our business, results of operations or financial position, or may otherwise force us to change the way we or our users do business, which could adversely affect the operations and reputation of our businesses in those jurisdictions.

Internet Services Regulation

There is uncertainty in many of the countries where we operate with respect to the liability of Internet service providers, the application of existing regulations to our business as they relate to, or the enactment of new regulations relating to, issues such as e-commerce, electronic or mobile payments, information requirements for Internet providers, data collection, data protection, on line privacy, cryptocurrencies, artificial intelligence and machine learning (e.g. in relation to risk analysis) governing anti-money laundering, taxation, reporting obligations, consumer protection and businesses. This uncertainty could negatively affect our users’ perception and use of our services and could result in significant expense should we have to defend cases in an unclear legal environment. Also, new laws and regulations could have a material adverse effect on our business, results of operation and financial condition.

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

Consumer Protection

Government and consumer protection agencies have in the past received a substantial number of complaints about both the Mercado Libre Marketplace and Mercado Pago. These complaints are small as a percentage of our total transactions, but they could become large in aggregate (absolute) numbers over time. From time to time, we are involved in disputes or regulatory inquiries that arise in the ordinary course of business. The number and significance of these disputes and inquiries have increased as our business has expanded. We are likely to receive new inquiries from regulatory agencies in the future, which may lead to actions against us, and we may be subject to enforcement actions, injunctions, fines or penalties, civil damages or forced to change our operating practices in ways that could harm our business and cause us to incur substantial costs.

Taxation

As far as taxation and digital economy is concerned, many taxing jurisdictions and international organizations are considering changes to tax laws and policies in order to address so-called base erosion and profit shifting. These discussions aim to support and guide tax reforms that may impact e-commerce and internet based companies, including reforms related to corporate income taxation and also to value added taxes (VAT). In addition, we have a complex corporate structure, with entities that are subject to taxation in multiple jurisdictions, and the management of that structure and the transactions among our entities creates potential tax exposures for us in multiple jurisdictions, including the United States as well as the jurisdictions where our subsidiaries operate. Further, any changes to, suspension or revocation of, any tax incentive regimes or other tax benefits that we may receive (including tax benefits under the Argentina knowledge-based economy promotional regime), could have a material adverse effect in our business, results of operation and financial position.

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

Banking, Money Transmission and Domestic or Cross-Border Electronic Funds Transfer

A number of jurisdictions where we operate have enacted legislation regulating money deposits, transmitters and/or electronic payments or funds transfers. We are subject to regulation in Brazil, Argentina, Mexico, Chile, Peru and Uruguay, that require or would require us to obtain licenses or regulatory authorizations to operate certain services provided by Mercado Pago and that would subject us to additional regulatory requirements. As an authorized or licensed money transmitter, we are subject to, among other requirements, restrictions with respect to the investment of customer funds, reporting requirements and inspection by regulatory agencies. In the case of Brazil, these requirements and restrictions extend to Mercado Pago services that involve a partnership with a custodian and blockchain infrastructure provider, which services enable our users to buy, hold and sell cryptocurrency on our partner's platform through their Mercado Pago wallet.

Any changes to, or fail to comply with, money services laws or regulations or any tax regulations, or if we engage in an unauthorized banking or financial business, could result in liability, inability to continue doing business with residents of certain countries, changes to our business or regulatory status. Any of these changes could result in making the service less attractive to users, decreasing the speed of trade on the Mercado Libre Marketplace, increasing our financial costs or change our financial model, which would further harm our business and results of operations. Even if we are not forced to change our Mercado Pago business, we could be required to obtain licenses or regulatory approvals.

Anti-Money Laundering

Mercado Libre and Mercado Pago are or may be subject to anti-money laundering laws and regulations that prohibit, among other things, their involvement in receiving and/or transferring the proceeds of criminal activities and impose obligations to identify the users and request certain information and documentation that, in certain circumstances, must be shared with regulators or government institutions. Because laws and regulations differ in each of the jurisdictions where we operate, as we roll-out and adapt Mercado Libre and Mercado Pago in other countries, additional verification and reporting requirements could apply. These regulations requirements, as well as any future regulation and any additional restrictions imposed by credit card associations, could raise our costs significantly and reduce the attractiveness of the Company. Failure to comply with anti-money laundering laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.

Sanctions

Sanctions are the tool that national governments and multinational organizations use to prevent targets such as terrorists, national and international narcotics traffickers, weapons of mass destruction proliferators, perpetrators of serious human rights abuse, or other persons who engage in conduct deemed sanctionable from accessing the financial system, and to prevent other persons from dealings with such targets in order to change the behavior of such targets.

As a U.S-incorporated entity, Mercado Libre is subject to U.S. sanctions administered by the Office of Foreign Assets Control (“OFAC”). For most programs, OFAC-administered sanctions apply in two circumstances. First, all U.S. persons, including legal entities organized under the laws of the United States, must comply with OFAC requirements at all times. Second, transactions conducted by non-U.S. persons that have a jurisdictional link to the U.S. (“U.S. nexus”), for example transactions that involve a U.S. person, that are processed in U.S. dollars, or that take place in whole or in part in the United States, are subject to OFAC’s requirements. Where such a nexus is present, non-U.S. persons are required to comply with OFAC’s sanctions obligations. The U.S. sanctions program regarding Cuba has a broader scope of application than most other sanctions programs, applying to non-U.S. subsidiaries of U.S. companies, even if such subsidiaries have no other connection to the United States. As a result, Mercado Libre’s non-U.S. subsidiaries, including its non-U.S. subsidiaries involved with the Mercado Pago business, are required to comply with U.S. sanctions regarding Cuba in the same way that Mercado Libre is required to comply with such sanctions. OFAC has the authority to impose civil penalties for violations of U.S. sanctions, and the U.S. Department of Justice is authorized to bring criminal actions against persons that willfully violate U.S. sanctions. Compliance with United Nations sanctions is also mandatory under local law in the jurisdictions where Mercado Libre operates. Failure to comply with local obligations could result in significant criminal and civil penalties, in addition to reputational and operational consequences.

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

Sale, Storage and/or Transportation of Goods and Services

Laws specifying the scope of liability of providers of online services for the activities of their users through their online service are currently unsettled in most of the Latin American countries where we operate. For instance, in Brazil, we may be liable for fraud committed by sellers and losses incurred by buyers when purchasing items through our platform. Our policies prohibit the sale, storage and/or transport of certain items (both on our platform and/or in our fulfillment centers and/or through third party carriers providing services to Mercado Libre) and we have implemented various actions to monitor and exclude unlawful goods and services from our marketplaces, which we continually work to improve.

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

We cannot provide any assurances that we will successfully avoid civil or criminal liability for unlawful activities that our users carry out when using our services in the future. If we suffer potential liability for any unlawful activities of our users, including as a result of damages to individuals or assets, we may need to implement additional measures to reduce our exposure to this liability, which may require, among other things, that we spend substantial resources and/or discontinue certain service offerings. Any costs that we incur as a result of this liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition.

We may be liable for or experience reputational damage from the failure of users of our Marketplace to deliver merchandise or make required payments.

Our success depends largely upon sellers accurately representing and reliably delivering the listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, complaints from users who did not receive the purchase price or the goods agreed to be exchanged, and regarding the quality or the partial or non-delivery of purchased items. While we can suspend the accounts of users who fail to fulfill their obligations to other users, we do not have the ability to force users to meet their obligations. Our free Buyer Protection Program, which is generally available to all of our buyers, has been implemented to address those situations, subject to certain conditions. As we expand the coverage of our Buyer Protection Program, the number and amount of reimbursements may increase. Effective customer service requires significant personnel expense and investment in developing programs and technology infrastructure to help customer service representatives carry out their functions, which if not properly managed, could significantly impact our profitability.

Litigation related to unpaid or undelivered purchases or defective items could be expensive for us, divert Management’s attention and result in increased costs of doing business. In addition, failure to handle customer complaints effectively and negative publicity generated as a result of the fraudulent or deceptive conduct of any of our sellers could damage our reputation, diminish the value of our brands and negatively impact our results of operations.

We could face legal and financial liability upon the sale of items that infringe intellectual property rights of third parties and for information and material disseminated through our platforms.

We have received in the past, and anticipate that we will receive in the future, complaints alleging that certain items listed or sold through the Mercado Libre Marketplace or Mercado Shops or using Mercado Pago, or delivered by Mercado Envios infringe third-party copyrights, trademarks and/or other IP rights. Content owners and other IP rights owners have been active in defending their rights against online companies, including us. Our user policy prohibits any content and/or the first-party sales that may infringe upon third-party IP rights, and we have implemented a notice and takedown procedure, called our Brand Protection Program, to streamline IP right owners’ reports and requests of removal of any listing that allegedly infringes their IP rights. We also use artificial intelligence (“AI”) and machine learning technology to proactively remove listings based on infringements of our policies. Despite these measures and our efforts to prevent IP infringements, we are not able to prevent all IP rights infringements, and some rights owners may consider our efforts insufficient. In 2020, we were included on the United States Trade Representative’s Notorious Markets Watch List for 2020 and the European Commission’s 2020 Counterfeit and Piracy Watch List and have been proposed for both lists in 2021. We anticipate that we may continue to be included in these and/or any other similar list(s), and receive legal claims from content and IP owners alleging violations of their IP rights, which could result in substantial monetary awards, penalties or costly injunctions against us, as well as adversely affect our reputation. It is also possible that new laws and regulations may be adopted with respect to intermediaries’ liability or mandatory out-of-court procedures to solve any disputes related to intermediaries’ liability that could have a material adverse effect on our operations.

It is also possible that third parties could bring claims against us for defamation, libel, invasion of privacy, negligence, or other theories based on the nature and content of the materials disseminated through our platforms, particularly by our users. Other online services companies are facing several claims for this type of liability. If we are held liable or potentially liable for information carried on or disseminated through our platforms, we may have to pay monetary damages, be subject to enforcement actions, injunctions, fines or penalties, and it may have an adverse impact on our business model, including our level of exposure to liability. Any measures we may need to implement to reduce that exposure may involve spending substantial resources and/or discontinuing certain services, which could have a material adverse effect on our business, results of operations and financial condition. In addition, public attention to liability issues, lawsuits and legislative proposals could have an adverse impact on our business model and reputation, and consequently on our business results.

Fraudulent activity by our users could negatively impact our operating results, brand and reputation and cause the use of services to decrease.

We are subject to the risk of fraudulent activity on our platforms by our users, including with respect to Mercado Pago fraudulent and illicit sales, money laundering, bank fraud, fraud from means of payment entities, employee fraud and online securities fraud. Although we have implemented measures to detect and reduce the occurrence of fraudulent activities, there can be no assurance that these measures will be sufficient to accurately detect, prevent or deter fraud. As our marketplace sales grow, the cost of remediating for fraudulent activity, including customer reimbursements, may materially increase and could negatively affect our operating results. In addition, users’ fraudulent or potential illegal activities when using any platform we operate could expose us to civil or criminal liability and could have a material adverse effect on our financial performance, our business or reputation in the future.

We incur losses from claims of customers who did not authorize a purchase, from buyer fraud and from erroneous transmissions. In addition to the direct costs of such losses, if they are related to credit card transactions and become excessive, they could result in Mercado Pago losing the right to accept credit cards for payment. If Mercado Pago is unable to accept credit cards, our business will be adversely affected given that credit cards are the most widely used method for funding Mercado Pago accounts. We are systematically taking measures to detect and reduce the risk of fraud on Mercado Pago, such as running card security code (“CSC”) checks in some countries, requiring user identity validation, requiring users to confirm small debit amounts prior to authorizing high risk transactions, implementing caps on overall spending per users and implementing machine learning models to detect potentially fraudulent transactions. However, these measures may not be effective against current and new forms of fraud. If these measures do not succeed, excessive charge-backs may arise in the future and our business will be adversely affected.

We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business.

A significant risk associated with e-commerce is the secure transmission of confidential information over public networks. Our business involves the collection, storage, processing and transmission of customers’ personal data, including financial information. We rely on encryption and authentication necessary to provide the security and authentication technology to transmit confidential information securely. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology that we use to protect customer transaction data.

The techniques used to obtain unauthorized, improper or illegal access to our systems, our data or our customers’ data, to disable or degrade service, or to sabotage systems are constantly evolving, have become increasingly complex and sophisticated, may be difficult to detect quickly, and often are not recognized until launched against a target. Unauthorized parties have and may continue to attempt to gain access to our systems or facilities through various means, including, among others, hacking into our systems or those of our customers, partners or vendors, or attempting to fraudulently induce our employees, customers, partners, vendors or other users of our systems into disclosing user names, passwords, payment card information or other sensitive information, which may in turn be used to access our information technology systems and those of third parties with whom we partner. Our users have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails that appear to be legitimate emails sent by Mercado Libre or Mercado Pago or by a user of one of our businesses, but direct recipients to fake websites operated by the sender of the email or misstates that certain payment was credited in Mercado Pago and request that the recipient send the product sold or send a password or other confidential information. Our information technology and infrastructure and those of third parties with whom we partner have been and may continue to be vulnerable to cyberattacks, security breaches, and third parties may be able to access our customers’ personal or proprietary information and card data that are stored on or accessible through those systems. Our security measures may also be breached due to human error, malfeasance, system errors or vulnerabilities, or other irregularities.

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

We are subject to consumer trends and could lose revenue if certain items become less popular or if we fail to meet customer demand.

Our future revenues depend on continued demand for the types of goods that we sell, that users list on the Mercado Libre Marketplace or that users pay for with Mercado Pago on or off the Mercado Libre Marketplace. Demand for our products and services can fluctuate significantly for many reasons, including as a result of perceived availability, consumer trends, seasonality, promotions, product launches, defective products or unforeseeable events, such as in response to natural or man-made disasters, extreme weather, or geopolitical events, which could impact the overall volume of transactions on our platforms. A decline in the demand for or popularity of certain items sold through the Mercado Libre Marketplace without an increase in demand for different items could result in reduced revenues. In addition, certain consumer “fads” or other factors may temporarily inflate the volume of certain types of items listed on the Mercado Libre Marketplace, posing an inventory risk and placing a significant strain on our infrastructure and transaction capacity. These trends may also cause significant fluctuations in our operating results from one quarter to the next.

Although it is difficult to accurately forecast demand, we strive to predict these trends, as overstocking or understocking products we sell could lead to lower sales, missed opportunities, and excessive markdowns, any of which could have a material impact on our business and operating results or reputation. Failure to accurately forecast demand could significantly affect our revenue and our future growth.

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

We rely on banks, investment funds which acquire Mercado Pago’s receivables and payment processors to fund transactions, and changes to card association fees, rules or practices may adversely affect our business.

Mercado Pago relies on banks, investment funds or payment processors to process the funding of Mercado Pago transactions and Mercado Libre Marketplace collections, and must pay a fee for this service. From time to time, card associations may increase the interchange fees they charge for each transaction using one of their cards. The card processors of Mercado Pago and the Mercado Libre Marketplace have the right to pass on to us any increases in interchange fees or their own fees for processing. These increased fees increase the operating costs of Mercado Pago, reduce our profit margins from Mercado Pago operations and, to a lesser degree, affect the operating margins of the Mercado Libre Marketplace.

This is beginning to be partially mitigated by the issuance of our Mercado Pago prepaid and credit cards in Brazil under the VISA brand, which enables Mercado Pago to receive a part of the interchange fees of the transactions made with the cards issued by Mercado Pago, and the raising of capital in the open market at more competitive rates than those offered by banks or payment processors specifically.

We are also subject to, or required by processors to comply with, card association operating rules. The card associations and their member banks set and interpret the card rules. Some of those member banks compete with Mercado Pago. Card companies could adopt new operating rules or re-interpret existing rules that we or Mercado Pago’s processors may find difficult or even impossible to follow. As a result, we could lose our ability to provide Mercado Pago customers the option of using debit, prepaid or credit cards to fund their payments and MercadoLibre users the option to pay their fees using a debit, prepaid or credit card. If Mercado Pago were unable to accept credit cards, our Mercado Pago business would be materially adversely affected.

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

If the condition of the financial services industry deteriorates or becomes weakened for an extended period of time, any of the following factors could have a material adverse effect on our business, operating results, and financial condition:

•Disruptions to the capital markets or the banking system may materially adversely affect the value of investments or bank deposits we currently consider safe, liquid or provide a reasonable return, and we may be unable to find suitable alternative investments, which could result in lower interest income or longer investment horizons;

•We may be required to increase the installment and financing fees we charge to customers for purchases made in installments or cease offering installment purchases altogether, each of which may result in a lower volume of transactions completed;

•We may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so. Due to the nature of our Mercado Pago and Mercado Libre Marketplace businesses, we generate high credit cards receivables and consumer and merchant loans that from time to time we sell to financial institutions, and accordingly, lack of access to credit or significant changes to the terms of any existing credit, or bank liquidations could cause us to experience severe difficulties; and

•The failure of financial institution counterparties to honor their obligations to us under credit instruments could jeopardize our ability to rely on and benefit from those instruments. Our ability to replace those instruments on the same or similar terms may be limited under difficult market conditions.

A rise in interest rates may negatively affect our Mercado Pago payment volume.

In each of Brazil, Argentina, Mexico, Colombia, Chile, Uruguay and Peru we offer users the ability to pay for goods purchased in installments using Mercado Pago. In 2021 and 2020, installment payments represented 24.8% and 27.8%, respectively, of Mercado Pago’s payment volume, including transactions on and off the Mercado Libre Marketplace. To subsidize the cost of the installment payment feature, from time to time we pay interest to discount credit card coupons, securitize credit card coupons through trusts or finance Mercado Pago business through financial debt. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users which would likely have a negative effect on Mercado Pago’s total payment volume.

Changes in Mercado Pago’s funding mix and ticket mix could adversely affect Mercado Pago’s results.

Mercado Pago pays significant transaction fees when customers fund payment transactions using certain debit and credit cards or through unaffiliated entities, nominal fees when customers fund payment transactions from their bank accounts and no fees when customers fund payment transactions from an existing Mercado Pago account balance. Mercado Pago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Customers may prefer to paid using credit cards rather than bank account transfers for a number of reasons, including the ability to pay in installments, the ability to dispute and reverse charges, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us.

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

A decline in economic, political, market, health and social conditions could impact our users as well, and their decisions could reduce the number of cards, accounts, and credit lines of their account holders, which ultimately impact our revenues. Any events or conditions that impair the functioning of the financial markets, tighten the credit market, or lead to a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access the capital and credit markets on favorable terms, which could affect our liquidity and capital resources, or significantly increase our cost of capital. Like other businesses with significant exposure to credit losses, we face the risk that Mercado Credito merchants and consumers will default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs, which could impact our liquidity. Any of these events could adversely affect our business and results of operation.

The funding and growth of our Mercado Credito business is directly related to interest rates; a rise in interest rates may negatively affect our Mercado Credito business and results of operations.

We face significant risks related to the ongoing reliability of our logistics network and shipping service.

In Brazil, Argentina, Mexico, Colombia, Uruguay, Chile and Peru, we offer users our Mercado Envios shipping service through integration with local carriers and our own transportation systems. To achieve economies of scale, drive down shipping costs and eliminate friction for buyers and sellers, we generally pay local carriers directly for their shipping costs, and then we decide how much of those costs we transfer to our customers. The decision to raise the shipping fees we charge to users may have a negative effect on Mercado Envios’s shipping volume, and the decision not to do that may result in an increase in operating costs of Mercado Envios which could generate net losses in our commerce operations.

We rely on a number of local carriers (through non-exclusivity agreements) to receive the inventories of third parties and ship orders to customers. The unavailability of the services of local carriers because of unfavorable contractual or commercial terms or performance problems or any other difficulty (i.e., a truckers’ strike) experienced by the local carriers could negatively affect our ability to provide shipping services to our customers, which could in turn have a material adverse effect on our shipping service, operating results, and financial condition. Moreover, our ability to receive the inventories of third parties efficiently and ship orders to customers also may be negatively affected by natural or man-made disasters, extreme weather, geopolitical events and security issues, labor or trade disputes, public health crises and similar events which could have a material adverse effect on our shipping service, operating results, and financial condition.

Failure to successfully operate our fulfillment network may also negatively affect our business.

Through our logistics solution, Mercado Envios, we offer sellers on our platform fulfillment and warehousing services, including maintaining inventories of third parties that sell products through our platform. As we continue to add fulfillment centers, our fulfillment network may become more complex, and the operation of such centers may present significant challenges including an increased complexity of tracking inventories and operating our fulfillment network. Our failure to accurately forecast customer demand, staffing and properly handle inventories and commercial relationship with third parties could result in excess or insufficient fulfillment capacity, an inability to optimize platform fulfillment, unexpected costs and adversely affect our reputation or results of operations. We offer to sellers a free Fulfillment Protection Program, for any damage or loss of seller’s inventories as a result of using our fulfillment network service, subject to certain conditions. We may in the future receive additional requests from sellers requesting reimbursement or threatening legal action against us if we do not reimburse them, the result of which could materially adversely affect our business and financial condition.

We continue to build new warehouses to manage increasing demand of our logistics solution. These construction efforts are subject to a risk of delay and also to risks relating to the quality of the construction, both of which could increase our costs and impact our ability to grow capacity in time to adequately meet demand.

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

We pursue the registration of our intangible assets in each country where we operate. Effective IP protection may not be available or granted to us by the appropriate regulatory authority in every country in which our services are made available online, meaning our ability to protect our brands against third-party infringers would be compromised and we could face claims by any future trademark owners. Any claims relating to these issues, whether meritorious or not, could cause us to enter into costly royalty and/or licensing agreements. If any of these claims against us are successful we may also have to modify our brand name in certain countries. Any of these circumstances could adversely affect our business, results of operations and financial condition.

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

We rely on certain technologies that we license from third parties that supply key database technology, operating systems and specific hardware components for our services. We cannot assure you that these technology licenses will continue to be available to us on commercially reasonable terms. If we were not able to make use of this technology, we would need to obtain substitute technology that may be of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition. Although we generally have been able to renew or extend the terms of contractual arrangements with these service providers on acceptable terms, we cannot assure you that we will continue to be able to do so in the future.

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

We may not realize benefits from recent or future strategic investments, acquisitions of businesses, technologies, services or products despite their costs in cash and dilution to our stockholders.

We intend to continue to enter into a wide array of potential strategic transactions, including strategic investments, acquire businesses, technologies, services or products, as appropriate opportunities arise. We may not, however, be able to identify, negotiate or finance such future acquisitions successfully or at favorable valuations, or to effectively integrate these acquisitions with our current business. Strategic transactions may involve significant additional challenges, uncertainties and risks, including, but not limited to, unforeseen operating difficulties and expenditures, challenges of integrating new employees, systems, technologies, and business cultures; failure to develop the acquired business adequately; disruption of our ongoing operations and diversion of our management’s attention; inadequate data security, cybersecurity and operational and information technology resilience; failure to identify, or our underestimation of, commitments, liabilities, deficiencies and other risks associated with acquired businesses or assets; and potential exposure to new or increased regulatory oversight and uncertain or evolving legal, regulatory and compliance requirements; potential reputational risks that could arise from transactions with, or investments in, companies involved in new or developing businesses or industries, which may be subject to uncertain or evolving legal, regulatory and compliance requirements; failure of the transaction to advance our business strategy and of its anticipated benefits to materialize; potential impairment of goodwill or other acquisition-related intangible assets; and the potential for our acquisitions to result in dilutive issuances of our equity securities or significant additional debt. Strategic transactions may also heighten many of the risks described in this “Risk Factors” section.

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

Even though we have business insurance coverage to face major contingencies affecting our services and goods, it may be inadequate to compensate for our losses. Any business disruption, litigation, system failure or natural or man-made disaster may cause us to incur substantial costs and divert resources, which could have a material adverse effect on our business, results of operation and financial condition.

COVID-19 has had, and may in the future have a negative impact on the global economy and on our business, operations and results.

The COVID-19 pandemic and global responses to it have had dramatic adverse consequences for the global economy, and have significantly contributed to deteriorating macroeconomic conditions. The full extent of the nature and scope of the consequences are still difficult to evaluate, and their future course is impossible to predict with confidence.

The lockdowns imposed at the beginning of the pandemic negatively affected on our business. The factors that adversely affected, and may in the future affect, our operations include, but are not limited to: lockdowns that have restricted merchants from operating resulting at times, in order backlogs and cancellations for orders delivered through drop ship and cross-docking networks; lower foot traffic in physical retail that caused Mercado Pago a deceleration at times in the number of Mercado Pago payments processed, resulting in lower mobile point of sale and QR total payment volume growth; and weak macro-economic conditions in which we operate, coupled with devaluations of certain local currencies in those countries against the U.S. dollar. Since then, our business has benefitted from the shift from in-store shopping and traditional in-store payment methods (e.g., credit cards, debit cards and cash) towards e-commerce and online payments that was accelerated by the pandemic. To the extent that consumer preferences revert to pre-COVID-19 behaviors as mitigation measures to limit the spread of COVID-19 are eased or lifted, our business, financial condition and results of operations could be adversely impacted.

The future impact of the pandemic on our business, operations, or financial results is uncertain and will depend on numerous evolving factors that we cannot predict, including, but not limited to the ongoing duration, scope, and severity of the pandemic; a resurgence or the emergence of a new strain of coronavirus; the availability, distribution and effectiveness of vaccines or other treatments in the countries where we operate; disruption of our logistics network; disruption or delay of the activity of our merchants; the impact of travel bans, work-from-home policies, or shelter-in-place orders; the temporary or prolonged shutdown of manufacturing facilities or retail items availability and decreased retail traffic; staffing shortages; the long-term effects of the pandemic on the national and global economy, including on consumer confidence and spending, financial markets and the availability of credit for us, our suppliers and our customers; and increased cyber and payment fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption in light of increased online-banking, e-commerce and other online activity.

The pandemic outbreak has required and is likely to continue to require management to devote time and attention, as well as increased investments of resources across our enterprise, including as a result of our continued efforts to monitor the progress of the pandemic and any additional measures we may have to take to comply with the rapidly changing regulations of the countries in which we operate. The spread of COVID-19 has caused us to implement modifications to our business practices, including work-from-home policies and strict health and safety precautions for our offices and fulfillment centers, and we may take further actions as required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that those measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities.

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

In the event the conditional conversion feature of the 2028 Notes is triggered, holders of the outstanding 2028 Notes will be entitled to convert the outstanding 2028 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2028 Notes), we can decide to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2028 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We hold and may acquire digital assets that may be subject to volatile market prices, impairment and unique risks of loss.

In February 2021, we began to use a portion of our cash reserve to purchase digital assets or certain other alternative reserve assets. During 2021, we invested an aggregate $30,000 thousands in bitcoin and ethereum, and we may continue acquiring and holding digital assets from time to time in the future.

The prices of digital assets have been and may continue to be highly volatile, including as a result of various associated risks and uncertainties. For example, the prevalence of such assets is a relatively recent development, and their long-term adoption by investors, consumers and businesses is unpredictable. Moreover, they rely on technology for their creation, existence and transactional validation and their decentralization may subject their integrity to the threat of malicious attacks and technological obsolescence. The status of such assets for a variety of regulatory purposes is unclear and may change in the future.

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

As intangible assets without centralized issuers or governing bodies, digital assets have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities, as well as human errors or computer malfunctions, that may result in operational problems or the loss or destruction of private keys needed to access such assets, which may be irreversible and could adversely affect the value of our digital assets and an investment in our Company. While we intend to take reasonable measures to secure any digital assets, if such threats are realized or the measures or controls we implement to secure our digital assets fail, it could result in a partial or total misappropriation or loss of our digital assets, and our financial condition and operating results may be adversely affected.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

We have published an annual sustainability report, a sustainability bond report framework and a specific analysis of climate related risk factors following the guideline and recommendations of the Task Force on Climate-related Financial Disclosures. Our reports describe, among others, our policies, practices and initiatives on a variety of environmental, social and governance (“ESG”) matters, including our contribution to socio-economic development, diversity, inclusion and financial education, our sustainable development goals and manifesto, and human capital management. These efforts may contribute to increased scrutiny from customers, regulators, investors and other stakeholders related to our ESG practices and disclosure. For example, some of our Marketplace customers may elect to reduce purchases from us if we are unable to verify that our performance and products meet the specifications of responsible sourcing programs. Investor advocacy groups, investment funds and institutional investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs for us as well as among Marketplace merchants and vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure or perceived failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners and our stock price. Government, media or activist pressure to limit emissions could negatively impact consumers’ perceptions of our products and services, which could have a material adverse effect on our business, and the actions taken by governments and other actors to reduce emissions could impose costs that could materially affect our financial condition. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, taxes, diligence and disclosure.

Risks related to doing business in Latin America

We face the risk of political and economic crises, instability, terrorism, civil strife, labor conflicts, expropriation and other risks of doing business in emerging markets.

We conduct our operations in emerging market countries in Latin America, which have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and economic instability. There has been increased violence, crime, social and political turmoil and unrest in some of these countries, which could result in disruptions to our operations or present risks to our employees. These developments, as well as other economic and political developments in these countries, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, social and political turmoil and unrest, changes in laws and regulations, labor conflicts, expropriation or nationalization of property, and exchange controls could impact our operations or the market value of our common stock and have a material adverse effect on our business, financial condition and results of operations.

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

Most Latin American countries have historically experienced, and may continue to experience in the future, high rates of inflation, which could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations. Brazil, Argentina and Mexico, which together accounted for 93.5% and 94.4% of our net revenues for 2021 and 2020, respectively, have experienced volatility and significant devaluations in the past. For the year ended December 31, 2021, inflation rate in Argentina was 50.9%. Since July 1, 2018, we have classified our Argentine operations as highly inflationary in accordance with U.S. GAAP, and use the U.S. dollar as the functional currency of our Argentine subsidiaries for purposes of reporting our financial statements.

The depreciation of local currencies creates inflationary pressures that may have an adverse effect on our results of operations, including affecting our ability to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures and generally restricting access to the international capital markets. A high inflation environment would also have negative effects on the level of economic activity, employment and may adversely affect our business and results of operations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of public accounts and the balance of payments of the countries where we operate, and may reduce export growth in those countries.

Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as our financial results are translated from the applicable local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as has occurred in some years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against the foreign currencies of countries in which we operate. For the year ended December 31, 2021, 55.3% of our net revenues were denominated in Brazilian Reais, 21.7% in Argentine Pesos and 16.6% in Mexican Pesos.

Certain of our subsidiaries may be subject to exchange control regulations that might restrict their ability to convert local currencies into U.S. dollars. Brazilian law provides that whenever there is a serious imbalance in Brazil’s balance of payments or reason to foresee a serious imbalance, the Brazilian government may impose temporary restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil. Further, exchange controls implemented by the Argentine government control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. There can be no assurance that the Central Bank of Argentina or other government agencies will not increase such controls or restrictions, make modifications to these regulations or establish more severe restrictions on currency exchange, which could affect the ability to make payments to foreign creditors or providers and dividend payments to foreign shareholders. These exchange controls and restrictions could materially adversely affect the business, financial condition and results of operations of our Argentine subsidiaries and their ability to comply with their foreign currency obligations, and could significantly impact our ability to receive cash from our Argentine subsidiaries and our ability to meet our obligations, each of which could have a material adverse effect on our Company.

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

Certain provisions of our certificate of incorporation and by-laws may inhibit a change of control that our board of directors does not approve or changes in the composition of our board of directors, which could result in the entrenchment of current management and may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

Although we are a Delaware corporation, our subsidiaries and most of our assets are located outside of the U.S. Furthermore, most of our directors, officers and some experts named in this report reside outside the U.S. As a result, it may not be possible to effect service of process within the U.S. upon these persons. Moreover, uncertainty exists as to whether courts outside of the U.S. would recognize or enforce judgments rendered against us, our subsidiaries, or the above mentioned persons in U.S. courts and predicated on the civil liability provisions of U.S. federal securities laws. In addition, any original or enforcement action in a court outside the U.S. will be subject to compliance with procedural requirements under applicable local law, including the condition that the judgment does not violate the public policy of the applicable jurisdiction.

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

Our headquarters are located in Montevideo, Uruguay. Our data centers are located in Virginia, United States, and occupy approximately 542 square meters. As of December 31, 2021, our owned and leased facilities (excluding data centers) provided us with square meters as follows:

	Argentina	Brazil	México	Others	Total
Owned facilities	14,718	-	-	-	14,718
Leased facilities	124,959	1,310,287	506,943	140,969	2,083,158
Managed by third parties	10,449	3,900	3,500	12,540	30,389
Total facilities	150,126	1,314,187	510,443	153,509	2,128,265

ITEM 3.	LEGAL PROCEEDINGS

Please refer to Item 8 of Part II, “Financial Statements and Supplementary Data”—Note 14 Commitments and Contingencies—Litigation and Other Legal Matters.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock, par value $0.001 per share, or our common stock, trade on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “MELI.” As of December 31, 2021, the closing price of our common stock was $1,348.40 per share.

Holders of record

As of January 31, 2022, we had 197 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low per share sale prices for our common stock on the Nasdaq Global Select Market:

	High	Low
2021
1st quarter	$1984.34	$1369.54
2nd quarter	$1623.01	$1296.65
3rd quarter	$1953.83	$1497.27
4th quarter	$1709.98	$1052.95

2020
1st quarter	$742.74	$452.17
2nd quarter	$985.77	$447.34
3rd quarter	$1225.45	$956.62
4th quarter	$1732.39	$1079.33

Recent Sales of Unregistered Securities

There were no sales of unregistered securities by us during the year ended December 31, 2021.

Dividend Policy

After reviewing the Company’s capital allocation process, the Board of Directors has concluded that it has multiple investment opportunities that can generate greater return to shareholders through investing capital into the business over a dividend policy. Consequently, the Board of Directors suspended the payment of dividend to shareholders as from the first quarter of 2018.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2021 is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (2)(3)	(b) Average Price per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions) (2)(3)
October, 2021	—	—	—	Up to $143
November, 2021	3,379	2,635.70	3,379	Up to $134
December, 2021	36,599	2,454.12	36,599	Up to $44

(1)	Average price paid per share does not include costs associated with the repurchases.
(2)

On August 30, 2020 the Board authorized the repurchase of shares of the Company’s common stock for an aggregate consideration of up to $350 million (the “2020 Authorization”). The share repurchase program was scheduled to expire on August 31, 2021 and may be suspended from time to time or discontinued. The repurchases are being executed from time to time, subject to general business and market and price conditions and other investment opportunities, through open-market purchases, block trades, derivatives, trading plans established in accordance with SEC rules, or privately negotiated transactions. On August 4, 2021, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $150 million (the “2021 Authorization”). This authorization, which replaced and superseded the previous authorization, expires on August 31, 2022. As of December 31, 2021, the estimated remaining balance available for share repurchases under this authorization was $36 million. Please refer to Note 25 of our audited consolidated financial statements for additional detail.

(3)

On June 7, 2021, the Board authorized the use of part or all of the cash proceeds of terminating certain of its 2028 Notes Capped Call Transactions to repurchase shares of the Company’s common stock. This authorization expired on December 31, 2021 and is in addition to the share repurchase authorization referred to above. The repurchases were executed from time to time, subject to general business and market and price conditions and other investment opportunities, through open-market purchases, block trades, derivatives, trading plans established in accordance with SEC rules, or privately negotiated transactions. In August and September 2021, we repurchased an aggregate of 158,413 shares of common stock pursuant to this authorization for an aggregate price of $290 million. As of December 31, 2021, the estimated remaining balance available for share repurchases under this authorization was $8 million. The amount of further repurchases under this authorization will depend on whether the Company terminates additional 2028 Capped Call Transactions and on the amount of cash proceeds from any such terminations. Please refer to Note 25 of our audited consolidated financial statements for additional detail.

Stock Performance Graph

The graph below shows the total stockholder return of an investment of $100 on December 31, 2016 through December 31, 2021 for (i) our common stock; (ii) The Nasdaq Composite Index; (iii) The S&P 500 Index; and (iv) the Dow Jones Ecommerce Index. The Dow Jones Ecommerce Index is a weighted index of stocks of companies in the e-commerce industry. Stock price performance shown in the graph below is not indicative of future stock price performance:

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

The figures in the tables below are derived from our audited consolidated financial statements as of and for the year ended December 31, 2021, 2020 and 2019.

	Years Ended December 31,
(In millions)	2021 (*)	2020 (*)	2019 (*)

Net service revenues	$6,149.3	$3,690.0	$2,265.7
Net product revenues	920.1	283.5	30.6
Net revenues	7,069.4	3,973.5	2,296.3

Cost of net revenues	(4,064.4)	(2,264.3)	(1,194.2)
Gross profit	3,005.1	1,709.2	1,102.1

Operating expenses:
Product and technology development	(590.3)	(352.5)	(223.8)
Sales and marketing	(1,509.5)	(902.6)	(834.0)
General and administrative	(464.5)	(326.5)	(197.5)
Total operating expenses	(2,564.3)	(1,581.5)	(1,255.3)
Income (loss) from operations	440.7	127.7	(153.2)

Other income (expenses):
Interest income and other financial gains	138.0	102.8	113.5
Interest expense and other financial losses (**)	(228.7)	(106.7)	(65.9)
Foreign currency losses	(109.3)	(42.5)	(1.7)
Net income (loss) before income tax expense	240.6	81.3	(107.2)

Income tax expense	(148.8)	(82.0)	(64.8)
Equity in earnings of unconsolidated entity	(8.5)	—	—
Net Income (loss)	$83.3	$(0.7)	$(172.0)

(*)	The table above may not total due to rounding.
(**)

Includes $49.2 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 16 of our audited consolidated financial statements for further detail on 2028 Notes repurchase.

	At December 31,
(in millions, except for per share data)	2021	2020	2019
Selected balance sheet data:
Total assets	$10,101.2	6,526.3	$4,781.7
Long-term debt	2,233.3	860.9	631.4
Total liabilities	8,569.5	4,874.8	2,699.7
Net assets	1,531.7	1,651.6	2,082.0
Mandatorily redeemable convertible preferred stock (*)	—	—	98.8
Common stock	0.05	0.05	0.05
Equity	1,531.7	1,651.6	1,983.1

(*) In September and November 2020, holders converted 100,000 shares of Preferred Stock into 208,460 shares of the Company’s Common Stock.

	Year Ended December 31,
	2021	2020	2019
Earnings (loss) per share data:
Basic net income (loss) available to common stockholders per common share	$1.67	$(0.08)	$(3.71)
Diluted net income (loss) per common share	$1.67	$(0.08)	$(3.71)
Weighted average shares(1):
Basic	49,802,993	49,740,407	48,692,906
Diluted	49,802,993	49,740,407	48,692,906
(1) Shares outstanding at December 31, 2021 were 50,418,980

The following table includes seven key performance indicators, which are calculated as defined in the footnotes to the table. Each of these indicators provides a different measure of the level of activity on our platform, and we use them to monitor the performance of the business. Given the evolution of our business, as from January 1, 2021, we no longer disclose “Number of confirmed new registered users during period” since Management no longer considers this indicator relevant to measuring the level of activity on our Mercado Libre Marketplace platform.

	Year ended December 31, (*)
(in millions)	2021	2020	2019
Other data:
Unique Active Users (1)	139.5	132.5	74.2
Gross merchandise volume (2)	$28,350.9	$20,926.8	$13,997.4
Number of successful items sold (3)	1,014.3	719.3	378.9
Number of successful items shipped (4)	962.3	649.2	306.9
Total payment volume (5)	$77,371.1	$49,756.8	$28,389.9
Total volume of payments on marketplace (6)	$27,432.4	$19,951.4	$13,051.7
Total payment transactions (7)	3,254.5	1,914.5	838.0
Capital expenditures	$630.1	$254.1	$141.4
Depreciation and amortization	$203.9	$105.0	$73.3

(*) Figures have been calculated using rounded amounts. Growth calculations based on this table may not total due to rounding.

(1)New or existing user who performed at least one of the following actions during the reported period: (1) made one purchase, or reservation, or asked one question on Mercado Libre Marketplace or Classified Marketplace (2) maintained an active listing on Mercado Libre Marketplace or Classified Marketplace (3) maintained an active account in Mercado Shops (4) made a payment, money transfer, collection and/or advance using Mercado Pago (5) maintained an outstanding credit line through Mercado Credito or (6) maintained a balance of more than $5 invested in a Mercado Fondo asset management account. Management uses this metric to evaluate the size of our community of users who interact with the ecosystem and of which we have the opportunity to generate further engagement. With the changes in our business we believe it provides a better indication of our active user base rather than a registration metric that does not reflect any sort of interaction.

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

The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2020 and applying them to the corresponding months in 2021, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The comparative FX neutral measures were calculated by using the average monthly exchange rates for each month during 2019 and applying them to the corresponding months in 2020, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.

The following table sets forth the FX neutral measures related to our reported results of the operations for years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2021	2020	Percentage Change	2021	2020	Percentage Change
Net revenues	$ 7,069.4	$ 3,973.5	77.9%	$ 7,702.8	$ 3,973.5	93.9%
Cost of net revenues	(4,064.4)	(2,264.3)	79.5%	(4,371.0)	(2,264.3)	93.0%
Gross profit	3,005.1	1,709.2	75.8%	3,331.8	1,709.2	94.9%

Operating expenses	(2,564.3)	(1,581.5)	62.1%	(2,803.1)	(1,581.5)	77.2%
Income from operations	440.7	127.7	245.1%	528.7	127.7	314.0%

(*) The table above may not total due to rounding.

	Year Ended December 31, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2020	2019	Percentage Change	2020	2019	Percentage Change
Net revenues	$ 3,973.5	$ 2,296.3	73.0%	$ 5,200.3	$ 2,296.3	126.5%
Cost of net revenues	(2,264.3)	(1,194.2)	89.6%	(2,912.3)	(1,194.2)	143.9%
Gross profit	1,709.2	1,102.1	55.1%	2,288.0	1,102.1	107.6%

Operating expenses	(1,581.5)	(1,255.3)	26.0%	(2,060.6)	(1,255.3)	64.2%
Income (loss) from operations	127.7	(153.2)	183.4%	227.4	(153.2)	248.5%

(*) The table above may not total due to rounding.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•a discussion of our principal trends and results of operations for the years ended December 31, 2021, 2020 and 2019;

•a discussion of the principal factors that influence our results of operations, financial condition and liquidity;

•a discussion of our liquidity and capital resources and a discussion of our capital expenditure; and

•a discussion of the market risks that we face.

For discussion on results from 2020 compared to 2019, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

Business Overview

We are the largest online commerce ecosystem in Latin America based on unique visitors and page views, and we are present in 18 countries: Brazil, Argentina, Mexico, Chile, Colombia, Peru, Uruguay, Venezuela, Bolivia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Honduras, Nicaragua, Panama, Paraguay and El Salvador. Our platform is designed to provide users with a complete portfolio of services to facilitate commercial transactions both digitally and offline.

We offer our users an ecosystem of six integrated e-commerce services: the Mercado Libre Marketplace, the Mercado Pago Fintech solution, the Mercado Envios logistics service, the Mercado Libre Ads solution, the Mercado Libre Classifieds service and the Mercado Shops online storefronts solution.

Through our e-commerce platform, we provide buyers and sellers with a robust and safe environment that fosters the development of a large e-commerce community in Latin America, a region with a population of over 650 million people and with one of the fastest-growing Internet penetration and e-commerce growth rates in the world. We believe that we offer world-class technological and commercial solutions that address the distinctive cultural and geographic challenges of operating a digital commerce platform in Latin America.

The Mercado Libre Marketplace, is a fully-automated, topically-arranged and user-friendly online commerce platform, which can be accessed through our website and mobile app. This platform enables us (when we act as sellers in our first party sales), merchants and individuals to list merchandise and conduct sales and purchases digitally. The Marketplace has an ample assortment of products, with a wide range of categories such as consumer electronics, apparel and beauty, home goods, automotive accessories, toys, books and entertainment and consumer packaged goods.

To complement the Mercado Libre Marketplace and enhance the user experience for our buyers and sellers, we developed Mercado Pago, an integrated digital payments solution. Mercado Pago was initially designed to facilitate transactions on Mercado Libre’s Marketplaces by providing a mechanism that allowed our users to securely, easily and promptly send and receive payments. Now, Mercado Pago is a full ecosystem of financial technology solutions both in the digital and physical world. Our digital payments solution enables any MercadoLibre registered user to securely and easily send and receive digital payments and to pay for purchases made on any of MercadoLibre’s Marketplaces. Currently, Mercado Pago processes and settles all transactions on our Marketplaces in Brazil, Argentina, Mexico, Chile, Colombia, Uruguay and Peru. In addition, Mercado Pago grants through our Mercado Credito solution, loans to sellers and buyers in Argentina, Brazil, Mexico and Chile.

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

The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full user experience. Sellers that opt into our logistics solutions are not only able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices, but are also eligible to access shipping subsidies to offer free or discounted shipping for many of their sales on our Marketplaces. In 2020, we launched Meli Air with a fleet of dedicated aircrafts covering routes across Brazil and Mexico, with the aim of improving our delivery times. We have also developed a network of independent neighborhood stores and commercial points (known as “MELI Places”) to receive and store packages that are in transit using our integrated technology. MELI Places network allows buyers and sellers to pick-up, drop-off, or return packages with a better experience, reducing the travel distance for all parties.

Mercado Credito, our credit solution, leverages our user base, which is not only loyal and engaged, but has also been historically underserved or overlooked by financial institutions and suffers from a lack of access to needed credit. Facilitating credit is a key service overlay that enables us to further strengthen the engagement and lock-in rate of our users, while also generating additional touchpoints and incentives to use Mercado Pago as an end-to-end financial solution.

Our asset management product, which is available in Argentina, Brazil and Mexico, is a critical pillar to building our alternative two-sided network vision. It incentivizes our users to begin to fund their digital wallets with cash as opposed to credit or debit cards given that the return our product offers is greater than traditional checking accounts.

As an extension of our asset management and savings solutions for users, in 2021 we launched in Brazil a cryptocurrency feature as part of the Mercado Pago wallet. This service allows our millions of users to purchase, hold and sell selected cryptocurrencies through our interface without leaving the Mercado Pago application, while a partner acts as the custodian and offers the blockchain infrastructure platform. This feature is available for all users through their Mercado Pago wallet.

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

Complementing the service we offer our digital storefront solution, Mercado Shops, which allows users to set-up, manage and promote their own digital stores. These stores are hosted by Mercado Libre and offer integration with the rest of our ecosystem, namely our Marketplaces, payment services and logistics services. Users can create a store at no cost, and can access additional functionalities and value added services on commission.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the years ended December 31, 2021, 2020 and 2019:

	Years Ended
	December 31,
(% of total consolidated net revenues) (*)	2021	2020	2019
Brazil	55.3%	55.2%	63.6%
Argentina	21.7	24.7	19.9
Mexico	16.6	14.5	12.0
Other Countries	6.5	5.6	4.5

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The following table summarizes the changes in our net revenues by segment for the years ended December 31, 2021, 2020 and 2019:

	Years Ended		Change from 2020		Years Ended		Change from 2019
	December 31,		to 2021 (*)		December 31,		to 2020 (*)
	2021	2020	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$3,909.6	$2,194.0	$1,715.5	78.2%	$2,194.0	$1,461.5	$732.5	50.1%
Argentina	1,531.0	980.3	550.8	56.2	980.3	456.3	523.9	114.8
Mexico	1,172.4	575.2	597.2	103.8	575.2	275.1	300.0	109.1
Other Countries	456.4	224.0	232.5	103.8	224.0	103.3	120.6	116.7
Total Net Revenues	$7,069.4	$3,973.5	$3,095.9	77.9%	$3,973.5	$2,296.3	$1,677.2	73.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Recent Developments

Acquisition of online payment service company in Chile

On December 13, 2021, we, through our subsidiaries Mercado Pago LLC and SFSC LLC, completed the acquisition of 100% of the equity interest of Redelcom S.A., a payment services provider that also offers point-of-sales terminals with the latest technology to retailers in the Republic of Chile. The Company is located and organized under the laws of Chile. The objective of the acquisition was to consolidate the Company’s value proposition in Chile and enhance the growth of its multiple payment tools and digital financial solutions. We paid $24.1 million in relation to this acquisition. Refer to Note 7 to our audited consolidated financial statements for additional detail.

Equity Offering

On November 18, 2021, we closed a public equity offering for an aggregate of 1,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $1,550 per share. The aggregate proceeds of the equity offering were $1,519.5 million net of issuance costs paid. Refer to Note 22 to our audited consolidated financial statements for additional detail.

Description of line items

Net revenues

We recognize revenues in each of our four geographical reporting segments. Within each of our segments, the services we provide and the products we sell generally fall into two distinct revenue streams: “Commerce” and “Fintech.”

The following table summarizes our consolidated net revenues by revenue stream for the years ended December 31, 2021, 2020 and 2019:

	Years ended
	December 31, (*)
Consolidated net revenues by revenue stream	2021	2020	2019
	(in millions)
Commerce	$4,635.4	$2,559.8	$1,346.4
Fintech	2,434.0	1,413.7	949.9
Total	$7,069.4	$3,973.5	$2,296.3

(*)	The table above may not total due to rounding.

Revenues from commerce transactions are mainly generated from:

•marketplace fees that include final value fees and flat fees for transactions below a certain merchandise value;

•first-party sales;

•shipping fees, net of the third-party carrier costs (when we act as an agent);

•ad sales up-front fees;

•classifieds fees; and

•fees from other ancillary businesses.

Final value fees represent a percentage of the sale value that is charged to the seller once an item is successfully sold and flat fees represent a fixed charge for transactions below a certain merchandise value.

Revenues from inventories sales are generated when control of the good is transferred, upon delivery to our customers.

Shipping revenues are generated when a buyer elects to receive an item through our shipping service net of the third-party carrier costs (when we act as an agent).

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

•commissions that we charge from transactions carried out with Mercado Pago credit and debit cards; and

•revenues from the sale of mobile points of sale products and insurtech fees.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the years ended December 31, 2021, 2020 and 2019, no single customer accounted for more than 5.0% of our net revenues.

The functional currency for each country’s operations is the country’s local currency, except for Argentina, where the functional currency is the U.S. dollar due to Argentina’s status as a highly inflationary economy. Our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. Please refer to “Summary of significant accounting policies” in Note 2 to our audited consolidated financial statements for further detail on foreign currency translation.

Cost of net revenues

Cost of net revenues primarily includes bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, shipping operation costs (including warehousing costs), carrier and other operating costs, financing costs related to our financing and credit business, cost of goods sold, fraud prevention fees, certain taxes on revenues, certain taxes on bank transactions, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges and depreciation and amortization.

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 8.0%, 8.2% and 8.2% of net revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

Product and technology development expenses

Our product and technology development related expenses consist primarily of compensation for our engineering and web-development staff, depreciation and amortization costs related to product and technology development, certain tax withholding related to export duties, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to us.

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

Income tax

We are subject to federal and state income tax in the United States, as well as foreign taxes in the multiple jurisdictions where we operate. Our tax obligations consist of current and deferred income taxes incurred in these jurisdictions. We account for income taxes following the liability method of accounting. A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized. Therefore, our income tax expense consists of taxes currently payable, if any (given that in certain jurisdictions we still have net operating loss carry-forwards), plus the change in our deferred tax assets and liabilities during each period.

The following table summarizes the composition of our income taxes for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
(In millons)	2021 (*)	2020 (*)	2019 (*)

Current:
U.S.	$—	$—	$8.7
Non U.S.	178.3	152.3	39.6
	178.3	152.3	48.3
Deferred:
U.S.	(3.3)	(5.4)	(13.6)
Non U.S.	(26.2)	(64.9)	30.0
	(29.5)	(70.3)	16.5
Income tax expense	$148.8	$82.0	$64.8

(*) The table above may not total due to rounding. No asset tax expense was recorded for the years ended December 31, 2021, 2020 and 2019.

Equity in earnings of unconsolidated entity

Equity in earnings of unconsolidated entity consists primarily of earnings and losses related to our share in our equity investment.

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

For the year ended December 31, 2021, the fair values of the reporting units were estimated using the income approach. Cash flow projections used were based on financial budgets approved by Management. We use discount rates to each reporting unit in the range of 14.9% to 20.8%. The average discount rate used for 2021 was 16.9%. That rate reflected our estimated weighted average cost of capital. Key drivers in the analysis include Average Selling Price (“ASP”), Take Rate defined as marketplace revenues as a percentage of Gross Merchadise Volume (“GMV”), Total Payment Volume Off Platform (“TPV Off”), Off Platform Take Rate defined as off platform revenues as a percentage of TPV Off, Wallet and Point TPV per Payer, Wallet Users over Total Population and Active Point devices. In addition, the analysis includes a business to e-commerce rate, which represents growth of e-commerce as a percentage of Gross Domestic Product, Internet penetration rates as well as trends in our market share.

For the year ended December 31, 2021, based on quantitative assessments, we have determined that the fair value of all the reporting units and the intangible assets with indefinite useful lives, are greater than their respective carrying amounts, except for the digital assets which are accounted for as indefinite-lived intangible assets and for which we have recorded an impairment of $8.6 million during the year ended December 31, 2021. No impairment loss has been recognized in the years ended December 31, 2020 and 2019.

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

Allowances for doubtful accounts, for chargebacks and credit losses

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

For loans receivable that share similar risk characteristics such as product type, country, unpaid installments, days delinquent, and other relevant factors, the company estimates the lifetime expected credit loss allowance based on a collective assessment. The lifetime expected credit losses is determined by applying probability of default and loss given default models to monthly projected exposures, then discounting these cash flows to present value using the portfolio’s loans interest rate, estimated as a weighted average of the original effective interest rate of all the loans that conform the portfolio segment.The probability of default is an estimation of the likelihood that a loan receivable will default over a given time horizon. Probability of default models are estimated using a transition matrix method; these matrices are constructed using roll rates and then transformed, taking into account the expected future delinquency rate (forward-looking models). Therefore, the models include macroeconomic outlook or projections and recent performance. With this model, we estimate marginal monthly default probabilities for each delinquency bucket, type of product and country. Each marginal monthly probability of default represents a different possible scenario of default.The exposure at default is equal to the receivables’ expected outstanding principal, interest and other allowable balances. We estimate the exposure at default that the portfolio of loans would have in each possible moment of default, meaning for each possible scenario mentioned above. The loss given default is the percentage of the exposure at default that is not recoverable. This percentage depends on days past due, type of product and country, and is estimated by measuring an average of historical recovery rates from defaulted credits. The measurement of CECL is based on probability-weighted scenarios (probability of default for each month), in view of past events (roll rates), current conditions and adjustments to reflect the reasonable and supportable forecast of future economic conditions which were affected, among other factors, by the COVID-19 pandemic. Considering a hypothetical increase in the probability of default of 10%, the company would have recognized an increase in its allowance for uncollectible accounts for its loans receivable of approximately $19.6 million. We will continue to monitor the impact of the pandemic on expected credit losses estimates.

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

For credit cards receivable and other means of payment, we assess balances for credit losses, based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models.

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

Income taxes

We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. At December 31, 2021, we had a valuation allowance on certain foreign net operating losses and foreign tax credit based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income tax expense” line in our consolidated statement of income. Please refer to note 2 and 13 to the audited consolidated financial statements for additional information regarding income tax.

Recent accounting pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data” and Note 2, “Summary of significant accounting policies-Recently Adopted Accounting Standards and Accounting Pronouncements Not Yet Adopted”.

Results of operations

The following table sets forth, for the year ended presented, certain data from our consolidated statements of income. This information should be read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this report.

Statement of income data

	Years Ended December 31,
(In millions)	2021 (*)	2020 (*)	2019 (*)

Net service revenues	$6,149.3	$3,690.0	$2,265.7
Net product revenues	920.1	283.5	30.6
Net revenues	7,069.4	3,973.5	2,296.3

Cost of net revenues	(4,064.4)	(2,264.3)	(1,194.2)
Gross profit	3,005.1	1,709.2	1,102.1

Operating expenses:
Product and technology development	(590.3)	(352.5)	(223.8)
Sales and marketing	(1,509.5)	(902.6)	(834.0)
General and administrative	(464.5)	(326.5)	(197.5)
Total operating expenses	(2,564.3)	(1,581.5)	(1,255.3)
Income (loss) from operations	440.7	127.7	(153.2)

Other income (expenses):
Interest income and other financial gains	138.0	102.8	113.5
Interest expense and other financial losses (**)	(228.7)	(106.7)	(65.9)
Foreign currency losses	(109.3)	(42.5)	(1.7)
Net income (loss) before income tax expense	240.6	81.3	(107.2)

Income tax expense	(148.8)	(82.0)	(64.8)
Equity in earnings of unconsolidated entity	(8.5)	—	—
Net Income (loss)	$83.3	$(0.7)	$(172.0)

(*) The table above may not total due to rounding.

(**) Includes $49.2 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 16 of our consolidated financial statements for further detail on 2028 Notes repurchase

	Years Ended December 31,
(% of net revenues)	2021 (*)	2020 (*)	2019 (*)

Net service revenues	87.0	92.9	98.7
Net product revenues	13.0	7.1	1.3
Net revenues	100.0	100.0	100.0

Cost of net revenues	(57.5)	(57.0)	(52.0)
Gross profit	42.5	43.0	48.0

Operating expenses:

Product and technology development	(8.4)	(8.9)	(9.7)
Sales and marketing	(21.4)	(22.7)	(36.3)
General and administrative	(6.6)	(8.2)	(8.6)
Total operating expenses	(36.3)	(39.8)	(54.7)
Income (loss) from operations	6.2	3.2	(6.7)

Other income (expenses):
Interest income and other financial gains	2.0	2.6	4.9
Interest expense and other financial charges	(3.2)	(2.7)	(2.9)
Foreign currency losses	(1.5)	(1.1)	(0.1)
Net income (loss) before income tax expense	3.4	2.0	(4.7)

Income tax expense	(2.1)	(2.1)	(2.8)
Equity in earnings of unconsolidated entity	(0.1)	—	—
Net Income (loss)	1.2	(0.0)	(7.5)

(*) Percentages have been calculated using whole dollar amounts rather than appear in the table. The table above may not total due to rounding.

Principal trends in results of operations

Net revenues

Our net revenues maintained its growth trajectory during the year 2021, specifically related to the increase in our gross merchandise volume and the growth of our Fintech solution services (off-platform transactions through Mercado Pago, credit business, etc.). Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Net Revenues” section in the current document for further detail on net revenues trends for the year ended December 31, 2021.

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

We continue to monitor the progress of the COVID-19 pandemic and the impact of new variants, as well as the availability, distribution and effectiveness of vaccines and or other treatments in the countries where we operate and will take additional measures to comply with the rapidly changing regulations of the countries where we operate and the related macroeconomic instability. However, we may not be able to predict the negative impacts that the COVID-19 pandemic may have on our business in the future.

Gross profit margins

Our gross profit margin is defined as total net revenues minus total cost of net revenues, as a percentage of net revenues.

Our gross profit trends are directly affected by our net revenue, as stated above, and our cost of net revenues. In this sense, our main cost of net revenue are composed of cost of goods sold, bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, sales taxes, shipping operation costs (including warehousing costs), carrier and other operating costs, financing costs related to our financing and credit business, hosting and site operation fees, compensation for customer support personnel and ISP connectivity charges. This cost structure is directly affected by the level of operations of our services, and our strategic plan on gross profit is built on factors such as an ample liquidity to fund expenses and investments and a cost-effective capital structure.

However, in the future, our gross profit margin could decline if we continue growing our first-party sales, which has a lower pure product margin, and building up our logistics network, if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues trend and if we are not able to appropriately adapt to prevent future negative impacts of the ongoing COVID-19 pandemic.

For the years ended December 31, 2021 and 2020, our gross profit margins were 42.5% and 43.0%, respectively. The decrease in our gross profit margin resulted primarily from an increase in shipping operating costs and cost of products sold, as a percentage of net revenues, partially offset by a decrease in collection fees, as a percentage of net revenues.

Operating income margins

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

For the years ended December 31, 2021, as compared to the year ended December 31, 2020, our operating margin increased from a margin of 3.2% to a margin of 6.2%. This increase is primarily a consequence of the increase in net revenues explained above, marketing expenditures efficiencies that we achieved as a result of the growth in organic demand brought about by the effects of the COVID-19 pandemic consumer behavior, a decrease in buyer protection program expenses, as a percentage of net revenues, and social security benefits granted pursuant to the knowledge-based economy promotional regime in Argentina, partially offset by an increase in bad debt expenses, as a percentage of net revenues.

Net revenues

	For the years ended		Change from 2020		For the years ended		Change from 2019
	December 31,		to 2021 (*)		December 31,		to 2020 (*)
	2021	2020	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$7,069.4	$3,973.5	$3,095.9	77.9%	$3,973.5	$2,296.3	$1,677.2	73.0%

(*) Percentages have been calculated using the whole figures instead of rounding figures. The table above may not total due to rounding.

Our net revenues grew 77.9% for the year ended December 31, 2021, as compared to the same period in 2020. The increase in net revenues was primarily attributable to:

a)an increase of $2,075.7 million, or 81.1%, in Commerce revenues, for the year ended December 31, 2021, as compared to the same period in 2020. This increase is mainly generated by a 35.5% increase in our gross merchandise volume, an increase of $629.6 million in our first-party sales and an increase of $357.6 million in shipping services billed net of carrier costs for the year ended December 31, 2021, as compared to the same period in 2020. The aforementioned increase was partially offset by an increase of $365.9 million of shipping carrier costs netted from revenues from $1,110.7 million for the year ended December 31, 2020 to $1,476.6 million for the year ended December 31, 2021; and

b)an increase of 72.2%, in Fintech revenues, from $1,413.7 million for year ended December 31, 2020, to $2,434.0 million for the year ended December 31, 2021. This increase was mainly generated by an increase of 229.2% in credit business revenues and increases in off-platform transactions and financing mainly associated to a 55.5% increase in our total payment volume for the year ended December 31, 2021, as compared to the same period in 2020;

	For the years ended		Change from 2020		For the years ended		Change from 2019
	December 31,		to 2021 (*)		December 31,		to 2020 (*)
Consolidated Net Revenues by revenue stream	2021	2020	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Commerce	$2,481.2	$1,356.8	$1,124.4	82.9%	$1,356.8	$793.4	$563.4	71.0%
Fintech	1,428.4	837.3	591.1	70.6%	837.3	668.1	169.2	25.3%
	$3,909.6	$2,194.0	$1,715.5	78.2%	$2,194.0	$1,461.5	$732.5	50.1%
Argentina
Commerce	$855.6	$561.3	$294.3	52.4%	$561.3	$240.2	$321.1	133.7%
Fintech	675.4	419.0	256.4	61.2%	419.0	216.2	202.8	93.8%
	$1,531.0	$980.3	$550.8	56.2%	$980.3	$456.3	$523.9	114.8%
Mexico
Commerce	$924.5	$471.4	$453.1	96.1%	$471.4	$230.2	$241.2	104.8%
Fintech	247.8	103.7	144.1	138.9%	103.7	44.9	58.8	130.8%
	$1,172.4	$575.2	$597.2	103.8%	$575.2	$275.1	$300.0	109.1%
Other countries
Commerce	$374.1	$170.3	$203.8	119.7%	$170.3	$82.7	$87.6	105.9%
Fintech	82.3	53.7	28.6	53.4%	53.7	20.6	33.0	160.1%
	$456.4	$224.0	$232.5	103.8%	$224.0	$103.3	$120.6	116.7%
Consolidated
Commerce	$4,635.4	$2,559.8	$2,075.7	81.1%	$2,559.8	$1,346.4	$1,213.3	90.1%
Fintech	2,434.0	1,413.7	1,020.3	72.2%	1,413.7	949.9	463.8	48.8%
Total	$7,069.4	$3,973.5	$3,095.9	77.9%	$3,973.5	$2,296.3	$1,677.2	73.0%

.
(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Brazil

Commerce revenues in Brazil increased 82.9% in the year ended December 31, 2021 as compared to the same period in 2020. This increase was primarily a consequence of a 34.9% increase in our gross merchandise volume and the increase in our first-party sales and shipping services billed net of carrier costs for the year ended December 31, 2021, as compared to the same period in 2020. Fintech revenues grew by 70.6%, a $591.1 million increase, during the year ended December 31, 2021 as compared to the same period in 2020, mainly driven by a 61.6% increase in the off-platform payments volume, credit business and financing.

Argentina

Commerce revenues in Argentina increased 52.4% in the year ended December 31, 2021 as compared to the same period in 2020. This increase was primarily a consequence of a 23.5% increase in our gross merchandise volume and the increase in our first-party sales for the year ended December 31, 2021. Fintech revenues grew 61.2%, a $256.4 million increase, during the year ended December 31, 2021 as compared to the same period in 2020, mainly driven by a 73.5% increase in the off-platform payments volume, credit business and financing.

Mexico

Commerce revenues in Mexico increased 96.1% in the year ended December 31, 2021, as compared to the same period in 2020. This increase was primarily a consequence of a 52.7% increase in our gross merchandise volume and the increase in our first-party sales for the year ended December 31, 2021. Fintech revenues grew 138.9%, a $144.1 million increase, during the year ended December 31, 2021 as compared to the same period in 2020, mainly driven by a 109.1% increase in the off-platform payments volume and credit business.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
	(*)
2021
Net revenues	$1,378.4	$1,702.7	$1,857.5	$2,130.8
Percent change from prior quarter	4%	24%	9%	15%
2020
Net revenues	$652.1	$878.4	$1,115.7	$1,327.3
Percent change from prior quarter	-3%	35%	27%	19%
2019
Net revenues	$473.8	$545.2	$603.0	$674.3
Percent change from prior quarter	11%	15%	11%	12%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

The following table set forth the growth in net revenues in local currencies for the years ended December 31, 2021 and 2020:

	Changes from (*)
(% of revenue growth in Local Currency)	2020 to 2021	2019 to 2020
Brazil	84.5%	97.4%
Argentina	106.3%	218.4%
Mexico	93.6%	132.2%
Other Countries	102.4%	141.2%
Total Consolidated	93.9%	126.5%

(*)

The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2020 and applying them to the corresponding months in 2021, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2019 and applying them to the corresponding months in 2020, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next.

See also the “Non-GAAP Financial Measures” section for details on FX neutral measures.

In Argentina, the increase in local currency growth is due to an increase in our Argentine Commerce transactions volume, increases in our off-platform transactions business through Mercado Pago, an increase in our credit and financing business and a high level of inflation.

In Brazil, the increase in local currency growth is a consequence of an increase in our Commerce transactions volume, an increase in our off-platform transactions through Mercado Pago and an increase in our financing and credit business.

In Mexico, the increase in local currency growth is a consequence of an increase of our Commerce transactions volume, an increase in our off-platform transactions through Mercado Pago and an increase in our financing and credit business.

Cost of net revenues

	Years ended		Change from 2020		Years ended		Change from 2019
	December 31,		to 2021 (*)		December 31,		to 2020 (*)
	2021	2020	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$4,064.4	$2,264.3	$1,800.1	79.5%	$2,264.3	$1,194.2	$1,070.1	89.6%
As a percentage of net revenues (*)	57.5%	57.0%			57.0%	52.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2021 as compared to the year ended December 31, 2020, the increase of $1,800.1 million in cost of net revenues was primarily attributable to: i) a $616.1 million increase in cost of goods sold mainly in Brazil, Argentina and Mexico; ii) a $478.7 million increase in shipping operating costs; iii) a $243.8 million increase in sales taxes; iv) a $169.6 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; v) a $77.3 million increase in shipping carrier costs.

Product and technology development

	Years ended		Change from 2020		Years ended		Change from 2019
	December 31,		to 2021 (*)		December 31,		to 2020 (*)
	2021	2020	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$590.3	$352.5	$237.9	67.5%	$352.5	$223.8	$128.7	57.5%
As a percentage of net revenues (*)	8.4%	8.9%			8.9%	9.7%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2021, the increase in product and technology development expenses as compared to the year ended December 31, 2020, amounted to $237.9 million. This increase was primarily attributable to: i) a $133.9 million increase in salaries and wages mainly related to new hires, partially offset by social security benefits granted pursuant to the knowledge-based economy promotional regime in Argentina; ii) a $49.9 million increase in maintenance expenses mainly related to higher software licenses expenses; and iii) a $30.8 million increase in depreciation and amortization expenses.

We believe that product development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing

	Years ended		Change from 2020		Years ended		Change from 2019
	December 31,		to 2021 (*)		December 31,		to 2020 (*)
	2021	2020	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$1,509.5	$902.6	$606.9	67.2%	$902.6	$834.0	$68.5	8.2%
As a percentage of net revenues (*)	21.4%	22.7%			22.7%	36.3%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2021, the $606.9 million increase in sales and marketing expenses as compared to the year ended December 31, 2020 was primarily attributable to: i) a $302.4 million increase in bad debt expenses explained, mainly, by an increase in our credit business volume; ii) an $174.7 million increase in online and offline marketing expenses principally in Brazil, Mexico and Argentina; iii) a $46.5 million increase in other sales expenses mainly related to strategic marketing initiatives; and iv) a $37.3 million increase in salaries and wages.

General and administrative

	Years ended		Change from 2020		Years ended		Change from 2019
	December 31,		to 2021 (*)		December 31,		to 2020 (*)
	2021	2020	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$464.5	$326.5	$138.0	42.3%	$326.5	$197.5	$129.0	65.3%
As a percentage of net revenues (*)	6.6%	8.2%			8.2%	8.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2021, the $138.0 million increase in general and administrative expenses as compared to the year ended December 31, 2020 was primarily attributable to: i) a $62.2 million increase in salaries and wages, mainly related to new hires; and ii) a $36.9 million increase in tax, legal and other fees; and iii) a $26.0 million increase in temporary services primarily related to administrative worker.

Other income (expense), net

	Years ended		Change from 2020		Years ended		Change from 2019
	December 31,		to 2021 (*)		December 31,		to 2020 (*)
	2021	2020	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$(200.1)	$(46.4)	$(153.7)	331.4%	$(46.4)	$45.9	$(92.3)	-201.0%
As a percentage of net revenues (*)	-2.8%	-1.2%			-1.2%	2.0%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2021, the $153.7 million increase in other income (expense), net as compared to year ended December 31, 2020 was primarily attributable to: i) a $122.0 million increase in financial expenses mainly attributable to a $49.2 million of loss on debt extinguishment and premium recognized during the first quarter of 2021 related to the repurchase of $440 million of principal of the 2028 Notes (refer to Note 16 of our audited consolidated financial statements for further detail) and higher level of indebtedness during 2021, mainly incurred in U.S., Argentina and Brazil; and ii) a $66.9 million increase in our foreign currency loss mainly related to higher foreign exchange losses attributable to our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing US dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying US dollars at the official exchange rate (refer to Note 25 of our audited consolidated financial statements for further detail), and higher foreign exchange losses from our Brazilian subsidiaries. This increase was partially offset by a $35.2 million increase in interest income and other financial gains from our financial investments as a result of higher interest income in Argentina due to higher float, in Brazil due to higher float and higher rates, partially offset by lower float in our U.S. investments.

Income tax

	Years ended		Change from 2020		Years ended		Change from 2019
	December 31,		to 2021 (*)		December 31,		to 2020 (*)
	2021	2020	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax expense	$(148.8)	$(82.0)	$(66.8)	81.4%	$(82.0)	$(64.8)	$(17.3)	26.7%
As a percentage of net revenues (*)	-2.1%	-2.1%			-2.1%	-2.8%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

During the year ended December 31, 2021 as compared to the year ended December 31, 2020, income tax expense increased by $66.8 million mainly as a result of higher income tax expense in Argentina and Brazil as a consequence of higher pre-tax gain in our Argentine and Brazilian segments in 2021 and higher income tax expense due to withholding tax on dividends from our Argentine subsidiary offset by the income tax benefit that our Argentine subsidiary, MercadoLibre S.R.L., obtained upon the approval of its eligibility under the knowledge-based economy promotional regime (see Note 13 of our audited consolidated financial statements for further detail).

Our effective tax rate is defined as income tax expense as a percentage of net income (loss) before income tax expense.

The following table summarizes the changes in our effective tax rate for the years ended December 31, 2021, 2020 and 2019:

	Years ended
	December 31,
	2021	2020	2019

Effective tax rate	61.8%	100.9%	-60.4%

Our effective tax rate for the year ended December 31, 2021 as compared to the same period in 2020, decreased largely as a result of the income tax benefit that our Argentine subsidiary, MercadoLibre S.R.L., obtained upon the approval of its eligibility under the knowledge-based economy promotional regime and higher non-taxable pre-tax gains in Brazil.

The following table sets forth our effective income tax rate related to our main locations for the years ended December 31, 2021, 2020 and 2019:

	Years ended
	December 31,
	2021	2020	2019
Effective tax rate by country
Argentina	22.1%	34.4%	5.2%
Brazil	5.9%	5.6%	16.7%
Mexico	-7.2%	-2.0%	-33.4%

The decrease in the effective income tax rate in our Argentine subsidiaries during the year ended December 31, 2021 as compared to the same period in 2020 was mainly a consequence of the income tax benefit that our Argentine subsidiary, MercadoLibre S.R.L., obtained upon the approval of its eligibility under the knowledge-based economy promotional regime (see Note 13 of our audited consolidated financial statements for further detail).

The increase in our Brazilian effective income tax rate for the year ended December 31, 2021 as compared to the same period in 2020, was mainly related to higher non-deductible expenses.

The increase in our Mexican negative effective income tax rate for year ended December 31, 2021 as compared to the same period in 2020, was mainly driven by the combined effect of higher income tax expense related to advertising business due to higher pre-tax gains in Mexico and pre-tax losses from other entities in Mexico that were not accounted for as deferred tax assets as a consequence of the valuation allowance.

Deferred Income Tax

The following table summarizes the composition of our deferred tax assets for the years ended December 31, 2021 and 2020:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Deferred tax assets	2021	in %	2020	in %
	(in millions, except percentages)		(in millions, except percentages)

Brazilian operations	$127.8	26.5%	$101.4	30.4%
Argentine operations	47.6	9.9	35.1	10.5
Mexican operations	232.8	48.4	162.7	48.8
U.S. deferred tax assets	52.3	10.9	18.3	5.5
Operations in other countries	20.9	4.3	16.0	4.8
Total	$481.4	100.0%	$333.5	100.0%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

As of December 31, 2021, and 2020 our deferred tax assets, were comprised mainly of loss carry forwards representing 40.2% and 48.6% of our total deferred tax assets, respectively, provisions representing 18.5% and 21.1% of our total deferred tax assets, respectively, and allowance for doubtful accounts representing 13.6% and 5.4% of of our total deferred tax assets, respectively.

The following table summarizes the composition of our deferred tax assets from loss carryforwards for the years ended December 31, 2021 and 2020:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Loss carryforwards	2021	in %	2020	in %
	(in millions, except percentages)		(in millions, except percentages)

Mexican operations	$165.4	85.4%	$125.1	77.2%
Brazilian operations	16.4	8.5	28.5	17.6
Argentine operations	5.5	2.8	0.3	0.2
Colombian operations	2.2	1.1	4.8	3.0
Operations in other countries	4.2	2.2	3.3	2.0
Total	$193.7	100.0%	$162.0	100.0%

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

At December 31, 2021 and 2020, our valuation allowance amounted to $261.6 million and $179.2 million, respectively.

The following table summarizes the composition of our valuation allowance for the years ended December 31, 2021 and 2020:

	Year Ended		Year Ended
	December 31, (*)		December 31, (*)
Valuation Allowance	2021	in %	2020	in %
	(in millions, except percentages)		(in millions, except percentages)
Mexican operations	$197.0	75.2%	$151.9	84.7%
U.S. foreign tax credits	51.5	19.7	17.5	9.8
Colombian operations	9.4	3.6	8.0	4.5
Argentine operations	2.5	1.0	1.8	1.0
Operations in other countries	1.2	0.5	—	—
Total	$261.6	100.0%	$179.2	100.0%

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

Equity in earnings of unconsolidated entity

	Years ended		Change from 2020		Years ended		Change from 2019
	December 31,		to 2021 (*)		December 31,		to 2020
	2021	2020	in Dollars	in %	2020	2019	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Equity in earnings of unconsolidated entity	$(8.5)	$—	$(8.5)	100.0%	$—	$—	$—	—
As a percentage of net revenues (*)	-0.1%	0.0%			—	—

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

For the year ended December 31, 2021, the $8.5 million loss in equity in earnings of unconsolidated entity was attributable to losses derived from the equity investment in MELI Kaszek Pioneer Sponsor LLC.

Segment information

See Note 8 to our audited consolidated financial statements for detailed description about our reporting segments.

(In millions, except for percentages)	Year Ended December 31, 2021 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$3,909.6	$1,531.0	$1,172.4	$456.4	$7,069.4
Direct costs	(3,233.2)	(997.8)	(1,138.9)	(380.5)	(5,750.4)
Direct contribution	$676.4	$533.2	$33.5	$75.9	$1,319.0
Margin	17.3%	34.8%	2.9%	16.6%	18.7%

	Year Ended December 31, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$2,194.0	$980.3	$575.2	$224.0	$3,973.5
Direct costs	(1,766.0)	(708.7)	(586.0)	(186.4)	(3,247.1)
Direct contribution	$428.1	$271.6	$(10.8)	$37.5	$726.4
Margin	19.5%	27.7%	-1.9%	16.8%	18.3%

	Change from the Year Ended December 31, 2021 to December 31, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$1,715.5	$550.8	$597.2	$232.5	$3,095.9
in %	78.2%	56.2%	103.8%	103.8%	77.9%
Direct costs
in Dollars	$(1,467.2)	$(289.1)	$(552.8)	$(194.1)	$(2,503.3)
in %	83.1%	40.8%	94.3%	104.1%	77.1%
Direct contribution
in Dollars	$248.3	$261.6	$44.4	$38.4	$592.7
in %	58.0%	96.3%	408.8%	102.2%	81.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

(In millions, except for percentages)	Year Ended December 31, 2020 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$2,194.0	$980.3	$575.2	$224.0	$3,973.5
Direct costs	(1,766.0)	(708.7)	(586.0)	(186.4)	(3,247.1)
Direct contribution	$428.1	$271.6	$(10.8)	$37.5	$726.4
Margin	19.5%	27.7%	-1.9%	16.8%	18.3%

	Year Ended December 31, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$1,461.5	$456.3	$275.1	$103.3	$2,296.3
Direct costs	(1,245.4)	(347.7)	(390.2)	(105.0)	(2,088.2)
Direct contribution	$216.1	$108.6	$(115.0)	$(1.6)	$208.1
Margin	14.8%	23.8%	-41.8%	-1.6%	9.1%

	Change from the Year Ended December 31, 2020 to December 31, 2019 (*)

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$732.5	$523.9	$300.0	$120.6	$1,677.2
in %	50.1%	114.8%	109.1%	116.7%	73.0%
Direct costs
in Dollars	$(520.6)	$(360.9)	$(195.9)	$(81.5)	$(1,158.9)
in %	41.8%	103.8%	50.2%	77.6%	55.5%
Direct contribution
in Dollars	$211.9	$163.0	$104.2	$39.2	$518.3
in %	98.1%	150.1%	90.6%	2396.7%	249.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net revenues

Net revenues for the years ended December 31, 2021, 2020 and 2019 are described above in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net revenues”.

Direct costs

Brazil

For the year ended December 31, 2021, as compared to the same period in 2020, direct costs increased by 83.1%, mainly driven by: i) a 88.3% increase in sales and marketing expenses, mainly due to an increase in bad debt expenses online and offline marketing, salaries and wages and other sales expenses mainly related to strategic marketing initiative; ii) a 87.5% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, cost of goods solds as a consequence of an increase in sales of products and shipping carrier costs; and iii) a 78.8% increase in general and administrative expenses, mostly attributable to an increase in salaries mainly related to new hires, taxes and legal and other fees.

Argentina

For the year ended December 31, 2021, as compared to the same period in 2020, direct costs increased by 40.8%, mainly driven by: i) an 49.2% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, shipping operating costs, cost of goods sold as a consequence of an increase in sales of products, sales taxes and shipping carrier costs; ii) a 53.6% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses; and iii) a 97.2% increase in general and administrative expenses, mostly attributable to an increase in salaries mainly related to new hires, taxes and other fees and other general and administrative expenses principally related to certain tax withholding.

Mexico

For the year ended December 31, 2021, as compared to the same period in 2020, direct costs increased by 94.3%, mainly driven by: i) a 99.1% increase in cost of net revenues, mainly attributable to increases in shipping operating costs, cost of goods sold as a consequence of an increase in sales of products, collection fees due to higher Mercado Pago penetration and shipping carrier costs; ii) an 84.0% increase in sales and marketing expenses, mainly due to buyer protection program, bad debt expenses, online and offline marketing expenses, salaries and wages and other sales expenses mainly related to strategic marketing initiative; iii) a 137.7% increase in product and technology development expenses, mainly attributable to maintenance expenses mainly related to higher software licenses expenses and depreciation and amortization expenses; and iv) a 86.4% increase in general and administrative expenses, mostly attributable to an increase in salaries, mainly related to new hires.

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

In 2020, we committed to purchase cloud services for: i) a total amount of $240.5 million to be paid within a 4-year period starting on June 1, 2020, which was amended in September 2021, for a total amount of $824.0 million to be paid within a 5-year period starting on October 1, 2021 and ii) a total amount of $30.0 million to be paid between November 24, 2019 and March 23, 2023, which was amended in September 2021 for a total amount of $108.0 million to be paid within 3-year period starting on September 17, 2021. Refer to Note 14 of our audited consolidated financial statements for further detail on purchase commitments. Further, in connection with the closing of MELI Kaszek Pioneer Corp (“MEKA”)’s initial public offering on October 1, 2021, MEKA (a special purpose acquisition company sponsored by MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”), which is a joint venture between our subsidiary, MELI Capital Ventures LLC, and Kaszek Opportunity II, L.P.) entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from MEKA 5 million Class A ordinary shares at a price of $10 per share in a private placement to close substantially concurrently with the consummation of MEKA’s initial business combination.

Additionally, we have several committed leases, mainly, related to our fulfillment and service centers which are one of the most important investments for our Mercado Envios business. In this sense, as of December 31, 2021, we have committed rental expenditures with our lessors for $597.5 million and $60.9 million for operating leases and finance leases, respectively. Please see note 23 of our audited consolidated financial statements for further detail on leases.

We have funded Mercado Pago mainly by discounting credit cards receivables and credit lines. Additionally, we have financed our Mercado Pago and Mercado Credito businesses through the securitization of credit cards receivable and certain loans through SPEs created in Brazil, Mexico and Argentina. Finally, we obtained funding through our financial institution in Brazil through deposit certificates and financial bills. Refer to Note 16 and 21 of our audited consolidated financial statements for further detail.

In November 2021, we closed a equity public offering for an aggregate of 1,000,000 shares of Common Stock at a public offering price of $1,550 per share The aggregate proceeds of the equity offering were $1,519.5 million net of issuance costs paid. See note 22 to our audited consolidated financial statements for additional information regarding our equity offerings.

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

As of December 31, 2021, our main source of liquidity was $2,791.9 million of cash and cash equivalents and short-term investments, which excludes a $602.2 million investment mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists of cash generated from operations and proceeds from loans.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, credit cards receivable and other means of payments, accounts receivable, loans receivable, inventory, accounts payable and accrued expenses, funds payable to customers, amounts payable due to credit and debit card transactions and short-term debt.

As of December 31, 2021, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $2,994.7 million, 65.9% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our non-U.S. dollar-denominated cash, cash and equivalent, restricted cash and cash equivalent and investments held outside U.S. amounted to approximately 64.9% of our consolidated cash and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil and Argentina.

The following table presents our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2021, 2020 and 2019:

	Years ended
	December 31, (*)
(In millions)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$965.0	$1,182.6	$451.1
Investing activities	(1,596.5)	(252.2)	(1,447.8)
Financing activities	1,925.0	242.3	2,021.0
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(153.8)	(115.8)	(37.6)
Net increase in cash and cash equivalents, restricted cash and cash equivalents	$1,139.7	$1,056.8	$986.7

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash provided by operating activities

Cash provided by operating activities consists of net loss adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Years ended		Change from 2020
	December 31, (*)		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$965.0	$1,182.6	$(217.5)	-18.4%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

The $217.5 million decrease in net cash provided by operating activities during the year ended December 31, 2021, as compared to the same period in 2020, was primarily driven by a $540.8 million increase in credit cards receivable and a decrease of $204.5 million increase in accounts payable and accrued expenses. This decrease was partially offset by an increase of $302.4 million in bad debt charges during 2021 primary related to an increase in volume of our credit business and an increase of $272.0 million in amounts payable due to credit and debit card transactions.

Net cash used in investing activities

	Years ended		Change from 2020
	December 31, (*)		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(1,596.5)	$(252.2)	$(1,344.4)	533.1%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table. The table above may not total due to rounding.

Net cash used in investing activities in the year ended December 31, 2021 resulted mainly from purchases of investments of $7,370.7 million, which was partially offset by proceeds from the sale and maturity of investments of $7,800.5 million, consistent with our treasury strategy of investing part of our available liquidity, principally, in U.S. treasury securities and money market funds. We used: i) $1,347.7 million in principal loans receivable granted under our Mercado Credito solution; ii) $572.9 million in the purchase of property and equipment (mainly related to our shipping network and information technology assets in Argentina, Brazil and Mexico); iii) $50.6 million in payments related to the acquisition of Kangu Participações S.A. and Redelcom S.A. and; iv) $36.6 million in the purchase of intangible assets.

Net cash provided by financing activities

	Years ended		Change from 2020
	December 31, (*)		to 2021 (*)
	2021	2020	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Financing activities	$1,925.0	$242.3	$1,682.7	694.6%

(*)	Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

For the year ended December 31, 2021, our cash provided by financing activities was primarily derived from $1,519.5 million in proceeds from issuance of common stock from the equity offering that we closed during the fourth quarter of 2021, $9,261.7 million in net proceeds from loans payable and other financial liabilities and $396.7 million proceeds from the termination of certain of our 2028 Notes Capped Call Transactions. The cash flow provided by these financing activities was partially offset by $1,865.1 million in payments of the repurchase of the 2028 Notes, $6,781.6 million in payments from loans payable and other financial liabilities, $485.9 million related to repurchases of our common stock, and $100.8 million for the purchase of a capped call. In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third-party debt financing, or by raising equity capital, as market conditions allow.

Debt

Convertible Senior Notes

On August 24, 2018, we issued $800 million of 2.00% Convertible Senior Notes due 2028 and on August 31, 2018 we issued an additional $80 million of notes pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, resulting in an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (collectively the “2028 Notes”). The 2028 Notes are unsecured, unsubordinated obligations, which pay interest in cash semi-annually, on February 15 and August 15, at a rate of 2.00% per annum. The 2028 Notes will mature on August 15, 2028 unless earlier redeemed, repurchased or converted in accordance with their terms prior to such date. The 2028 Notes may be converted, under specific conditions, based on an initial conversion rate of 2.2553 shares of common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of $443.40 per share of common stock), subject to adjustment as described in the indenture governing the 2028 Notes.

In January 2021, we signed agreements with 2028 Notes holders to repurchase $440,000 thousands principal amount of our outstanding of the 2028 Notes. The total amount paid amounted to $1,865.1 million which includes principal, interest accrued and premium. As of the date of the issuance of this annual report, approximately $440 millions of our principal amount of the 2028 Notes remains outstanding.

Please refer to Notes 2 and 16 to our audited consolidated financial statements for additional information regarding the 2028 Notes and the related capped call transactions.

Mercado Pago Funding

In 2021, we obtained funding through our financial institution in Brazil through deposit certificates and financial bills, and continued obtaining, through our subsidiaries, certain lines of credit in Argentina, Chile and Uruguay primarily to fund the Mercado Pago business. Additionally, we continue to securitize certain loans and credit card receivables through our Argentine, Mexican and Brazilian SPEs, formed to securitize loans provided by us to our users and credit cards receivable. Please refer to Notes 16 and 21 to our audited consolidated financial statements for additional detail.

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

See note 16 of our audited consolidated financial statements for additional detail.

We are presenting the following summarized financial information for the issuer and the Subsidiary Guarantors (together, the “Obligor Group”) pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the following summarized financial information, transactions between the Company and the Subsidiary Guarantors, presented on a combined basis, have been eliminated. Financial information for the non-guarantor subsidiaries, and any investment in a non-guarantor subsidiary by the Company or by any Subsidiary Guarantor, have been excluded. Amounts due from, due to and transactions with the non-guarantor subsidiaries and other related parties, as applicable, have been separately presented.

Summarized balance sheet information for the Obligor Group as of December 31, 2021 and 2020 is provided in the table below:

	December 31,
(In millions)	2021	2020

Current assets (1) (2)	$6,193.4	$4,339.4
Non-current assets (3)	1,770.3	1,121.2
Current Liabilities (4)	4,937.9	3,298.2
Non-current Liabilities (5)	2,011.7	944.3

(1)

Includes restricted cash and cash equivalents of $760.8 million and $402.0 million and guarantees in short-term investments of $602.2 million and $636.9 million as of December 31, 2021 and December 31, 2020, respectively.

(2)	Includes Current assets from non-guarantor subsidiaries of $287.1 million and $156.4 million as of December 31, 2021 and December 31, 2020, respectively.
(3)	Includes Non-current assets from non-guarantor subsidiaries of $204.2 million and $94.9 million as of December 31, 2021 and December 31, 2020, respectively.
(4)	Includes Current liabilities to non-guarantor subsidiaries of $725.5 million and $144.7 million as of December 31, 2021 and December 31, 2020, respectively.
(5)	Includes Non-current liabilities to non-guarantor subsidiaries of $134.5 million as of December 31, 2021.

Summarized statement of income information for the Obligor Group for the year ended December 31, 2021 is provided in the table below:

Year Ended December 31, (*)
(In millions)	2021

Net Revenues (1)	$6,067.4
Gross Profit (2)	2,256.8
Income from operations (3)	221.0
Net loss (4) (5)	(23.4)

(*)

On October 27, 2021, MercadoLibre, S. de R.L. de C.V. became an excluded subsidiary pursuant to the terms of the Notes and, therefore, it was automatically released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes. As a result, our current period figures are not directly comparable to prior periods.

(1)	Includes Net revenues from transactions with non-guarantor subsidiaries of $144.1 million for the year ended December 31, 2021.
(2)	Includes charges from transactions with non-guarantor subsidiaries of $352.9 million for the year ended December 31, 2021.
(3)	In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $214.3 million for year ended December 31, 2021.
(4)	Includes other income from transactions with non-guarantor subsidiaries of $1.9 million for the year ended December 31, 2021.
(5)

Includes $49.2 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 16 of our audited consolidated financial statements for further detail on 2028 Notes repurchase.

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

Capital expenditures

Our capital expenditures (comprised of our payments for property and equipment (such as fulfillment centers), intangible assets (excluding digital assets) for the years ended December 31, 2021 and 2020 amounted to $630.1 million and $254.1 million, respectively.

During 2021, we invested $218.5 million in information technology in Brazil, Argentina and Mexico, and $327.4 million in our Argentine, Brazilian and Mexican shipping premises and offices.

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

We use foreign currency exchange forward contracts and currency swaps to protect our foreign currency exposure and our investment in a foreign subsidiary from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. We designate these contracts as cash flow or net investment hedges for accounting purposes. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”). Cash flow hedges are subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. The accumulated gains and losses associated with the net investment hedge will remain in AOCI until the foreign subsidiary is sold or substantially liquidated, at which point they will be reclassified into earnings.

As of December 31, 2021, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of December 31, 2021, the total cash and cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $2,225.3 million, short-term investments denominated in foreign currencies totaled $659.7 million and accounts receivable, credit cards receivable and other means of payment and loans receivable in foreign currencies totaled $3,196.9 million. As of December 31, 2021, we had $35.8 million long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of December 31, 2021, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $1,572.5 million and our U.S. dollar-denominated long-term investments totaled $52.8 million.

For the year ended December 31, 2021, we had a consolidated loss on foreign currency of $109.3 million mainly related to higher foreign exchange losses attributable to the acquisition of our own common stock in the Argentine market at a price that reflects the additional cost of accessing U.S dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate (refer to Note 25 of our audited consolidated financial statements for further detail), and higher foreign exchange losses from our Brazilian subsidiaries. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information).

See Note 2 to our audited consolidated financial statements for further detail on Argentina’s functional currency change.

The following table sets forth the percentage of consolidated net revenues by segment for the years ended December 31, 2021, 2020 and 2019:

	Years Ended
	December 31,
(% of total consolidated net revenues) (*)	2021	2020	2019
Brazil	55.3%	55.2%	63.6%
Argentina	21.7	24.7	19.9
Mexico	16.6	14.5	12.0
Other Countries	6.5	5.6	4.5

(*)	Percentages have been calculated using whole-dollar amounts rather than rounded amounts that appear in the table. The table above may not total due to rounding.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, expenses, other expenses and income tax, net loss and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of December 31, 2021 and for the year then ended:

Foreign Currency Sensitivity Analysis (*)
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 7,854.8	$ 7,069.4	$ 6,426.8
Expenses (**)	(7,333.3)	(6,628.7)	(6,052.2)
Income from operations	521.5	440.7	374.6

Other income/(expenses) and income tax related to P&L items	(263.3)	(248.1)	(235.6)

Foreign Currency impact related to the remeasurement of our Net Asset position	(111.5)	(109.3)	(107.6)
Net Income	146.7	83.3	31.4

Total Shareholders' Equity	$ 1,856.8	$ 1,531.7	$ 1,134.5

(1)	Appreciation of the subsidiaries local currency against U.S. Dollar
(2)	Depreciation of the subsidiaries local currency against U.S. Dollar
(*)	The table above does not total due to rounding.
(**)	Includes cost of net revenues and operating expenses.

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

As of December 31, 2021, the Argentine Peso exchange rate against the U.S. dollar was 102.72.

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

Considering a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar on December 31, 2021, the effect on non-functional currency net asset position in our Argentine subsidiaries would have been a foreign exchange loss amounting to approximately $1.1 million in our Argentine subsidiaries.

See Item 7, “Management’s discussion and analysis of financial condition and results of operations—Critical accounting policies and estimates—Foreign Currency Translation” for details on the currency status of our Argentine segment.

Brazilian Segment

Considering a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar on December 31, 2021, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $139.3 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $31.9 million in our Brazilian subsidiaries.

Mexican Segment

Considering a hypothetical devaluation of 10% of the Mexican peso against the U.S. dollar on December 31, 2021, the reported net assets in our Mexican subsidiaries would have decreased by approximately $30.4 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $15.5 million in our Mexican subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our credit cards receivable and on the financial debt that we use to fund our Mercado Pago and Mercado Credito’s operations. As of December 31, 2021, Mercado Pago’s funds receivable from credit cards and other means of payment totaled $1,839.4 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of December 31, 2021, loans granted under our Mercado Credito solution totaled $1,260.1 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. In that regards, we use full cross currency swap contracts to hedge interest rate fluctuation. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

As of December 31, 2021, the average duration of our available for sale debt securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 1.2%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair value of our available for sale debt securities as of December 31, 2021 could decrease (increase) by $2.8 million.

As of December 31, 2021, our short-term investments amounted to $809.5 million and our long-term investments amounted to $88.6 million. These investments, except for the $602.2 million included in short-term investments mainly related to the Central Bank of Brazil Mandatory Guarantee and $65.8 million included in long-term investments related to securitization vehicle investments and equity interest held at cost, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.

Equity Price Risk

Our board of directors, upon the recommendation of the compensation committee, approved the 2016, 2017, and 2018 Long Term Retention Plan (the “2016, 2017 and 2018 LTRPs”), respectively.

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

As of December 31, 2021, the total contractual obligation fair value of our outstanding LTRP Variable Award Payment obligation subject to equity price risk amounted to $227.9 million. As of December 31, 2021, the accrued liability related to the outstanding Variable Award Payment of the LTRP included in Salaries and Social security payable in our consolidated balance sheet amounted to $103.4 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:

		As of December 31, 2021
		MercadoLibre, Inc	2017, 2018, 2019, 2020 and 2021
		Equity Price	LTRP Variable contractual obligation
(In thousands, except equity price)
Change in equity price in percentage

40%		1,890.74	319,093
30%		1,755.68	296,301
20%		1,620.63	273,509
10%		1,485.58	250,716
Static	(*)	1,350.53	227,924
-10%		1,215.47	205,131
-20%		1,080.42	182,339
-30%		945.37	159,547
-40%		810.32	136,754

(*) Present value of average closing stock price for the last 60 trading days of the year preceding the applicable payment date.

Regarding the acquisition of Kangú Participações S.A., former Kangú’s shareholders who after the acquisition became the Company’s employees will receive cash payments annually over a three-year period subject to certain performance and stay conditions. The payments will be indexed based on changes in equity price of our Common Stock. As of December 31, 2021, the total contractual obligation fair value of the mentioned payments amounted to $12.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)-(1) of this report are included elsewhere in this report and incorporated herein by reference. Report of Independent Registered Public Accounting Firm (PCAOB ID: 1088)

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

Our Management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control—Integrated Framework (2013), our Management concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of Management’s assessment with the Audit Committee of our board of directors.

On November 3, 2021, and December 13, 2021, the Company completed the acquisition of Kangu Participações S.A. and Redelcom S.A., respectively (see Note 7 to the audited consolidated financial statements for further detail). In accordance with interpretive guidance issued by the SEC, the Company’s management excluded Kangu Participações S.A. and Redelcom S.A. from its evaluation of internal control over financial reporting as of December 31, 2021. The acquired companies represented the following percentages of our net revenues, net income and total assets as of and for the year ended December 31, 2021:

	% of Net revenues	% of Net Income	% of Total Assets
Kangu Participações S.A.	0.01	- 8.60	0.06
Redelcom S.A.	0.02	- 0.43	0.15

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Co. S.A., an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

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

Not applicable.

ITEM 9C. HOLDING FOREIGN COMPANY ACCOUNTABLE ACT

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K within 120 days of the Company’s fiscal year ended December 31, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K within 120 days of the Company’s fiscal year ended December 31, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Except for the information regarding shares authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K within 120 days of the Company’s fiscal year ended December 31, 2021.

The following table presents information as of December 31, 2021 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, Warrants and Rights	Weighted-average exercise price of outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	—	997,582

Total	—	—	997,582

(1)	Represents our Amended and Restated 2009 Equity Compensation Plan which was approved by our stockholders on June 10, 2019.
(2)

Pursuant to SEC guidance, this table does not reflect grants of restricted stock made pursuant to our Amended and Restated 2009 Equity Compensation Plan. As of December 31, 2021, there were 528 shares of unvested restricted stock outstanding under such plan.

Description of our Amended and Restated 2009 Equity Compensation Plan (the “Amended and Restated 2009 Plan”)

Our Amended and Restated 2009 Plan was adopted by our board of directors on April 24, 2019. The Amended and Restated 2009 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and non-qualified stock options, restricted stock and other equity-based or equity-related awards to our employees, directors, officers and managers. Incentive stock options and non-qualified stock options are referred to as “stock options,” and together with restricted stock and all other awards are referred to as “awards”. As of December 31, 2021, there were no outstanding stock options to purchase shares of common stock under the Amended and Restated 2009 Plan.

No stock options were granted during the period from January 1, 2007 to December 31, 2021 and there were no stock-based compensation expenses related to stock options for the years ended December 31, 2021, 2020, 2019 and 2018. There is no stock option award outstanding under the Amended and Restated 2009 Plan. As of December 31, 2021, there were 997,582 shares of common stock available for additional awards under the Amended and Restated 2009 Plan.

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

The information presented under the heading “Certain Relationships and Related Transactions” and “Information on Our Board of Directors and Corporate Governance” in our 2022 Proxy Statement to be filed with the SEC is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included in our 2022 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

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

			8-K	January 14, 2021
4.05	Form of Global Note representing the Registrant’s 2.375% Sustainability Notes due 2026.		8-K	January 14, 2021
4.06	Form of Global Note representing the Registrant’s 3.125% Notes due 2031.		8-K	January 14, 2021
4.07	Description of Securities.	*
4.08	Second Supplemental Indenture, dated October 27, 2021 among MP Agregador, S. de R.L. de C.V., MercadoLibre, Inc. and The Bank of New York Mellon, as Trustee	*
10.01	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers.		10-K	February 14, 2020
10.02	Management Incentive Bonus Plan of the Registrant.		S-1/A	July 13, 2007
10.03	Form of Employment Agreements with Officers.		S-1/A	July 13, 2007
10.04	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008		10-K	February 27, 2009
10.05	Free Trade Zone Direct User Agreement Aguada Park (Item 5.A.), as amended, dated August 29, 2011, between MELI Uruguay S.R.L. and ITSEN S.A. dated May 21, 2012 and May 22, 2012		10-Q	August 3, 2012
10.06	Preliminary sales contract, as of May 8, 2013, by and among Mercadolibre S.R.L., Ribera Desarrollos S.A., Inc. S.A., Sociedad Anónima La Nación and Desarrolladora Urbana S.A.		10-Q	August 7, 2013
10.07	Amended and Restated 2012 Long-Term Retention Plan		10-Q	August 5, 2016
10.08	Amended and Restated 2013 Long-Term Retention Plan		10-Q	August 5, 2016
10.09	Amended and Restated 2014 Long-Term Retention Plan		10-Q	August 5, 2016
10.10	Amended and Restated 2015 Long-Term Retention Program		10-Q	May 6, 2021
10.11	Amended and Restated 2016 Long-Term Retention Program		10-Q	May 6, 2021
10.12	Amended and Restated 2017 Long-Term Retention Program		10-Q	May 6, 2021
10.13	Amended and Restated 2018 Long-Term Retention Program		10-Q	May 6, 2021
10.14	Amended and Restated 2019 Long-Term Retention Program		10-Q	May 6, 2021
10.15	Amended and Restated 2020 Long-Term Retention Program		10-Q	May 6, 2021
10.16	2021 Long-Term Retention Program		8-K	May 5, 2021
10.17	Securities Purchase Agreement, dated as of March 11, 2019, by and between MercadoLibre, Inc. and PayPal, Inc.		8-K	March 13, 2019
10.18	MercadoLibre, Inc. 2019 Director Compensation Program		8-K	August 7, 2019
10.19	Amended and Restated 2009 Equity Compensation Plan		DEF 14A	April 26,2019
21.01	List of Subsidiaries	*
22.01	List of Subsidiary Guarantors for the Registrant’s 2.375% Sustainability Notes due 2026 and 3.125% Notes due 2031.	*
23.01	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm on Form S-3 and S-8	*
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101	*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Marcos Galperin
Marcos Galperin
Chief Executive Officer

Date: February 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marcos Galperin Marcos Galperin	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2022

/s/ Pedro Arnt Pedro Arnt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2022

/s/ Mario Vazquez Mario Vazquez	Director	February 23, 2022

/s/ Susan Segal Susan Segal	Director	February 23, 2022

/s/ Nicolás Aguzin Nicolás Aguzin	Director	February 23, 2022

/s/ Nicolás Galperin Nicolás Galperin	Director	February 23, 2022

/s/ Emiliano Calemzuk Emiliano Calemzuk	Director	February 23, 2022

/s/ Henrique Dubugras Henrique Dubugras	Director	February 23, 2022

/s/ Roberto Balls Sallouti Roberto Balls Sallouti	Director	February 23, 2022

/s/ Richard Sanders Richard Sanders	Director	February 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MercadoLibre, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MercadoLibre Inc. and its subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, in 2019 the Company has changed its method of accounting for leases due to the adoption of ASU No. 2016-02, Leases (Topic 842), and in 2020 it has changed the method of accounting for Credit Losses of Financial Instruments due to the adoption of ASU 2016-13 (Topic 326).

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

The Company estimates the allowance for uncollectible Loans receivable (ECL estimate) based on lifetime expected credit losses. Expected credit losses are determined based on probability-weighed scenarios of default over the life of the Loans receivable. Probability of default models are estimated using a transition matrix method, which considers the expected future delinquency rate. The models include a macroeconomic outlook for projections and recent performance. The Company estimates marginal monthly default probabilities for each delinquency bucket, type of product and country. These probabilities of default are combined with a set of Loss Given Default parameters, which depend on days past due, type product and country, and are estimated by measuring an average of historical recovery rates from defaulted credits.

The loans receivable balance was $1,694.7 million and the corresponding allowance for uncollectible accounts was $434.6 million as of December 31, 2021. The respective allowance charge for the year ended December 31, 2021 was $434.1 million.

We identified the assessment of the allowance for Loans receivable as a critical audit matter because the loans business was in a development stage, with limited historical information. The future collection estimates involved the use of complex algorithms, and a high degree of subjectivity and estimation capability by management, including assessing whether the current economic model reflects the changing economic conditions, COVID-19 projected impacts on borrower groups’ preferences and their repayment ability. This required a complex and high degree of auditor judgment, and an increased extent of audit effort, including the need to involve our actuarial specialists with credit risk experience.

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

February 23, 2022

We have served as the Company's auditor since 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MercadoLibre, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Mercadolibre Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”, of the Company) and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption in 2019 of a new method of accounting for leases due to the adoption of ASU 2016-02 (Topic 842), and the adoption in 2020 of a new method of accounting for Credit Losses of Financial Instruments due to the adoption ASU 2016-13 (Topic 326).

As described in Management’s Report on Internal Control over Financial Reporting (Item 9A), management excluded from its assessment the internal control over financial reporting at Kangu Participações S.A. and Redelcom S.A., which were acquired on November 3, 2021 and December 13, 2021, respectively, and whose financial statements constitute 0.06% and 0.15% of total assets, 0.01% and 0.02% of net revenues, and -8.60% and -0.43% of net income, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Kangu Participações S.A. and Redelcom S.A.

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

/s/ DELOITTE & Co. S.A.

Buenos Aires, Argentina

February 23, 2022

MercadoLibre, Inc.

Consolidated Balance Sheets

As of December 31, 2021 and 2020

(In thousands of U.S. dollars, except par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$ 2,584,586	$ 1,856,394
Restricted cash and cash equivalents	1,063,377	651,830
Short-term investments (602,193 and 636,949 held in guarantee - see Note 4)	809,522	1,241,306
Accounts receivable, net	98,193	49,691
Credit cards receivable and other means of payments, net	1,839,389	863,073
Loans receivable, net	1,199,059	385,036
Prepaid expenses	40,426	28,378
Inventories	253,077	118,140
Other assets	287,350	152,959
Total current assets	8,174,979	5,346,807
Non-current assets:
Long-term investments	88,598	166,111
Loans receivable, net	61,011	16,619
Property and equipment, net	807,367	391,684
Operating lease right-of-use assets	461,175	303,214
Goodwill	148,243	85,211
Intangible assets, net	44,974	14,155
Deferred tax assets	181,266	134,916
Other assets	133,545	67,615
Total non-current assets	1,926,179	1,179,525
Total assets	$ 10,101,158	$ 6,526,332

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 1,035,860	$ 767,336
Funds payable to customers	2,393,179	1,695,424
Amounts payable due to credit and debit card transactions	336,863	37,671
Salaries and social security payable	313,192	207,358
Taxes payable	291,456	215,918
Loans payable and other financial liabilities	1,285,416	548,393
Operating lease liabilities	92,343	55,246
Other liabilities	88,393	108,534
Total current liabilities	5,836,702	3,635,880
Non-current liabilities:
Amounts payable due to credit and debit card transactions	3,893	—
Salaries and social security payable	20,215	49,852
Loans payable and other financial liabilities	2,233,255	860,876
Operating lease liabilities	371,614	243,601
Deferred tax liabilities	62,496	64,354
Other liabilities	41,292	20,191
Total non-current liabilities	2,732,765	1,238,874
Total liabilities	$ 8,569,467	$ 4,874,754

Commitments and contingencies (Note 14)
Equity

Common stock, $0.001 par value, 110,000,000 shares authorized,
50,418,980 and 49,869,727 shares issued and outstanding at December 31,
2021 and December 31, 2020	$ 50	$ 50
Additional paid-in capital	2,439,345	1,860,502
Treasury stock	(789,982)	(54,805)
Retained earnings	397,419	314,115
Accumulated other comprehensive loss	(515,141)	(468,284)
Total Equity	1,531,691	1,651,578
Total Liabilities and Equity	$ 10,101,158	$ 6,526,332

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Income

For the years ended December 31, 2021, 2020 and 2019

(In thousands of U.S. dollars, except for share data)

	Year Ended December 31,
	2021	2020	2019
Net service revenues	$ 6,149,270	$ 3,690,002	$ 2,265,746
Net product revenues	920,139	283,463	30,568
Net revenues	7,069,409	3,973,465	2,296,314
Cost of net revenues	(4,064,357)	(2,264,255)	(1,194,191)
Gross profit	3,005,052	1,709,210	1,102,123

Operating expenses:
Product and technology development	(590,328)	(352,474)	(223,807)
Sales and marketing	(1,509,493)	(902,554)	(834,022)
General and administrative	(464,528)	(326,490)	(197,455)
Total operating expenses	(2,564,349)	(1,581,518)	(1,255,284)
Income (loss) from operations	440,703	127,692	(153,161)

Other income (expenses):
Interest income and other financial gains	137,962	102,767	113,523
Interest expense and other financial losses (*)	(228,704)	(106,690)	(65,876)
Foreign currency losses	(109,333)	(42,454)	(1,732)
Net income (loss) before income tax expense	240,628	81,315	(107,246)

Income tax expense	(148,802)	(82,022)	(64,753)
Equity in earnings of unconsolidated entity	(8,522)	—	—
Net income (loss)	$ 83,304	$ (707)	$ (171,999)

(*)

Includes $49,247 thousands of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 16 to these audited consolidated financial statements for further detail on 2028 Notes repurchase.

	Year Ended December 31,
	2021	2020	2019
Basic EPS
Basic net income (loss)
Available to shareholders per common share	$ 1.67	$ (0.08)	$ (3.71)
Weighted average of outstanding common shares	49,802,993	49,740,407	48,692,906
Diluted EPS
Diluted net income (loss)
Available to shareholders per common share	$ 1.67	$ (0.08)	$ (3.71)
Weighted average of outstanding common shares	49,802,993	49,740,407	48,692,906

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2021, 2020 and 2019

(In thousands of U.S. dollars)

	Year Ended December 31,
	2021	2020	2019

Net income (loss)	$ 83,304	$ (707)	$ (171,999)
Other comprehensive loss, net of income tax:
Currency translation adjustment	(56,169)	(58,470)	(13,793)
Unrealized gains (losses) on hedging activities	7,821	2,784	(164)
Unrealized net gains on available for sale investments	—	—	1,592
Less: Reclassification adjustment for gains from accumulated other comprehensive loss (income)	(1,491)	5,927	2,729
Net change in accumulated other comprehensive loss, net of income tax	(46,857)	(61,613)	(15,094)

Total Comprehensive income (loss)	$ 36,447	$ (62,320)	$ (187,093)

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Equity

For the years ended December 31, 2021, 2020 and 2019

(In thousands of U.S. dollars)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2018	45,203	$ 45	$ 224,800	$ —	$ 503,432	$ (391,577)	$ 336,700

Common Stock Issued	4,116	4	1,867,211	—	—	—	1,867,215
Exercise of Convertible Notes	523	1	65,956	—	—	—	65,957
Exercise of capped call option - shares retirement	(132)	—	30	—	—	—	30
Unwind Capped Call	—	—	3	—	—	—	3
Capped Call	—	—	(96,367)	—	—	—	(96,367)
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(3,000)	—	(3,000)
Stock-based compensation — restricted shares issued	1	—	395	—	—	—	395
Common Stock repurchased	(1)	—	—	(720)	—	—	(720)
Net loss	—	—	—	—	(171,999)	—	(171,999)
Amortization of Preferred Stock discount	—	—	5,841	—	(5,841)	—	—
Other comprehensive loss	—	—	—	—	—	(15,094)	(15,094)
Balance as of December 31, 2019	49,710	$ 50	$ 2,067,869	$ (720)	$ 322,592	$ (406,671)	$ 1,983,120
Changes in accounting standards	—	—	—	—	(4,570)	—	(4,570)
Balance as of December 31, 2019 Restated	49,710	$ 50	$ 2,067,869	$ (720)	$ 318,022	$ (406,671)	$ 1,978,550
Capped Call	—	—	(306,789)	—	—	—	(306,789)
Common Stock repurchased	(49)	—	—	(54,085)	—	—	(54,085)
Stock-based compensation — restricted shares issued	1	—	730	—	—	—	730
Common Stock issued — converted Preferred Shares	208	—	98,688	—	—	—	98,688
Exercise of Convertible Notes	—	—	4	—	—	—	4
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(3,200)	—	(3,200)
Net loss	—	—	—	—	(707)	—	(707)
Other comprehensive loss	—	—	—	—	—	(61,613)	(61,613)
Balance as of December 31, 2020	49,870	$ 50	$ 1,860,502	$ (54,805)	$ 314,115	$ (468,284)	$ 1,651,578

Stock-based compensation — restricted shares issued	1	—	755	—	—	—	755
Common Stock issued	1,000	1	1,519,544	—	—	—	1,519,545
Common Stock repurchased	(305)	(1)	—	(485,885)	—	—	(485,886)
Unwind Capped Call	(147)	—	646,031	(249,292)	—	—	396,739
Capped Call	—	—	(100,769)	—	—	—	(100,769)
Repurchase of 2028 Notes Conversion Option	—	—	(1,484,279)	—	—	—	(1,484,279)
Exercise of Convertible Notes	—	—	(2,439)	—	—	—	(2,439)
Net Income	—	—	—	—	83,304	—	83,304
Other comprehensive loss	—	—	—	—	—	(46,857)	(46,857)
Balance as of December 31, 2021	50,419	$ 50	$ 2,439,345	$ (789,982)	$ 397,419	$ (515,141)	$ 1,531,691

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2021, 2020 and 2019

(In thousands of U.S. dollars)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operations:
Net income (loss)	$ 83,304	$ (707)	$ (171,999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated entity	8,522	—	—
Unrealized devaluation loss, net	90,629	89,329	44,326
Impairment of digital assets	8,647	—	—
Depreciation and amortization	203,942	104,992	73,320
Accrued interest income	(35,880)	(45,593)	(54,309)
Non cash interest, convertible notes amortization of debt discount and amortization of debt issuance costs and other charges	86,038	15,033	17,134
Bad debt charges	435,314	132,944	69,861
Financial results on derivative instruments	429	(1,935)	(301)
Settlement of the call option	(10,674)	—	—
Stock-based compensation expense - restricted shares	755	730	395
Sale of fixed assets and intangible assets	—	3,814	—
LTRP accrued compensation	88,698	129,575	51,662
Deferred income taxes	(29,481)	(70,315)	16,453
Changes in assets and liabilities:
Accounts receivable	(26,331)	12,069	(507)
Credit cards receivable and other means of payments	(1,062,794)	(521,979)	(29,315)
Prepaid expenses	(12,715)	16,204	(17,956)
Inventories	(142,382)	(106,981)	(4,148)
Other assets	(174,682)	(113,819)	(49,390)
Payables and accrued expenses	379,767	584,281	143,495
Funds payable to customers	808,754	900,513	267,293
Amounts payable due to credit and debit card transactions	309,078	37,126	—
Other liabilities	(79,007)	(34,586)	45,452
Interest received from investments	35,112	51,857	49,625
Net cash provided by operating activities	965,043	1,182,552	451,091
Cash flows from investing activities:
Purchase of investments	(7,370,742)	(5,199,875)	(4,490,678)
Proceeds from sale and maturity of investments	7,800,545	5,532,463	3,353,606
Payment for acquired businesses, net of cash acquired	(50,615)	(6,937)	—
Capital contributions in joint ventures	(5,113)	—	—
Receipts from settlements of derivative instruments	6,345	17,779	—
Payment from settlements of derivative instruments	(19,747)	(4,136)	—
Receipts from the sale of fixed assets and intangible assets	—	274	—
Purchases of intangible assets	(36,567)	(93)	(72)
Changes in principal loans receivable, net	(1,347,710)	(344,608)	(173,848)
Purchases of property and equipment	(572,929)	(247,048)	(136,798)
Net cash used in investing activities	(1,596,533)	(252,181)	(1,447,790)
Cash flows from financing activities:
Payments on convertible note	—	—	(25)
Purchase of convertible note capped calls	(100,769)	(306,789)	(96,367)
Excercise of Convertible Notes	(3,137)	—	—
Payments on repurchase of the 2028 Notes	(1,865,076)	—	—
Unwind of convertible note capped calls	396,739	—	—
Proceeds from loans payable and other financial liabilities	9,261,703	2,396,717	629,891
Payments on loans payable and other financing liabilities	(6,781,612)	(1,785,272)	(472,897)
Payment of finance lease obligations	(16,524)	(4,949)	(1,929)
Common Stock repurchased	(485,886)	(54,085)	(720)
Dividends paid of preferred stock	—	(3,356)	(2,844)
Proceeds from issuance of convertible redeemable preferred stock, net	—	—	98,688
Proceeds from issuance of common stock, net	1,519,545	—	1,867,215
Net cash provided by financing activities	1,924,983	242,266	2,021,012
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(153,754)	(115,837)	(37,584)
Net increase in cash, cash equivalents, restricted cash and cash equivalents	1,139,739	1,056,800	986,729
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the year	2,508,224	1,451,424	464,695
Cash, cash equivalents, restricted cash and cash equivalents, end of the year	$ 3,647,963	$ 2,508,224	$ 1,451,424

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Consolidated Statement of Cash Flows

For the years ended December 31, 2021, 2020 and 2019

(In thousands of U.S. dollars)

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information:
Cash paid for interest	$ 57,590	$ 53,781	$ 40,523
Cash paid for income tax	$ 282,106	$ 139,855	$ 94,954

Non-cash financing activities:
Stock-based compensation — restricted shares issued	$ —	$ 1	$ 1
Exercise of convertible notes	$ —	$ —	$ 65,957
Finance lease obligations	$ 20,051	$ 12,228	$ 2,567

Non-cash investing activities:
Contingent considerations and escrows from acquired business	$ 11,943	$ 2,399	$ —
Right-of-use assets obtained under finance leases	$ 36,575	$ 17,177	$ 4,496
Acquired businesses, through call option	$ 10,674	$ —	$ —

Acquisition of business	2021 (1)	2020 (2)	2019
Cash and cash equivalents	$ 4,206	$ 939	$ —
Accounts receivable	5,481	3,333	—
Other current assets	18,333	1,725	—
Other non current assets	893	—	—
Intangible Assets	105	—	—
Fixed Assets	1,193	606	—
Total assets acquired	30,211	6,603	—
Accounts payable and accrued expenses	19,437	1,729	—
Other liabilities	6,612	6,402	—
Total liabilities assumed	26,049	8,131	—
Net assets acquired (liabilities assumed)	4,162	(1,528)	—
Goodwill and deferred tax liabilities	67,843	6,283	—
Hubs Network	3,479	3,050	—
Platform	914	—	—
Customer lists	905	1,565	—
Non Compete and Non Solicitation Agreement	135	905	—
Total purchase price	77,438	10,275	—
Cash and cash equivalents acquired	4,206	939	—
Total purchase price, net of cash acquired	$ 73,232	$ 9,336	$ —

(1)	Related to the acquisition of a delivery company and payment services company– See Note 7.
(2)	Related to the acquisition of a software development company – See Note 7.

The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

1.	Nature of Business

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

As of December 31, 2021, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its fintech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay, and extends loans through Mercado Credito in Argentina, Brazil, Mexico and Chile. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile, Uruguay and Peru.

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

Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $977,900 thousands and $490,464 thousands as of December 31, 2021, and 2020, respectively.

Since the quarter ended March 31, 2021, the Company has disclosed Net product revenues as a separate line of Net revenues following its growth in significance relative to Net service revenues. As a result, the Company has reclassified the corresponding amount for the years ended December 31, 2020 and 2019, to the line Net product revenues for an amount of $283,463 thousands and $30,568 thousands, respectively, for comparative purposes.

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

The Company’s management assesses balances for credit losses included in cash and cash equivalents and restricted cash and cash equivalents based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models. The Company did not recognize any material credit loss on the cash and cash equivalent and restricted cash and cash equivalents in 2021, 2020 and 2019.

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

The Company’s management assesses balances for credit losses included in short and long-term investments based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models. The Company did not recognize any material credit loss on the short and long-term investments in 2021, 2020 and 2019.

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

The Company has elected to measure certain financial assets at fair value with impact on the statement of income from January 1, 2019 for several reasons including to avoid the mismatch generated by the recognition of certain linked instruments / transactions, separately, in consolidated statement of income and consolidated statement of comprehensive income and to better reflect the financial model applied for selected instruments.

The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As result of the election of the fair value option, the Company recognized gains in interest income and other financial gains of $9,218 thousands and $8,433 thousands as of December 31, 2021, and 2020, respectively.

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

Transfer of financial assets

The Company may sell credit cards coupon to financial institutions, included within “Credit cards receivable and other means of payments, net”. These transactions are accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received and (3) the transferor does not maintain effective control over the transferred assets. When all the conditions are met, the Company derecognizes the corresponding financial asset from its balance sheet. Based on historical experience to date the Company assessed that it does not hold a significant credit risk exposure in relation to transfer of financial assets with recourse. The aggregate gain included in net revenues arising from financing transactions, net of the costs recognized on sale of credit cards coupon, is $575,185 thousands, $452,892 thousands and $359,037 thousands, for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Company closely monitors credit quality for all loans receivable on a recurring basis. To assess a merchant and consumers seeking a loan under the Mercado Credito solution, the Company uses, among other indicators, a risk model internally developed, as a credit quality indicator to help predict the merchant’s and consumer’s ability to repay the principal balance and interest related to the credit. The risk model uses multiple variables as predictors of the merchant’s and consumer’s ability to repay the credit, including external and internal indicators. Internal indicators consider merchant’s annual sales volume, claims history, prior repayment history, and other measures. Merchants are rated based on an internally developed score. In addition, the Company considers external bureau information to enhance the scoring model and the decision making process. The internal rating and the bureau credit score are combined in a risk matrix, which is also used to price the loans based on the risk profile.

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

Loans Receivable

Loans Receivable in this portfolio include the products that the company offers to: 1) on-line merchant, 2) in-store merchant , 3) consumers and 4) credit cards.

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

The loss given default is the percentage of the exposure at default that is not recoverable. This percentage depends on days past due, type of product and country, and is estimated by measuring an average of historical recovery rates from defaulted credits.

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

The Company writes off loans receivable when the customer balance becomes 360 days past due.

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

The Company has arrangements with some unaffiliated entities under which MercadoLibre users are able to fund their Mercado Pago accounts by depositing an equivalent amount with the unaffiliated entity. In some of these arrangements, MercadoLibre credits the Mercado Pago account before the unaffiliated entity transfers the funds to MercadoLibre to settle the transaction. The amounts pending settlement are recognized in the balance sheet as credit cards receivable and other means of payment. In June 2020, the Company became aware that it had accumulated significant receivables from one such unaffiliated entity in Argentina. The aging of these receivables exceeded the expected aging for transactions of this kind, hence, the Company recorded $27,006 thousands loss on doubtful accounts during the year ended December 31, 2020.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Concentration of credit risk

Cash and cash equivalents, restricted cash and cash equivalents, short-term and long-term investments, credit cards receivable and other means of payment, accounts receivable and loans receivable are potentially subject to concentration of credit risk. Cash and cash equivalents, restricted cash and cash equivalents and investments are placed with financial institutions and financial instruments that Management believes are of high credit quality. Accounts receivable are derived from revenue earned from customers located internationally. Accounts receivable balances are settled through customer credit cards, debit cards and Mercado Pago accounts, with the majority of accounts receivable collected upon processing of credit card transactions. Due to the relatively small dollar amount of individual accounts receivable and loans receivable, the Company generally does not require collateral on these balances. The allowance for doubtful accounts is recorded as a charge to sales and marketing expense.

During the years ended December 31, 2021, 2020 and 2019, no single customer accounted for more than 5% of net revenues. As of December 31, 2021 and 2020, no single customer, except for credit card processing companies, accounted for more than 5% of accounts receivable and loans receivable. Credit cards receivable and other means of payments, net line of the consolidated balance sheet shows the Company´s credit exposure to not more than 10 entities in each of the countries where the Company offers our payments solution.

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

Amounts payable due to credit and debit card transactions

Amounts payable due to credit and debit card transactions are originated by purchase transactions carried out by the Company´s customers with debit and credit cards issued by Mercado Pago.

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

Costs related to the planning and post implementation phases of website development are recorded as an operating expense. Direct costs incurred in the development phase of website are capitalized and amortized using the straight-line method over an estimated useful life of three years. During 2021 and 2020, the Company capitalized $188,140 thousands and $119,491 thousands, respectively.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination.

Intangible assets consist of customer lists, trademarks, licenses and others, non-solicitation, non-compete agreements and hubs network acquired in business combinations and valued at fair value at the acquisition date. Intangible assets with definite useful life are amortized over the period of estimated benefit to be generated by those assets and using the straight-line method; their estimated useful lives ranges from three to twelve years. Trademarks with indefinite useful life are not subject to amortization, but are subject to an annual impairment test, by comparing their carrying amount with their corresponding fair value. For any given intangible asset with indefinite useful life, if its fair value exceeds its carrying amount no impairment loss shall be recognized.

Digital Assets

As of December 31, 2021, the Company had purchased an aggregate amount of $30,000 thousands in cryptocurrencies. The Company accounts for its digital assets as indefinite-lived intangible assets, in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. The Company has ownership of and control over its digital assets and uses third-party custodial services to store its digital assets. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at cost, net of any impairment losses incurred since acquisition.

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

Impairment of long-lived assets

The Company reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such asset is considered to be impaired on this basis, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of such asset. As of December 31, 2021 there were no events or changes in circumstances that indicate that the carrying value of an asset may not be recoverable.

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

As of December 31, 2021 and 2020, the Company elected to perform the quantitative impairment test for both goodwill and intangible assets with indefinite useful life.

For the year ended December 31, 2021, the fair values of the reporting units were estimated using the income approach. Cash flow projections used were based on financial budgets approved by Management. The Company uses discount rates to each reporting unit in the range of 14.9% to 20.8%. The average discount rate used for 2021 was 16.9%. That rate reflected the Company’s estimated weighted average cost of capital. Key drivers in the analysis include Average Selling Price (“ASP”), Take Rate defined as marketplace revenues as a percentage of Gross Merchadise Volume (“GMV”), Total Payment Volume Off Platform (“TPV Off”), Off Platform Take Rate defined as off platform revenues as a percentage of TPV Off, Wallet and Point TPV per Payer, Wallet Users over Total Population and Active Point devices. In addition, the analysis includes a business to e-commerce rate, which represents growth of e-commerce as a percentage of Gross Domestic Product, Internet penetration rates as well as trends in the Company’s market share.

If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. No impairment loss has been recognized in the years ended December 31, 2021, 2020 and 2019 as Management’s assessment of the fair value of each reporting unit exceeds its carrying value.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Impairment of goodwill and intangible assets with indefinite useful life (continued)

Digital Assets

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

Intangible assets with indefinite useful life are considered impaired if the carrying amount of the intangible asset exceeds its fair value. The Company recorded an impairment of digital assets of $8,647 thousands during the year ended December 31, 2021. No impairment loss has been recognized in the years ended December 31, 2020 and 2019.

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

Revenues are recognized when each performance obligation is satisfied by transferring the promised service to the customer according to the following criteria described for each type of service:

a)Commerce transactions:

•Revenues from intermediation services derived from final value fees paid by sellers. Revenues related to final value fees are recognized at the time that the transaction is successfully concluded.

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

•Classified advertising services are recorded as revenue ratably during the listing period. Those fees are charged at the time the listing is uploaded onto the Company’s platform and is not subject to successful sale of the items listed.

b)Fintech services:

•Revenues from commissions we charge for transactions off-platform derived from the use of the Company’s on-line payments solution or Mercado Pago credit and debit cards, are recognized once the transaction is considered completed, when the payment is processed by the Company, net of rebates granted. The Company also earns revenues as a result of offering financing to its Mercado Pago users, either when the Company finances the transactions directly or when the Company sells the corresponding financial assets to financial institutions. When the Company finances the transactions directly, it recognizes financing revenue ratably over the period of the financing. When the Company sells the corresponding financial assets to financial institutions, the result of such sale is accounted for as financing revenues net of financing costs at the time of transfer of the financial assets. Revenues from sale of mobile points of sale products are recognized when control of the good is transferred.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Revenue recognition (continued)

•Revenues from interest earned on loans and advances granted to merchants and consumers, and credit cards transactions are recognized over the period of the loan and are based on effective interest rates. The Company places loans on non-accrual status at 90 days past due.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Receivables are presented net of allowance for doubtful accounts, uncollectible accounts and chargebacks. The allowance for doubtful accounts, uncollectible accounts and chargebacks was $474,227 thousands and $126,661 thousands as of December 31, 2021 and 2020, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the year in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2020 and 2019 was $32,519 thousands and $16,590 thousands, respectively, of which substantially all were recognized as revenue during the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, total deferred revenue was $34,034 thousands, mainly due to fees related to classified advertising services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

Share-based payments

The liability related to the variable portion of the long term retention plans is remeasured at fair value. See Note 15 “Long Term Retention Plan” for more details.

Sales tax

The Company’s subsidiaries in Brazil, Argentina and Colombia are subject to certain sales taxes which are classified as cost of net revenues and totaled $569,080 thousands, $325,316 thousands and $189,313 thousands for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Comprehensive income (loss)

Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive loss. This last component is defined as all other changes in the equity of the Company that result from transactions other than with shareholders. Other comprehensive loss includes the cumulative adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries, unrealized gains and losses on investments classified as available-for-sale and on hedging activities. Total comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 amounted to $36,447 thousands, $(62,320) thousands and $(187,093) thousands, respectively.

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

Foreign currency translation

All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Argentina, which has used the U.S. dollar as its functional currency since July 1, 2018. Accordingly, the foreign subsidiaries with local currency as functional currency translate assets and liabilities from their local currencies into U.S. dollars by using year-end exchange rates while income and expense accounts are translated at the average monthly rates in effect during the year, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive loss. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the consolidated financial statements of income under the caption “Foreign currency losses” and amounted to $109,333 thousands, $42,454 thousands and $1,732 thousands for the years ended December 31, 2021, 2020 and 2019, respectively.

Argentine currency status

As of July 1, 2018, the Company transitioned its Argentinian operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their inmediate parent company.

Since the second half of 2019, the Argentine government instituted certain foreign currency exchange controls which restrict or may partially restrict, the access of foreign currency, like the US dollar, for making payments abroad, either of foreign debt or imports of goods or services, dividend payments, and others, without prior authorization. Those regulations have continued to evolve, sometimes making them more or less stringent depending on the Argentine government´s perception of availability of sufficient national foreign currency reserves. The above has led to the existence of an informal foreign currency market where foreign currencies quote at levels significantly higher than the official exchange rate. However, the only exchange rate available for external commerce and financial payments is the official exchange rate, which as of December 31, 2021, was 102.72.

The Company uses Argentina’s official exchange rate to record the accounts of Argentine subsidiaries. The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of December 31, 2021 and December 31, 2020:

	December 31,
	2021	2020
	(In thousands)
Assets	$ 2,478,717	$ 1,470,885
Liabilities	1,874,285	1,230,326
Net Assets	$ 604,432	$ 240,559

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

2.	Summary of significant accounting policies (continued)

Derivative Financial Instruments

The Company’s operations are in various foreign currencies and consequently are exposed to foreign currency risk. The Company uses derivative instruments to reduce the volatility of earnings and cash flows which were designated as hedges. All outstanding derivatives are recognized in the Company’s consolidated balance sheet at fair value except for the derivatives related to the Capped Call Transactions (as defined in Note 16) which are recognized in equity at cost paid. The effective portion of a designated derivative’s gain or loss in a cash flow hedge is initially reported as a component of accumulated other comprehensive (loss) income and is subsequently reclassified into the financial statement line item in which the variability of the hedged item is recorded in the period the hedging transaction affects earnings. Designated derivative’s gain or loss in net investment hedge was reported as a component of accumulated other comprehensive income. The accumulated gains and losses associated with this instrument will remain in other comprehensive income until the foreign subsidiary is sold or substantially liquidated, at which point they will be reclassified into earnings.

The Company also hedges its economic exposure to foreign currency risk related to foreign currency denominated monetary assets and liabilities with foreign derivative currency contracts and interest rate fluctuation with swap contracts which were not designated as hedges. Accordingly, these outstanding non-designated derivatives are recognized in the Company’s consolidated balance sheet at fair value, and changes in fair value from these contracts are recorded in other income (expense), net in the consolidated statement of income.

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

A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized. Accordingly, Management periodically assesses the need to establish a valuation allowance for deferred tax assets considering positive and negative objective evidence related to the realization of the deferred tax assets. In connection with this assessment, Management considers, among other factors, the nature, frequency, and magnitude of current and cumulative losses on an individual subsidiary basis, projections of future taxable income, the duration of statutory carryforward periods, as well as feasible tax planning strategies that would be employed by the Company to prevent tax loss carryforwards from expiring unutilized.

Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to global intangible low-taxed income (GILTI) as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method. Accordingly, the Company was not required to record any impact in connection with the potential GILTI tax as of December 31, 2021 and 2020, respectively.

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

The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for tax years after 2015 primarily include the U.S., Argentina, Brazil and Mexico.

Repurchase of 2.00% Convertible Senior Notes due 2028 – Extinguishment of debt

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

c

3.	Net income (loss) per share

Basic earnings per share for the Company’s common stock is computed by dividing, net income (loss) available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the year.

On August 24, 2018, and August 31, 2018, the Company issued an aggregate principal amount of $880,000 thousands of 2.00% Convertible Senior Notes due 2028 (please refer to Note 16 to these consolidated financial statements for discussion regarding these debt notes). The conversion of these notes is included in the calculation for diluted earnings per share utilizing the “if converted” method. Accordingly, conversion of these Notes is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive. Additionally, on March 29, 2019, the Company issued Preferred Stock. The conversion of Preferred Stock was included in the calculation for diluted earnings per share utilizing the “if converted” method. Accordingly, conversion of the redeemable convertible preferred stock was not assumed for purposes of computing diluted earnings per share if the effect was antidilutive.The denominator for diluted net income (loss) per share for the years ended on December 31, 2021, 2020 and 2019 does not include any effect from the 2028 Notes Capped Call Transactions (as defined in Note 16) because it would be antidilutive. In the event of conversion of any or all of the 2028 Notes, the shares that would be delivered to the Company under The Capped Call Transactions (as defined in Note 16) are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.

For the years ended December 31, 2021, 2020 and 2019, the effects of the conversion of the Notes and the redeemable convertible preferred stock would have been antidilutive and, as a consequence, they were not factored into the calculation of diluted earnings per share.

Net income (loss) per share of common stock is as follows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
	(In thousands)
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) per common share	$ 1.67	$ 1.67	$ (0.08)	$ (0.08)	$ (3.71)	$ (3.71)

Numerator:
Net income (loss)	$ 83,304	$ 83,304	$ (707)	$ (707)	$ (171,999)	$ (171,999)
Amortization of redeemable convertible preferred stock	—	—	—	—	(5,841)	(5,841)
Dividends on preferred stock	—	—	(3,200)	(3,200)	(3,000)	(3,000)
Net income (loss) corresponding to common stock	$ 83,304	$ 83,304	$ (3,907)	$ (3,907)	$ (180,840)	$ (180,840)

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	49,802,993	—	49,740,407	—	48,692,906	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	49,802,993	—	49,740,407	—	48,692,906

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

4.	Cash, cash equivalents, restricted cash and cash equivalents and investments

The composition of cash, cash equivalents, restricted cash and cash equivalents and investments is as follows:

	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$ 2,584,586	$ 1,856,394
Restricted cash and cash equivalents
Securitization Transactions	$ 281,999	$ 249,872
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	295,832	144,249
Bank account (Argentine Central Bank regulation)	449,308	237,511
Bank account (Chilean Financial Market Commission)	20,604	—
Bank collateral account (Secured lines of credit guarantee)	—	574
Money Market Funds (Secured lines of credit guarantee)	15,622	19,469
Cash in bank account	12	155
Total restricted cash and cash equivalents	$ 1,063,377	$ 651,830
Total cash, cash equivalents, restricted cash and cash equivalents (*)	$ 3,647,963	$ 2,508,224

Short-term investments
Time Deposits	$ 15,788	$ 158,818
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	602,020	565,705
Sovereign Debt Securities (Secured lines of credit guarantee)	—	71,244
Sovereign Debt Securities	191,541	445,539
Securitization Transactions (**)	173	—
Total short-term investments	$ 809,522	$ 1,241,306

Long-term investments
Sovereign Debt Securities	$ 22,783	$ 150,054
Securitization Transactions (**)	13,059	—
Equity interest held at cost	52,756	16,057
Total long-term investments	$ 88,598	$ 166,111

(*) Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statement of cash flows.

(**) Investments from securitization transactions are restricted to the payment of amounts due to third-party investors.

As of December 31, 2021 and 2020, the Company has no securities considered held-to-maturity.

Regulation issued by Central Bank of Argentina (“CBA”)

a)In January 2020, the CBA enacted regulations related to payment service providers that applies to Fintech companies that are not financial institutions, but nevertheless provide payment services in at least one of the processes of the payments system and offer a payment account to its customers. On July 7, 2020, the CBA approved the registration of the Argentine subsidiary in the registry for payment service providers who offer payment accounts (“PSPOCP” according to its Spanish acronym). These regulations set forth certain rules that require PSPOCP to, among other things, (i) deposit and maintain users’ funds in specific local bank accounts, payable on demand; (ii) implement a monthly reporting regime with the CBA; (iii) segregate information related to users’ investments funds; (iv) segregate the Company’s funds from users’ funds; and (v) to comply with transparency provisions regarding PSPOCP’s advertising material and documents. As of December 31, 2021, in accordance with the regulation, the Company held customer’s funds for the amount of $449,308 thousands representing the total amount of funds in payment accounts of customers, payable to them on demand.

b)In October 2020, the CBA issued a regulation that applies to non-financial credit providers. In accordance with this regulation, the Company had to register in the "Registry of other non-financial credit providers" before December 1, 2020 and comply with monthly reporting requirements as from March 1, 2021. In turn, the regulation establishes that the Company must comply with the obligations established by CBA rules, regarding, among other things: (i) interest rates in loan operations; (ii) protection of users of financial services; (iii) methods of communication with users of financial services; and (iv) such users’ access to information concerning their contractual obligations. The rules regarding interest rates became effective as of January 1, 2021,

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

4.	Cash, cash equivalents, restricted cash and cash equivalents and investments (continued)

Regulation issued by Central Bank of Argentina (“CBA”) (continued)

and the rules regarding the protection of users of financial services, methods of communication and access to information became effective as of February 1, 2021.

c)On December 30, 2021, the board of the CBA issued a regulation that established that financial institutions must set up a reserve of 100% of the funds deposited by payment service providers that offer payment accounts in which the customers' funds are deposited. According to this new regulation, as of January 1, 2022, these funds must also remain immobilized at the CBA, without any remuneration, and must remain available to users. On January 13, 2022, we filed an appeal against such regulation which shall be decided by the CBA. As of the date of this report we were not served with any decision on the subject matter.

Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)

On November 1, 2018, the Company obtained approval from the Central Bank of Brazil to operate as an authorized payment institution. With this authorization, Mercado Pago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all obligations established by current regulations. Among other obligations, the regulations require authorized payment institutions to hold any electronic balance in a payment institution account in either a specific account of the Central Bank of Brazil that does not pay interest or Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia.” 100% of electronic funds were required to be deposited as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, in accordance with the regulation, the Company held $897,852 thousands and $709,954 thousands deposited in Brazilian federal government bonds, respectively, as a mandatory guarantee.

Chilean subsidiaries regulated by Financial Market Commission

On November 5, 2021, by means of exempt resolution No. 6312, the Financial Market Commission (Comisión para el Mercado Financiero – “CMF”) authorized Mercado Pago Emisora S.A. to carry out the exclusive business of non-bank issuer of payment cards with provision of funds. Mercado Pago Emisora S.A. became an institution regulated by the CMF, being obligated, among other things, to: (i) deliver information on its financial and operational management on a regular basis; (ii) maintain certain minimum capital required; (iii) to set up a determine liquidity reserve; and (iv) to deposit and maintain users’ funds in specific banks’ accounts.

On November 9, 2021, by means of exempt resolution No. 6358, the CMF authorized MercadoPago S.A. to carry out the exclusive business of payment card operator. With this authorization, Mercado Pago S.A. became an institution regulated by the CMF, being obliged, among other things, to: (i) provide information on its financial and operational management on a regular basis: (ii) maintain certain minimum capital required; and (iii) to constitute a determined liquidity reserve.

As of December 31, 2021, in accordance with the regulations, the Chilean subsidiaries held $20,604 thousands as restricted cash related to liquidity reserves.

5.	Balance sheet components

Accounts receivable, net

	December 31,
	2021	2020
	(In thousands)
Users	$ 72,428	$ 42,012
Advertising	24,586	11,185
Others debtors	9,528	3,788
	106,542	56,985
Allowance for doubtful accounts	(8,349)	(7,294)
Accounts receivable, net	$ 98,193	$ 49,691

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

Credit cards receivable and other means of payments, net

	December 31,
	2021	2020
	(In thousands)
Credit cards and other means of payments	$ 1,870,643	$ 904,624
Allowance for chargebacks	(13,926)	(17,688)
Allowance for doubtful accounts	(17,328)	(23,863)
Credit cards receivable and other means of payments, net	$ 1,839,389	$ 863,073

Other assets

	December 31,
	2021	2020
	(In thousands)
VAT credits	$26,161	$11,555
Income tax credits	90,502	48,876
Sales tax credits	36,499	18,107
Advance to ATM providers	46,383	37,498
Advance to suppliers	7,688	21,520
Derivative Instruments	10,012	199
Tax credit from promotional regime in Argentina	12,831	—
Incentives to be collected	27,535	—
Receivables with suppliers	7,769	1,772
Other	21,970	13,432
Current other assets	$287,350	$152,959

	December 31,
	2021	2020
	(In thousands)
Judicial deposits	$113,466	$57,525
Derivative Instruments	6,752	—
Other	13,327	10,090
Non current other assets	$133,545	$67,615

Property and equipment, net

	Estimated
	useful life	December 31,
	(years)	2021	2020
		(In thousands)
Equipment	3-5	$ 194,081	$ 113,669
Land & Building	50 (1)	141,077	96,974
Furniture and fixtures	3-10	367,785	134,999
Software	3	457,460	282,066
Vehicles	4	38,295	17,198
		1,198,698	644,906
Accumulated depreciation		(391,331)	(253,222)
Property and equipment, net		$ 807,367	$ 391,684

(1)	Estimated useful life attributable to “Buildings”.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cost of net revenues	$ 49,823	$ 15,902	$ 8,873
Product and technology development	82,891	53,530	40,920
Sales and marketing	2,222	1,776	2,076
General and administrative	10,008	10,088	7,517
Depreciation and amortization	$ 144,944	$ 81,296	$ 59,386

Accounts payable and accrued expenses

	December 31,
	2021	2020
	(In thousands)
Accounts payable	$ 987,513	$ 728,056
Accrued expenses
Advertising	35,544	24,135
Buyer protection program provision	4,727	8,364
Professional fees	5,883	5,415
Other expense provisions	2,193	1,366
Accounts payable and accrued expenses	$ 1,035,860	$ 767,336

Other liabilities

	December 31,
	2021	2020
	(In thousands)
Deferred revenue	$ 34,034	$ 32,519
Contingent considerations and escrows from acquisitions	5,728	4,540
Customer advances	30,048	39,054
Derivative instruments	6,149	13,964
Incentives collected in advance	3,211	—
Advanced Collections	—	15,041
Other	9,223	3,416
Current other liabilities	$ 88,393	$ 108,534

	December 31,
	2021	2020
	(In thousands)
Provisions and contingencies	$ 12,772	$ 10,929
Contingent considerations and escrows from acquisitions	11,996	3,291
Joint venture	3,414	—
Incentives collected in advance	11,469	4,680
Other	1,641	1,291
Non current other liabilities	$ 41,292	$ 20,191

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

5.	Balance sheet components (continued)

Accumulated other comprehensive loss

	December 31,
	2021	2020	2019
	(In thousands)
Foreign currency translation	$ (522,738)	$ (466,569)	$ (408,099)
Unrealized gains on investments	—	—	2,029
Estimated tax benefit (expense) on unrealized gains (losses)	(564)	754	(351)
Unrealized gains (losses) on hedging activities	8,161	(2,469)	(250)
Accumulated other comprehensive loss	$ (515,141)	$ (468,284)	$ (406,671)

The following table summarizes the changes in accumulated balances of other comprehensive loss for the year December 31, 2021:

	Unrealized	Foreign	Estimated tax
	(Loss) Gains on	Currency	benefit
	hedging activities, net	Translation	(expense)	Total 2021	Total 2020
	(In thousands)
Balances as of December 31, 2020	$ (2,469)	$ (466,569)	$ 754	$ (468,284)	$ (406,671)
Other comprehensive income (loss) before reclassifications	8,371	(56,169)	(550)	(48,348)	(55,686)
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss)	2,259	—	(768)	1,491	(5,927)
Net current period other comprehensive income (loss)	10,630	(56,169)	(1,318)	(46,857)	(61,613)
Ending balance	$ 8,161	$ (522,738)	$ (564)	$ (515,141)	$ (468,284)

The following table provides details about reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2021:

	Amount of (Loss) Gain
	Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive loss	Comprehensive	Affected Line Item
Components	loss	in the Statement of Income
	(In thousands)
Unrealized losses on hedging activities	(2,259)	Cost of net revenues
Estimated tax benefit on unrealized losses	768	Income tax expense
Total reclassifications for the year	$ (1,491)	Total, net of income taxes

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Loans receivable, net

	December 31,
	2021	2020
	(In thousands)
Loans receivable	$ 1,606,509	$ 458,946
Allowance for uncollectible accounts	(407,450)	(73,910)
Current loans receivable, net	$ 1,199,059	$ 385,036

0

	December 31,
	2021	2020
	(In thousands)
Loans receivable	$ 88,185	$ 20,525
Allowance for uncollectible accounts	(27,174)	(3,906)
Non current loans receivable, net	$ 61,011	$ 16,619

The Company manages loans receivable as “On-line merchant”, “Consumer”, “In-store merchant” and “Credit Cards”. As of December 31, 2021 and December 31, 2020, Loans receivable, net were as follows:

	December 31,	December 31,
	2021	2020
	(In thousands)
On-line merchant	$360,658	$180,063
Consumer	850,758	237,956
In-store merchant	187,382	61,452
Credit Cards	295,896	—
Loans receivable	1,694,694	479,471
Allowance for uncollectible accounts	(434,624)	(77,816)
Loans receivable, net	$1,260,070	$401,655

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

6.	Loans receivable, net (continued)

The credit quality analysis of loans receivable was as follows:

	December 31	December 31,
	2021 (1)	2020
	(In thousands)
1-30 days past due	$90,439	$34,706
31-60 days past due	47,140	16,977
61 -90 days past due	36,800	13,239
91 -120 days past due	37,040	10,632
121 -150 days past due	31,250	5,315
151 -180 days past due	25,467	3,649
181 -210 days past due	24,011	—
211 -240 days past due	23,388	—
241 -270 days past due	20,775	—
271 -300 days past due	21,253	—
301 -330 days past due	29,436	—
331 -360 days past due	23,756	—
Total past due	410,755	84,518
To become due	1,283,939	394,953
Total	$1,694,694	$479,471

(1)	As from April 1, 2021, the Company writes off loans when customer balance becomes 360 days past due.

7.	Business combinations, goodwill, and intangible assets

Business combinations

Acquisition of a payment services company in Chile

On December 13, 2021, the Company, through its subsidiaries Mercado Pago LLC and SFSC LLC, completed the acquisition of 100% of the equity interest of Redelcom S.A., a payment services provider that also offers point-of-sales terminals with the latest technology to retailers in the Republic of Chile. Redelcom is located and organized under the laws of Chile. The objective of the acquisition was to consolidate the Company’s value proposition in Chile and enhance the growth of its multiple payment tools and digital financial solutions.

The aggregate purchase price for the acquisition was $24,069 thousands, measured at its fair value amount, which included: (i) the total cash payment of $16,469 thousands; (ii) an escrow of $2,600 thousands and (iii) $5,000 thousands of contingent consideration.

The Company’s consolidated statement of income includes the results of operations of the acquired business as from December 2021. The net loss before intercompany eliminations of the acquired Company included in the Company’s consolidated statement of income since the acquisition amounted to $359 thousands for the year ended December 31, 2021.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Business combinations, goodwill, and intangible assets (continued)

Acquisition of a payment services company in Chile (continued)

The following table summarizes the purchase price allocation for the acquisition:

Redelcom S.A. In thousands of U.S. dollars
Cash and cash equivalents	$1,026
Convertible notes agreements	1,407
Other net tangible liabilities	(2,362)
Total net tangible assets acquired	71
Customer lists	517
Platform	914
Deferred tax liability	(387)
Goodwill	22,954
Purchase Price	$24,069

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

Acquisition of a delivery company in Brazil

On November 3, 2021, the Company, through its subsidiary Ebazar.com.br Ltda., completed the acquisition of 100% of the equity interest of Kangu Participações S.A. and its subsidiaries, a logistics technology platform which connects sellers, e-commerce companies, transporters, third-party logistics providers and consumers through its vertically integrated network of drop-off and pick-up points throughout Brazil, Mexico and Colombia. The Company is located and organized under the laws of Brazil. The objective of the acquisition was to enhance the capabilities of the Company in terms of logistics.

The aggregate purchase price for the acquisition was $53,369 thousands, measured at its fair value amount, which included: (i) the total cash payment of $38,352 thousands at the time of closing; (ii) an escrow of $4,343 thousands and (iii) $10,674 thousands related to the fair value at the acquisition date of a call option to purchase 20% of the equity interest of Kangú Participações S.A. As result of the acquisition, the Company recognized a gain for the fair value amount of the option.

The Company’s consolidated statement of income includes the results of operations of the acquired business as from November 2021. The acquired business contributed net income of $689 thousands for the period from November 3, 2021 to December 31, 2021.

In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Business combinations, goodwill, and intangible assets (continued)

Acquisition of a delivery company in Brazil (continued)

The following table summarizes the purchase price allocation for the acquisition:

Kangu Participações S.A. In thousands of U.S. dollars
Cash and cash equivalents	$3,180
Other net tangible assets	911
Total net tangible assets acquired	4,091
Customer lists	388
Hubs Network	3,479
Non-compete agreements	135
Goodwill	45,276
Purchase Price	$53,369

The purchase price was allocated based on the provisional measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the initial accounting date. The valuation of identifiable intangible assets acquired reflects Management’s estimates based on the use of established valuation methods.

The Company recognized goodwill for this acquisition based on Management’s expectation that the acquired business will improve the Company’s business. Arising goodwill was allocated to each of the segments identified by the Company’s Management, considering the synergies expected from this acquisition and it is expected that the acquisition will contribute to the earnings generation process of such segments. Goodwill arising from this acquisition will be deductible for tax purposes in case of a merger between Ebazar.com.br Ltda. and Kangu Participações S.A.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Business combinations, goodwill, and intangible assets (continued)

Goodwill and intangible assets

The composition of goodwill and intangible assets is as follows:

	December 31,
	2021	2020
	(In thousands)
Goodwill	$ 148,243	$ 85,211
Intangible assets with indefinite lives
- Trademarks	7,387	7,751
- Digital assets (1)	21,353	—
Amortizable intangible assets
- Licenses and others	12,399	4,932
- Non-compete agreement	3,954	3,426
- Customer list	12,714	14,010
- Trademarks	7,337	7,879
- Hubs Network	3,479	—
- Others	3,353	—
Total intangible assets	$ 71,976	$ 37,998
Accumulated amortization	(27,002)	(23,843)
Total intangible assets, net	$ 44,974	$ 14,155

(1)	Digital assets are net of $8,647 thousands of impairment losses accounted for in General and Administrative expenses during the year ended December 31, 2021.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Business combinations, goodwill and intangible assets (continued)

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows:

	Year ended December 31, 2021
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 19,762	$ 10,594	$ 31,697	$ 16,996	$ 4,390	$ 1,772	$ 85,211
Business Acquisitions	36,737	—	6,705	22,954	1,834	—	68,230
Effect of exchange rates changes	(1,065)	—	(1,008)	(2,556)	(501)	(68)	(5,198)
Balance, end of the year	$ 55,434	$ 10,594	$ 37,394	$ 37,394	$ 5,723	$ 1,704	$ 148,243

	Year ended December 31, 2020
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In thousands)
Balance, beginning of the year	$ 29,072	$ 6,991	$ 32,196	$ 14,872	$ 3,312	$ 1,166	$ 87,609
Business Acquisitions	—	3,603	1,062	1,241	1,246	748	7,900
Disposals	(3,480)	—	—	—	—	—	(3,480)
Effect of exchange rates changes	(5,830)	—	(1,561)	883	(168)	(142)	(6,818)
Balance, end of the year	$ 19,762	$ 10,594	$ 31,697	$ 16,996	$ 4,390	$ 1,772	$ 85,211

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

7.	Business combinations, goodwill and intangible assets (continued)

Intangible assets with definite useful life

Intangible assets with definite useful life are comprised of customer lists and user base, non-compete and non-solicitation agreements, hub networks, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $5,624 thousands, $5,293 thousands and $3,912 thousands for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table summarizes the remaining amortization of intangible assets with definite useful life as of December 31, 2021:

For year ended 12/31/2022	$ 5,540
For year ended 12/31/2023	4,698
For year ended 12/31/2024	2,233
For year ended 12/31/2025	663
Thereafter	3,100
$ 16,234

8.	Segments

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed, resources are assigned, the criteria used by Management to evaluate the Company’s performance, the availability of separate financial information, and overall materiality considerations.

Segment reporting is based on geography as the main basis of segment breakdown in accordance with the criteria, as determined by Management, used to evaluate the Company’s performance. The Company’s segments include Brazil, Argentina, Mexico and other countries (which includes Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and the United States of America).

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Segments (continued)

The following tables summarize the financial performance of the Company’s reporting segments:

	Year Ended December 31, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 3,909,585	$ 1,531,027	$ 1,172,358	$ 456,439	$ 7,069,409
Direct costs	(3,233,208)	(997,805)	(1,138,851)	(380,526)	(5,750,390)
Direct contribution	676,377	533,222	33,507	75,913	1,319,019

Operating expenses and indirect costs of net revenues					(878,316)
Income from operations					440,703

Other income (expenses):
Interest income and other financial gains					137,962
Interest expense and other financial losses					(228,704)
Foreign currency losses					(109,333)
Net Income before income tax expense					$ 240,628

	Year Ended December 31, 2020
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 2,194,041	$ 980,276	$ 575,173	$ 223,975	$ 3,973,465
Direct costs	(1,765,981)	(708,661)	(586,022)	(186,435)	(3,247,099)
Direct contribution	428,060	271,615	(10,849)	37,540	726,366

Operating expenses and indirect costs of net revenues					(598,674)
Income from operations					127,692

Other income (expenses):
Interest income and other financial gains					102,767
Interest expense and other financial losses					(106,690)
Foreign currency losses					(42,454)
Net income before income tax expense					$ 81,315

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

8.	Segments (continued)

	Year Ended December 31, 2019
	Brazil	Argentina	Mexico	Other Countries	Total
	(In thousands)
Net revenues	$ 1,461,509	$ 456,332	$ 275,133	$ 103,340	$ 2,296,314
Direct costs	(1,245,382)	(347,733)	(390,158)	(104,975)	(2,088,248)
Direct contribution	216,127	108,599	(115,025)	(1,635)	208,066

Operating expenses and indirect costs of net revenues					(361,227)
Loss from operations					(153,161)

Other income (expenses):
Interest income and other financial gains					113,523
Interest expense and other financial losses					(65,876)
Foreign currency losses					(1,732)
Net loss before income tax expense					$ (107,246)

The following table summarizes the allocation of the long-lived tangible assets based on geography:

	December 31,
	2021	2020
	(In thousands)
US property and equipment, net	$ 1,331	$ 586
Other countries
Argentina	173,614	123,589
Brazil	395,460	171,409
Mexico	176,310	73,315
Other countries	60,652	22,785
	$ 806,036	$ 391,098
Total property and equipment, net	$ 807,367	$ 391,684

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	December 31,
	2021	2020
	(In thousands)
US intangible assets	$ 21,353	$ —
Goodwill and intangible assets
Argentina	$ 16,108	$ 12,617
Brazil	59,917	19,958
Mexico	40,501	35,338
Chile	44,610	24,707
Other countries	10,728	6,746
	$ 171,864	$ 99,366
Total goodwill and intangible assets	$ 193,217	$ 99,366

Consolidated net revenues by similar products and services for the years ended December 31, 2021, 2020 and 2019 were as follows:

Consolidated Net Revenues	2021	2020	2019
	(In thousands)
Commerce	$ 4,635,443	$ 2,559,770	$ 1,346,445
Fintech	2,433,966	1,413,695	949,869
Total	$ 7,069,409	$ 3,973,465	$ 2,296,314

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

9.	Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	December 31,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2021	(Level 1)	(Level 2)	(Level 3)	2020	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 1,079,064	$ 1,079,064	$ —	$ —	$ 166,483	$ 166,483	$ —	$ —
Sovereign Debt Securities	16,219	16,219	—	—	37,654	37,654	—	—
Restricted Cash and Cash Equivalents:
Money Market Funds	210,307	210,307	—	—	257,695	257,695	—	—
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	295,832	295,832	—	—	144,249	144,249	—	—
Investments:
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	602,020	602,020	—	—	565,705	565,705	—	—
Sovereign Debt Securities	227,556	227,556	—	—	666,837	666,837	—	—
Other Assets:
Derivative Instruments	16,764	—	—	16,764	199	—	—	199
Total Financial Assets	$ 2,447,762	$ 2,430,998	$ —	$ 16,764	$ 1,838,822	$ 1,838,623	$ —	$ 199
Liabilities:
Contingent considerations	$ 8,775	$ —	$ —	$ 8,775	$ 4,622	$ —	$ —	$ 4,622
Long-term retention plan	103,409	—	103,409	—	136,816	—	136,816	—
Derivative Instruments	6,149	—	—	6,149	13,964	—	—	13,964
Total Financial Liabilities	$ 118,333	$ —	$ 103,409	$ 14,924	$ 155,402	$ —	$ 136,816	$ 18,586

As of December 31, 2021 and 2020, the Company’s financial assets valued at fair value consisted of assets valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company assumptions. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

9.	Fair value measurement of assets and liabilities (continued)

As of December 31, 2021, and 2020, the Company’s liabilities were valued at fair value using level 2 inputs and level 3 inputs (valuations based on unobservable inputs reflecting Company own assumptions). Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements. Fair value of derivative instruments are determined considering the prevailing risk free interest rate and spot exchange rate.

As of December 31, 2021 and 2020, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of its short term maturity. These assets and liabilities included cash, cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money market funds and debt securities), accounts receivable, credit cards receivable and other means of payments, loans receivable, funds payable to customers, Amounts payable due to credit and debit card transactions, other assets (excluding derivative instruments), accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent consideration and derivative instruments). As of December 31, 2021 and December 31, 2020 the estimated fair value of the 2028 Notes (liability component), which is based on Level 2 inputs, is $330,799 thousands and $672,345 thousands, respectively, and were determined based on market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of December 31, 2021 and 2020:

	Balances as of	Significant other	Balances as of	Significant other
	December 31,	observable inputs	December 31,	observable inputs
	2021	(Level 2)	2020	(Level 2)
	(In thousands)
Assets
Time Deposits	$ 15,788	$ 15,788	$ 158,818	$ 158,818
Accounts receivable, net	98,193	98,193	49,691	49,691
Credit Cards receivable and other means of payments, net	1,839,389	1,839,389	863,073	863,073
Loans receivable, net	1,260,070	1,260,070	401,655	401,655
Other assets	456,887	456,887	236,432	236,432
Total Assets	$ 3,670,327	$ 3,670,327	$ 1,709,669	$ 1,709,669
Liabilities
Accounts payable and accrued expenses	$ 1,035,860	$ 1,035,860	$ 767,336	$ 767,336
Funds payable to customers	2,393,179	2,393,179	1,695,424	1,695,424
Amounts payable due to credit and debit card transactions	340,756	340,756	37,671	37,671
Salaries and social security payable	229,998	229,998	120,394	120,394
Taxes payable	291,456	291,456	215,918	215,918
Loans payable and other financial liabilities (*)	3,518,671	3,534,610	1,409,269	1,479,165
Other liabilities	114,761	114,761	110,139	110,139
Total Liabilities	$ 7,924,681	$ 7,940,620	$ 4,356,151	$ 4,426,047

(*)	The fair value of the 2028 Notas (including the equity component) is disclosed in Note 16.

As of December 31, 2021 and 2020, the Company held no direct investments in auction rate securities and does not have any non-financial assets or liabilities measured at fair value.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

9.	Fair value measurement of assets and liabilities (continued)

As of December 31, 2021 and 2020, the fair value of money market funds and sovereign debt securities classified as available for sale securities are as follows:

December 31, 2021
	Cost	Financial Gains	Financial Losses	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 1,079,064	$ —	$ —	$ 1,079,064
Sovereign Debt Securities (1)	16,196	23	—	16,219
Total Cash and cash equivalents	$ 1,095,260	$ 23	$ —	$ 1,095,283

Restricted Cash and cash equivalents
Money Market Funds	$ 210,307	$ —	$ —	$ 210,307
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee) (1)	294,525	1,307	—	295,832
Total Restricted Cash and cash equivalents	$ 504,832	$ 1,307	$ —	$ 506,139

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee) (1)	$ 594,568	$ 7,452	$ —	$ 602,020
Sovereign Debt Securities (1)	191,840	29	(155)	191,714
Total Short-term investments	$ 786,408	$ 7,481	$ (155)	$ 793,734

Long-term investments
Sovereign Debt Securities (1)	$ 35,280	$ 693	$ (131)	$ 35,842
Total Long-term investments	$ 35,280	$ 693	$ (131)	$ 35,842

Total	$ 2,421,780	$ 9,504	$ (286)	$ 2,430,998

(1)	Measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.)

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

9.	Fair value measurement of assets and liabilities (continued)

December 31, 2020
	Cost	Financial Gains	Estimated Fair Value

(In thousands)
Cash and cash equivalents
Money Market Funds	$ 166,483	$ —	$ 166,483
Sovereign Debt Securities (1)	37,595	59	37,654
Total Cash and cash equivalents	$ 204,078	$ 59	$ 204,137

Restricted Cash and cash equivalents
Money Market Funds	$ 257,695	$ —	$ 257,695
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee) (1)	144,098	151	144,249
Total Restricted Cash and cash equivalents	$ 401,793	$ 151	$ 401,944

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee) (1)	$ 559,487	$ 6,218	$ 565,705
Sovereign Debt Securities (1)	514,894	1,889	516,783
Total Short-term investments	$ 1,074,381	$ 8,107	$ 1,082,488

Long-term investments
Sovereign Debt Securities (1)	$ 149,938	$ 116	$ 150,054
Total Long-term investments	$ 149,938	$ 116	$ 150,054

Total	$ 1,830,190	$ 8,433	$ 1,838,623

(1)	Measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.)

The material portion of the Sovereign Debt Securities are U.S. Treasury Notes and Brazilian federal government bonds with no significant risk associated.

As of December 31, 2021, the estimated fair values (in thousands of U.S. dollars) of money market funds and sovereign debt securities classified by its effective maturities or Management expectation to convert the investments into cash are as follows:

One year or less	$ 2,395,156
One year to two years	1,490
Two years to three years	5,640
Three years to four years	3,867
Four years to five years	3,075
More than five years	21,770
Total	$ 2,430,998

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

10.	Common stock

Authorized, issued and outstanding shares

As of December 31, 2021 and 2020, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Fourth Amended Certificate of Incorporation”), the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).

As of December 31, 2021 and 2020, there were 50,418,980 and 49,869,727 shares of common stock issued and outstanding with a par value of $0.001 per share.

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

11.	Mandatorily redeemable convertible preferred stock

Pursuant to the Fourth Amended Certificate of Incorporation, the Company authorized preferred stock consisting of 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2021, and 2020 the Company has no preferred stock subscribed and or issued.

12.	Equity compensation plan

On June 10, 2019, at the Annual Shareholders’ Meeting, the Company’s shareholders approved the adoption of the Amended and Restated 2009 Equity Compensation Plan (the “Amended and Restated 2009 Plan”), which contains terms substantially similar to the terms of the “2009 Equity Compensation Plan” (the “2009 Plan”) that expired in 2019. As of December 31, 2021, there are 997,582 shares of common stock available for granting under the Amended and Restated 2009 Plan.

Equity compensation awards granted under the Amended and Restated 2009 Plan are at the discretion of the Company’s board of directors and may be in the form of either incentive or nonqualified stock options. As of December 31, 2021, there were 528 shares of restricted stock outstanding under such plan.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

13.	Income taxes

The components of pretax income (loss) in consolidated companies for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
United States	$ (213,965)	$ (54,425)	$ 2,900
Brazil	188,642	79,453	25,693
Argentina	389,263	185,054	61,217
Mexico	(129,739)	(133,582)	(168,310)
Other Countries	6,427	4,815	(28,746)
	$ 240,628	$ 81,315	$ (107,246)

Income tax is composed of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Income Tax:
Current:
U.S.	$ 23	$ —	$ 8,705
Non-U.S.	178,260	152,337	39,595
	178,283	152,337	48,300
Deferred:
U.S.	(3,318)	(5,397)	(13,566)
Non-U.S.	(26,163)	(64,918)	30,019
	(29,481)	(70,315)	16,453
Income tax expense	$ 148,802	$ 82,022	$ 64,753

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the effective income tax rate for 2021, 2020 and 2019 to income before taxes:

	2021	2020	2019
	(In thousands)
Net income (loss) before income tax	$ 240,628	$ 81,315	$ (107,246)
Income tax rate	21%	21%	21%
Expected income tax expense (gain)	$ 50,532	$ 17,076	$ (22,522)
Permanent differences:
Federal and assets taxes	(185)	146	203
Transfer pricing adjustments	1,805	1,243	1,161
Non-deductible tax	3,893	2,641	683
Non-deductible expenses	29,217	17,885	9,309
Dividend distributions	35,817	9,381	2,594
Non-taxable income	(32,015)	(3,741)	(15,418)
Effect of rates different than statutory	8,638	(3,713)	(11,521)
Currency translation	16,386	11,775	(4,201)
Change in valuation allowance	55,723	40,874	113,426
Tax Inflation Adjustments	(19,478)	(7,023)	(4,940)
Inventory Adjustments	(545)	—	—
Argentine tax reform (including changes in income tax rate)	—	—	(2,175)
Deferred tax reversed by spin-off	—	—	(886)
True up	(986)	(4,522)	(960)
Income tax expense	$ 148,802	$ 82,022	$ 64,753

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

13.	Income taxes (continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets
Allowance for doubtful accounts	$ 65,442	$ 17,963
Unrealized net gains on investments	2,166	2,423
Property and equipment, net	26,458	15,594
Accounts payable and accrued expenses	11,048	5,009
Payroll and social security payable	27,592	23,516
Foreign exchange effect	7,263	5,399
Taxes payable	358	4,843
Provisions	89,288	70,425
Foreign tax credit	49,724	17,513
Tax loss carryforwards	193,700	162,008
Inventories	1,954	322
Tax inflation adjustments	6,444	8,460
Total deferred tax assets	481,437	333,475
Valuation allowance	(261,566)	(179,177)
Total deferred tax assets, net	219,871	154,298
Deferred tax liabilities
Property and equipment, net	(18,106)	(5,771)
Customer lists	(802)	(713)
Non compete agreement	(125)	(743)
Unrealized net losses on investments	(1,654)	(121)
Trademarks	(72)	(86)
Goodwill	(3,173)	(2,962)
Convertible notes and Capped Call	(25,978)	(57,813)
Accounts payable and accrued expenses	(3,413)	(1,783)
Payroll and social security payable	(6,879)	(5,527)
Outside Basis Dividends	(36,242)	(5,974)
Provisions	(4,615)	(2,143)
Inventories	(42)	—
Foreign exchange effect	—	(100)
Total deferred tax liabilities	$ (101,101)	$ (83,736)
	$ 118,770	$ 70,562

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

13.	Income taxes (continued)

As of December 31, 2021, consolidated tax loss carryforwards for income tax purposes were $193,700 thousands. If not utilized, tax loss carryforwards will begin to expire as follows:

2025	$6,457
2026	5,491
2027	21,724
2028	24,998
Thereafter	113,965
Without due dates	21,065
Total	$193,700

Management considers the earnings of the Company’s foreign subsidiaries to be indefinitely reinvested, other than certain earnings of which the distributions do not imply withholdings, exchange rate differences or state income taxes, and for that reason has not recorded a deferred tax liability except for the $36,242 thousands deferred tax liability accounted for of undistributed earnings from the Argentine segment.

Valuation allowance on deferred tax assets

Based on Management’s assessment of available objective evidence, the Company accounted for a valuation allowance on deferred tax assets of $261,566 thousands and $179,177 thousands as of December 31, 2021 and 2020, respectively. This valuation allowance includes $49,724 thousands and $17,513 thousands to fully reserve the outstanding U.S. foreign tax credits as of December 31, 2021 and 2020, respectively.

Knowledge-based economy promotial regime in Argentina

On June 10, 2019, the Argentine government enacted Law No. 27,506 (knowledge-based economy promotional regime), which established a regime that provides certain tax benefits for companies that meet specific criteria, such as companies that derive at least 70% of their revenues from certain specified activities related to the knowledge-based economy. The regime was suspended on January 20, 2020, until new rules for the application of the knowledge-based economy promotional regime were issued.

On June 25, 2020, the Chamber of Deputies passed changes to the knowledge-based economy promotional regime. The Chamber of Senates proposed further amendments, which were returned to the Chamber of Deputies and finally approved on October 7, 2020. The approved regime is effective as of January 1, 2020, until December 31, 2029.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

13.	Income taxes (continued)

Knowledge-based economy promotial regime in Argentina (continued)

On January 13, 2021, Argentina’s Ministry of Productive Development –current Application Authority of the knowledge-based economy promotional regime– issued Resolution No. 4/2021, which was followed by Disposition N° 11/2021 issued by the Under Secretariat of Knowledge Economy on February 12, 2021. Both rules establish further details on the requirements, terms, conditions, application, and compliance procedures to be eligible under the promotional regime. In August 2021, the Under Secretariat of Knowledge Economy issued the Disposition 316/2021 approving MercadoLibre S.R.L.’s application for eligibility under the knowledge-based economy promotional regime. Tax benefits granted pursuant to the promotional regime to MercadoLibre S.R.L. are retroactive to January 1, 2020. As a result, the Company accounted for an income tax benefit of $14,332 thousands for the year ended December 31, 2021, which $8,038 thousands corresponded to the period ended December 31, 2020. The aggregate per share effect of the income tax benefit amounted to $0.29 for the year ended December 31, 2021. Furthermore, the Company recorded a social security benefit of $45,295 thousands for the year ended December 31, 2021, which $15,299 thousands corresponded to the period ended December 31, 2020. Given that the promotional regime establishes that exports of services by eligible companies are not subject to export duties, the Company recognized a gain of $23,999 thousands related to export duties accrued from January 2020 to August 2021 that are no longer required to be paid. Additionally, for the year ended December 31, 2021, we accrued a charge of $3,824 thousands to pay knowledge-based economy promotional law audit fees and FONPEC (“Fondo Fiduciario para la Promoción de la Economía del Conocimiento”) contribution.

Corporate income tax reform in Argentina

In June 2021, Argentine Congress enacted Law 27,630, which increases corporate income tax rate for tax years beginning January 1, 2021, and onwards. The law replaced the 30% fixed tax rate with a progressive tax scale that applies as follows: a) for accumulated net taxable income up to 5,000 thousands Argentine Pesos (roughly $48.7 thousands): 25% tax rate on net taxable income, b) for accumulated net taxable income from 5,000 thousands Argentine Pesos to 50,000 thousands Argentine Pesos (roughly $486.8 thousands): a tax payment of 1,250 thousands Argentine Pesos (roughly $12.2 thousands) plus a 30% tax rate on accumulated net taxable income on any amount exceeding 5,000 thousands Argentine Pesos, c) for accumulated net taxable income exceeding 50,000 thousands Argentine Pesos: a tax payment of 14,750 thousands Argentine Pesos (roughly $143.6 thousands) plus a 35% tax rate on accumulated net taxable income on any amount exceeding 50,000 thousands Argentine Pesos. In addition, the new law permanently extended the 7% withholding tax currently in force to dividend distributions. The mentioned thresholds will be subject to inflation adjustment from 2022 onwards.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of December 31, 2021, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $12,772 thousands to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided. In addition, as of December 31, 2021, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible for an aggregate amount up to $65,816 thousands. No loss amounts have been accrued for such reasonably possible legal actions, the most significant of which are described below.

Tax Claims

Annulment lawsuit against tax claims (income taxes)

On September 2, 2011, the Brazilian Federal tax authority asserted taxes and fines against the Brazilian subsidiary, Mercadolivre.com, relating to the income taxes (IRPJ and CSLL) for the 2006 period in an amount of $437 thousands according to the exchange rate in effect as of December 31, 2021, due to the disallowance of deductible expenses. On September 30, 2011, the Company presented administrative defenses against the authorities’ claim. On August 24, 2012, the Company presented its appeal to the Board of Tax Appeals (CARF—Conselho Administrativo de Recursos Fiscais) against the tax authorities’ claims. On December 5, 2013, the Board of Tax Appeals ruled against MercadoLivre’s appeal. The same Board of Tax Appeals recognized as due part of the tax compensation made by the Company, partially decreasing the outstanding debt. On November 21, 2014, the Company appealed to the Board of Tax Appeals, which rejected the appeal on September 8, 2016. The Company filed an appeal against the decision, and the Câmara Superior de Recursos Fiscais (Superior Administrative Court of Tax Appeals) ruled against the Company to uphold the claimed taxes and fines. This decision closed of the administrative stage. On July 28, 2017, the Company filed an annulment court lawsuit against the federal tax authority, which to date remains in its evidentiary phase. In December 2017, the Company also presented a bank security bond in the amount of $437 thousands according to the exchange rate as of December 31, 2021. Management’s opinion, based on the opinion of external legal counsel, is that the Company’s position is more likely than not to succeed in court, based on the technical merits of the tax position. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

Brazilian preliminary injunction against the Brazilian tax authorities (withholding Income tax)

On November 6, 2014, the Brazilian subsidiaries, Mercadolivre.com Atividades de Internet Ltda., Ebazar.com.br Ltda., Mercado Pago.com Representações Ltda. and the Argentine subsidiary, MercadoLibre S.R.L., filed a writ of mandamus and requested a preliminary injunction with the Federal Court of Osasco against the federal tax authority to avoid the IR (income tax) withholding over payments remitted by the Brazilian subsidiaries to MercadoLibre S.R.L. for the provision of IT support and assistance services by the latter, and requested reimbursement of the amounts improperly withheld over the course of the preceding five (5) years. The preliminary injunction was granted on the grounds that such withholding income tax violated the convention signed between Brazil and Argentina that prevents double taxation. In August 2015, the injunction was revoked by the first instance judge in an award favorable to the federal tax authority. The Company appealed the decision and deposited into court the disputed amounts. As of December 31, 2021, the total amount of the deposits were $103,971 thousands (which includes $8,659 thousands of interest). Such amounts are included in non-current other assets of the consolidated balance sheet. In June 2020, the Company’s appeal was dismissed. The Company submitted a new remedy before the same court in July 2020, which was dismissed on February 17, 2021. On March 18, 2021, the Company filed two appeals before the superior courts, which is now pending. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position and the existence of favorable decisions issued by the Federal Regional Courts. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

Administrative tax claims

On November 9, 2016, São Paulo tax authorities asserted taxes and fines against its Brazilian subsidiary, Ebazar.com.br Ltda, relating to the entitlement of PIS and COFINS credits from 2012 in an amount of $685 thousands, according to the exchange rate as of December 31, 2021. The Company submitted administrative defenses against the authorities’ claim, which is pending judgment. The opinion of the Company´s management, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible, but not probable. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

14.	Commitments and Contingencies (continued)

Litigation and Other Legal Matters (continued)

Administrative tax claims (continued)

On December 16, 2016, São Paulo tax authorities assessed taxes and fines against its Brazilian subsidiary MercadoPago.com Representações Ltda., relating to the entitlement of PIS and COFINS credits from 2012 in an approximate amount of $2,658 thousands according to the exchange rate as of December 31, 2021. On February 1, 2017, the Company presented administrative defenses against the authorities’ claim. On October 9, 2017, a judgment was handed down recognizing that expenses with credit card companies are essential for payment institutions. On September 22, 2017, the award rendered was partially favorable to the Company, reducing the value of the tax assessment notice by approximately 60%. The Company filed an administrative appeal, which is pending judgment. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

On July 12, 2017, São Paulo tax authorities assessed taxes and fines against the Brazilian subsidiary Ibazar.com Atividades de Internet Ltda. relating to “ICMS” (tax on commerce and services) for the period from July 2012 to December 2013 in an amount of $2,830 thousands according to the exchange rate as of December 31, 2021, supposedly due over internet advertising revenue. The Company filed administrative defenses against the claim, but the São Paulo authorities ruled against the Company and upheld the claimed taxes and fines. On October 30, 2017, the Company filed an appeal with the Tribunal de Impostos e Taxas de São Paulo (São Paulo Tax Administrative Court), which granted the appeal on February 23, 2018. The tax authorities filed a special appeal with the Câmara Superior (Superior Chamber of the Administrative Court), which was admitted on August 1, 2018 and is now pending judgment. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible, but not probable. For that reason, the Company has not recorded any expense or liability for the controversial amounts.

On October 30, 2020 and November 9, 2020, MercadoPago.com Representações Ltda. and Ebazar.com.br Ltda., respectively, received tax assessments claiming income tax payments for the 2016 fiscal year, with respective penalties and fines. In these assessments, the tax authorities do not recognize certain expenses incurred by the Brazilian subsidiaries, such as technology services imported from MercadoLibre S.R.L., Meli Uruguay S.R.L., and MercadoLibre Inc., as deductible for income tax purposes. The tax authorities concluded that the Brazilian entities failed to submit sufficient evidence during the tax assessment that these services were necessary and effectively hired and paid by the Brazilian subsidiaries. The tax assessments that MercadoPago.com Representações Ltda. and Ebazar.com.br Ltda. received amounted to a total of $14,495 thousands and $11,746 thousands, respectively. The subsidiaries filed their defenses on December 1, 2020 and December 8, 2020, respectively, arguing that the agreements and other documentation were submitted as evidence during the tax assessment. The defenses were also complemented by specific descriptions for each project that was impacted by such services to justify the necessity of all the expenses in dispute. On May 25, 2021, MercadoPago.com received an unfavorable decision from the administrative court in the first instance, and on June 28, 2021, Ebazar.com.br also received an unfavorable decision from the administrative court in the first instance. The Companies filed appeals in respect of both cases with the administrative court in the second instance, which are now pending. The Management’s opinion, based on the opinion of external legal counsel, is that the Company’s position is more likely than not to succeed in court in both cases, based on the technical merits of the tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

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

As of December 31, 2021 and 2020, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $2,963,719 thousands and $2,535,041 thousands, respectively, for which the Company recorded a provision of $4,727 thousands and $8,364 thousands, respectively.

Commitments

The Company committed to purchase cloud platform services from two U.S. suppliers based on the following terms:

a) for a total amount of $240,500 thousands to be fully paid off between June 1, 2020 and May 31, 2024. In September 2021, the Company amended this commitment whereby, effective as of October 1, 2021, the aggregate purchase commitment is $824,000 thousands, to be fully paid off between October 1, 2021 and September 30, 2026. As of December 31, 2021, the Company had paid $40,551 thousands in relation thereto; and

b) for a total amount of $30,000 thousands to be fully paid off between November 24, 2019 and March 23, 2023. In September 2021, the Company amended this commitment whereby, effective as of September 17, 2021, the aggregate purchase commitment is $108,000 thousands, to be fully paid off between September 17, 2021 and September 17, 2024. As of December 31, 2021, the Company had paid $7,418 thousands in relation thereto.

15.	Long term retention plan

On May 5, 2021, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the 2021 Long-Term Retention Plan (“2021 LTRP”). In addition to the annual salary and bonus of each employee, certain employees (“Eligible Employees”) are eligible to participate in the 2021 LTRP, which provides for the grant to an Eligible Employee of a cash-settled fixed (a “2021 LTRP Fixed Award”) and cash-settled variable award, (a “2021 LTRP Variable Award”, and together with any 2021 LTRP Fixed Award, the “2021 LTRP Awards”). In order to receive payment in respect of the 2021 LTRP Awards, each Eligible Employee must remain employed as of each applicable payment date. The 2021 LTRP award is payable as follows:

•the eligible employee will receive 16.66% of half of his or her target 2021 LTRP bonus once a year for a period of six years, with the first payment occurring no later than January 31, 2022 (the “2021 Annual Fixed Payment”); and

•on each date the Company pays the Annual Fixed payment to the eligible employee, he or she will also receive a payment (the “2021 LTRP Variable Payment”) equal to the product of (i) 16.66% of the applicable 2021 LTRP Variable Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2020 Stock Price (as defined below). For purposes of the 2021 LTRP, the “2020 Stock Price” shall equal $1,431.26 (the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of 2020) and the “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date for so long as the Company’s common stock is listed on the NASDAQ.

The rest of LTRP outstanding as of December 31, 2021, follows similar calculation method as explained above for 2021 LTRP, except that the 2015, 2016, 2017 and 2018 LTRP have performance conditions established by the Board of Directors that must be achieved at the first year-end of each plan. Similar to the 2021 LTRP, the rest of the outstanding LTRPs additionally have eligibility conditions to be achieved at each year-end and require the employee remain employed by the Company as of each payment date.
48

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

15.	Long term retention plan (continued)

The following tables summarize the 2012, 2014, 2015, 2016, 2017, 2018, 2019, 2020 and 2021 LTRP Variable Award contractual obligation for the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021		December 31, 2020		December 31, 2019
		Weighted-average		Weighted-average		Weighted-average
	Aggregate	remaining	Aggregate	remaining	Aggregate	remaining
	Intrinsic	contractual	Intrinsic	contractual	Intrinsic	contractual
	value	life (years)	value	life (years)	value	life (years)
	(In thousands)
Outstanding LTRP 2012	—	—	—	—	2,861	0.25
Outstanding LTRP 2014	—	—	—	—	5,086	0.25
Outstanding LTRP 2015	—	—	13,237	0.08	10,484	0.75
Outstanding LTRP 2016	15,439	0.08	34,795	0.62	19,091	1.25
Outstanding LTRP 2017	23,701	0.58	41,315	1.13	19,654	1.75
Outstanding LTRP 2018	14,059	1.08	23,233	1.64	10,727	2.25
Outstanding LTRP 2019	83,745	1.58	133,052	2.14	56,322	2.75
Outstanding LTRP 2020	99,670	2.09	153,113	2.67	—	—
Outstanding LTRP 2021	84,913	2.58	—	—	—	—

The following tables summarize the LTRP accrued compensation expense for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
LTRP 2011	—	—	26
LTRP 2012	—	69	1,755
LTRP 2013	—	—	97
LTRP 2014	—	125	3,743
LTRP 2015	178	10,025	6,266
LTRP 2016	1,729	23,152	9,838
LTRP 2017	2,510	25,267	9,737
LTRP 2018	1,871	12,268	5,089
LTRP 2019	26,682	28,523	15,111
LTRP 2020	29,387	30,146	—
LTRP 2021	26,341	—	—
	$ 88,698	$ 129,575	$ 51,662

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Loans payable and other financial liabilities

The following table summarizes the Company’s loans payable and other financial liabilities as of December 31, 2021 and 2020:

					Book value as of

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	December 31, 2021	December 31, 2020
					(In thousands)
Current loans payable and other financial liabilities:
Loans from banks
Chilean Subsidiary	Chilean Pesos	Fixed	5.19%	January 2022	$112,447	$92,895
Brazilian Subsidiary	Brazilian Reais	—	—%	—	—	142,178
Brazilian Subsidiary	US Dollar	Variable	LIBOR 3M + 0.7408%	January - July 2022	60,033	—
Brazilian Subsidiary	US Dollar	Fixed	1.30%	December 2022	50,031	—
Brazilian Subsidiary	US Dollar	Fixed	1.70%	November 2022	50,169	—
Mexican Subsidiary	Mexican Peso	Variable	TIIE + 2.20%	May 2022	33,329	18,418
Mexican Subsidiary	Mexican Peso	Variable	TIIE + 2.20%	March 2022	17,927	—
Mexican Subsidiary	Mexican Peso	Variable	TIIE + 2.20%	November 2022	14,733	—
Argentine Subsidiary	Argentine Pesos	—	—%	—	—	14,400
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	6.69%	June 2022	7,832	—
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	6.16%	January 2022	15,143	13,406
Colombian Subsidiary	Colombian Pesos	Fixed	5.06%	February - March 2022	14,612	—
Chilean Subsidiary	Chilean Pesos	Fixed	2.46%	January 2022 - December 2022	1,451	—

Secured lines of credit
Argentine Subsidiary	Argentine Pesos	Fixed	33.93%	January 2022	44,339	18,311
Argentine Subsidiary	Argentine Pesos	Fixed	35.32%	January 2022	25,361	—
Brazilian Subsidiary	Brazilian Reais	—	—%	—	—	58,437
Mexican Subsidiary	Mexican Peso	Fixed	10.08%	January - September 2022	3,711	—

Unsecured lines of credit
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	7.52%	January 2022	26,495	20,055
Argentine Subsidiary	Argentine Pesos	Fixed	32.77%	January 2022	113,642	116,140
Brazilian Subsidiary	Brazilian Reais	—	—%	January 2022	4,449	—

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	98% to 126.5% of CDI	January 2022 - December 2022	518,319	—
Brazilian Subsidiary	Brazilian Reais	Fixed	6.9 - 12.85%	January 2022 - December 2022	40,682	—
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.76%	February 2022	23,497	—

2028 Notes					3,318	6,649
2026 Sustainability Notes					4,381	—
2031 Notes					10,087	—
Finance lease obligations					10,709	7,394
Credit card collateralized debt					396	12,920
Collateralized debt					76,379	25,342
Other lines of credit					1,944	1,848
					$1,285,416	$548,393

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Loans payable and other financial liabilities (continued)

					Book value as of

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	December 31, 2021	December 31, 2020
					(In thousands)
Non Current loans payable and other financial liabilities:
2028 Notes					311,542	595,800
2026 Sustainability Notes					396,835	—
2031 Notes					693,785	—
Financial Bills
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 1.10%	July 2023	92,702	—
Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	108% to 129% of CDI	April 2023 - January 2024	2,642	—
Finance lease obligations					35,632	16,261
Collateralized debt					674,436	248,815
Loans from banks
Chilean Subsidiary	Chilean Pesos	Fixed	2.46%	January 2023 - April 2025	3,527	—
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.8%	May 2024 - May 2031	4,032	—

Secured lines of credit
Mexican Subsidiary	Mexican Peso	Fixed	10.08%	January 2023 - December 2026	17,224	—
Other lines of credit					898	—
					$2,233,255	$860,876

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

During the year ended December 31, 2021, 901 Notes were converted, for a total amount of $901 thousands. The Company reconfirmed during the fourth quarter of 2021 that the conversion threshold was met and the Notes remain eligible for conversion. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. As of the date of issuance of these consolidated financial statements, the Company did not receive additional requests for conversion.

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

The total estimated fair value of the 2028 Notes were $1,367,091 thousands and $3,416,819 thousands as of December 31, 2021 and December 31, 2020, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of December 31, 2021 and December 31, 2020 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $1,348.40 closing price of the Company’s common stock on December 31, 2021, the if-converted value of the 2028 Notes exceeds their principal amount by $896,207 thousands.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

16.	Loans payable and other financial liabilities (continued)

The following table presents the carrying amounts of the liability and equity components related to the 2028 Notes as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(In thousands)
Amount of the equity component (1)	$163,653	$327,305

2.00% Convertible Senior Notes due 2028	$439,092	$879,993
Unamortized debt discount (2)	(123,450)	(275,299)
Unamortized transaction costs related to the debt component	(4,100)	(8,894)
Contractual coupon interest accrual	50,833	41,409
Contractual coupon interest payment	(47,515)	(34,760)
Net carrying amount	$314,860	$602,449

(1)Net of $3,082 thousands of transaction costs related to the equity component of the 2028 Notes.

(2)As of December 31, 2021, the remaining period over which the unamortized debt discount would be amortized is 6.7 years.

The following table presents the interest expense for contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Contractual coupon interest expense	$9,424	$17,600	$17,942
Amortization of debt discount	14,889	25,929	24,556
Amortization of debt issuance costs	360	574	490
Total interest expense related to the 2028 Notes	$24,673	$44,103	$42,988

17.	Related Party Transactions

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

Transactions with Venezuelan related parties

Subsequent to Venezuelan's deconsolidation, the Company recorded allocation of expenses to the Venezuelan's subsidiaries amounting to $59 thousands and $278 thousands as of December 31, 2021 and 2020, respectively, which were expensed as incurred.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

18.	Valuation and qualifying accounts

The following table summarizes valuation and qualifying accounts activity during the years ended December 31, 2021, 2020 and 2019:

				Charges
				Utilized/
	Balance at beginning of	Adoption of ASC 326 (1)	Charged/credited to Net	Currency translation adjustments/	Balance at end of
	year		income / loss	Write-offs and other adjustments	year
	(In thousands)
Allowance for doubtful accounts
Year ended December 31, 2019	8,702	—	5,520	(7,897)	6,325
Year ended December 31, 2020	6,325	—	5,683	(4,714)	7,294
Year ended December 31, 2021	7,294	—	3,757	(2,702)	8,349

Credit cards receivable and other means of payments allowance for chargebacks
Year ended December 31, 2019	8,073	—	15,673	(12,436)	11,310
Year ended December 31, 2020	11,310	—	53,662	(47,284)	17,688
Year ended December 31, 2021	17,688	—	24,075	(27,837)	13,926

Credit cards receivable and other means of payments allowance for doubtful accounts
Year ended December 31, 2020 (2)	—	—	36,236	(12,373)	23,863
Year ended December 31, 2021	23,863	—	(2,564)	(3,971)	17,328

Loans receivable allowance for uncollectible accounts
Year ended December 31, 2019 (3)	6,636	—	64,341	(50,533)	20,444
Year ended December 31, 2020	20,444	4,977	91,025	(38,630)	77,816
Year ended December 31, 2021	77,816	—	434,121	(77,313)	434,624

Tax valuation allowance
Year ended December 31, 2019	15,724	—	113,426	9,725	138,875
Year ended December 31, 2020	138,875	—	40,874	(572)	179,177
Year ended December 31, 2021	179,177	—	55,723	26,666	261,566

Contingencies
Year ended December 31, 2019	5,813	—	10,978	(8,819)	7,972
Year ended December 31, 2020	7,972	—	3,123	(166)	10,929
Year ended December 31, 2021	10,929	—	4,618	(2,775)	12,772

(1)	Cumulative pre-tax adjustments recorded to retained earnings as of January 1, 2020.
(2)	No amounts recorded as of December 31, 2019.
(3)	The comparative information has not been restated and continues to be reported under the accounting standard in place during 2019.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

19.	Quarterly Financial Data (unaudited)

The following tables present certain consolidated quarterly financial information for each of the last twelve quarters for the years ended December 31, 2021, 2020 and 2019:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except for share data)
2021
Net Revenues	$ 1,378,441	$ 1,702,750	$ 1,857,452	$ 2,130,766
Gross profit	591,377	753,920	806,590	853,165
Net (loss) Income	(34,012)	68,195	95,225	(46,104)
Net (loss) Income per share-basic	(0.68)	1.37	1.92	(0.92)
Net (loss) Income per share-diluted	(0.68)	1.37	1.92	(0.92)
Weighted average shares
Basic	49,867,625	49,822,272	49,597,157	49,926,533
Diluted	49,867,625	49,822,272	49,597,157	49,926,533

2020
Net Revenues	$ 652,091	$ 878,369	$ 1,115,701	$ 1,327,304
Gross profit	312,814	427,172	480,190	489,034
Net (loss) Income	(21,109)	55,947	15,035	(50,580)
Net (loss) Income per share-basic	(0.44)	1.11	0.28	(1.02)
Net (loss) Income per share-diluted	(0.44)	1.11	0.28	(1.02)
Weighted average shares
Basic	49,709,955	49,709,973	49,720,854	49,820,185
Diluted	49,709,955	49,709,973	49,720,854	49,820,185

2019
Net Revenues	$ 473,770	$ 545,242	$ 603,031	$ 674,271
Gross profit	237,004	272,430	284,342	308,347
Net Income (loss)	11,864	16,217	(146,082)	(53,998)
Net Income (loss) per share-basic	0.13	0.31	(2.96)	(1.11)
Net Income (loss) per share-diluted	0.13	0.31	(2.96)	(1.11)
Weighted average shares
Basic	45,980,255	49,318,522	49,710,723	49,709,955
Diluted	45,980,255	49,318,522	49,710,723	49,709,955

20.	Cash Dividend Distribution

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

The Company securitizes financial assets associated with its credit cards and loans receivable portfolio. The Company’s securitization transactions typically involve the legal transfer of financial assets to bankruptcy remote special purpose entities (“SPEs”) or the acquisition of loans receivable portfolios through SPEs. The Company generally retains economic interests in the collateralized securitization transactions, which are retained in the form of subordinated interests. For accounting purposes, the Company is precluded from recording the transfers of assets in securitization transactions as sales and is required to consolidate the SPE.

The Company securitizes certain credit cards receivable related to user’s purchases through Argentine SPEs. According to the SPE contracts, the Company has determinated that it has no obligation to absorb losses or the right to receive benefits of the SPE that could be significant because it does not retain any equity certificate of participation or subordinated interest in the SPEs. As the Company does not control the vehicule, its assets, liabilities, and related results are not consolidated in the Company’s financial statements.

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

The Company securitizes certain loans receivable through Brazilian, Argentine and Mexican SPEs, formed to securitize loans receivable provided by the Company to its users through Mercado Pago. According to the SPE contracts, the Company has determined that it has both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant because it retains the equity certificates of participation, and would therefore also be consolidated. When the Company controls the vehicle, it accounts the securitization transactions as if they were secured financing and therefore the assets, liabilities, and related results are consolidated in its financial statements.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

21.	Securitization transactions (continued)

The following table summarizes the Company’s collateralized debt as of December 31, 2021:

SPEs	Collateralized debt as of December 31, 2021	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	144,124	CDI + 2.50%	Brazilian Reais	May 2024
Fundo de Investimento Em DireitosCreditórios Arandu	178,639	CDI + 1.75%	Brazilian Reais	June 2023
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	18,529	CDI + 3.50%	Brazilian Reais	August 2023
Olimpia Fundo de Investimento Em Direitos Creditórios	89,970	CDI + 1.25%	Brazilian Reais	November 2024
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	54,222	CDI + 1.90%	Brazilian Reais	May 2028
Mercado Crédito X	7,672	Badlar rates plus 200 basis points with a min 30% and a max 45%	Argentine Pesos	June 2022
Mercado Crédito XI	9,457	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	September 2022
Mercado Crédito Consumo V	12,789	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	June 2022
Mercado Crédito Consumo VI	13,172	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	August 2022
Mercado Crédito Consumo VII	13,187	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	October 2022
Mercado Crédito XII	9,804	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	November 2022
Fideicomiso de administración y fuente de pago CIB/3756	100,823	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 1.9%	Mexican Pesos	October 2023
Fideicomiso de administración y fuente de pago CIB/3369	98,427	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.0%	Mexican Pesos	April 2024

This secured debt is issued by the SPEs and includes collateralized securities used to fund Mercado Pago and Mercado Credito business. The third-party investors in the securitization transactions have legal recourse only to the assets securing the debt and do not have recourse to the Company. Additionally, the cash flows generated by the SPEs are restricted to the payment of amounts due to third-party investors, but the Company retains the right to residual cash flows.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

21.	Securitization transactions (continued)

The assets and liabilities of the SPEs included in the Company’s consolidated financial statements as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020
Assets	(in thousands)
Current assets:
Restricted cash and cash equivalents	$281,999	$249,872
Short-term investments	173	—
Credit cards receivable and other means of payments, net	277,917	—
Loans receivable, net	608,185	113,846
Total current assets	1,168,274	363,718
Long-term investments	13,059	—
Loans receivable, net	45,167	9,581
Total non-current assets	58,226	9,581
Total assets	$1,226,500	$373,299
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$662	$100
Loans payable and other financial liabilities	76,379	25,342
Total current liabilities	77,041	25,442
Non-current liabilities:
Loans payable and other financial liabilities	674,436	248,815
Total non-current liabilities	674,436	248,815
Total liabilities	$751,477	$274,257

22.	Equity Offering

On November 18, 2021, the Company closed a public equity offering of $1,550,000 thousands of common stock at a public offering price of $1,550 per share (the “Offering”). Pursuant to the Offering, the Company issued 1,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”). The Company raised funds in the amount of $1,519,545 thousands net of issuance costs paid.

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

23.	Leases

The Company leases certain fulfillment, cross docking and service centers, office space, machines and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2021	2020
Operating Leases	(In thousands)
Operating lease right-of-use assets	$461,175	$303,214

Operating lease liabilities	$463,957	$298,847

Finance Leases
Property and equipment, at cost	68,223	29,798
Accumulated depreciation	(13,807)	(4,086)
Property and equipment, net	$54,416	$25,712

Loans payable and other financial liabilities	$46,341	$23,655

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases at December 31, 2021:

Weighted average remaining lease term
Operating leases	6	Years
Finance leases	4	Years

Weighted average discount rate (*)
Operating leases	9%
Finance leases	14%

(*) Includes discount rates of leases in local currency and U.S dollar.

The components of lease expense were as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Operating lease cost	$79,631	$42,508	$29,515

Finance lease cost:
Depreciation of property and equipment	8,761	2,474	1,514
Interest on lease liabilities	4,953	2,813	1,798
Total finance lease cost	$13,714	$5,287	$3,312

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

23.	Leases(continued)

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:	(In thousands)
Operating cash flows from operating leases	$71,260	$40,339	$25,381
Financing cash flows from finance leases	16,524	4,949	1,929

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$229,424	$137,679	$93,160
Finance leases	36,575	17,177	4,496

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending December 31, 2021	Operating Leases	Finance Leases
	(In thousands)
One year or less	$104,173	$16,478
One year to two years	102,637	16,105
Two years to three years	97,372	14,190
Three years to four years	85,704	8,171
Four years to five years	60,676	3,287
Thereafter	146,901	2,341
Total lease payments	$597,463	$60,572
Less imputed interest	(133,506)	(14,231)
Total	$463,957	$46,341

24.	Derivative Instruments

Cash Flow Hedge

As of December 31, 2021, the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of December 31, 2021, the Company estimated that the whole amount of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

24.	Derivative Instruments (continued)

Derivative instruments not designated as hedging instruments

As of December 31, 2021, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian and Mexican subsidiaries, whose functional currencies are the Brazilian Reais and Mexican Peso, respectively. These transactions were not designated as hedges for accounting purposes.

In addition, the Company entered into full cross currency swap contracts to hedge the interest rate fluctuation and foreign currency fluctuations of its financial debt nominated in U.S. dollars held by its Brazilian subsidiaries. These transactions were not designated as hedges for accounting purposes.

Finally, as of December 31, 2021, the Company entered into swap contracts to hedge the interest rate fluctuation of its financial debt related to its credit cards receivable securitization transactions in Brazil. These transactions were not designated as hedges for accounting purposes.

The following table presents the notional amounts of the Company’s outstanding derivative instruments:

Notional Amount as of
December 31, 2021
(In thousands)
Designated as hedging instrument
Foreign exchange contracts	$89,483
Cross Currency Swap Contracts	$94,125

Not designated as hedging instrument
Interest rate contracts	$249,391
Cross Currency Swap Contracts	$160,074

Foreign exchange contracts

The fair values of the Company’s outstanding derivative instruments as of December 31, 2021 and December 31, 2020 were as follows:

		December 31,
	Balance sheet location	2021	2020
		(In thousands)
Derivatives
Foreign exchange contracts not designated as hedging instruments	Other current assets	$—	$199
Cross currency swap contract not designated as hedging instrument	Other current assets	7,581	—
Foreign exchange contracts designated as cash flow hedges	Other current assets	2,112	—
Interest rate contracts not designated as hedging instruments	Other current assets	319	—
Cross currency swap Contract designated as net investment hedge	Other non current assets	6,752	—
Cross Currency Swap contracts not designated as hedging instruments	Other current liabilities	5,118	—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	—	11,106
Interest rate contracts not designated as hedging instruments	Other current liabilities	239	—
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	792	2,858

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

24.	Derivative Instruments (continued)

The effects derivative Contracts on Consolidated Statement of comprehensive income as of December 31, 2021 and December 2020 were as follows:

		Amount of	Amount of (gain) / loss reclassified
	December 31,	gain (loss) recognized	from accumulated	December 31,
	2020	in other comprehensive loss	other comprehensive loss (income)	2021
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$ (2,469)	$ 1,619	$ 2,259	$ 1,409
Cross currency swap contract designated as net investment hedge	—	6,752	—	6,752
	(2,469)	8,371	2,259	8,161

The effects of derivative Contracts on Consolidated Statement of Income during the year ended December 31, 2021 and December 2020 were as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	$(2,419)	$1,935	$301
Currency Swap contracts not designated as hedging instruments recognized in foreign exchange	1,763	—	—
Interest rate contracts not designated as hedging instruments recognized in interest and other, net	227	—	—

MercadoLibre, Inc.

Notes to Consolidated Financial Statements

25.	Share repurchase program

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

As of December 31, 2021, the Company had acquired 122,821 shares under the aforementioned share repurchase programs.

On June 7, 2021, the Board authorized the use of part or all of the cash proceeds of terminating certain of its 2028 Notes Capped Call Transactions to repurchase shares of common stock. The Board’s authorization is in addition to the share repurchase authorization referred to above. Under this authorization the Company had acquired 229,588 shares. This authorization expired on December 31, 2021.

From time to time, the Company acquires shares of its own common stock in the Argentine market and pays for them in Argentine pesos at a price that reflects the additional cost of accessing US dollars through an indirect mechanism, because of restrictions imposed by the Argentine government for buying US dollars at the official exchange rate in Argentina. As a result, the Company recognized a foreign currency loss of $90,390 thousands for the year ended December 31, 2021.

