Form 10-Q
period 2022-03-31
MERCADOLIBRE INC
filed 2022-05-06
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

50,377,981 shares of the issuer’s common stock, $0.001 par value, outstanding as of May 2, 2022.

MERCADOLIBRE, INC.

MercadoLibre, Inc.

Interim Condensed Consolidated Balance Sheets

As of March 31, 2022 and December 31, 2021

(In millions of U.S. dollars, except par value)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$ 1,573	$ 2,585
Restricted cash and cash equivalents	841	1,063
Short-term investments (941 and 602 held in guarantee - see Note 4)	1,412	810
Accounts receivable, net	98	98
Credit cards receivable and other means of payments, net	2,512	1,839
Loans receivable, net	1,657	1,199
Prepaid expenses	79	40
Inventories	239	253
Other assets	294	288
Total current assets	8,705	8,175
Non-current assets:
Long-term investments	121	89
Loans receivable, net	80	61
Property and equipment, net	967	807
Operating lease right-of-use assets	542	461
Goodwill	162	148
Intangible assets, net	43	45
Deferred tax assets	235	181
Other assets	168	134
Total non-current assets	2,318	1,926
Total assets	$ 11,023	$ 10,101
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 1,027	$ 1,036
Funds payable to customers	2,483	2,393
Amounts payable due to credit and debit card transactions	420	337
Salaries and social security payable	319	313
Taxes payable	277	291
Loans payable and other financial liabilities	1,459	1,285
Operating lease liabilities	109	92
Other liabilities	134	90
Total current liabilities	6,228	5,837
Non-current liabilities:
Amounts payable due to credit and debit card transactions	4	4
Salaries and social security payable	5	20
Taxes payable	28	—
Loans payable and other financial liabilities	2,638	2,233
Operating lease liabilities	434	372
Deferred tax liabilities	42	62
Other liabilities	55	42
Total non-current liabilities	3,206	2,733
Total liabilities	$ 9,434	$ 8,570

Commitments and Contingencies (Note 9)

Equity

Common stock, $0.001 par value, 110,000,000 shares authorized,
50,377,981 and 50,418,980 shares issued and outstanding at March 31,
2022 and December 31, 2021	$ —	$ —
Additional paid-in capital	2,308	2,439
Treasury stock	(829)	(790)
Retained earnings	496	397
Accumulated other comprehensive loss	(386)	(515)
Total Equity	1,589	1,531
Total Liabilities and Equity	$ 11,023	$ 10,101

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the three-month periods ended March 31, 2022 and 2021

(In millions of U.S. dollars, except for share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net service revenues	$ 1,997	$ 1,230
Net product revenues	251	148
Net revenues	2,248	1,378
Cost of net revenues	(1,175)	(787)
Gross profit	1,073	591
Operating expenses:
Product and technology development	(234)	(126)
Sales and marketing	(541)	(288)
General and administrative	(159)	(86)
Total operating expenses	(934)	(500)
Income from operations	139	91

Other income (expenses):
Interest income and other financial gains	31	25
Interest expense and other financial losses (*)	(56)	(91)
Foreign currency losses	(3)	(15)
Net income before income tax expense	111	10

Income tax expense	(46)	(44)
Net income (loss)	$ 65	$ (34)

(*)

Includes $49 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 11 to these unaudited interim condensed consolidated financial statements for further detail on 2028 Notes repurchase.

	Three Months Ended March 31,
	2022	2021
Basic EPS
Basic net income (loss)
Available to shareholders per common share	$ 1.30	$ (0.68)
Weighted average of outstanding common shares	50,408,754	49,867,625
Diluted EPS
Diluted net income (loss)
Available to shareholders per common share	$ 1.30	$ (0.68)
Weighted average of outstanding common shares	50,408,754	49,867,625

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the three-month periods ended March 31, 2022 and 2021

(In millions of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$ 65	$ (34)
Other comprehensive income (loss), net of income tax:
Currency translation adjustment	151	(42)
Unrealized (losses) gains on hedging activities	(24)	4
Less: Reclassification adjustment for (losses) gains from accumulated other comprehensive income (loss)	(2)	—
Net change in accumulated other comprehensive income (loss), net of income tax	129	(38)
Total Comprehensive income (loss)	$ 194	$ (72)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Equity

For the three-month periods ended March 31, 2022 and 2021

(In millions of U.S. dollars)

(Unaudited)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2021	50	$—	$2,439	$(790)	$397	$(515)	$1,531
Changes in accounting standards (Note 2)	—	—	(131)	—	34	—	(97)
Balance as of December 31, 2021 Restated	50	$—	$2,308	$(790)	$431	$(515)	$1,434
Common Stock repurchased	—	—	—	(39)	—	—	(39)
Net income	—	—	—	—	65	—	65
Other comprehensive income	—	—	—	—	—	129	129
Balance as of March 31, 2022	50	$—	$2,308	$(829)	$496	$(386)	$1,589

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2020	50	$—	$1,861	$(55)	$314	$(468)	$1,652
Capped Call	—	—	(101)	—	—	—	(101)
Repurchase of 2028 Notes Conversion Option	—	—	(1,484)	—	—	—	(1,484)
Common Stock repurchased	—	—	—	(25)	—	—	(25)
Net loss	—	—	—	—	(34)	—	(34)
Other comprehensive loss	—	—	—	—	—	(38)	(38)
Balance as of March 31, 2021	50	$—	$276	$(80)	$280	$(506)	$(30)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flows

For the three-month periods ended March 31, 2022 and 2021

(In millions of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operations:
Net income (loss)	$ 65	$ (34)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized devaluation loss, net	30	25
Impairment of digital assets	2	—
Depreciation and amortization	84	38
Accrued interest	(24)	(4)
Non cash interest, convertible notes amortization of debt discount and amortization of debt issuance costs and other charges	40	34
Bad debt charges	255	84
Financial results on derivative instruments	37	(19)
LTRP accrued compensation	30	22
Deferred income taxes	(24)	4
Changes in assets and liabilities:
Accounts receivable	(71)	21
Credit cards receivables and other means of payments	(447)	(62)
Prepaid expenses	(35)	(15)
Inventories	38	(19)
Other assets	(30)	(35)
Payables and accrued expenses	(148)	(144)
Funds payable to customers	(89)	(110)
Amounts payable due to credit and debit card transactions	28	3
Other liabilities	—	(63)
Interest received from investments	26	9
Net cash used in operating activities	(233)	(265)
Cash flows from investing activities:
Purchase of investments	(2,903)	(2,415)
Proceeds from sale and maturity of investments	2,425	2,589
Receipts from settlements of derivative instruments	—	2
Payment for settlements of derivative instruments	(2)	(4)
Purchases of intangible assets	—	(8)
Changes in principal of loans receivable, net	(607)	(149)
Purchases of property and equipment	(137)	(113)
Net cash used in investing activities	(1,224)	(98)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	3,324	1,840
Payments on loans payable and other financial liabilities	(3,129)	(704)
Payments on repurchase of the 2028 Notes	—	(1,865)
Payment of finance lease obligations	(4)	(4)
Purchase of convertible note capped call	—	(101)
Common Stock repurchased	(39)	(25)
Net cash provided by (used in) financing activities	152	(859)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	71	(98)
Net decrease in cash, cash equivalents, restricted cash and cash equivalents	(1,234)	(1,320)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	$ 3,648	$ 2,508
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$ 2,414	$ 1,188

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

As of March 31, 2022, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its fintech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay, and extends loans through Mercado Credito in Argentina, Brazil, Mexico and Chile. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile, Uruguay and Peru.

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

Substantially all net revenues, cost of net revenues and operating expenses are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $1,152 million and $978 million as of March 31, 2022 and December 31, 2021, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of March 31, 2022 and December 31, 2021. These consolidated financial statements include the Company’s consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2022 and 2021. These interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued. The condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see Note 2 to the financial statements in the Company’s Form 10-K for the year ended December 31, 2021. During the three-month period ended March 31, 2022, there were no material updates made to the Company’s significant accounting policies, except for the adoption of ASU 2020-06 as of January 1, 2022. See section Recently Adopted Accounting Standards of this Note.

Revenue recognition

Revenue recognition criteria for the services provided and goods sold by the Company are described in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Receivables are presented net of allowance for doubtful account, uncollectible accounts and chargebacks of $720 million and $474 million as of March 31, 2022 and December 31, 2021, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. Deferred revenue as of December 31, 2021 was $34 million, of which $12 million was recognized as revenue during the three-month periods ended March 31, 2022.

As of March 31, 2022, total deferred revenue was $34 million, mainly due to fees related to classifieds advertising services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

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

Since the second half of 2019, the Argentine government instituted certain foreign currency exchange controls, which may restrict or partially restrict access to foreign currency, like the U.S. dollars, to make payments abroad, either for foreign debt or the importation of goods or services, dividend payments and others, without prior authorization. Those regulations have continued to evolve, sometimes making them more or less stringent depending on the Argentine government´s perception of availability of sufficient national foreign currency reserves. The above has led to the existence of an informal foreign currency market where foreign currencies quote at levels significantly higher than the official exchange rate. However, the only exchange rate available for external commerce and financial payments is the official exchange rate, which as of March 31, 2022 was 111.01.

The Company uses Argentina’s official exchange rate to record the accounts of Argentine subsidiaries. The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
	(In millions)
Assets	$ 2,446	$ 2,479
Liabilities	1,689	1,874
Net Assets	$ 757	$ 605

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

A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized. Accordingly, Management periodically assesses the need to establish a valuation allowance for deferred tax assets considering positive and negative objective evidence related to the realization of the deferred tax assets. In connection with this assessment, Management considers, among other factors, the nature, frequency and magnitude of current and cumulative losses on an individual subsidiary basis, projections of future taxable income, the duration of statutory carryforward periods, as well as feasible tax planning strategies that would be employed by the Company to prevent tax loss carryforwards from expiring unutilized. Based on Management’s assessment of available objective evidence and considering the future effect of the Company’s initiatives to capture long-term business opportunities, the Company increased its valuation allowance in certain subsidiaries in its Mexican operations by $15 million and $12 million for the three-month periods ended March 31, 2022 and 2021, respectively.

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

On October 7, 2020, changes to the knowledge-based economy promotional regime were finally approved by the Congress. The approved regime is effective as of January 1, 2020 through December 31, 2029.

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

On January 13, 2021, Argentina’s Ministry of Productive Development –current Application Authority of the knowledge-based economy promotional regime– issued Resolution No. 4/2021, which was followed by Disposition N° 11/2021 issued by the Under Secretariat of Knowledge Economy on February 12, 2021. Both rules establish further details on the requirements, terms, conditions, application, and compliance procedures to be eligible under the promotional regime. In August 2021, the Under Secretariat of Knowledge Economy issued the Disposition 316/2021 approving MercadoLibre S.R.L.’s application for eligibility under the knowledge-based economy promotional regime. Tax benefits granted pursuant to the promotional regime to MercadoLibre S.R.L. are retroactive to January 1, 2020. As a result, the Company accounted for an income tax benefit of $1 million during the three-month period ended March 31, 2022. The aggregate per share effect of the income tax benefit amounted to $0.03 for the three-month period ended March 31, 2022. Furthermore, the Company recorded a social security benefit of $15 million during the three-month period ended March 31, 2022. Additionally, during the three-month period ended March 31, 2022, we accrued a charge of $1 million to pay knowledge-based economy promotional law audit fees and FONPEC (“Fondo Fiduciario para la Promoción de la Economía del Conocimiento”) contribution.

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

The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As result of the election of the fair value option, the Company recognized gains in interest income and other financial gains of $16 million and $1 million as of March 31, 2022 and 2021, respectively.

Accumulated other comprehensive loss

The following table sets forth the Company’s accumulated other comprehensive loss as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
	(In millions)
Accumulated other comprehensive loss:
Foreign currency translation	$ (372)	$ (523)
Unrealized (losses) gains on hedging activities	(18)	8
Estimated tax benefit (expense) on unrealized gains (losses)	4	—
	$ (386)	$ (515)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three-months ended March 31, 2022:

	Unrealized	Foreign	Estimated tax
	Gains (losses) on	Currency	benefit
	hedging activities, net	Translation	(expense)	Total
	(In millions)
Balances as of December 31, 2021	$ 8	$ (523)	$ —	$ (515)
Other comprehensive income (loss) before reclassifications	(29)	151	5	127
Amount of (gains) loss reclassified from accumulated other comprehensive income (loss)	3	—	(1)	2
Net current period other comprehensive income (loss)	(26)	151	4	129
Ending balance	$ (18)	$ (372)	$ 4	$ (386)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In millions)
Unrealized losses on hedging activities	$ (3)	Cost of net revenues and interest expense
Estimated tax benefit on unrealized losses	1	Income tax expense
Total reclassifications for the period	$ (2)	Total, net of income taxes

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

Recently Adopted Accounting Standards

On August 5, 2020 the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).” The amendments in this update address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, accounting models for specific features are removed and amendments to the disclosure requirements are included. For contracts in an entity’s own equity, the update simplifies the settlement assessment by removing some requirements. Additionally, the amendments in this update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The Company adopted this standard effective January 1, 2022, resulting in an increase of the carrying value of the 2028 Notes of $123 million, a decrease of deferred tax liability of $26 million and a change in the beginning balance of equity of $97 million. In addition, the Company reduced its reported interest expense and is required to use the if-converted method for calculating diluted earnings per share.

Recently issued accounting pronouncements not yet adopted

On March 31, 2022, the FASB issued ASU 2022-02 Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses, which eliminates the accounting guidance on TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. The amendments in this update are effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. The amendments should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

On March 31, 2022, the Securities and Exchange Commission released the Staff Accounting Bulletin (SAB) No. 121. This SAB express views of the staff regarding the accounting for entities that have obligations to safeguard crypto-assets held for their platform users as well as any agent acting on its behalf in safeguarding the users’ crypto-assets. As long as an entity is responsible for safeguarding the crypto-assets held for its platform users, including maintaining the cryptographic key information necessary to access the crypto-assets, the staff believes that the entity should present a liability on its balance sheet to reflect its obligation to safeguard the crypto-assets held for its platform users, which should be measured at initial recognition and each reporting date at the fair value. The staff also believes it would be appropriate for the entity to recognize an asset at the same time that it recognizes the safeguarding liability, measured at initial recognition and each reporting date at the fair value of the crypto-assets held for its platform users. This interpretation is effective the first interim or annual period ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year to which the interim or annual period relates. The Company is assessing whether is under the scope of this interpretation and the effects that the application of this interpretation may have on its financial statements.

On October 28, 2021 the FASB issued the ASU 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The amendments in this update improve comparability for the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination by specifying for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. The amendments provide consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

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

The denominator for diluted net income (loss) per share for the three-month periods ended March 31, 2022 and 2021 does not include any effect from the 2028 Notes Capped Call Transactions (as defined in Note 11) because it would be antidilutive. In the event of conversion of any or all of the 2028 Notes, the shares that would be delivered to the Company under the Capped Call Transactions (as defined in Note 11) are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 11 to these interim condensed consolidated financial statements and Note 16 to the financial statements for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC for more details.

Net income (loss) per share of common stock is as follows for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	(In millions)
	Basic	Diluted	Basic	Diluted
Net income (loss) per common share	$ 1.30	$ 1.30	$ (0.68)	$ (0.68)

Numerator:
Net income (loss) corresponding to common stock	$ 65	$ 65	$ (34)	$ (34)

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	50,408,754	—	49,867,625	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	50,408,754	—	49,867,625

4. Cash, cash equivalents, restricted cash and cash equivalents and investments

The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	March 31,	December 31,
	2022	2021
	(In millions)
Cash and cash equivalents	$ 1,573	$ 2,585
Restricted cash and cash equivalents
Securitization Transactions	$ 410	$ 282
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)	—	296
Bank account (Argentine Central Bank regulation)	374	449
Bank account (Chilean Financial Market Commission)	40	21
Money Market Funds (Secured lines of credit guarantee)	16	15
Cash in bank account	1	—
Total restricted cash and cash equivalents	$ 841	$ 1,063
Total cash, cash equivalents, restricted cash and cash equivalents (*)	$ 2,414	$ 3,648

Short-term investments
Time Deposits	$ 19	$ 16
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	941	602
Sovereign Debt Securities	372	192
Corporate Debt Securities	80	—
Total short-term investments	$ 1,412	$ 810

Long-term investments
Sovereign Debt Securities (**)	$ 52	$ 23
Securitization Transactions (***)	15	13
Equity interest held at cost	54	53
Total long-term investments	$ 121	$ 89

(*) Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statements of cash flow.

(**) $16 million held by the Company’s Brazilian subsidiary in guarantee for secured lines of credit. (See Note 11 – Loans payable and other financial liabilities).

(***) Investments from securitization transactions are restricted to the payment of amounts due to third-party investors.

Regulation issued by Central Bank of Argentina (“CBA”)

a)In January 2020, the CBA enacted regulations related to payment service providers that applies to fintech companies that are not financial institutions, but nevertheless provide payment services in at least one of the processes of the payments system and offer a payment account to its customers. On July 7, 2020, the CBA approved the registration of the Argentine subsidiary in the registry for payment service providers who offer payment accounts (“PSPOCP” according to its Spanish acronym). These regulations set forth certain rules that require PSPOCP to, among other things, (i) deposit and maintain users’ funds in specific local bank accounts, payable on demand; (ii) implement a monthly reporting regime with the CBA; (iii) segregate information related to users’ investments funds; (iv) segregate the Company’s funds from users’ funds; and (v) to comply with transparency provisions regarding PSPOCP’s advertising material and documents. As of March 31, 2022, in accordance with the regulation, the Company held customer’s funds for the amount of $374 million representing the total amount of funds in payment accounts of customers, payable to them on demand.

b)On December 30, 2021, the board of the CBA issued a regulation by which financial institutions must set up a reserve of 100% of the customer funds deposited by payment service providers that offer payment accounts. According to this new regulation, from January 1, 2022, 100% of our customer funds that have not been invested by users in Mercado Fondo, have to remain deposited at the CBA and available for users. On January 13, 2022, we challenged such regulation, and sought for an injunction to suspend the effects pending resolution of the challenge. On March 22, 2022, the CBA rejected our challenge. On April 22, 2022, we sought a new preliminary injunction with the courts, in order to suspend the effects of the regulation until a final decision on the merits is granted on the case to be initiated within 90 days following that request, which is pending resolution by the court. As of the date of issuance of this report, the Company is reviewing its legal strategy to continue litigating this case with the Courts.

Regulation issued by Central Bank of Brazil

On November 1, 2018, the Company obtained approval from the Central Bank of Brazil to operate as an authorized payment institution. With this authorization, Mercado Pago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all obligations established by current regulations. Among other obligations, the regulations require authorized payment institutions to hold any electronic balance in a payment institution account in either a specific account of the Central Bank of Brazil that does not pay interest or Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia.” 100% of electronic funds were required to be deposited as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, in accordance with the regulation, the Company held $941 million deposited in Brazilian federal government bonds, respectively, as a mandatory guarantee (the “Central Bank of Brazil Mandatory Guarantee”).

During March 2022, the Central Bank of Brazil announced new prudential rules for payment institutions based on their size and complexity and raising standards for required capital. The new framework, which will be effective starting in January 2023 with full implementation by January 2025, will extend the application of the rule regarding proportionality of regulatory requirements (currently applicable to conglomerates of financial institutions) to financial conglomerates led by payment institutions. The Company is assessing the effects that the new rules may have on its regulated Brazilian subsidiaries.

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

As of March 31, 2022, in accordance with the regulations, the Chilean subsidiaries held $40 million as restricted cash related to liquidity reserves.

5. Loans receivable, net

The Company manages loans receivable as “On-line merchant”, “Consumer”, “In-store merchant” and “Credit Cards.” As of March 31, 2022 and December 31, 2021, Loans receivable, net were as follows:

	March 31,	December 31,
	2022	2021
	(In millions)
On-line merchant	$426	$361
Consumer	1,270	851
In-store merchant	251	187
Credit Cards	468	296
Loans receivable	2,415	1,695
Allowance for uncollectible accounts	(678)	(435)
Loans receivable, net	$1,737	$1,260

The credit quality analysis of loans receivable was as follows:

	March 31,	December 31,
	2022	2021
	(In millions)
1-30 days past due	$145	$90
31-60 days past due	90	47
61 -90 days past due	88	37
91 -120 days past due	71	37
121 -150 days past due	55	31
151 -180 days past due	41	25
181 -210 days past due	39	24
211 -240 days past due	34	23
241 -270 days past due	28	21
271 -300 days past due	26	21
301 -330 days past due	26	30
331 -360 days past due	23	25
Total past due	666	411
To become due	1,749	1,284
Total	$2,415	$1,695

The following table summarizes the allowance for uncollectible accounts activity during the three-month period ended March 31, 2022 and 2021:

	March 31,
	2022	2021
	(In millions)
Balance at beginning of year	$435	$78
Charged/credited to Net Income (loss)	253	86
Charges/Utilized /Currency translation adjustments/Write-offs	(10)	(24)
Balance at end of period	$678	$140

6. Goodwill and intangible assets

Intangible assets

The composition of goodwill and intangible assets is as follows:

	March 31,	December 31,
	2022	2021
	(In millions)
Goodwill	$ 162	$ 148
Intangible assets with indefinite lives
- Trademarks	7	8
- Digital assets (1)(2)	19	21
Amortizable intangible assets
- Licenses and others	13	13
- Non-compete agreement	4	4
- Customer list	13	13
- Trademarks	8	7
- Hubs Network	4	3
- Others	4	3
Total intangible assets	$ 72	$ 72
Accumulated amortization	(29)	(27)
Total intangible assets, net	$ 43	$ 45

(1)Digital assets are net of $11 million and $9 million of impairment losses as of March 31, 2022 and December 31, 2021.

(2)As of March 31, 2022, $19 million of digital assets were lent to a counterpart in return for a fee. The Company has not surrendered the control of the assets.

Goodwill

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2022 and the year ended December 31, 2021 are as follows:

	Three Months Ended March 31, 2022
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In millions)
Balance, beginning of the period	$ 56	$ 10	$ 37	$ 37	$ 6	$ 2	$ 148
Effect of exchange rates changes	10	—	1	3	—	—	14
Balance, end of the period	$ 66	$ 10	$ 38	$ 40	$ 6	$ 2	$ 162

	Year Ended December 31, 2021
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In millions)
Balance, beginning of the year	$ 20	$ 10	$ 32	$ 17	$ 4	$ 2	$ 85
Business Acquisitions	37	—	6	23	2	—	68
Effect of exchange rates changes	(1)	—	(1)	(3)	—	—	(5)
Balance, end of the year	$ 56	$ 10	$ 37	$ 37	$ 6	$ 2	$ 148

Amortizable intangible assets

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $5 million and $1 million for the three-month periods ended March 31, 2022 and 2021.

The following table summarizes the remaining amortization of intangible assets (in millions of U.S. dollars) with definite useful life as of March 31, 2022:

For year ended 12/31/2022	$ 5
For year ended 12/31/2023	5
For year ended 12/31/2024	3
For year ended 12/31/2025	1
Thereafter	3
$ 17

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended March 31, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$ 1,252	$ 518	$ 364	$ 114	$ 2,248
Direct costs	(1,065)	(320)	(328)	(110)	(1,823)
Direct contribution	187	198	36	4	425

Operating expenses and indirect costs of net revenues					(286)
Income from operations					139

Other income (expenses):
Interest income and other financial gains					31
Interest expense and other financial losses					(56)
Foreign currency losses					(3)
Net income before income tax expense					$ 111

	Three Months Ended March 31, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$ 769	$ 297	$ 230	$ 82	$ 1,378
Direct costs	(618)	(189)	(221)	(64)	(1,092)
Direct contribution	151	108	9	18	286

Operating expenses and indirect costs of net revenues					(195)
Income from operations					91

Other income (expenses):
Interest income and other financial gains					25
Interest expense and other financial losses					(91)
Foreign currency losses					(15)
Net income before income tax expense					$ 10

The following table summarizes the allocation of property and equipment, net based on geography:

	March 31,	December 31,
	2022	2021
	(In millions)
US property and equipment, net	$ 1	$ 1
Other countries
Argentina	183	174
Brazil	518	395
Mexico	190	176
Other countries	75	61
	$ 966	$ 806
Total property and equipment, net	$ 967	$ 807

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31,	December 31,
	2022	2021
	(In millions)
US intangible assets	$ 19	$ 21
Other countries goodwill and intangible assets
Argentina	16	16
Brazil	69	60
Mexico	43	41
Chile	48	45
Other countries	10	10
	$ 186	$ 172
Total goodwill and intangible assets	$ 205	$ 193

Consolidated net revenues by similar products and services for the three-month periods ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,

Consolidated Net Revenues	2022	2021
	(In millions)
Commerce	$ 1,277	$ 911
Fintech	971	467
Total	$ 2,248	$ 1,378

8. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	March 31,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)	2021	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 479	$ 479	$ —	$ —	$ 1,079	$ 1,079	$ —	$ —
Sovereign Debt Securities	—	—	—	—	16	16	—	—
Corporate Debt Securities	60	60	—	—	—	—	—	—
Restricted Cash and cash equivalents:
Money Market Funds	300	300	—	—	210	210	—	—
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)	—	—	—	—	296	296	—	—
Investments:
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee)	941	941	—	—	602	602	—	—
Sovereign Debt Securities	439	439	—	—	228	228	—	—
Corporate Debt Securities	80	80	—	—	—	—	—	—
Other Assets:
Derivative Instruments	1	—	—	1	17	—	—	17
Total Financial Assets	$ 2,300	$ 2,299	$ —	$ 1	$ 2,448	$ 2,431	$ —	$ 17
Liabilities:
Contingent considerations	$ 9	$ —	$ —	$ 9	$ 9	$ —	$ —	$ 9
Long-term retention plan	33	—	33	—	103	—	103	—
Derivative Instruments	53	—	—	53	6	—	—	6
Total Financial Liabilities	$ 95	$ —	$ 33	$ 62	$ 118	$ —	$ 103	$ 15

As of March 31, 2022 and December 31, 2021, the Company’s financial assets and liabilities were valued at fair value using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company assumptions. Fair value of derivative instruments is determined considering the prevailing risk free interest rate and spot exchange rate. Fair value of contingent considerations are determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements.

As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s financial assets and liabilities measured at amortized cost approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash, cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets funds and debt securities), accounts receivable, credit cards receivable and other means of payment, loans receivable, funds payable to customers, amounts payable due to credit and debit card transactions, other assets (excluding derivative instruments), accounts payable, salaries and social security payable (excluding variable LTRP), taxes payable, provisions and other liabilities (excluding contingent considerations and derivative instruments). As of March 31, 2022 and December 31, 2021, the estimated fair value of the 2028 Notes, which is based on Level 2 inputs, is $333 million and $331 million, respectively, and were determined based on market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the effective interest rates are not materially different from market interest rates.

The following table summarizes the fair value level for those financial assets and liabilities of the Company measured at amortized cost as of March 31, 2022 and December 31, 2021:

	Balances as of	Significant other	Balances as of	Significant other
	March 31,	observable inputs	December 31,	observable inputs
	2022	(Level 2)	2021	(Level 2)
	(In millions)
Assets
Time Deposits	$ 19	$ 19	$ 16	$ 16
Accounts receivable, net	98	98	98	98
Credit Cards receivable and other means of payment, net	2,512	2,512	1,839	1,839
Loans receivable, net	1,737	1,737	1,260	1,260
Other assets	515	515	458	458
Total Assets	$ 4,881	$ 4,881	$ 3,671	$ 3,671
Liabilities
Accounts payable and accrued expenses	$ 1,027	$ 1,027	$ 1,036	$ 1,036
Funds payable to customers	2,483	2,483	2,393	2,393
Amounts payable due to credit and debit card transactions	424	424	341	341
Salaries and social security payable	291	291	230	230
Taxes payable	305	305	291	291
Loans payable and other financial liabilities (*)	4,097	3,994	3,518	3,534
Other liabilities	127	127	117	117
Total Liabilities	$ 8,754	$ 8,651	$ 7,926	$ 7,942

(*) The fair value of the 2028 Notes (including the conversion option) is disclosed in Note 11.

As of March 31, 2022 and December 31, 2021, the fair value of money market funds, sovereign and corporate debt securities classified as available for sale securities are as follows:

March 31, 2022
	Cost	Financial Gains	Financial Losses	Estimated Fair Value

(In millions)
Cash and cash equivalents
Money Market Funds	$ 479	$ —	$ —	$ 479
Corporate Debt Securities	60	—	—	60
Total Cash and cash equivalents	$ 539	$ —	$ —	$ 539

Restricted cash and cash equivalents
Money Market Funds	$ 300	$ —	$ —	$ 300
Total Restricted cash and cash equivalents	$ 300	$ —	$ —	$ 300

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee) (1)	$ 934	$ 7	$ —	$ 941
Sovereign Debt Securities (1)	373	—	(1)	372
Corporate Debt Securities	80	—	—	80
Total Short-term investments	$ 1,387	$ 7	$ (1)	$ 1,393

Long-term investments
Sovereign Debt Securities (1)	$ 57	$ 10	$ —	$ 67
Total Long-term investments	$ 57	$ 10	$ —	$ 67
Total	$ 2,283	$ 17	$ (1)	$ 2,299

(1) Measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.)

December 31, 2021
	Cost	Financial Gains	Financial Losses	Estimated Fair Value

(In millions)
Cash and cash equivalents
Money Market Funds	$ 1,079	$ —	$ —	$ 1,079
Sovereign Debt Securities (1)	16	—	—	16
Total Cash and cash equivalents	$ 1,095	$ —	$ —	$ 1,095

Restricted Cash and cash equivalents
Money Market Funds	$ 210	$ —	$ —	$ 210
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee) (1)	295	1	—	296

Total Restricted Cash and cash equivalents	$ 505	$ 1	$ —	$ 506

Short-term investments
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee) (1)	$ 595	$ 7	$ —	$ 602
Sovereign Debt Securities (1)	192	—	—	192
Total Short-term investments	$ 787	$ 7	$ —	$ 794

Long-term investments
Sovereign Debt Securities (1)	$ 35	$ 1	$ —	$ 36
Total Long-term investments	$ 35	$ 1	$ —	$ 36

Total	$ 2,422	$ 9	$ —	$ 2,431

(1)Measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.)

As of March 31, 2022, the estimated fair value (in millions of U.S. dollars) of money market funds, sovereign and corporate debt securities classified by their effective maturities are as follows:

One year or less	2,232
One year to two years	1
Two years to three years	8
Three years to four years	4
Four years to five years	28
More than five years	26
Total	$ 2,299

9. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of March 31, 2022, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $23 million to cover legal actions against the Company in which Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.

In addition, as of March 31, 2022, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible for an estimated aggregate amount up to $81 million. No loss amounts have been accrued for such reasonably possible legal actions.

Tax Claims

Interstate rate of ICMS-DIFAL on interstate sales

During 2020 and 2021, the Brazilian subsidiaries, Ebazar.com.br Ltda. and Mercado Pago Instituição de Pagamento Ltda., filed 15 writs of mandamus before the State Courts of Justice where these companies have sales branches in order to prevent Brazilian states from collecting the ICMS (“Imposto sobre Circulação de Mercadorias, Serviços de Transporte Interestadual, Intermunicipal e Comunicação”) on interstate sales at a differential rate (“ICMS-DIFAL”) without the existence of a complementary law. Four of these cases were filed in 2020 and the other 11 were filed in 2021, after Ebazar.com.br Ltda. opened new branches. On February 24, 2021, the Brazilian Supreme Court ruled on the controversy in a binding precedent, which declared the unconstitutionality of ICMS-DIFAL without the proper complementary law. In the same case, however, the Supreme Court ruled on the modulation of the effects of its decision (ex tunc.). Therefore, those 11 cases filed by the Company after the Supreme Court’s decision may not stand because of the modulation of effects with respect to that decision. The Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing is probable. For that reason, the Company has recorded a $7 million provision related to these 11 cases for the disputed amounts. For the other 4 cases filed before the Supreme Court’s decision, the risk of losing is remote.

In January 2022, (therefore, already in the course of fiscal year 2022 and already in full application of the understanding of the Supreme Court for unconstitutionality), supplementary Law No. 190/22 was published, outlining the general rules for the requirement of DIFAL and expressly mentioning the need to comply with the principle of anticipation. Notwithstanding this provision, which expressly points to the need to comply with the anticipation, the Brazil’s Federation Units have not complied with this guarantee. Therefore, Ebazar.com.br Ltda. and Mercado Pago Instituição de Pagamento Ltda., filed writs of mandamus to the 27 Federation Units, aiming not to have demanded DIFAL. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

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

As of March 31, 2022 and December 31, 2021, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $2,958 million and $2,964 million, respectively, for which the Company recorded an allowance of $6 million and $5 million, respectively.

Commitments

The Company committed to purchase cloud platform services from two U.S. suppliers based on the following terms:

a) for a total amount of $824 million, to be fully paid off between October 1, 2021 and September 30, 2026. As of March 31, 2022, the Company had paid $44 million in relation thereto; and

b) for a total amount of $108 million, to be fully paid off between September 17, 2021 and September 17, 2024. As of March 31, 2022, the Company had paid $10 million in relation thereto.

10. Long term retention program (“LTRP”)

The following table summarizes the long term retention program accrued compensation expense for the three-month periods ended March 31, 2022 and 2021, which are payable in cash according to the decisions made by the Board of Directors:

	Three Months Ended March 31,
	2022	2021
	(In millions)
LTRP 2016	$—	$(1)
LTRP 2017	(1)	(1)
LTRP 2019	6	8
LTRP 2020	7	10
LTRP 2021	8	6
LTRP 2022	10	—
Total LTRP	$30	$22

11. Loans payable and other financial liabilities

The following table summarizes the Company’s Loans payable and other financial liabilities as of March 31, 2022 and December 31, 2021:

					Book value as of

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	March 31, 2022	December 31, 2021
					(In millions)
Current loans payable and other financial liabilities:
Loans from banks
Chilean Subsidiary	Chilean Pesos	Fixed	8.04%	April - June 2022	$126	$112
Brazilian Subsidiary	US Dollar	Variable	LIBOR 3M + 0.7408%	April - July 2022	60	60
Brazilian Subsidiary	US Dollar	Fixed	1.30%	December 2022	50	50
Brazilian Subsidiary	US Dollar	Fixed	1.70%	November 2022	50	50
Mexican Subsidiary	Mexican Peso	Variable	TIIE + 2.20%	May - November 2022	68	66
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	6.69%	June 2022	9	8
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	7.15%	April - July 2022	16	15
Colombian Subsidiary	Colombian Pesos	Fixed	7.30%	June 2022	11	16
Chilean Subsidiary	Chilean Pesos	Fixed	8.16%	April 2022	8	—
Chilean Subsidiary	Chilean Pesos	Fixed	2.46%	April 2022 - March 2023	2	1

Secured lines of credit
Argentine Subsidiary	Argentine Pesos	Fixed	37.01%	April 2022	37	44
Argentine Subsidiary	Argentine Pesos	Fixed	35.69%	April 2022	26	25
Brazilian Subsidiary	Brazilian Reais			April 2022	16	—
Mexican Subsidiary	Mexican Peso	Fixed	10.08%	April 2022 - March 2023	4	4

Unsecured lines of credit
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	7.98%	April 2022	26	27
Argentine Subsidiary	Argentine Pesos	Fixed	37.05%	April 2022	97	115
Brazilian Subsidiary	Brazilian Reais	Fixed	1%	April 2022	1	4

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 5.25 -7.15%	February - March 2023	75	—
Brazilian Subsidiary	Brazilian Reais	Variable	99% to 126.5% of CDI	April 2022 - March 2023	455	518
Brazilian Subsidiary	Brazilian Reais	Fixed	7.65 - 13.30%	April 2022 - March 2023	83	41
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.72-0.76%	May - June 2022	105	23

2028 Notes					1	3
2026 Sustainability Notes					2	4
2031 Notes					5	10
Finance lease obligations					12	10
Collateralized debt					109	77
Other lines of credit					5	2
					$1,459	$1,285

					Book value as of

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	March 31, 2022	December 31, 2021
					(In millions)
Non-Current loans payable and other financial liabilities:
2028 Notes					435	312
2026 Sustainability Notes					397	397
2031 Notes					694	694
Financial Bills
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.95 - 1.10%	July 2023 - February 2024	111	92
Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	106% to 129% of CDI	April 2023 - April 2024	17	3
Finance lease obligations					39	36
Collateralized debt					916	674
Loans from banks
Chilean Subsidiary	Chilean Pesos	Fixed	2.46%	April 2023 - April 2025	3	4
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.8%	May 2024 - May 2031	5	4

Secured lines of credit
Mexican Subsidiary	Mexican Peso	Fixed	10.08%	April 2023 - December 2026	17	17
Other lines of credit					4	-
					$2,638	$2,233

See Notes 12 and 13 to these interim condensed consolidated financial statements for details regarding the Company’s collateralized debt securitization transactions and finance lease obligations, respectively.

2.375% Sustainability Senior Notes Due 2026 and 3.125% Senior Notes Due 2031

On January 14, 2021, the Company closed a public offering of $400 million aggregate principal amount of 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”) and $700 million aggregate principal amount of 3.125% Notes due 2031 (the “2031 Notes”, and together with the 2026 Sustainability Notes, the “Notes”). The Company will pay interest on the Notes on January 14 and July 14 of each year, beginning on July 14, 2021. The 2026 Sustainability Notes will mature on January 14, 2026, and the 2031 Notes will mature on January 14, 2031. In connection with the Notes, the Company capitalized $11 million of debt issuance costs, which are amortized during the term of the Notes. The Company intends to allocate an amount equal to the net proceeds from the sale of the 2026 Sustainability Notes to finance or refinance Eligible Projects. “Eligible Projects” are investments and expenditures made by the Company beginning with the issuance date of the 2026 Sustainability Notes or in the 24 months prior to the issuance of the 2026 Sustainability Notes, that: (i) contribute to environmental objectives such as: clean transportation, land conservation and preservation, energy efficiency, renewable energy, green buildings and pollution prevention and control, (ii) aim to address or mitigate a specific social issue or seek to achieve positive social outcomes especially, but not exclusively, for one or more target populations or (iii) combine (i) and (ii).

Certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guarantee the payment of principal, premium, if any, interest, and all other amounts in respect of each of the Notes (the “Subsidiary Guarantees”). The initial Subsidiary Guarantors are MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., Mercado Pago Instituição de Pagamento Ltda. (formerly known as “MercadoPago.com Representações Ltda.”), MercadoLibre Chile Ltda., MercadoLibre, S.A. de C.V. (formerly known as “MercadoLibre, S. de R.L. de C.V.”), DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. On October 27, 2021, MercadoLibre, S.A. de C.V. became an excluded subsidiary pursuant to the terms of the Notes and it was released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes.

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

2.00% Convertible Senior Notes Due 2028

On August 24, 2018, the Company issued $800 million of 2.00% Convertible Senior Notes due 2028 and issued an additional $80 million of notes on August 31, 2018 pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, for an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (collectively, the “2028 Notes”). The 2028 Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on February 15 and August 15 of each year, at a rate of 2.00% per annum. The 2028 Notes will mature on August 15, 2028 unless earlier redeemed, repurchased or converted in accordance with their terms prior to such date. The 2028 Notes may be converted, under specific conditions, based on an initial conversion rate of 2.2553 shares of common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of $443.40 per share of common stock), subject to adjustment as described in the indenture governing the 2028 Notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. As of March 31, 2022, the principal and issuance costs of the 2028 Notes amounted to $439 million and $4 million, respectively. For additional information regarding the 2028 Notes please refer to Note 2 and Note 16 to the audited consolidated financial statements for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC.

During the three-month period ended March 31, 2022, 2 Notes were converted, for a total amount of $2 thousand. The determination of whether or not the Notes are convertible must be performed on a quarterly basis. The Company reconfirmed during the first quarter of 2022 that the conversion threshold was met and the Notes remain eligible for conversion. As of the date of issuance of these interim condensed consolidated financial statements, the Company did not receive additional requests for conversion.

The Company has entered into capped call transactions with respect to shares of its common stock with certain financial institutions (the “2028 Notes Capped Call Transactions”). The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of the Company’s common stock is greater than the strike price and lower than the cap price of the 2028 Notes Capped Call Transactions. The amounts the Company has paid, including transaction expenses, are $92 million (August 2018), $11 million (November 2018), $88 million (June 2019), $104 million (June 2020), $83 million (August 2020), $120 million (November 2020) and $101 million (January 2021). In addition, the Company paid $8 million in November 2019 to amend the strike and cap prices of the capped call transaction purchased in November 2018. The cost of the 2028 Notes Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheets. In June and August 2021, the Company terminated certain of its 2028 Notes Capped Call Transactions and received as consideration $102 million in cash and 57,047 shares of Common Stock, and $294 million in cash and 89,978 shares of Common Stock, respectively. Cash proceeds of terminating certain of the 2028 Notes Capped Call Transactions in June and August 2021 were used to repurchase 71,175 shares and 158,413 shares of Common Stock, respectively.

In January 2021, the Company repurchased $440 million principal amount of the outstanding of the 2028 Notes. The total amount paid amounted to $1,865 million, which includes principal, interest accrued and premium. The settlement consideration was first allocated to the extinguishment of the liability component of the 2028 Notes repurchased. The difference of $30 million between the fair value of the liability component and the net carrying amount of the liability component and unamortized debt issuance costs was recognized as a loss on debt extinguishment; in addition, $19 million paid as a premium was recognized as a loss in Interest expense and other financial losses line in the consolidated statement of income in January 2021. The remaining consideration of $1,484 million (net of income tax effects) was allocated to the reacquisition of the equity component and recognized as a reduction of stockholders’ equity.

The total estimated fair value of the 2028 Notes was $1,220 million and $1,367 million as of March 31, 2022 and December 31, 2021, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of March 31, 2022 and December 31, 2021 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $1,189.48 closing price of the Company’s common stock on March 31, 2022, the if-converted value of the 2028 Notes exceeded their principal amount by $739 million.

Revolving Credit Agreement

On March 31, 2022, the Company, as borrower, entered into a $400 million revolving credit agreement (the “Credit Agreement”). Under the Credit Agreement, the Company’s subsidaries MercadoLibre S.R.L., Ebazar.com.br Ltda, Ibazar.com Atividades De Internet Ltda., Mercado Envios Serviços de Logística Ltda., Mercado Pago Instituição de Pagamento Ltda., Deremate.com de Mexico S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., Mercado Libre Chile Ltda., and Mercadolibre Colombia Ltda have guaranteed the Company’s obligations.

The interest rates under the Credit Agreement are based on Adjusted Term SOFR (“Secured Overnight Funding Rate”) plus an interest margin of 1.25% per annum. Any loans drawn under the Credit Agreement must be repaid on or prior to March 31, 2025. The Company is also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%.

As of March 31, 2022, no amounts have been borrowed under the facility.

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

The following table summarizes the Company’s collateralized debt as of March 31, 2022:

SPEs	Collateralized debt as of March 31, 2022	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	170	CDI + 2.50%	Brazilian Reais	May 2024
Fundo de Investimento Em DireitosCreditórios Arandu	211	CDI + 1.75%	Brazilian Reais	June 2023
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	23	CDI + 3.50%	Brazilian Reais	August 2023
Olimpia Fundo de Investimento Em Direitos Creditórios	109	CDI + 1.25%	Brazilian Reais	November 2024
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	172	CDI + 1.90%	Brazilian Reais	May 2028
Mercado Crédito X	2	Badlar rates plus 200 basis points with a min 30% and a max 45%	Argentine Pesos	June 2022
Mercado Crédito XI	6	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	September 2022
Mercado Crédito Consumo V	4	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	June 2022
Mercado Crédito Consumo VI	12	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	August 2022
Mercado Crédito Consumo VII	12	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	October 2022
Mercado Crédito Consumo VIII (*)	13	Badlar rates plus 200 basis points with a min 30% and a max 50%	Argentine Pesos	January 2023
Mercado Crédito XII	9	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	November 2022
Mercado Crédito XIII	14	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	April 2023
Mercado Crédito XIV(*)	17	Badlar rates plus 200 basis points with a min 30% and a max 48%	Argentine Pesos	February 2023
Fideicomiso de administración y fuente de pago CIB/3756	150	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 1.9%	Mexican Pesos	October 2023
Fideicomiso de administración y fuente de pago CIB/3369	101	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.0%	Mexican Pesos	April 2024

(*)

Mercado Crédito Consumo VIII and Mercado Crédito XIV trusts made a public bond offering in Argentine stock market on April 19, 2022 and May 4, 2022, respectively. As of March 31, 2022, Loans payables owned by these trusts were obtained through private placements.

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

The assets and liabilities of the SPEs are included in the Company’s interim condensed consolidated financial statements as of March 31, 2022 and December 31, 2021 as follows:

	March 31,	December 31,
	2022	2021
Assets	(In millions)
Current assets:
Restricted cash and cash equivalents	$410	$282
Credit cards receivable and other means of payments, net	284	278
Loans receivable, net	867	608
Total current assets	1,561	1,168
Non-current assets:
Long-term investments	15	13
Loans receivable, net	59	45
Total non-current assets	74	58
Total assets	$1,635	$1,226
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$3	$1
Loans payable and other financial liabilities	109	77
Total current liabilities	112	78
Non-current liabilities:
Loans payable and other financial liabilities	916	674
Total non-current liabilities	916	674
Total liabilities	$1,028	$752

13. Leases

The Company leases certain fulfillment, cross-docking and services centers, office space, machines and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows:

	March 31,	December 31,
	2022	2021
Operating Leases	(In millions)
Operating lease right-of-use assets	$542	$461

Operating lease liabilities	$543	$464

Finance Leases
Property and equipment, at cost	79	68
Accumulated depreciation	(18)	(14)
Property and equipment, net	$61	$54

Loans payable and other financial liabilities	$51	$46

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases at March 31, 2022:

Weighted average remaining lease term
Operating leases	7	Years
Finance leases	4	Years

Weighted average discount rate (*)
Operating leases	9%
Finance leases	14%

(*) Includes discount rates of leases in local currency and U.S. dollar.

The components of lease expense were as follows:

	Three months ended March 31,
	2022	2021
	(In millions)
Operating lease cost	$27	$16

Finance lease cost:
Depreciation of property and equipment	4	1
Interest on lease liabilities	2	1
Total finance lease cost	$6	$2

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	(In millions)
Operating cash flows from operating leases	$27	$15
Financing cash flows from finance leases	4	4

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$61	$65
Finance leases	3	6

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending March, 2022	Operating Leases	Finance Leases
	(In millions)
One year or less	$124	$17
One year to two years	121	18
Two years to three years	114	16
Three years to four years	99	9
Four years to five years	69	7
Thereafter	180	—
Total lease payments	$707	$67
Less imputed interest	(164)	(16)
Total	$543	$51

14. Derivative instruments

Cash Flow Hedge

As of March 31, 2022 the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of March 31, 2022, the Company estimated that the whole amount of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

In addition, the Company has entered into swap contracts to hedge the interest rate fluctuation of its financial debt issued by one of its Brazilian subsidiaries. The Company designated the swap contracts as cash flow hedges. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the interest expense affects earnings.

Net Investment Hedge

The Company used cross currency swap contracts, to reduce the foreign currency exchange risk related to its investment in its Brazilian foreign subsidiaries and the interest rate risk. This derivative was designated as a net investment hedge and, accordingly, gains and losses are reported as a component of accumulated other comprehensive income. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period that the interest expense affects earnings.

Derivative instruments not designated as hedging instruments

As of March 31, 2022, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian and Mexican subsidiaries, whose functional currencies are the Brazilian Reais and Mexican Peso, respectively. These transactions were not designated as hedges for accounting purposes.

In addition, the Company has entered into full cross currency swap contracts to hedge the interest rate fluctuation and foreign currency fluctuations of its financial debt nominated in U.S. dollars held by its Brazilian subsidiaries that mature in 2022. These transactions were not designated as hedges for accounting purposes.

Finally, as of March 31, 2022, the Company entered into swap contracts to hedge the interest rate fluctuation of its financial debt related to its credit cards receivable securitization transactions. These transactions were not designated as hedges for accounting purposes.

The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of	Notional Amount as of
	March 31, 2022	December 31, 2021
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$91	$89
Interest rate contracts	$48	$—
Cross currency swap contracts	$105	$94

Not designated as hedging instrument
Foreign exchange contracts	$82	$—
Interest rate contracts	$343	$249
Cross currency swap contracts	$160	$160

Derivative Instrument Contracts

The fair values of the Company’s outstanding derivative instruments as of March 31, 2022 and December 31, 2021 were as follows:

		March 31,	December 31,
	Balance sheet location	2022	2021
		(In millions)
Derivatives
Cross currency swap contracts designated as net investment hedge	Other non-current Assets	$—	$7
Cross currency swap contracts not designated as hedging instruments	Other current Assets	—	8
Foreign exchange contracts designated as cash flow hedges	Other current Assets	—	2
Interest rate contracts not designated as hedging instruments	Other current Assets	1	—
Cross currency swap contracts not designated as hedging instruments	Other current Liabilities	29	5
Cross currency swap contracts designated as net investment hedge	Other non-current Liabilities	8	—
Foreign exchange contracts not designated as hedging instruments	Other current Liabilities	4	—
Foreign exchange contracts designated as cash flow hedges	Other current Liabilities	12	1

The effects of derivative contracts on the unaudited interim condensed consolidated statement of comprehensive income as of March 31, 2022 were as follows:

		Amount of	Amount of gain (loss) reclassified
	December 31,	Loss (gains) recognized	from accumulated	March 31,
	2021	in other comprehensive loss	other comprehensive loss	2022
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$ 1	$ (14)	$ 1	$ (12)
Cross currency swap contract designated as net investment hedge	7	(15)	2	(6)
	8	(29)	3	(18)

The effects of derivative contracts not designated as hedging instruments on the unaudited interim condensed consolidated statements of income for the three-month periods ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Foreign exchange contracts not designated as hedging instruments recognized in interest and other, net	$(5)	$19
Cross currency swap contract not designated as hedging instrument recognized in foreign exchange	(32)	—

15. Share repurchase program

On August 30, 2020, the Board of Directors of MercadoLibre (“the Board”) authorized the Company to repurchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for aggregate consideration of up to $350 million. The share repurchase program expired on August 31, 2021. On August 4, 2021, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $150 million (the “2021 Authorization”). This authorization, which replaced and superseded the previous authorization, was scheduled to expire on August 31, 2022. On March 1, 2022, the Board authorized an increase in the 2021 Authorization of $300 million, from an aggregate consideration of up to

$150 million to an aggregate consideration of up to $450 million. The Board also authorized an extension of the term of the 2021 Authorization, from August 31, 2022 to August 31, 2023.

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

As of March 31, 2022, the Company had acquired 163,820 shares under the aforementioned share repurchase programs.

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

From time to time, the Company acquires shares of its own common stock in the Argentine market and pays for them in Argentine pesos at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism, because of restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate in Argentina. As a result, the Company recognized a foreign currency loss of $35 million and $18 million for the three-month periods ended March 31, 2022 and 2021, respectively.

16. Subsequent Event

Air Logistic Services Agreement

On April 8, 2022, the Company signed a 10-year agreement with Gol Linhas Aereas S.A. for the provision of air logistics services in Brazil. According to the agreement, Gol Linhas Aereas S.A. will provide logistics services to Mercado Envios through six dedicated aircrafts.

Advisory Agreement and Restricted stock grant

On April 8, 2022, the Company entered into an Advisory Services Agreement with Mr. Stelleo Tolda (former Mercado Libre’s Executive officer) whereby he will provide us with certain consulting and advisory services as an independent contractor for a three-year period for a fee of $10,000 per month. The Company also entered into a restricted stock award agreement with Mr. Tolda on April 8, 2022, whereby we will award Mr. Tolda a grant of 5,051 shares of restricted stock under the Amended and Restated 2009 Equity Compensation Plan. One-fifth of the restricted stock award vests on each of the five anniversaries of the grant date, subject to Mr. Tolda’s continued compliance with the restrictive covenants set forth in the agreement.

Approval of license to operate as an E-money institution in Mexico

As of March 2018, Mexico enacted a law that regulates Crowdfunding Platforms and E-money Institutions (locally known as Instituciones de Fondos de Pago Electrónico) (the “Fintech Law”). Under the Fintech Law, institutions that provided the aforementioned services prior to its enactment were allowed to continue operating until they successfully completed their license application process before the Mexican National Banking and Securities Commission (Comisión Nacional Bancaria y de Valores, or the “CNBV”). The Company’s Mexican subsidiary submitted an application to obtain such license in September 2019.

On April 29, 2022, MercadoLibre, S.A. de C.V. Institución de Fondos de Pago Electrónico, a Mexican subsidiary obtained the final approval by the CNBV to operate as an E-money Institution which implies the ability to issue, manage, redeem and transfer e-money on behalf of its clients, through computer applications, interfaces, web sites or any other means of electronic or digital communication.

The above-mentioned final approval is subject to publication in the Mexican Official Gazette (“Diario Oficial de la Federación”), which should take place within the next 10 business days after the final approval.

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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties–many of which are beyond our control– as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on February 23, 2022 and in other reports we file from time to time with the SEC.

You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited interim condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be material that could cause results to differ materially from our expectations. Certain monetary amounts included elsewhere in this document have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them.

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

•a discussion of our principal trends and results of operations for the three-month periods ended March 31, 2022 and 2021;

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

To complement the Mercado Libre Marketplace and enhance the user experience for our buyers and sellers, we developed Mercado Pago, an integrated digital payments solution. Mercado Pago was initially designed to facilitate transactions on Mercado Libre’s Marketplaces by providing a mechanism that allowed our users to securely, easily and promptly send and receive payments. Now Mercado Pago is a full ecosystem of Financial Technology solutions both in the digital and physical world. Our digital payments solution enables any MercadoLibre registered user to securely and easily send and receive digital payments and to pay for purchases made on any of MercadoLibre’s Marketplaces. Currently, Mercado Pago processes and settles all transactions on our Marketplaces in Brazil, Argentina, Mexico, Chile, Colombia, Uruguay and in Peru. In addition, Mercado Pago grants through our Mercado Credito solution, loans to sellers and buyers in Argentina, Brazil, Mexico, and Chile.

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

The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full experience. Sellers that opt into our logistics solutions are not only able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices, but are also eligible to access shipping subsidies to offer free or discounted shipping for many of their sales on our Marketplaces. In 2020, we launched Meli Air with a fleet of dedicated aircrafts covering routes across Brazil and Mexico, with the aim of improving our delivery times. We have also developed a network of independent neighborhood stores and commercial points (known as “MELI Places”) to receive and store packages that are in transit using our integrated technology. MELI Places network allows buyers and sellers to pick-up, drop-off, or return packages with a better experience, reducing the travel distance for all parties. As of March 31, 2022, we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile, Colombia, Uruguay and Peru.

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

Complementing the service that we offer to our users, our digital storefront solution, Mercado Shops, allows users to set-up, manage and promote their own digital stores. These stores are hosted by Mercado Libre and offer integration with the rest of our ecosystem, namely our Marketplaces, payment services and logistics services. Users can create a store at no cost, and can access additional functionalities and value added services on commission.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the three-month periods ended March 31, 2022 and 2021:

	Three-month Periods Ended
	March 31,
(% of total consolidated net revenues)	2022	2021
Brazil	55.7%	55.8%
Argentina	23.0	21.6
Mexico	16.2	16.7
Other Countries	5.1	5.9

The following table summarizes the changes in our net revenues by segment for the three-month periods ended March 31, 2022 and 2021:

	Three-month Periods Ended		Change from 2021
	March 31,		to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
Net Revenues:
Brazil	$1,252	$769	$483	62.8%
Argentina	518	297	221	74.4
Mexico	364	230	134	58.3
Other Countries	114	82	32	39.0
Total Net Revenues	$2,248	$1,378	$870	63.1%

Recent Developments

Issuance of a Revolving Credit Facility

On March 31, 2022, we entered into a $400 million revolving credit agreement (the “Credit Agreement”) with the lenders party thereto (the “Lenders”), Citibank, N..A. as administrative agent and MercadoLibre S.R.L., Ebazar.com.br Ltda, Ibazar.com Atividades De Internet Ltda., Mercado Envios Serviços de Logística Ltda., Mercado Pago Instituição de Pagamento Ltda., Deremate.com de Mexico S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., Mercado Libre Chile Ltda., and Mercadolibre Colombia Ltda as initial guarantors.

The interest rates under the Credit Arrangement are based on Adjusted Term SOFR (“Secured Overnight Funding Rate”) plus an interest margin of 1.25% per annum. Any loans drawn under the Credit Arrangement must be repaid on or prior to March 31, 2025. We are also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%.

As of March 31, 2022, no amounts have been borrowed under the facility.

Air Logistic Services Arrangement

On April 8, 2022, we signed a 10-year agreement with Gol Linhas Aereas S.A. for the provision of air logistics services in Brazil. According to the agreement, Gol Linhas Aereas S.A. will provide logistics services to Mercado Envios through six dedicated aircrafts.

Approval of license to operate as an E-money institution in Mexico

As of March 2018, Mexico enacted a law that regulates Crowdfunding Platforms and E-money Institutions (locally known as Instituciones de Fondos de Pago Electrónico) (the “Fintech Law”). Under the Fintech Law, institutions that provided the aforementioned services prior to its enactment were allowed to continue operating until they successfully completed their license application process before the Mexican National Banking and Securities Commission (Comisión Nacional Bancaria y de Valores, or the “CNBV”). Our Mexican subsidiary submitted an application to obtain such license in September 2019.

On April 29, 2022, MercadoLibre, S.A. de C.V. Institución de Fondos de Pago Electrónico, a Mexican subsidiary obtained the final approval by the CNBV to operate as an E-money Institution which implies the ability to issue, manage, redeem and transfer e-money on behalf of its clients, through computer applications, interfaces, web sites or any other means of electronic or digital communication.

The above-mentioned final approval is subject to publication in the Mexican Official Gazette (“Diario Oficial de la Federación”), which should take place within the next 10 business days after the final approval.

Description of Line Items

Net revenues

We disaggregate revenues into four geographical reporting segments. Within each of our segments, the services we provide and products we sell generally fall into two distinct revenue streams: “Commerce” and “Fintech.”

The following table summarizes our consolidated net revenues by revenue stream for the three-month periods ended March 31, 2022 and 2021:

	Three-month Periods Ended
	March 31,
Consolidated net revenues by revenue stream	2022	2021
	(in millions)
Commerce	$1,277	$911
Fintech	971	467
Total	$2,248	$1,378

Revenues from Commerce transactions are mainly generated from:

•marketplace fees that include final value fees and flat fees for transactions below a certain merchandise value;

•first party sales;

•shipping fees, net of the third-party carrier costs (when we act as an agent);

•ad sales up-front fees;

•classifieds fees; and

•fees from other ancillary businesses.

Final value fees represent a percentage of the sale value that is charged to the seller once an item is successfully sold and flat fees represent a fixed charge for transactions below a certain merchandise value.

Revenues from first-party sales are generated when control of the good is transferred, upon delivery to our customers.

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March 31, 2022 and 2021, no single customer accounted for more than 5.0% of our net revenues.

Our Mercado Libre Marketplace is available in 18 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay, Venezuela (deconsolidated since December 1, 2017), Bolivia, Honduras, Nicaragua, El Salvador, Guatemala and Paraguay), and Mercado Pago is available in 7 countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico and Uruguay). Additionally, Mercado Envios is available in 7 countries (Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay). The functional currency for each country’s operations is the country’s local currency, except for Argentina, where the functional currency is the U.S. dollar due to Argentina’s status as a highly inflationary economy. Our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. Please refer to “Summary of significant accounting policies” in Note 2 of our unaudited interim condensed consolidated financial statements for further detail on foreign currency translation.

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues, which are classified as a cost of net revenues. These taxes represented 7.3% of net revenues for the three-month period ended March 31, 2022, as compared to 8.2% for the same period in 2021.

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

General and administrative expenses

Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation of non-employee directors, long term retention program compensation, expenses for legal, audit and other professional services, insurance expenses, office space rental expenses, impairment losses from digital assets, travel and business expenses, as well as depreciation and amortization costs. Our general and administrative expenses include the costs of the following areas: general management, finance, treasury, internal audit, administration, accounting, tax, legal and human resources.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies, Management estimates or accounting policies since the year ended December 31, 2021 and disclosed in the Form 10-K, see “Critical Accounting Policies and Estimates.”

Results of operations for the three-month period ended March 31, 2022 compared to the three-month period ended March 31, 2021

The selected financial data for the three-month periods ended March 31, 2022 and 2021 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that Management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or for any other period.

Statement of income data

	Three-month Periods Ended March 31,
(In millions)	2022	2021
	(Unaudited)
Net service revenues	$1,997	$1,230
Net product revenues	251	148
Net revenues	2,248	1,378

Cost of net revenues	(1,175)	(787)
Gross profit	1,073	591

Operating expenses:
Product and technology development	(234)	(126)
Sales and marketing	(541)	(288)
General and administrative	(159)	(86)
Total operating expenses	(934)	(500)
Income from operations	139	91

Other income (expenses):
Interest income and other financial gains	31	25
Interest expense and other financial losses (*)	(56)	(91)
Foreign currency losses	(3)	(15)
Net income before income tax expense	111	10

Income tax expense	(46)	(44)
Net income (loss)	$65	$(34)

(*) Includes $49 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 11 of our unaudited interim condensed consolidated financial statements for further detail on 2028 Notes repurchase.

Principal trends in results of operations

Net revenues

Our net revenues maintained its growth trajectory during the first three months of 2022, specifically related to the growth of our fintech solution services (credits business, off-platform transactions through Mercado Pago, etc.) and the increase in our gross merchandise volume. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Net Revenues” section in the current document for further detail on net revenues trends for the three-month periods ended March 31, 2022, and 2021.

As a consequence of the COVID-19 pandemic which has affected many countries in Latin America, governments in the region imposed total or partial lockdowns and curfews in March 2020, some of which have been subsequently extended, modified or rescinded based on the evolution of the COVID-19 pandemic. On balance, the effect of such measures on consumer behavior has resulted in revenue growth for our business. However, it is uncertain how consumer behavior will evolve in the future, and how and whether that will impact our revenues, particularly given that Latin American governments have been easing or lifting those measures.

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

Our gross profit trends are directly affected by our revenue, as stated above, and our cost of net revenues. In this sense, our main cost of net revenue is composed of cost of sales of goods, bank and credit card processing charges for transactions and fees paid with credit cards and other payment methods, sales taxes, shipping operation costs (including warehousing costs), carrier and other operating costs, hosting and site operation fees, compensation for customer support personnel and ISP connectivity charges. This cost structure is directly affected by the level of operations of our services, and our strategic plan on gross profit is built on factors such as an ample liquidity to fund expenses and investments and a cost-effective capital structure.

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

For the three-month periods ended March 31, 2022 and 2021, our gross profit margins were 47.7% and 42.9%, respectively. The increase in our gross profit margin resulted primarily from the increase in our credits business and the decrease in our shipping operating cost and collection fees, as a percentage of net revenues.

Operating margins

Our Operating margin is defined as income from operations as a percentage of net revenues.

Our operating margin is affected by our operating expenses structure, which mainly consists of our employees’ salaries, our sales and marketing expenses related to those activities we incurred to promote our services, product development expenses, etc. As we continue to grow and focus on expanding our leadership in the region, we will continue to invest in product development, sales and marketing and human resources in order to promote our services and capture long-term business opportunities. As a result, we may experience decreases in our operating margins.

The COVID-19 pandemic and its potential negative impacts on our business could also have negative impacts on our operating margins if we fail to closely monitor operating expenses on demand patterns and expenses are not adjusted in order to maintain an appropriate balance of such expenses with our actual rate of business development.

For the three-month period ended March 31, 2022, as compared to the same period in 2021, our operating margin decreased from a margin of 6.6% to a margin of 6.2%. This decrease is primarily a consequence of an increase in bad debt expenses, as a percentage of net revenues.

Other Data

The following table includes seven key performance indicators, which are calculated as defined in the footnotes to the table. Each of these indicators provide a different measure of the level of activity on our platform, and we use them to monitor the performance of the business.

	Three-month Periods Ended March 31, (*)
(in millions)	2022	2021

Unique active users (1)	81	70
Gross merchandise volume (2)	$7,665	$6,057
Number of successful items sold (3)	267	222
Number of successful items shipped (4)	254	208
Total payment volume (5)	$25,319	$14,718
Total volume of payments on marketplace (6)	$7,452	$5,840
Total payment transactions (7)	1,091	630
Capital expenditures	$137	$113
Depreciation and amortization	$84	$38

(*) Figures have been calculated using rounded amounts. Growth calculations based on this table may not total due to rounding

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

(6)Measure of the total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago, excluding shipping and financing fees.

(7)Measure of the number of all transactions paid for using Mercado Pago.

Net revenues

	Three-month Periods Ended		Change from 2021
	March 31,		to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
Total Net Revenues	$2,248	$1,378	$870	63.1%

Our net revenues grew 63.1% for the three-month period ended March 31, 2022, as compared to the same period in 2021. The increase in net revenues was primarily attributable to:

a)an increase of $366 million, or 40.2%, in Commerce revenues, for the three-month period ended March 31, 2022, as compared to the same period in 2021. This increase is mainly generated by a 26.5% increase in our gross merchandise volume, an increase of $99 million in our first-party sales and an increase of $73 million in shipping services billed net of carrier costs for the three-month period ended March 31, 2022, as compared to the same period in 2021. Shipping carrier costs which are netted from shipping revenues increased $67 million, from $334 million for the three-month period ended March 31, 2021 to $401 million for the three-month period ended March 31, 2022; and

b)an increase of 107.9%, in fintech revenues, from $467 million for the three-month period ended March 31, 2021, to $971 million for the three-month period ended March 31, 2022. This increase is mainly generated by an increase of 204.5% in credits business and increases in off-platform transactions and financing mainly associated to a 72.0% increase in our total payment volume for the three-month period ended March 31, 2022, as compared to the same period in 2021.

	Three-month Periods Ended		Change from 2021
	March 31,		to 2022
Consolidated Net Revenues by revenue stream	2022	2021	in Dollars	in %
	(in millions, except percentages)
Brazil
Commerce	$689	$491	$198	40.3%
Fintech	563	278	285	102.5%
	$1,252	$769	$483	62.8%
Argentina
Commerce	$240	$167	$73	43.7%
Fintech	278	130	148	113.8%
	$518	$297	$221	74.4%
Mexico
Commerce	$262	$188	$74	39.4%
Fintech	102	42	60	142.9%
	$364	$230	$134	58.3%
Other countries
Commerce	$87	$65	$22	33.8%
Fintech	27	17	10	58.8%
	$114	$82	$32	39.0%
Consolidated
Commerce	$1,277	$911	$366	40.2%
Fintech	971	467	504	107.9%
Total	$2,248	$1,378	$870	63.1%

Brazil

Commerce revenues in Brazil increased 40.3% in the three-month period ended March 31, 2022 as compared to the same period in 2021. This increase was primarily generated by a 29.0% increase in our gross merchandise volume and the increase in our first-party sales and shipping services billed net of carrier costs. Fintech revenues grew by 102.5%, a $285 million increase, during the three-month period ended March 31, 2022 as compared to the same period in 2021, mainly driven by a 89.4% increase in the off-platform payments volume, credits business and financing.

Argentina

Commerce revenues in Argentina increased 43.7% in the three-month period ended March 31, 2022 as compared to the same period in 2021. This increase was primarily generated by a 43.5% increase in our gross merchandise volume and the increase in our first-party sales. Fintech revenues grew 113.8%, a $148 million increase, during the three-month period ended March 31, 2022 as compared to the same period in 2021, mainly driven by a 133.1% increase in the off-platform payments volume, credits business and financing.

Mexico

Commerce revenues in Mexico increased 39.4% in the three-month period ended March 31, 2022 as compared to the same period in 2021. This increase was primarily generated by a 20.0% increase in our gross merchandise volume and the increase in our first-party sales. Fintech revenues grew 142.9%, a $60 million increase, during the three-month period ended March 31, 2022 as compared to the same period in 2021, mainly driven by a 97.2% increase in the off-platform payments volume, financing and credits business.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	(in millions, except percentages)

2022
Net revenues	$2,248	$	n/a	$	n/a	$	n/a
Percent change from prior quarter	5%
2021
Net revenues	$1,378		$1,703		$1,857		$2,131
Percent change from prior quarter	4%		24%		9%		15%

The following table sets forth the growth in net revenues in local currencies, for the three-month period ended March 31, 2022 as compared to the same period in 2021:

(% of revenue growth in Local Currency) (*)	Three-month period
Brazil	55.0%
Argentina	109.9%
Mexico	59.4%
Other Countries	52.7%
Total Consolidated	67.4%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2021 and applying them to the corresponding months in 2022, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.

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

Cost of net revenues

	Three-month Periods Ended		Change from 2021
	March 31,		to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
Total cost of net revenues	$1,175	$787	$388	49.3%
As a percentage of net revenues	52.3%	57.1%

For the three-month period ended March 31, 2022 as compared to the same period in 2021, the increase of $388 million in cost of net revenues was primarily attributable to: i) a $124 million increase in shipping operating costs; ii) a $100 million increase in cost of sales of goods mainly in Brazil, Argentina and Mexico; iii) a $66 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iv) a $51 million increase in sales taxes; and v) a $30 million increase mainly related to higher funding cost related to our credits business.

Product and technology development expenses

	Three-month Periods Ended		Change from 2021
	March 31,		to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
Product and technology development	$234	$126	$108	85.7%
As a percentage of net revenues	10.4%	9.1%

For the three-month period ended March 31, 2022, the increase in product and technology development expenses as compared to the same period in 2021 amounted to $108 million. This increase was primarily attributable to: i) a $70 million increase in salaries and wages mainly related to new hires, partially offset by social security benefits granted pursuant to the knowledge-based economy promotional regime in Argentina; and ii) a $22 million increase in depreciation and amortization expenses.

We believe product development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Three-month Periods Ended		Change from 2021
	March 31,		to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
Sales and marketing	$541	$288	$253	87.8%
As a percentage of net revenues	24.1%	20.9%

For the three-month period ended March 31, 2022, the $253 million increase in sales and marketing expenses as compared to the same period in 2021 was primarily attributable to: i) a $170 million increase in bad debt expenses mainly related to the growth of our credits business; ii) a $23 million increase in online and offline marketing expenses mainly in Brazil, Mexico and Argentina; iii) a $16 million increase in salaries and wages; and iv) a $14 million increase in chargebacks.

General and administrative expenses

	Three-month Periods Ended		Change from 2021
	March 31,		to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
General and administrative	$159	$86	$73	84.9%
As a percentage of net revenues	7.1%	6.3%

For the three-month period ended March 31, 2022, the $73 million increase in general and administrative expenses as compared to the same period in 2021 was primarily attributable to: i) a $37 million increase in salaries and wages, mainly related to new hires; ii) a $18 million increase in other general and administrative expenses mainly related to certain tax withholdings; iii) a $7 million increase in temporary services primarily related to administrative workers; and iv) a $4 million increase in tax, legal and other fees.

Other income (expense), net

	Three-month Periods Ended		Change from 2021
	March 31,		to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
Other income (expense), net	$(28)	$(81)	$53	-65.4%
As a percentage of net revenues	-1.2%	-5.9%

For the three-month period ended March 31, 2022, the $53 million decrease in other income (expense), net as compared to the same period in 2021 was primarily attributable to a $35 million decrease in interest expense and other financial losses mainly attributable to: i) a $49 million of loss on debt extinguishment and premium recognized during the first quarter of 2021 related to the repurchase of $440 million of principal of the 2028 Notes partially offset by higher levels of indebtedness in 2022 (mainly in Brazil); ii) a $12 million decrease in our foreign currency loss mainly related to foreign exchange gains from our Brazilian subsidiaries, partially offset by higher foreign exchange losses regarding our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate (refer to Note 15 of our unaudited interim condensed consolidated financial statements for further detail); and iii) a $6 million increase in interest income and other financial gains from our financial investments as a result of higher interest income due to a higher rates in Brazil.

Income tax

	Three-month Periods Ended		Change from 2021
	March 31,		to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
Income tax expense	$(46)	$(44)	$(2)	4.5%
As a percentage of net revenues	-2.0%	-3.2%

During the three-month period ended March 31, 2022 as compared to the same period in 2021, income tax expense increased by $2 million mainly as a result of higher income tax expense in Argentina as a consequence of higher pre-tax gain in our Argentine segment in 2022. This tax expense was partially offset by lower income tax expense in Brazil as a consequence of higher non-taxable pre-tax gains in this segment.

Our effective tax rate is defined as income tax expense as a percentage of income before income tax expense.

The following table summarizes our effective tax rates for the three-month periods ended March 31, 2022 and 2021:

	Three-month Periods Ended
	March 31, (*)
	2022	2021

Effective tax rate	40.7%	456.6%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

Our effective tax rate for the three-month period ended March 31, 2022 decreased as compared to the same period in 2021, largely as a result of the one-time loss on debt extinguishment related to 2028 Notes repurchase recognized for the three-month period ended March 31, 2021 which was considered as non-deductible expense.

The following table summarizes our effective tax rates for the three-month periods ended March 31, 2022 and 2021:

	Three-month Periods Ended
	March 31,
	2022	2021
Effective tax rate by country
Argentina	26.2%	23.9%
Brazil	-0.7%	29.5%
Mexico	-27.8%	-12.9%

The increase in our Argentine effective income tax rate during the three-month period ended March 31, 2022, as compared to the same period in 2021, was mainly a consequence of higher non-deductible expenses, as compared to the same period in 2021.

The decrease in our Brazilian effective income tax rate for the three-month period ended March 31, 2022, as compared to the same period in 2021, was mainly related to the effect of higher non-taxable pre-tax gains.

The increase in our Mexican negative effective income tax rate for the three-month period ended March 31, 2022 as compared to the same period in 2021, was mainly driven by lower pre-tax losses that were not accounted for as deferred tax assets as a consequence of the valuation allowance along with the effect of income tax expense from certain entities of our Mexican segment.

Segment information

(In millions, except for percentages)	Three-month Period Ended March 31, 2022

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$1,252	$518	$364	$114	$2,248
Direct costs	(1,065)	(320)	(328)	(110)	(1,823)
Direct contribution	$187	$198	$36	$4	$425
Margin	14.9%	38.2%	9.9%	3.5%	18.9%

	Three-month Period Ended March 31, 2021

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$769	$297	$230	$82	$1,378
Direct costs	(618)	(189)	(221)	(64)	(1,092)
Direct contribution	$151	$108	$9	$18	$286
Margin	19.6%	36.4%	4.2%	21.6%	20.8%

	Change from the Three-month Period Ended March 31, 2021 to March 31, 2022

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$483	$221	$134	$32	$870
in %	62.8%	74.4%	58.3%	39.0%	63.1%
Direct costs
in Dollars	$(447)	$(131)	$(107)	$(46)	$(731)
in %	72.3%	69.3%	48.4%	71.9%	66.9%
Direct contribution
in Dollars	$36	$90	$27	$(14)	$139
in %	23.8%	83.3%	300.0%	-77.8%	48.6%

Net revenues

Net revenues for the three-month period ended March 31, 2022 as compared to the same period in 2021 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues.”

Direct costs

Brazil

For the three-month period ended March 31, 2022, as compared to the same period in 2021, direct costs increased by 72.3%, mainly driven by: i) a 111.9% increase in sales and marketing expenses, mainly due to an increase in bad debt expenses, online and offline marketing expenses, buyer protection program expenses, chargebacks and salaries and wages; ii) a 58.0% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, cost of sale of goods as a consequence of an increase in first-party sales, and other payments costs mainly to higher funding cost related to our credits business; iii) a 32.0% increase in product and development expenses, mostly attributable to an increase in depreciation and amortization expenses; and iv) a 92.6% increase in general and administrative expenses, mostly attributable to an increase in salaries mainly related to new hires, taxes, legal and other fees and other general and administrative expenses mainly related to certain tax withholdings.

Argentina

For the three-month period ended March 31, 2022, as compared to the same period in 2021, direct costs increased by 69.3%, mainly driven by: i) a 89.3% increase in sales and marketing expenses, mainly due to bad debt expenses, online and offline marketing expenses, buyer protection program expenses and salaries and wages; ii) a 58.8% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, shipping operating costs, cost of sale of goods as a consequence of an increase in first-party sales, sales taxes and other payments costs mainly to higher funding cost related to our credits business; iii) a 180.0% increase in general and administrative expenses, mostly attributable to an increase in salaries and wages, mainly related to new hires, and other general and administrative expenses principally related to certain tax withholdings; and iv) 233.3% increase in product and development expenses mostly attributable to an increase in depreciation and amortization expenses and maintenance expenses mainly related to higher software licenses expenses.

Mexico

For the three-month period ended March 31, 2022, as compared to the same period in 2021, direct costs increased by 48.4%, mainly driven by: i) a 60.6% increase in sales and marketing expenses, mainly due to bad debt expenses and online and offline marketing expenses; ii) a 37.0% increase in cost of net revenues, mainly attributable to increases in shipping operating costs, cost of sale of goods as a consequence of an increase in first-party sales, collection fees due to higher Mercado Pago penetration and other payments costs mainly to higher funding cost related to our credits business; iii) a 125.0% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses and maintenance expenses mainly related to higher software licenses expenses; and iv) a 180.0% increase in general and administrative expenses, mostly attributable to an increase in salaries, mainly related to new hires.

Liquidity and Capital Resources

Our main cash requirement has been working capital to fund Mercado Pago financing operations. We also require cash to fund our credits business, for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to build out our logistics capacity and to make interest payments on our loans payable and other financial liabilities.

We committed to purchase cloud services for: i) a total amount of $824 million to be paid within a 5-year period starting on October 1, 2021 and ii) a total amount of $108 million to be paid within 3-year period starting on September 17, 2021. Please refer to Note 9 of our unaudited interim condensed consolidated financial statements for further detail on purchase commitments.

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

Additionally, we have several committed leases, mainly, related to our fulfillment and service centers, which are one of the most important investments for our Mercado Envios business. In this sense, as of March 31, 2022, we have committed rental expenditures with our lessors for $707 million and $67 million for operating leases and finance leases, respectively. See Note 13 of our unaudited interim condensed consolidated financial statements for further detail on leases.

We have funded Mercado Pago mainly by discounting credit cards receivables and credit lines. Additionally, we have financed our Mercado Pago and Mercado Credito businesses through the securitization of credit cards receivable and certain loans through SPEs created in Brazil, Mexico and Argentina. Finally, we obtained funding through our financial institution in Brazil through deposit certificates and financial bills. Refer to Note 11 and 12 of our unaudited interim condensed consolidated financial statements for further detail.

In November 2021, we closed an equity public offering for an aggregate of 1,000,000 shares of our Common Stock, par value $0.001 per share, at a public offering price of $1,550 per share. The aggregate proceeds of the equity offering were $1,519.5 million net of issuance costs paid.

Finally, on March 31, 2022, we entered into a $400 million revolving credit arrangement (“the Credit Arrangement”). The interest rates under the Credit Arrangement are based on Adjusted Term SOFR plus an interest margin of 1.25% per annum. Any loans drawn under the Credit Arrangement must be repaid on or prior to March 31, 2025. The Company is also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%. As of March 31, 2022, no amounts have been borrowed under the facility. See Note 11 of our unaudited interim condensed consolidated financial statements for further detail.

Given the uncertain progress of the COVID-19 pandemic and the related macroeconomic instability in the countries where we operate, it is not possible to have certainty around future business development and cash generation. In terms of liquidity and cash management, our relevant sources of funding remain available and credit facilities have been obtained at the geographic segment level.

As of March 31, 2022, our main source of liquidity was $2,044 million of cash and cash equivalents and short-term investments, which excludes a $941 million investment, mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists mainly of cash generated from equity public offering closed in November 2021, operations and proceeds from loans. See Note 4 of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, credit cards receivable and other means of payments, accounts receivable, loans receivable, inventory, accounts payable and accrued expenses, funds payable to customers, amounts payable due to credit and debit card transactions and short-term debt.

As of March 31, 2022, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $2,919 million or 74.0% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our cash and cash equivalent, restricted cash and cash equivalent and investments held outside U.S. amounted to approximately 71.1% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and investments are located primarily in Brazil and Argentina.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2022 and 2021:

	Three-month Periods Ended
	March 31,
(In millions)	2022	2021
Net cash (used in) provided by:
Operating activities	$(233)	$(265)
Investing activities	(1,224)	(98)
Financing activities	152	(859)
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	71	(98)
Net decrease in cash and cash equivalents, restricted cash and cash equivalents	$(1,234)	$(1,320)

Net cash used in operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Three-month Periods Ended		Change from 2021
	March 31,		to 2022
	2022	2021		in %
	(in millions, except percentages)
Net Cash used in:
Operating activities	$(233)	$(265)	$32	-12.1%

Net cash used in operating activities in the three-month period ended March 31, 2022 resulted mainly from an increase in credit cards receivables and other means of payment.

Net cash used in investing activities

	Three-month Periods Ended		Change from 2021
	March 31,		to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(1,224)	$(98)	$(1,126)	1149.0%

Net cash used in investing activities in the three-month period ended March 31, 2022 resulted mainly from purchases of investments of $2,903 million, which was offset by proceeds from the sale and maturity of investments of $2,425 million, consistent with our treasury strategy of investing part of our available liquidity. We also used $607 million in principal of loans receivable granted to merchants and consumers under our Mercado Credito solution and $137 million in the purchase of property and equipment (mainly related to our shipping network and information technology assets in Argentina, Brazil and Mexico).

Net cash provided by (used in) financing activities

	Three-month Periods Ended		Change from 2021
	March 31,		to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by (used in) :
Financing activities	$152	$(859)	$1,011	-117.7%

For the three-month period ended March 31, 2022, our net cash provided by financing activities was primarily derived from by $3,324 million in net proceeds from loans payable and other financial liabilities which was partially offset by $3,129 million in payments from loans payable and other financial liabilities, $39 million related to repurchases of our common stock, and $4 million for the payments of finance lease obligations.

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

In January 2021, we repurchased $440 million principal amount of the outstanding 2028 Notes. The total amount paid to repurchase such 2028 Notes amounted to $1,865 million, which includes principal, interest accrued and premium. Approximately, $440 million of the principal amount aggregate principal amount of the 2028 Notes remains outstanding.

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

Revolving Credit Facility

On March 31, 2022, we entered into a $400 million revolving credit agreement (the “Credit Agreement”). The interest rates under the Credit Agreement are based on Adjusted Term SOFR plus an interest margin of 1.25% per annum. Any loans drawn the Credit Agreement must be repaid on or prior to March 31, 2025. The Company is also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%. As of March 31, 2022, no amounts have been borrowed under the facility. See Note 11 of our unaudited interim condensed consolidated financial statements for further detail.

Debt Securities Guaranteed by Subsidiaries

On January 14, 2021, we issued $400 million aggregate principal amount of the 2026 Sustainability Notes and $700 million aggregate principal amount of the 2031 Notes. The payment of principal, premium, if any, interest, and all other amounts in respect of each of the Notes, is fully and unconditionally guaranteed (the “Subsidiary Guarantees”), jointly and severally, on an unsecured basis, by certain of our subsidiaries (the “Subsidiary Guarantors”). The initial Subsidiary Guarantors are MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., Mercado Pago Instituição de Pagamento Ltda.(formerly known as “MercadoPago.com Representações Ltda.”), MercadoLibre Chile Ltda., MercadoLibre, S.A. de C.V. (formerly known as “MercadoLibre, S. de R.L. de C.V.”), DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. On October 27, 2021, MercadoLibre, S.A. de C.V. became an excluded subsidiary pursuant to the terms of the Notes and it was released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes.

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

We are presenting the following summarized financial information for the issuer and the initial Subsidiary Guarantors (together, the “Obligor Group”) pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the following summarized financial information, transactions between the Company and the Subsidiary Guarantors, presented on a combined basis, have been eliminated. Financial information for the non-guarantor subsidiaries, and any investment in a non-guarantor subsidiary by the Company or by any Subsidiary Guarantor, have been excluded. Amounts due from, due to and transactions with the non-guarantor subsidiaries and other related parties, as applicable, have been indicated below the table.

Summarized balance sheet information for the Obligor Group as of March 31, 2022 and as of December 31, 2021 is provided in the table below:

	March 31,	December 31,
(In millions)	2022	2021

Current assets (1) (2)	$6,216	$6,193
Non-current assets (3)	2,196	1,770
Current Liabilities (4)	5,274	4,938
Non-current Liabilities (5)	2,234	2,012

(1) Includes restricted cash and cash equivalents of $391 million and $761 million and guarantees in short-term investments of $941 million and $602 million as of March 31, 2022, and December 31, 2021, respectively.

(2) Includes Current assets from non-guarantor subsidiaries of $364 million and $287 million as of March 31, 2022 and December 31, 2021, respectively.

(3) Includes Non-current assets from non-guarantor subsidiaries of $331 million and $204 million as of March 31, 2022 and December 31, 2021, respectively.

(4) Includes Current liabilities to non-guarantor subsidiaries of $936 million and $726 million as of March 31, 2022 and December 31, 2021, respectively.

(5) Includes Non-current liabilities to non-guarantor subsidiaries of $155 million and $135million as of March 31, 2022 and December 31, 2021, respectively.

Summarized statement of income information for the Obligor Group for the three-month period ended March 31, 2022, is provided in the table below:

March 31,
(In millions)	2022

Net revenues (1)	$1,839
Gross Profit (2)	739
Income from operations (3)	112
Net Income (4)	66

(1) Includes Net revenues from transactions with non-guarantor subsidiaries of $44 million for the three-month period ended March 31, 2022.

(2) Includes charges from transactions with non-guarantor subsidiaries of $157 million for the three-month period ended March 31, 2022.

(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $54 million for the three-month period ended March 31, 2022.

(4) Includes other income/ (expense) from transactions with non-guarantor subsidiaries of $(10) million for the three-month period ended March 31, 2022.

Capital expenditures

Our capital expenditures (comprised of our payments for property and equipment (such as fulfillment centers), intangible assets (excluding digital assets) for the three-month periods ended March 31, 2022 and 2021 amounted to $137 million and $113 million, respectively.

During the three-month period ended March 31, 2022, we invested $65 million in information technology in Brazil, Argentina and Mexico, and $60 million in our Argentine, Brazilian and Mexican shipping premises and offices.

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

The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2021 and applying them to the corresponding months in 2022, so as to calculate what our results would have been if exchange rates had remained stable from one year to the next. The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.

The following table sets forth the FX neutral measures related to our reported results of the operations for the three-month period ended March 31, 2022:

	Three-month Periods Ended March 31, (*)
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2022	2021	Percentage Change	2022	2021	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 2,248	$ 1,378	63.1%	$ 2,308	$ 1,378	67.4%
Cost of net revenues	(1,175)	(787)	49.3%	(1,204)	(787)	53.0%
Gross profit	1,073	591	81.6%	1,104	591	86.7%

Operating expenses	(934)	(500)	86.8%	(973)	(500)	94.5%
Income from operations	139	91	52.7%	131	91	43.5%

(*) The table above may not total due to rounding.

Updated information

As disclosed in our Current Report on Form 8-K filed on March 7, 2022, we detected that part of our source code was subject to unauthorized access. Upon becoming aware of the breach, we activated our incident response security protocols and began an investigation and forensics analysis with a third-party firm. Our investigation remains ongoing as of the date hereof. In addition, in accordance with applicable regulations in the countries in which we operate, we notified several data privacy, fintech and consumer protection authorities of the incident, and we also informed every user whose data we believe thus far has been compromised. We believe that the number of affected users does not represent a significant percentage of our over 471 million registered users as of March 31, 2022. No passwords, account balances or investment, or credit card information related to such users were accessed as a result of the incident. We have begun to implement new measures intended to prevent future incidents.

Item 3 — Qualitative and Quantitative Disclosure About Market Risk

We are exposed to market risks arising from our business operations. These market risks arise mainly from the possibility that changes in interest rates and the U.S. dollar exchange rate with local currencies, particularly the Brazilian Reais, Argentine Peso and Mexican Peso due to Brazil’s, Argentina’s and Mexico’s respective share of our revenues, may affect the value of our financial assets and liabilities.

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

As of March 31, 2022, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of March 31, 2022, the total cash and cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $1,709 million, short-term investments denominated in foreign currencies totaled $1,002 million and accounts receivable, credit cards receivable and other means of payment and loans receivable in foreign currencies totaled $4,347 million. As of March 31, 2022, we had $67 million long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of March 31, 2022, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $1,115 million and our U.S. dollar-denominated long-term investments totaled $54 million.

For the three-month period ended March 31, 2022, we had a consolidated loss on foreign currency of $3 million mainly related to foreign exchange losses regarding our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate, partially offset by foreign exchange gains from our Brazilian subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information.

The following table sets forth the percentage of consolidated net revenues by segment for the three-month periods ended March 31, 2022 and 2021:

	Three-month Periods Ended
	March 31,
(% of total consolidated net revenues)	2022	2021
Brazil	55.7%	55.8%
Argentina	23.0	21.6
Mexico	16.2	16.7
Other Countries	5.1	5.9

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, cost of net revenues, operating expenses, other income (expenses) and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed at the moment of translating our financial statements to U.S. dollars as of March 31, 2022:

Foreign Currency Sensitivity Analysis
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 2,498	$ 2,248	$ 2,044
Expenses (*)	(2,333)	(2,109)	(1,926)
Income from operations	165	139	118

Other income/(expenses) and income tax related to P&L items	(77)	(71)	(66)

Foreign Currency impact related to the remeasurement of our Net Asset position	0	(3)	(6)
Net Income	88	65	46

Total Shareholders' Equity	$ 2,029	$ 1,589	$ 1,118

(1)Appreciation of the subsidiaries’ local currency against U.S. Dollar

(2)Depreciation of the subsidiaries’ local currency against U.S. Dollar

(*) Includes cost of net revenues and operating expenses.

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

As of March 31, 2022, the Argentine Peso exchange rate against the U.S. dollar was 111.01.

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

Considering a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar on March 31, 2022, the effect on non-functional currency net liability position in our Argentine subsidiaries would have been a foreign exchange gain amounting to approximately $3.6 million in our Argentine subsidiaries.

See “Summary of significant accounting policies- Foreign currency translation” in Note 2 of our unaudited interim condensed consolidated financial statements for further detail on the currency status of our Argentine segment.

Brazilian Segment

Considering a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar on March 31, 2022, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $184 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $38 million in our Brazilian subsidiaries.

Mexican Segment

Considering a hypothetical devaluation of 10% of the Mexican peso against the U.S. dollar on March 31, 2022, the reported net assets in our Mexican subsidiaries would have decreased by approximately $47 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $12 million in our Mexican subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables. As of March 31, 2022, Mercado Pago’s receivables totaled $2,512 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of March 31, 2022, loans receivable from our Mercado Credito solution totaled $1,737 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

As of March 31, 2022, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 0.8%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair value of our available for sale securities as of March 31, 2022 could decrease (increase) by approximately $4.3 million.

As of March 31, 2022, our short-term investments amounted to $1,412 million and our long-term investments amounted to $121 million. Our short-term investments, except for the $941 million investment, mainly related to the Central Bank of Brazil Mandatory Guarantee, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Note 4 of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.

Fluctuations on the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of March 31, 2022, our loans payable and other financial liabilities which accrue interest based on variable rates amounted to $1,924 million. See Notes 11 and 12 of our unaudited interim condensed consolidated financial statements for further detail. We have entered into swap contracts to hedge the interest rate fluctuation of $391 million notional amount, $48 million of which have been designated as hedging instruments. See Note 14 of our unaudited interim condensed consolidated financial statements for further detail on derivatives instruments.

Equity Price Risk

Our board of directors, upon the recommendation of the compensation committee, approved the 2017 and 2018 Long Term Retention Programs (the “2017 and 2018 LTRPs”), respectively.

In order to receive an award under the 2017 and/or 2018 LTRP, each eligible employee must satisfy the performance conditions established by the Board of Directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2017 and/or 2018 LTRP award, payable as follows:

•the eligible employee will receive a fixed payment, equal to 8.333% of his or her 2017 and/or 2018 LTRP bonus once a year for a period of six years starting no later than April 30, 2018 and/or 2019 respectively (the “2017 and 2018 Annual Fixed Payment”, respectively); and

•on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2017 and/or 2018 Variable Payment”, respectively) equal to the product of (i) 8.333% of the applicable 2017 and/or 2018 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, 2016 (with respect to the 2017 LTRP) and 2017 (with respect to the 2018 LTRP) Stock Price, defined as $164.17 and $270.84 for the 2017 and 2018 LTRP, respectively, which was the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2016 and 2017, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

Our board of directors, upon the recommendation of the compensation committee, approved the 2019, 2020, 2021 and 2022 Long Term Retention Program (the “2019, 2020, 2021 and 2022 LTRPs”), respectively, under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years (with the first payment occurring no later than April 30, 2020, 2021 and 2022, respectively). In order to receive the full target award under the 2019, 2020, 2021 and/or 2022 LTRP, each eligible employee must remain employed as of each applicable payment date. The 2019, 2020, 2021 and 2022 LTRP awards are payable as follows:

•the eligible employee will receive 16.66% of half of his or her target 2019, 2020, 2021 and/or 2022 LTRP bonus once a year for a period of six years, with the first payment occurring no later than April 30, 2020, 2021, 2022 and 2023 (the “2019, 2020, 2021 or 2022 Annual Fixed Payment”, respectively); and

•on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2019, 2020, 2021 or 2022 Variable Payment”) equal to the product of (i) 16.66% of half of the target 2019, 2020, 2021 or 2022 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2018, 2019, 2020 and 2021 defined as $322.91, $553.45, $1,431.26 and $1,391.81 for the 2019, 2020, 2021 and 2022 LTRP, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

On March 31, 2022, the total contractual obligation fair value of our outstanding LTRP Variable Award Payment obligation subject to equity price risk amounted to $308 million. As of March 31, 2022, the accrued liability related to the outstanding Variable Award Payment of the LTRP included in salaries and Social Security payable in our condensed consolidated balance sheet amounted to $33 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:

		As of March 31, 2022
		MercadoLibre, Inc	2017, 2018, 2019, 2020, 2021 and 2022
		Equity Price	LTRP Variable contractual obligation
(In Millions, except equity price)
Change in equity price in percentage

40%		1,670.31	432
30%		1,551.00	401
20%		1,431.70	370
10%		1,312.39	339
Static	(*)	1,193.08	308
-10%		1,073.77	277
-20%		954.46	247
-30%		835.16	216
-40%		715.85	185

(*) Present value of average closing stock price for the last 60 trading days of the year preceding the applicable payment date.

In November 2021, we acquired Kangú Participações S.A. Former Kangú’s shareholders who after the acquisition became the Company’s employees will receive cash payments annually over a three-year period subject to certain performance and stay conditions. The payments will be indexed based on changes in equity price of our Common Stock. As of March 31, 2022, the total contractual obligation fair value of the mentioned payments amounted to $10.8 million.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We permit remote work for most positions of our Company, and we monitor and assess the impact of this remote work environment on our internal controls.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 9 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

As of March 31, 2022, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2 — Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (2)(3)	(b) Average Price per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)(3)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions) (2)(3)
January, 2022	—	—	—	Up to $44
February, 2022	—	—	—	Up to $44
March, 2022	40,999	1,828.52	40,999	Up to $271

(1)

Average price paid per share does not include costs associated with the repurchases. It includes the foreign exchange loss recognized for the three-month period ended March 31, 2022. Please refer to Note 15 of our unaudited interim condensed consolidated financial statements for additional detail.

(2)

On August 4, 2021, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $150 million (the “2021 Authorization”). This authorization, which replaced and superseded the previous authorization, was scheduled to expire on August 31, 2022. On March 1, 2022, the Board authorized an increase in the 2021 Authorization of $300 million, from an aggregate consideration of up to $150 million to an aggregate consideration of up to $450 million. The Board also authorized an extension of the term of the 2021 Authorization, from August 31, 2022 to August 31, 2023. As of March 31, 2022, the estimated remaining balance available for share repurchases under this authorization was $263 million. Please refer to Note 15 of our unaudited interim condensed consolidated financial statements for additional detail.

(3)

On June 7, 2021, the Board authorized the use of part or all of the cash proceeds of terminating certain of its 2028 Notes Capped Call Transactions to repurchase shares of the Company’s common stock. This authorization expires on December 31, 2021, and is in addition to the share repurchase authorization referred to above. The repurchases are being executed from time to time, subject to general business and market and price conditions and other investment opportunities, through open-market purchases, block trades, derivatives, trading plans established in accordance with SEC rules, or privately negotiated transactions. In August and September 2021, we repurchased an aggregate of 158,413 shares of common stock pursuant to this authorization for an aggregate price of $290 million. As of March 31, 2022 the estimated remaining balance available for share repurchases under this authorization was $8 million. The amount of further repurchases under this authorization will depend on whether the Company terminates additional 2028 Capped Call Transactions and on the amount of cash proceeds from any such terminations. Please refer to Note 15 of our unaudited interim condensed consolidated financial statements for additional detail.

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

4.5	Form of Global Note representing the Registrant’s 2.375% Sustainability Notes due 2026. (4)
4.6	Form of Global Note representing the Registrant’s 3.125% Notes due 2031.(4)
4.7	Second Supplemental Indenture, dated October 27, 2021 among MP Agregador, S. de R.L. de C.V., MercadoLibre, Inc. and The Bank of New York Mellon, as Trustee(5)
10.1	Revolving credit agreement dated March 31, 2022.(6)
10.2	Advisory service agreement, dated April 8, 2022, between MercadoLibre, Inc and Stelleo Pasos Tolda, the advisor.*
10.3	Restricted stock agreement, dated April 8, 2022, between MercadoLibre, Inc and Stelleo Pasos Tolda.*
22.1	List of Subsidiary Guarantors for the Registrant’s 2.375% Sustainability Notes due 2026 and 3.125% Notes due 2031.*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on May 11, 2007.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 24, 2018.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 14, 2021.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on February 23, 2022.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 31, 2022.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: May 6, 2022.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer