Form 10-Q
period 2022-06-30
MERCADOLIBRE INC
filed 2022-08-04
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

50,338,275 shares of the issuer’s common stock, $0.001 par value, outstanding as of August 2, 2022.

MERCADOLIBRE, INC.

MercadoLibre, Inc. - Interim Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021

(In millions of U.S. dollars, except par value) (Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$ 1,329	$ 2,585
Restricted cash and cash equivalents	924	1,063
Short-term investments ($748 and $602 held in guarantee - see Note 4)	1,645	810
Accounts receivable, net	102	98
Credit card receivables and other means of payments, net	2,501	1,839
Loans receivable, net of allowances of $807 and $408 (see Note 5)	1,790	1,199
Prepaid expenses	77	40
Inventories	183	253
Other assets	312	288
Total current assets	8,863	8,175
Non-current assets:
Long-term investments	456	89
Loans receivable, net of allowances of $35 and $27 (see Note 5)	55	61
Property and equipment, net	932	807
Operating lease right-of-use assets	525	461
Goodwill	149	148
Intangible assets, net	31	45
Deferred tax assets	248	181
Other assets	188	134
Total non-current assets	2,584	1,926
Total assets	$ 11,447	$ 10,101
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 1,131	$ 1,036
Funds payable to customers	2,528	2,393
Amounts payable due to credit and debit card transactions	433	337
Salaries and social security payable	273	313
Taxes payable	327	291
Loans payable and other financial liabilities	1,925	1,285
Operating lease liabilities	108	92
Other liabilities	98	90
Total current liabilities	6,823	5,837
Non-current liabilities:
Amounts payable due to credit and debit card transactions	4	4
Salaries and social security payable	4	20
Taxes payable	20	—
Loans payable and other financial liabilities	2,515	2,233
Operating lease liabilities	420	372
Deferred tax liabilities	32	62
Other liabilities	49	42
Total non-current liabilities	3,044	2,733
Total liabilities	$ 9,867	$ 8,570
Commitments and Contingencies (Note 9)
Equity
Common stock, $0.001 par value, 110,000,000 shares authorized,
50,338,275 and 50,418,980 shares issued and outstanding at June 30,
2022 and December 31, 2021	$ —	$ —
Additional paid-in capital	2,308	2,439
Treasury stock	(858)	(790)
Retained earnings	619	397
Accumulated other comprehensive loss	(489)	(515)
Total Equity	1,580	1,531
Total Liabilities and Equity	$ 11,447	$ 10,101

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the six and three-month periods ended June 30, 2022 and 2021

(In millions of U.S. dollars, except for share data)

(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2022	2021	2022	2021
Net service revenues	$ 4,329	$ 2,735	$ 2,332	$ 1,505
Net product revenues	516	346	265	198
Net revenues	4,845	3,081	2,597	1,703
Cost of net revenues	(2,488)	(1,736)	(1,313)	(949)
Gross profit	2,357	1,345	1,284	754
Operating expenses:
Product and technology development	(496)	(273)	(262)	(147)
Sales and marketing	(583)	(455)	(296)	(251)
Provision for doubtful accounts	(557)	(166)	(303)	(82)
General and administrative	(332)	(194)	(173)	(108)
Total operating expenses	(1,968)	(1,088)	(1,034)	(588)
Income from operations	389	257	250	166

Other income (expenses):
Interest income and other financial gains	77	49	46	24
Interest expense and other financial losses (*)	(129)	(131)	(73)	(40)
Foreign currency losses, net	(63)	(27)	(60)	(12)
Net income before income tax expense	274	148	163	138

Income tax expense	(85)	(114)	(39)	(70)
Equity in earnings of unconsolidated entity	(1)	—	(1)	—
Net income	$ 188	$ 34	$ 123	$ 68

(*)

Includes $49 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 11 to these unaudited interim condensed consolidated financial statements for further detail on 2028 Notes repurchase.

	Six Months Ended June 30		Three Months Ended June 30
	2022	2021	2022	2021
Basic EPS
Basic net income
Available to shareholders per common share	$ 3.73	$ 0.69	$ 2.43	$ 1.37
Weighted average of outstanding common shares	50,386,519	49,844,823	50,364,529	49,822,272
Diluted EPS
Diluted net income
Available to shareholders per common share	$ 3.73	$ 0.69	$ 2.43	$ 1.37
Weighted average of outstanding common shares	50,386,519	49,844,823	50,364,529	49,822,272

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the six and three-month periods ended June 30, 2022 and 2021

(In millions of U.S. dollars)

(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
	2022	2021	2022	2021
Net income	$ 188	$ 34	$ 123	$ 68
Other comprehensive income (loss), net of income tax:
Currency translation adjustment	38	24	(113)	66
Unrealized (losses) gains on hedging activities	(19)	—	5	(4)
Less: Reclassification adjustment for (losses) gains from accumulated other comprehensive income (loss)	(7)	2	(5)	2
Net change in accumulated other comprehensive income (loss), net of income tax	26	22	(103)	60
Total Comprehensive income	$ 214	$ 56	$ 20	$ 128

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Equity

For the six and three-month periods ended June 30, 2022 and 2021

(In millions of U.S. dollars)

(Unaudited)

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2021	50	$—	$2,439	$(790)	$397	$(515)	$1,531
Changes in accounting standards (Note 2)	—	—	(131)	—	34	—	(97)
Balance as of December 31, 2021 Restated	50	$—	$2,308	$(790)	$431	$(515)	$1,434
Common Stock repurchased	—	—	—	(39)	—	—	(39)
Net income	—	—	—	—	65	—	65
Other comprehensive income	—	—	—	—	—	129	129
Balance as of March 31, 2022	50	$—	$2,308	$(829)	$496	$(386)	$1,589
Shares granted (Note 17)	—	—	—	6	—	—	6
Common Stock repurchased	—	—	—	(35)	—	—	(35)
Net income	—	—	—	—	123	—	123
Other comprehensive loss	—	—	—	—	—	(103)	(103)
Balance as of June 30, 2022	50	$—	$2,308	$(858)	$619	$(489)	$1,580

						Accumulated
			Additional			other
	Common stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2020	50	$—	$1,861	$(55)	$314	$(468)	$1,652
Capped Call	—	—	(101)	—	—	—	(101)
Repurchase of 2028 Notes Conversion Option	—	—	(1,484)	—	—	—	(1,484)
Common Stock repurchased	—	—	—	(25)	—	—	(25)
Net loss	—	—	—	—	(34)	—	(34)
Other comprehensive loss	—	—	—	—	—	(38)	(38)
Balance as of March 31, 2021	50	$—	$276	$(80)	$280	$(506)	$(30)
Common Stock repurchased	—	—	—	(117)	—	—	(117)
Exercise of Convertible Notes	—	—	(2)	—	—	—	(2)
Unwind Capped Call	—	—	181	(79)	—	—	102
Net income	—	—	—	—	68	—	68
Other comprehensive income	—	—	—	—	—	60	60
Balance as of June 30, 2021	50	$—	$455	$(276)	$348	$(446)	$81

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Cash Flows

For the six-month periods ended June 30, 2022 and 2021

(In millions of U.S. dollars)

(Unaudited)

	Six Months Ended June 30
	2022	2021
Cash flows from operations:
Net income	$ 188	$ 34
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Unrealized devaluation loss, net	134	45
Impairment of digital assets	11	7
Depreciation and amortization	184	85
Accrued interest	(65)	(9)
Non cash interest, convertible notes amortization of debt discount and amortization of debt issuance costs and other charges	155	48
Provision for doubtful accounts	557	166
Financial results on derivative instruments	22	11
LTRP accrued compensation	35	51
Deferred income taxes	(67)	16
Changes in assets and liabilities:
Accounts receivable	(32)	(30)
Credit card receivables and other means of payments	(642)	(301)
Prepaid expenses	(36)	(29)
Inventories	81	(47)
Other assets	(81)	(92)
Payables and accrued expenses	32	10
Funds payable to customers	119	71
Amounts payable due to credit and debit card transactions	80	12
Other liabilities	(55)	(64)
Interest received from investments	54	15
Net cash provided by (used in) operating activities	674	(1)
Cash flows from investing activities:
Purchase of investments	(6,190)	(5,208)
Proceeds from sale and maturity of investments	5,043	5,575
Receipts from settlements of derivative instruments	—	4
Payment for settlements of derivative instruments	(7)	(11)
Purchases of intangible assets	(1)	(20)
Changes in principal of loans receivable, net	(1,170)	(333)
Purchases of property and equipment	(236)	(263)
Net cash used in investing activities	(2,561)	(256)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	7,315	3,502
Payments on loans payable and other financial liabilities	(6,646)	(2,240)
Payments on repurchase of the 2028 Notes	—	(1,865)
Payment of finance lease obligations	(9)	(9)
Purchase of convertible note capped call	—	(101)
Unwind of convertible note capped call	—	102
Common Stock repurchased	(74)	(142)
Exercise of Convertible Notes	—	(3)
Net cash provided by (used in) financing activities	586	(756)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(94)	(64)
Net decrease in cash, cash equivalents, restricted cash and cash equivalents	(1,395)	(1,077)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	$ 3,648	$ 2,508
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$ 2,253	$ 1,431

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

As of June 30, 2022, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its fintech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay, and extends loans through Mercado Credito in Argentina, Brazil, Mexico and Chile. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile, Uruguay and Peru.

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

Substantially all net revenues, cost of net revenues and operating expenses are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $1,101 million and $978 million as of June 30, 2022 and December 31, 2021, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of June 30, 2022 and December 31, 2021. These consolidated financial statements include the Company’s consolidated statements of income, comprehensive income and equity for the six and three-month periods ended June 30, 2022 and 2021 and statements of cash flows for the six-month periods ended June 30, 2022 and 2021. These interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows. Certain comparative figures of these interim condensed consolidated financial statements were modified to provide more detailed disclosures. The Company discloses the provision for doubtful accounts as a separate line item of its operating expenses in the interim condensed consolidated statements of income. The provision for doubtful accounts amounts to $557 million and $303 million for the six and three-month periods ended June 30, 2022, and $166 million and $82 million for the six and three-month periods ended June 30, 2021. This change has not impacted the total amount of net income and total equity.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued. The condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see Note 2 to the financial statements in the Company’s Form 10-K for the year ended December 31, 2021. During the six-month period ended June 30, 2022, there were no material updates made to the Company’s significant accounting policies, except for the adoption of ASU 2020-06 as of January 1, 2022. See section Recently Adopted Accounting Standards of this Note.

Revenue recognition

Revenue recognition criteria for the services provided and goods sold by the Company are described in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The aggregate gain included in net revenues arising from financing transactions, net of the costs recognized on sale of credit card receivables, is $490 million and $263 million for the six and three-month periods ended June 30, 2022, and $281 million and $148 million for the six and three-month periods ended June 30, 2021.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Receivables are presented net of allowance for doubtful accounts and chargebacks of $868 million and $474 million as of June 30, 2022 and December 31, 2021, respectively. The allowance for doubtful accounts with respect to the Company’s loans receivables amounts to $842 million and $435 million as of June 30, 2022 and December 31, 2021, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Deferred revenue as of December 31, 2021 was $34 million, of which $21 million was recognized as revenue during the six-month period ended June 30, 2022.

As of June 30, 2022, total deferred revenue was $29 million, mainly due to fees related to classifieds advertising services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

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

Provision for buyer protection program

The Company provides consumers with a buyer protection program (“BPP”) for all transactions completed through the Company’s online payment solution (“Mercado Pago”). The Company is exposed to losses under this program given that this program is designed to protect buyers in the Marketplace from losses due primarily to fraud or counterparty non-performance. Provisions for BPP represent the Company’s estimate of probable losses based on its historical experience. The charge for the provision for BPP is recognized in sales and marketing expense line of the consolidated statement of income.

Foreign currency translation

All of the Company’s consolidated foreign operations use the local currency as their functional currency, except for Argentina, which has used the U.S. dollar as its functional currency since July 1, 2018. Accordingly, the foreign subsidiaries with local currency as functional currency translate assets and liabilities from their local currencies into U.S. dollars by using period-end exchange rates while income and expense accounts are translated at the average monthly rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive loss.

Argentine currency status

As of July 1, 2018, the Company transitioned its Argentinian operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company.

Since the second half of 2019, the Argentine government instituted certain foreign currency exchange controls, which may restrict or partially restrict access to foreign currency, like the U.S. dollars, to make payments abroad, either for foreign debt or the importation of goods or services, dividend payments and others, without prior authorization. Those regulations have continued to evolve, sometimes making them more or less stringent depending on the Argentine government’s perception of availability of sufficient national foreign currency reserves. The above has led to the existence of an informal foreign currency market where foreign currencies quote at levels significantly higher than the official exchange rate. However, the only exchange rate available for external commerce is the official exchange rate, which as of June 30, 2022 was 125.23.

The Company uses Argentina’s official exchange rate to record the accounts of Argentine subsidiaries. The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
	(In millions)
Assets	$ 2,488	$ 2,479
Liabilities	1,889	1,874
Net Assets	$ 599	$ 605

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

A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized. Accordingly, Management periodically assesses the need to establish a valuation allowance for deferred tax assets considering positive and negative objective evidence related to the realization of the deferred tax assets. In connection with this assessment, Management considers, among other factors, the nature, frequency and magnitude of current and cumulative losses on an individual subsidiary basis, projections of future taxable income, the duration of statutory carryforward periods, as well as feasible tax planning strategies that would be employed by the Company to prevent tax loss carryforwards from expiring unutilized. Based on Management’s assessment of available objective evidence and considering the future effect of the Company’s initiatives to capture long-term business opportunities, the Company increased its valuation allowance in certain subsidiaries in its Mexican operations by $17 million and $2 million for the six and three-month periods ended June 30, 2022, respectively, and $33 million and $21 million for the six and three-month periods ended June 30, 2021, respectively.

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

On October 7, 2020, changes to the knowledge-based economy promotional regime were finally approved by the Congress. The approved regime has effect from January 1, 2020 through December 31, 2029.

Based on the amended promotional regime, companies that meet new specified criteria shall be entitled to: i) a reduction of the income tax burden (60% for micro and small enterprises, 40% for medium-sized enterprises and 20% for large enterprises) over the promoted activities for each fiscal year, applicable to both Argentine source income and foreign source income, ii) stability of the benefits established by the knowledge-based economy promotional regime (as long as the beneficiary is registered and in good standing), iii) a non-transferable tax credit bond amounting to 70% (which can be up to 80% in certain specific cases) of the Company’s contribution to the social security regime of every employee whose job is related to the promoted activities (caps on the number of employees are applicable). Such bonds can be used within 24 months from their issue date (which period can be extended for an additional 12 months in certain cases) to offset certain federal taxes, such as value-added tax, but they cannot be used to offset income tax.

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

On January 13, 2021, Argentina’s Ministry of Productive Development –current Application Authority of the knowledge-based economy promotional regime– issued Resolution No. 4/2021, which was followed by Disposition N° 11/2021 issued by the Under Secretariat of Knowledge Economy on February 12, 2021. Both rules establish further details on the requirements, terms, conditions, application, and compliance procedures to be eligible under the promotional regime. In August 2021, the Under Secretariat of Knowledge Economy issued the Disposition 316/2021 approving MercadoLibre S.R.L.’s application for eligibility under the knowledge-based economy promotional regime. Tax benefits granted pursuant to the promotional regime to MercadoLibre S.R.L. were retroactive to January 1, 2020.

As a result, the Company accounted for an income tax benefit of $12 million during the nine and three-month periods ended September 30, 2021, of which $8 million corresponded to the period ended December 31, 2020. Also, the Company recorded a social security benefit of $36 million during the nine and three-month periods ended September 30, 2021, of which $15 million corresponded to the period ended December 31, 2020. Given that the promotional regime establishes that exports of services by eligible companies are not subject to export duties, the Company recognized a gain of $24 million during the nine and three-month periods ended September 30, 2021, related to export duties accrued from January 2020 to August 2021 that were no longer required to be paid.

During the six and three-month periods ended June 30, 2022, the Company accounted for an income tax benefit of $4 million and $3 million, respectively. The aggregate per share effect of the income tax benefit amounted to $0.08 and $0.06 for the six and three-month periods ended June 30, 2022, respectively. Furthermore, the Company recorded a social security benefit of $26 million and $11 million during the six and three-month periods ended June 30, 2022, respectively. Additionally, during the six and three-month periods ended June 30, 2022, the Company accrued a charge of $2 million and $1 million, respectively, to pay knowledge-based economy promotional law audit fees and FONPEC (“Fondo Fiduciario para la Promoción de la Economía del Conocimiento”) contribution.

The Company’s consolidated effective tax rate for the six-month period ended June 30, 2022 compared to the same period in 2021 decreased from 77.0% to 31.0%, largely as a result of the one-time loss on debt extinguishment related to 2028 Notes repurchase recognized during the first quarter of 2021 which was considered a non-deductible expense and lower pre-tax losses in the Mexican segment that were not accounted for as deferred tax assets as a consequence of the valuation allowance.

The Company’s consolidated effective tax rate for the three-month period ended June 30, 2022 compared to the same period in 2021 decreased from 50.9% to 24.5%, as a result of the combined effect of lower pre-tax losses in the Mexican segment that were not accounted for as deferred tax assets as a consequence of the valuation allowance and higher non-taxable pre-tax gains in the Brazilian segment.

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

The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As result of the election of the fair value option, the Company recognized gains in interest income and other financial gains of $12 million and $3 million for the investments as of June 30, 2022 and 2021, respectively.

Accumulated other comprehensive loss

The following tables set forth the Company’s accumulated other comprehensive loss as of June 30, 2022 and December 31, 2021 and summarize the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2022:

	Unrealized	Foreign	Estimated tax
	Gains (losses) on	Currency	benefit
	hedging activities, net	Translation	(expense)	Total
	(In millions)
Balances as of December 31, 2021	$ 8	$ (523)	$ —	$ (515)
Other comprehensive income (loss) before reclassifications	(24)	38	5	19
Amount of (gains) loss reclassified from accumulated other comprehensive income (loss)	9	—	(2)	7
Net current period other comprehensive income (loss)	(15)	38	3	26
Balances as of June 30, 2022	$ (7)	$ (485)	$ 3	$ (489)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In millions)
Unrealized losses on hedging activities	$ (9)	Cost of net revenues and interest expense
Estimated tax benefit on unrealized losses	2	Income tax expense
Total reclassifications for the period	$ (7)	Total, net of income taxes

Use of estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for allowances for doubtful accounts and chargeback provisions, inventories valuation reserves, recoverability of goodwill, intangible assets with indefinite useful lives and deferred tax assets, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention plan, fair value of convertible debt, fair value of investments, fair value of loans receivables, fair value of derivative instruments, income taxes and contingencies and determination of the incremental borrowing rate at commencement date of lease operating agreements. Actual results could differ from those estimates.

Recently Adopted Accounting Standards

On March 31, 2022, the SEC released the Staff Accounting Bulletin (SAB) No. 121. This SAB expresses views of the SEC’s staff regarding the accounting for entities that have obligations to safeguard crypto-assets held for their platform users as well as any agent acting on its behalf in safeguarding the users’ crypto-assets. As long as an entity is responsible for safeguarding the crypto-assets held for its platform users, including maintaining the cryptographic key information necessary to access the crypto-assets, the SEC’s staff view is that the entity should present a liability on its balance sheet to reflect its obligation to safeguard the crypto-assets held for its platform users, which should be measured at initial recognition and each reporting date at the fair value. The staff also believes it would be appropriate for the entity to recognize an asset at the same time that it recognizes the safeguarding liability, measured at initial recognition and each reporting date at the fair value of the crypto-assets held for its platform users. This interpretation is effective the first interim or annual period ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year to which the interim or annual period relates. The Company has assessed the SAB and based on the facts and information at this time does not believe it has impact on the Company’s financial statements.

On August 5, 2020 the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).” The amendments in this update address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, accounting models for specific features are removed and amendments to the disclosure requirements are included. For contracts in an entity’s own equity, the update simplifies the settlement assessment by removing some requirements. Additionally, the amendments in this update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The Company adopted this standard effective January 1, 2022, resulting in an increase of the carrying value of the 2028 Notes of $123 million, a decrease of deferred tax liability of $26 million and a change in the beginning balance of additional paid in capital of $131 million and retained earnings of $34 million. In addition, the Company reduced its reported interest expense and is required to use the if-converted method for calculating diluted earnings per share.

Recently issued accounting pronouncements not yet adopted

On June 30, 2022, the FASB issued ASU 2022-03 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered when measuring its fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires additional disclosures for equity securities subject to contractual sale restrictions. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years and should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

The denominator for diluted net income per share for the six and three-month periods ended June 30, 2022 and 2021 does not include any effect from the capped call transactions entered into by the Company with certain financial institutions with respect to shares of the Company’s common stock (“2028 Notes Capped Call Transactions”) because it would be antidilutive. In the event of conversion of any or all of the 2028 Notes, the shares that would be delivered to the Company under the 2028 Notes Capped Call Transactions are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 16 to the financial statements for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC for more details.

Net income per share of common stock is as follows for the six and three-month periods ended June 30, 2022 and 2021:

	Six Months Ended June 30				Three Months Ended June 30
	2022		2021		2022		2021

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share	$ 3.73	$ 3.73	$ 0.69	$ 0.69	$ 2.43	$ 2.43	$ 1.37	$ 1.37

Numerator (in millions):
Net income	$ 188	$ 188	$ 34	$ 34	$ 123	$ 123	$ 68	$ 68
Net income corresponding to common stock	$ 188	$ 188	$ 34	$ 34	$ 123	$ 123	$ 68	$ 68

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	50,386,519	—	49,844,823	—	50,364,529	—	49,822,272	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	50,386,519	—	49,844,823	—	50,364,529	—	49,822,272

4. Cash, cash equivalents, restricted cash and cash equivalents and investments

The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	June 30,	December 31,
	2022	2021
	(In millions)
Cash and cash equivalents	$ 1,329	$ 2,585
Restricted cash and cash equivalents
Securitization Transactions	$ 310	$ 282
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	135	296
Bank account (Argentine Central Bank regulation)	415	449
Bank account (Chilean Financial Market Commission)	7	21
Time Deposits (Chilean Financial Market Commission)	33	—
Money Market Funds (Secured lines of credit guarantee)	24	15
Total restricted cash and cash equivalents	$ 924	$ 1,063
Total cash, cash equivalents, restricted cash and cash equivalents (*)	$ 2,253	$ 3,648

Short-term investments
Time Deposits	$ 503	$ 16
Sovereign Debt Securities (Central Bank of Brazil mandatory guarantee)	748	602
Sovereign Debt Securities	339	192
Corporate Debt Securities	55	—
Total short-term investments	$ 1,645	$ 810

Long-term investments
Sovereign Debt Securities	$ 385	$ 23
Securitization Transactions (**)	15	13
Equity interest held at cost	56	53
Total long-term investments	$ 456	$ 89

(*) Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statements of cash flow.

(**) Investments from securitization transactions are restricted to the payment of amounts due to third-party investors.

5. Loans receivable, net

The Company classifies loans receivable as “On-line merchant”, “Consumer”, “In-store merchant” and “Credit Cards.” As of June 30, 2022 and December 31, 2021, Loans receivable, net were as follows:

	June 30, 2022
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$414	$(105)	$309
Consumer	1,472	(443)	1,029
In-store merchant	276	(123)	153
Credit Cards	525	(171)	354
Total	$2,687	$(842)	$1,845

	December 31, 2021
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$361	$(79)	$282
Consumer	851	(232)	619
In-store merchant	187	(76)	111
Credit Cards	296	(48)	248
Total	$1,695	$(435)	$1,260

The credit quality analysis of loans receivable was as follows:

	June 30,	December 31,
	2022	2021
	(In millions)
1-30 days past due	$164	$90
31-60 days past due	97	47
61 -90 days past due	93	37
91 -120 days past due	85	37
121 -150 days past due	86	31
151 -180 days past due	80	25
181 -210 days past due	59	24
211 -240 days past due	49	23
241 -270 days past due	39	21
271 -300 days past due	36	21
301 -330 days past due	30	30
331 -360 days past due	25	25
Total past due	843	411
To become due	1,844	1,284
Total	$2,687	$1,695

The following tables summarize the allowance for doubtful accounts activity during the six-month periods ended June 30, 2022 and 2021:

	June 30, 2022
	On-line merchant	Consumer	In-store merchant	Credit Cards	Total
	(In millions)
Balance at beginning of year	$79	$232	$76	$48	$435
Charged/credited to Net Income	58	299	76	124	557
Charges/Utilized /Currency translation adjustments/Write-offs	(32)	(88)	(29)	(1)	(150)
Balance at end of period	$105	$443	$123	$171	$842

	June 30, 2021
	On-line merchant	Consumer	In-store merchant	Credit Cards	Total
	(In millions)
Balance at beginning of year	$20	$45	$13	$—	$78
Charged/credited to Net Income	30	101	34	2	167
Charges/Utilized /Currency translation adjustments/Write-offs	(2)	(4)	1	(1)	(6)
Balance at end of period	$48	$142	$48	$1	$239

6. Goodwill and intangible assets

Intangible assets

The composition of goodwill and intangible assets is as follows:

	June 30,	December 31,
	2022	2021
	(In millions)
Goodwill	$ 149	$ 148
Intangible assets with indefinite lives
- Trademarks	7	8
- Digital assets (1)	10	21
Amortizable intangible assets
- Licenses and others	13	13
- Non-compete agreement	4	4
- Customer list	12	13
- Trademarks	8	7
- Hubs Network	4	3
- Others	3	3
Total intangible assets	$ 61	$ 72
Accumulated amortization	(30)	(27)
Total intangible assets, net	$ 31	$ 45

(1)Digital assets are net of $20 million and $9 million of impairment losses as of June 30, 2022 and December 31, 2021.

Goodwill

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2022 and the year ended December 31, 2021 are as follows:

	Six Months Ended June 30, 2022
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In millions)
Balance, beginning of the period	$ 56	$ 10	$ 37	$ 37	$ 6	$ 2	$ 148
Effect of exchange rates changes	3	—	1	(3)	—	—	1
Balance, end of the period	$ 59	$ 10	$ 38	$ 34	$ 6	$ 2	$ 149

	Year Ended December 31, 2021
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In millions)
Balance, beginning of the year	$ 20	$ 10	$ 32	$ 17	$ 4	$ 2	$ 85
Business Acquisitions	37	—	6	23	2	—	68
Effect of exchange rates changes	(1)	—	(1)	(3)	—	—	(5)
Balance, end of the year	$ 56	$ 10	$ 37	$ 37	$ 6	$ 2	$ 148

Amortizable intangible assets

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets for the six-month periods ended June 30, 2022 and 2021 amounted to $3 million and $3 million, respectively, while aggregate amortization expense for intangible assets totaled $2 million and $2 million for the three-month periods ended June 30, 2022 and 2021, respectively.

The following table summarizes the remaining amortization of intangible assets (in millions of U.S. dollars) with definite useful life as of June 30, 2022:

For year ended 12/31/2022	$ 3
For year ended 12/31/2023	5
For year ended 12/31/2024	2
For year ended 12/31/2025	1
Thereafter	3
$ 14

7. Segment reporting

Reporting segments are based upon the Company’s internal organizational structure, the manner in which the Company’s operations are managed and resources are assigned, the criteria used by Management to evaluate the Company’s performance, the availability of separate financial information and overall materiality considerations.

Segment reporting is based on geography as the main basis of segment breakdown in accordance with the criteria, as determined by Management, used to evaluate the Company’s performance. The Company’s segments include Brazil, Argentina, Mexico and other countries (which includes Chile, Colombia, Costa Rica, Ecuador, Peru and Uruguay).

Direct contribution consists of net revenues from external customers less direct costs, which include costs of net revenues, product and technology development expenses, sales and marketing expenses, provision for doubtful accounts and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, payroll and third-party fees. All corporate related costs have been excluded from the segment’s direct contribution.

Expenses over which segment managers do not currently have discretionary control, such as certain technology and general and administrative costs, are monitored by Management through shared cost centers and are not evaluated in the measurement of segment performance.

The following tables summarize the financial performance of the Company’s reporting segments:

	Six Months Ended June 30, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$ 2,703	$ 1,112	$ 792	$ 238	$ 4,845
Direct costs	(2,263)	(692)	(691)	(227)	(3,873)
Direct contribution	440	420	101	11	972

Operating expenses and indirect costs of net revenues					(583)
Income from operations					389

Other income (expenses):
Interest income and other financial gains					77
Interest expense and other financial losses					(129)
Foreign currency losses, net					(63)
Net income before income tax expense					$ 274

	Six Months Ended June 30, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$ 1,720	$ 663	$ 489	$ 209	$ 3,081
Direct costs	(1,339)	(421)	(482)	(156)	(2,398)
Direct contribution	381	242	7	53	683

Operating expenses and indirect costs of net revenues					(426)
Income from operations					257

Other income (expenses):
Interest income and other financial gains					49
Interest expense and other financial losses					(131)
Foreign currency losses, net					(27)
Net income before income tax expense					$ 148

	Three Months Ended June 30, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$ 1,451	$ 594	$ 428	$ 124	$ 2,597
Direct costs	(1,198)	(372)	(363)	(117)	(2,050)
Direct contribution	253	222	65	7	547

Operating expenses and indirect costs of net revenues					(297)
Income from operations					250

Other income (expenses):
Interest income and other financial gains					46
Interest expense and other financial losses					(73)
Foreign currency losses, net					(60)
Net income before income tax expense					$ 163

	Three Months Ended June 30, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$ 951	$ 366	$ 259	$ 127	$ 1,703
Direct costs	(721)	(232)	(261)	(92)	(1,306)
Direct contribution	230	134	(2)	35	397

Operating expenses and indirect costs of net revenues					(231)
Income from operations					166

Other income (expenses):
Interest income and other financial gains					24
Interest expense and other financial losses					(40)
Foreign currency losses, net					(12)
Net income before income tax expense					$ 138

The following tables summarize net revenues per reporting segment, which have been disaggregated by similar products and services for the six and three-month periods ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	Brazil		Argentina		Mexico		Other Countries		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
	(In millions)
Commerce services (a)	$1,208	$978	$381	$266	$445	$332	$158	$146	$2,192	$1,722
Commerce products sales (b)	233	137	129	111	107	60	21	23	490	331
Total commerce revenues	$1,441	$1,115	$510	$377	$552	$392	$179	$169	$2,682	$2,053
Fintech services (c)	$702	$416	$391	$223	$59	$39	$54	$40	$1,206	$718
Credit revenues (d)	546	179	208	59	176	57	1	—	931	295
Fintech products sales (e)	14	10	3	4	5	1	4	—	26	15
Total fintech revenues	$1,262	$605	$602	$286	$240	$97	$59	$40	$2,163	$1,028
Total net revenues	$2,703	$1,720	$1,112	$663	$792	$489	$238	$209	$4,845	$3,081

	Three Months Ended June 30,
	Brazil		Argentina		Mexico		Other Countries		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
	(In millions)
Commerce services (a)	$641	$545	$200	$148	$232	$171	$82	$89	$1,155	$953
Commerce products sales (b)	111	79	70	62	58	33	10	15	249	189
Total commerce revenues	$752	$624	$270	$210	$290	$204	$92	$104	$1,404	$1,142
Fintech services (c)	$384	$224	$202	$121	$34	$21	$28	$23	$648	$389
Credit revenues (d)	307	97	120	33	101	33	1	—	529	163
Fintech products sales (e)	8	6	2	2	3	1	3	—	16	9
Total fintech revenues	$699	$327	$324	$156	$138	$55	$32	$23	$1,193	$561
Total net revenues	$1,451	$951	$594	$366	$428	$259	$124	$127	$2,597	$1,703

(a)	Includes final value fees paid by sellers derived from intermediation services and related shipping fees, classified fees derived from classified advertising services and ad sales.
(b)	Includes revenues from inventories sales and related shipping fees.
(c)

Includes revenues from commissions the Company charges for transactions off-platform derived from use of the Company's payment solution, revenues as a result of offering installments for the payment to its Mercado Pago users, either when the Company finances the transactions directly or when the Company sells the corresponding financial assets, Mercado Pago credit and debit card fees and insurtech fees.

(d)	Includes interest earned on loans and advances granted to merchants and consumers, and credit card transactions.
(e)	Includes sales of mobile point of sales devices.

The following table summarizes the allocation of property and equipment, net based on geography:

	June 30,	December 31,
	2022	2021
	(In millions)
US property and equipment, net	$ 1	$ 1
Other countries
Argentina	183	174
Brazil	486	395
Mexico	188	176
Other countries	74	61
	$ 931	$ 806
Total property and equipment, net	$ 932	$ 807

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30,	December 31,
	2022	2021
	(In millions)
US intangible assets	$ 10	$ 21
Other countries goodwill and intangible assets
Argentina	15	16
Brazil	63	60
Mexico	42	41
Chile	40	45
Other countries	10	10
	$ 170	$ 172
Total goodwill and intangible assets	$ 180	$ 193

8. Fair value measurement of assets and liabilities

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	June 30,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)	2021	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Assets
Cash and Cash Equivalents:
Money Market Funds	$ 321	$ 321	$ —	$ —	$ 1,079	$ 1,079	$ —	$ —
Sovereign Debt Securities (1)	—	—	—	—	16	16	—	—
Restricted Cash and cash equivalents:
Money Market Funds	207	207	—	—	210	210	—	—
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee) (1)	135	135	—	—	296	296	—	—
Investments:
Sovereign Debt Securities (Central Bank of Brazil Mandatory Guarantee) (1)	748	748	—	—	602	602	—	—
Sovereign Debt Securities (1) (2)	739	739	—	—	228	228	—	—
Corporate Debt Securities	55	55	—	—	—	—	—	—
Other Assets:
Derivative Instruments	6	—	6	—	17	—	—	17
Total Financial Assets	$ 2,211	$ 2,205	$ 6	$ —	$ 2,448	$ 2,431	$ —	$ 17
Liabilities:
Contingent considerations	$ 9	$ —	$ —	$ 9	$ 9	$ —	$ —	$ 9
Long-term retention plan	28	—	28	—	103	—	103	—
Derivative Instruments	21	—	21	—	6	—	—	6
Total Financial Liabilities	$ 58	$ —	$ 49	$ 9	$ 118	$ —	$ 103	$ 15

(1)Measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.)

(2)As of June 30, 2022 and December 31, 2021 includes $15 million and $13 million, respectively, of investments from securitization transactions that are restricted to the payment of amounts due to third-party investors. (See Note 4 - Cash, cash equivalents, restricted cash and cash equivalents and investments.)

As of June 30, 2022 and December 31, 2021, the Company’s financial assets and liabilities were valued at fair value using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company assumptions (fair value of derivative instruments is determined considering the prevailing risk free interest rate and spot exchange rate, fair value of contingent considerations is determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements).

The following tables summarize the reconciliation of the financial assets and liabilities measured at fair value using Level 3 inputs as of June 30, 2022 and December 31, 2021:

	Balance as of December 31, 2021	Net Additions	Settlements	Foreign Currency Translation	Gain (Losses) in Other Comprehensive Income	Gain (Losses) on Income Statement	Transfers out of level 3	Balance as of June 30, 2022
Derivative Instruments, net	$11	$2	$7	$2	$(15)	$(22)	$15	$—
Contingent Considerations	9	—	—	—	—	—	—	9
Total	$20	$2	$7	$2	$(15)	$(22)	$15	$9

	Balance as of December 31, 2020	Net Additions	Settlements	Foreign Currency Translation	Gain (Losses) in Other Comprehensive Income	Gain (Losses) on Income Statement	Transfers out of level 3	Balance as of December 31, 2021
Derivative Instruments, net	$(14)	$3	$14	$(3)	$11	$—	$—	$11
Contingent Considerations	5	4	—	—	—	—	—	9
Total	$(9)	$7	$14	$(3)	$11	$—	$—	$20

As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s financial assets (except for loans receivable) and liabilities (except for the 2028 Notes) measured at amortized cost approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash and cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets funds and debt securities), accounts receivable, credit card receivables and other means of payment, funds payable to customers, amounts payable due to credit and debit card transactions, other assets (excluding derivative instruments), accounts payable, salaries and social security payable (excluding variable LTRP), provisions and other liabilities (excluding contingent considerations and derivative instruments). If these financial instruments were measured at fair value in the financial statements, they would be classified as Level 2. On the other hand, as of June 30, 2022 and December 31, 2021, the estimated fair value of the loans receivables, which is based on Level 3 inputs, is $1,934 million and $1,260 million, respectively, and were determined based on Company’s assumptions. As of June 30, 2022 and December 31, 2021, the estimated fair value of the 2028 Notes, which is based on Level 2 inputs, is $305 million and $331 million, respectively, and were determined based on market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the effective interest rates are not materially different from market interest rates.

The following table summarizes the fair value for those financial assets and liabilities of the Company measured at amortized cost as of June 30, 2022 and December 31, 2021:

	Balances as of	Fair Value as of	Balances as of	Fair Value as of
	June 30,	June 30,	December 31,	December 31,
	2022	2022	2021	2021
	(In millions)
Assets
Time Deposits	$ 536	$ 536	$ 16	$ 16
Accounts receivable, net	102	102	98	98
Credit Card receivables and other means of payment, net	2,501	2,501	1,839	1,839
Loans receivable, net	1,845	1,934	1,260	1,260
Other assets	550	550	458	458
Total Assets	$ 5,534	$ 5,623	$ 3,671	$ 3,671
Liabilities
Accounts payable and accrued expenses	$ 1,131	$ 1,131	$ 1,036	$ 1,036
Funds payable to customers	2,528	2,528	2,393	2,393
Amounts payable due to credit and debit card transactions	437	437	341	341
Salaries and social security payable	249	249	230	230
Loans payable and other financial liabilities (*)	4,440	4,307	3,518	3,534
Other liabilities	117	117	117	117
Total Liabilities	$ 8,902	$ 8,769	$ 7,635	$ 7,651

(*) The fair value of the 2028 Notes (including the conversion option) is disclosed in Note 11.

As of June 30, 2022, the cost and the estimated fair value of the Company’s investment in corporate debt securities classified as available for sale were $55 million, all with an effective maturity of one year or less.

9. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of June 30, 2022, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $26 million to cover legal actions against the Company in which Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.

In addition, as of June 30, 2022, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible for an estimated aggregate amount up to $219 million. No loss amounts have been accrued for such reasonably possible legal actions.

Tax Claims

Interstate rate of ICMS-DIFAL on interstate sales

During 2020 and 2021, the Brazilian subsidiaries, Ebazar.com.br Ltda. and Mercado Pago Instituição de Pagamento Ltda., filed 15 writs of mandamus before the State Courts of Justice where these companies have sales branches in order to prevent Brazilian states from collecting the ICMS (“Imposto sobre Circulação de Mercadorias, Serviços de Transporte Interestadual, Intermunicipal e Comunicação”) on interstate sales at a differential rate (“ICMS-DIFAL”) without the existence of a complementary law. 4 of these cases were filed in 2020 and the other 11 were filed in 2021, after Ebazar.com.br Ltda. opened new branches. On February 24, 2021, the Brazilian Supreme Court ruled on the controversy in a binding precedent, which declared the unconstitutionality of ICMS-DIFAL without the proper complementary law. In the same case, however, the Supreme Court ruled on the modulation of the effects of its decision (ex tunc.). Therefore, those 11 cases filed by the Company after the Supreme Court’s decision may not stand because of the modulation of effects with respect to that decision. The Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing is probable. For that reason, the Company has recorded a $9 million provision related to these 11 cases for the disputed amounts. For the other 4 cases filed before the Supreme Court’s decision, the risk of losing is remote.

In January 2022, (therefore, already in the course of fiscal year 2022 and already in full application of the understanding of the Supreme Court for unconstitutionality), supplementary Law No. 190/22 was published, outlining the general rules for the requirement of DIFAL and expressly mentioning the need to comply with the principle of anticipation. Notwithstanding this provision, which expressly points to the need to comply with the anticipation, Brazil’s Federation Units have not complied with this guarantee. Therefore, Ebazar.com.br Ltda. and Mercado Pago Instituição de Pagamento Ltda., filed writs of mandamus to the 27 Federation Units, aimed at preventing that the Brazilian tax authorities demand payments of the DIFAL. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

From April to June 2022, the Brazilian subsidiary Mercado Envios Serviços de Logística Ltda. also filed writs of mandamus to 3 Federation Units (São Paulo, Santa Catarina e Bahia), for the purpose of preventing the Brazilian tax authorities from demanding payment of the DIFAL over their respective fixed assets. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

Exclusion of ICMS tax benefits from IRPJ and CSLL tax base

The Company has ICMS tax incentives granted by the State of Minas Gerais, through a special regime signed with the state by means of a term of agreement, which are aimed at implementing and expanding business in that state. The Company accounted for the tax benefit within cost of net revenues for $17 million and $8 million for the six and three-month periods ended June 30, 2022, respectively (no impact in the same periods of the preceding year).

On November 9, 2021 the Company filed a writ of mandamus which claimed the exclusion of the amounts relating to the ICMS tax benefits granted by the State of Minas Gerais through the special regime from the tax base of the Corporate Income Tax (IRPJ) and of the Social Contribution on Net Profits (CSLL).

On January 31, 2022, a decision was rendered granting the injunction requested in order not to include the amounts of tax benefits granted by the State of Minas Gerais in the tax base of IRPJ and CSLL, without, however, ruling on the requirements set forth in article 30 of Law 12.973/14 and article 38 of Decree-Law 1577/98. A motion for clarification was filed against this decision, which was accepted in order to include in the preliminary injunction the lack of compliance with such requirements. On April 12, 2022, the Office of Attorney-General of the National Treasury manifested itself in the records informing that it had not filed an appeal against the decision that granted the preliminary injunction. The Company is currently waiting for the judicial decision. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

Buyer protection program

The BPP program is designed to protect buyers in the Marketplace from losses due primarily to fraud or counterparty non-performance. The Company’s BPP provides protection to consumers by reimbursing them for the total value of a purchased item and the value of any shipping service paid if it does not arrive or does not match the seller’s description. The Company is entitled to recover from the third-party carrier companies performing the shipping service certain amounts paid under the BPP. Furthermore, in some specific circumstances (i.e. Black Friday, Hot Sale), the Company enters into insurance contracts with third-party insurance companies in order to cover contingencies that may arise from the BPP.

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

As of June 30, 2022 and December 31, 2021, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $3,301 million and $2,964 million, respectively, for which the Company recorded a provision of $5 million and $5 million, respectively.

Commitments

The Company committed to purchase cloud platform services from two U.S. suppliers based on the following terms:

a) for a total amount of $824 million, to be fully paid off between October 1, 2021 and September 30, 2026. As of June 30, 2022, the Company had paid $94 million in relation thereto; and

b) for a total amount of $108 million, to be fully paid off between September 17, 2021 and September 17, 2024. As of June 30, 2022, the Company had paid $18 million in relation thereto.

In connection with the closing of MELI Kaszek Pioneer Corp (“MEKA”)’s initial public offering on October 1, 2021, MEKA (a special purpose acquisition company sponsored by MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”), which is a joint venture between Company’s subsidiary MELI Capital Ventures LLC and Kaszek) entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from MEKA 5 million Class A ordinary shares at a price of $10 per share in a private placement to close substantially concurrently with the consummation of MEKA’s initial business combination.

On April 8, 2022, the Company signed a 10-year agreement with Gol Linhas Aereas S.A. under which the Company is committed to contract a minimum amount of air logistics services for a total annual cost of $43 million. According to the agreement, Gol Linhas Aereas S.A. will provide logistics services in Brazil to Mercado Envios through six dedicated aircrafts.

10. Long term retention program (“LTRP”)

The following table summarizes the long term retention program accrued compensation expense for the six and three-month periods ended June 30, 2022 and 2021, which are payable in cash according to the decisions made by the Board of Directors:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
LTRP 2016	$—	$1	$—	$2
LTRP 2017	(4)	2	(3)	3
LTRP 2018	(3)	2	(3)	1
LTRP 2019	7	15	1	7
LTRP 2020	9	18	2	8
LTRP 2021	11	13	3	7
LTRP 2022	15	—	5	—
Total LTRP	$35	$51	$5	$28

11. Loans payable and other financial liabilities

The following table summarizes the Company’s Loans payable and other financial liabilities as of June 30, 2022 and December 31, 2021:

					Book value as of

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	June 30, 2022	December 31, 2021
					(In millions)
Current loans payable and other financial liabilities:
Loans from banks
Chilean Subsidiary	Chilean Pesos	Fixed	10.18%	July - December 2022	$129	$112
Brazilian Subsidiary	US Dollar	Variable	LIBOR 3M + 0.7408%	July 2022	60	60
Brazilian Subsidiary	US Dollar	Fixed	1.30%	December 2022	50	50
Brazilian Subsidiary	US Dollar	Fixed	1.70%	November 2022	51	50
Mexican Subsidiary	Mexican Peso	Variable	TIIE + 2.20 - 3.50%	July 2022 - June 2023	71	66
Mexican Subsidiary	Mexican Peso	Fixed	9.48%	July 2022 - June 2023	40	—
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	9.50%	July - December 2022	27	23
Colombian Subsidiary	Colombian Pesos	Fixed	8.62%	August - December 2022	18	16
Chilean Subsidiary	Chilean Pesos	Fixed	9.89%	July - November 2022	14	—
Chilean Subsidiary	Chilean Pesos	Fixed	2.46%	July 2022 - June 2023	1	1

Secured lines of credit
Argentine Subsidiary	Argentine Pesos	Fixed	42.72%	July 2022	44	44
Argentine Subsidiary	Argentine Pesos	Fixed	43.78%	July 2022	37	25
Mexican Subsidiary	Mexican Peso	Fixed	9.85%	July 2022 - June 2023	7	4

Unsecured lines of credit
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	10.10%	July 2022	29	27
Argentine Subsidiary	Argentine Pesos	Fixed	34.06%	July 2022	68	115
Brazilian Subsidiary	Brazilian Reais	—	—%	—	—	4

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 5.25 -7.15%	February - May 2023	261	—
Brazilian Subsidiary	Brazilian Reais	Variable	98% to 150% of CDI	July 2022 - June 2023	475	518
Brazilian Subsidiary	Brazilian Reais	Fixed	7.95 - 14.41%	July 2022 - June 2023	132	41
Brazilian Subsidiary	Brazilian Reais	Variable	106% to 107.6% of CDI	July - September 2022	42	23

2028 Notes					3	3
2026 Sustainability Notes					4	4
2031 Notes					10	10
Finance lease obligations					12	10
Collateralized debt					336	77
Other lines of credit					4	2
					$1,925	$1,285

					Book value as of

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	June 30, 2022	December 31, 2021
					(In millions)
Non-Current loans payable and other financial liabilities:
2028 Notes					435	312
2026 Sustainability Notes					397	397
2031 Notes					694	694
Financial Bills
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.95 - 1.10%	July 2023 - February 2024	105	92
Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	104.5% to 116% of CDI	July 2023 - June 2024	17	3
Finance lease obligations					37	36
Collateralized debt					765	674
Loans from banks
Chilean Subsidiary	Chilean Pesos	Fixed	2.46%	July 2023 - April 2025	3	4
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.8%	May 2024 - May 2031	4	4
Mexican Subsidiary	Mexican Peso	Variable	TIIE + 3.20 - 3.50%	July 2023 - June 2027	31	—

Secured lines of credit
Mexican Subsidiary	Mexican Peso	Fixed	9.85%	July 2023 - July 2027	27	17
					$2,515	$2,233

See Notes 12 and 13 to these interim condensed consolidated financial statements for details regarding the Company’s collateralized debt securitization transactions and finance lease obligations, respectively.

2.375% Sustainability Senior Notes Due 2026 and 3.125% Senior Notes Due 2031

On January 14, 2021, the Company closed a public offering of $400 million aggregate principal amount of 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”) and $700 million aggregate principal amount of 3.125% Notes due 2031 (the “2031 Notes”, and together with the 2026 Sustainability Notes, the “Notes”). The Company pays interest on the Notes on January 14 and July 14 of each year, beginning on July 14, 2021. The 2026 Sustainability Notes will mature on January 14, 2026, and the 2031 Notes will mature on January 14, 2031. In connection with the Notes, the Company capitalized $11 million of debt issuance costs, which are amortized during the term of the Notes. The Company intends to allocate an amount equal to the net proceeds from the sale of the 2026 Sustainability Notes to finance or refinance Eligible Projects. “Eligible Projects” are investments and expenditures made by the Company beginning with the issuance date of the 2026 Sustainability Notes or in the 24 months prior to the issuance of the 2026 Sustainability Notes, that: (i) contribute to environmental objectives such as: clean transportation, land conservation and preservation, energy efficiency, renewable energy, green buildings and pollution prevention and control, (ii) aim to address or mitigate a specific social issue or seek to achieve positive social outcomes especially, but not exclusively, for one or more target populations or (iii) combine (i) and (ii).

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

2.00% Convertible Senior Notes Due 2028

On August 24, 2018, the Company issued $800 million of 2.00% Convertible Senior Notes due 2028 and issued an additional $80 million of notes on August 31, 2018 pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, for an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (collectively, the “2028 Notes”). The 2028 Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on February 15 and August 15 of each year, at a rate of 2.00% per annum. The 2028 Notes will mature on August 15, 2028 unless earlier redeemed, repurchased or converted in accordance with their terms prior to such date. The 2028 Notes may be converted, under specific conditions, based on an initial conversion rate of 2.2553 shares of common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of $443.40 per share of common stock), subject to adjustment as described in the indenture governing the 2028 Notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. As of June 30, 2022, the principal and issuance costs of the 2028 Notes amounted to $439 million and $4 million, respectively. For additional information regarding the 2028 Notes please refer to Note 2 and Note 16 to the audited consolidated financial statements for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC.

During the six-month period ended June 30, 2022, 7 Notes were requested for conversion, for a total principal amount of $7 thousand. The determination of whether or not the Notes are convertible must be performed on a quarterly basis. The Company reconfirmed during the second quarter of 2022 that the conversion threshold was met and the Notes remain eligible for conversion. As of the date of issuance of these interim condensed consolidated financial statements, the Company did not receive additional requests for conversion.

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

The total estimated fair value of the 2028 Notes was $717 million and $1,367 million as of June 30, 2022 and December 31, 2021, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of June 30, 2022 and December 31, 2021 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $636.87 closing price of the Company’s common stock on June 30, 2022, the if-converted value of the 2028 Notes exceeded their principal amount by $192 million.

Revolving Credit Agreement

On March 31, 2022, the Company, as borrower, entered into a $400 million revolving credit agreement (the “Credit Agreement”). Under the Credit Agreement, the Company’s subsidaries MercadoLibre S.R.L., eBazar.com.br Ltda, Ibazar.com Atividades De Internet Ltda., Mercado Envios Serviços de Logística Ltda., Mercado Pago Instituição de Pagamento Ltda., DeRemate.com de México S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda., and MercadoLibre Colombia Ltda. have guaranteed the Company’s obligations.

The interest rates under the Credit Agreement are based on Adjusted Term SOFR (“Secured Overnight Funding Rate”) plus an interest margin of 1.25% per annum. Any loans drawn under the Credit Agreement must be repaid on or prior to March 31, 2025. The Company is also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%.

As of June 30, 2022, no amounts have been borrowed under the facility.

12. Securitization Transactions

The process of securitization consists of the issuance of securities collateralized by a pool of assets through a special purpose entity, often under a VIE.

The Company securitizes financial assets associated with its credit cards and loans receivable portfolio. The Company’s securitization transactions typically involve the legal transfer of financial assets to bankruptcy remote special purpose entities (“SPEs”). The Company generally retains economic interests in the collateralized securitization transactions, which are retained in the form of subordinated interests. For accounting purposes, the Company is generally precluded from recording the transfers of assets in securitization transactions as sales or is required to consolidate the SPE.

The Company securitizes certain credit card receivables related to users’ purchases through Argentine and Chilean SPEs. Under the SPE contracts, the Company has determined that it has no obligation to absorb losses or the right to receive benefits of the SPEs that could be significant because it does not retain any equity certificate of participation or subordinated interest in the SPEs. As the Company does not control the vehicles, its assets, liabilities and related results are not consolidated in the Company’s financial statements.

Additionally, the Company securitizes certain credit card receivables related to users’ purchases through Brazilian SPEs. Under the SPE contracts, the Company has determined that it has the obligation to absorb losses or the right to receive benefits of the SPEs that could be significant because it retains subordinated interest in the SPEs. As the Company controls the vehicles, the assets, liabilities and related results are consolidated in its financial statements.

The Company securitizes certain loans receivable through Brazilian, Argentine and Mexican SPEs, formed to securitize loans receivable provided by the Company to its users or purchased from financial institutions that grant loans to the Company’s users through Mercado Pago. According to the SPE contracts, the Company has determined that it has both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant because it retains the equity certificates of participation and would therefore also be consolidated. When the Company controls the vehicle, it accounts for the securitization transactions as if they were secured financing and therefore the assets, liabilities and related results are consolidated in its financial statements.

The following table summarizes the Company’s collateralized debt under securitization transactions, as of June 30, 2022:

SPEs	Collateralized debt as of June 30, 2022	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	153	CDI + 2.50%	Brazilian Reais	May 2025
Fundo de Investimento Em DireitosCreditórios Arandu	191	CDI + 1.75%	Brazilian Reais	June 2023
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	21	CDI + 3.50%	Brazilian Reais	August 2023
Olimpia Fundo de Investimento Em Direitos Creditórios	96	CDI + 1.25%	Brazilian Reais	November 2024
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	216	CDI + 1.90%	Brazilian Reais	May 2028
Mercado Crédito XI	2	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	September 2022
Mercado Crédito Consumo VI	4	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	August 2022
Mercado Crédito Consumo VII	6	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	October 2022
Mercado Crédito Consumo VIII	14	Badlar rates plus 200 basis points with a min 30% and a max 50%	Argentine Pesos	February 2023
Mercado Crédito Consumo IX	19	Badlar rates plus 200 basis points with a min 30% and a max 52%	Argentine Pesos	May 2023
Mercado Crédito Consumo X (*)	18	Badlar rates plus 200 basis points with a min 35% and a max 62%	Argentine Pesos	June 2023
Mercado Crédito Consumo XI (*)	15	Badlar rates plus 200 basis points with a min 35% and a max 63%	Argentine Pesos	August 2023
Mercado Crédito XII	6	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	November 2022
Mercado Crédito XIII	12	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	April 2023
Mercado Crédito XIV	18	Badlar rates plus 200 basis points with a min 30% and a max 48%	Argentine Pesos	March 2023
Mercado Crédito XV	19	Badlar rates plus 200 basis points with a min 30% and a max 56%	Argentine Pesos	August 2023
Fideicomiso de administración y fuente de pago CIB/3756	148	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 1.9%	Mexican Pesos	October 2023
Fideicomiso de administración y fuente de pago CIB/3369	143	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.0%	Mexican Pesos	April 2024
	1,101

(*)

As of June 30, 2022, Loans payables owned by these trusts were obtained through private placements. Mercado Crédito Consumo X trust made a public bond offering in Argentine stock market on July 22, 2022.

This secured debt is issued by the SPEs and includes collateralized securities used to fund the Company’s Fintech business. The third-party investors in the securitization transactions have legal recourse only to the assets securing the debt and do not have recourse to the Company. Additionally, the cash flows generated by the SPEs are restricted to the payment of amounts due to third-party investors, but the Company retains the right to residual cash flows.

The assets and liabilities of the SPEs are included in the Company’s interim condensed consolidated financial statements as of June 30, 2022 and December 31, 2021 as follows:

	June 30,	December 31,
	2022	2021
Assets	(In millions)
Current assets:
Restricted cash and cash equivalents	$310	$282
Credit card receivables and other means of payments, net	326	278
Loans receivable, net	968	608
Total current assets	1,604	1,168
Non-current assets:
Long-term investments	15	13
Loans receivable, net	35	45
Total non-current assets	50	58
Total assets	$1,654	$1,226
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$6	$1
Loans payable and other financial liabilities	336	77
Total current liabilities	342	78
Non-current liabilities:
Loans payable and other financial liabilities	765	674
Total non-current liabilities	765	674
Total liabilities	$1,107	$752

13. Leases

The Company leases certain fulfillment, cross-docking and services centers, office space, machines and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows:

	June 30,	December 31,
	2022	2021
Operating Leases	(In millions)
Operating lease right-of-use assets	$525	$461

Operating lease liabilities	$528	$464

Finance Leases
Property and equipment, at cost	79	68
Accumulated depreciation	(21)	(14)
Property and equipment, net	$58	$54

Loans payable and other financial liabilities	$49	$46

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases at June 30, 2022:

Weighted average remaining lease term
Operating leases	7	Years
Finance leases	4	Years

Weighted average discount rate (*)
Operating leases	9%
Finance leases	16%

(*) Includes discount rates of leases in local currency and U.S. dollar.

The components of lease expense were as follows:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Operating lease cost	$59	$34

Finance lease cost:
Depreciation of property and equipment	8	4
Interest on lease liabilities	4	2
Total finance lease cost	$12	$6

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	(In millions)
Operating cash flows from operating leases	$54	$32
Financing cash flows from finance leases	9	9

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$115	$110
Finance leases	7	17

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending June 30, 2022	Operating Leases	Finance Leases
	(In millions)
One year or less	$121	$19
One year to two years	117	19
Two years to three years	110	15
Three years to four years	92	7
Four years to five years	63	5
Thereafter	183	—
Total lease payments	$686	$65
Less imputed interest	(158)	(16)
Total	$528	$49

14. Derivative instruments

Cash Flow Hedge

As of June 30, 2022 the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of June 30, 2022, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

In addition, the Company has entered into swap contracts to hedge the interest rate fluctuation of its financial debt issued by one of its Brazilian subsidiaries. The Company designated the swap contracts as cash flow hedges. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings within the next 12 months.

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

Derivative instruments not designated as hedging instruments

As of June 30, 2022, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian and Mexican subsidiaries, whose functional currencies are the Brazilian Reais and Mexican Peso, respectively. These transactions were not designated as hedges for accounting purposes.

In addition, the Company has entered into full cross currency swap contracts to hedge the interest rate fluctuation and foreign currency fluctuations of its financial debt nominated in U.S. dollars held by its Brazilian subsidiaries that mature in 2022. These transactions were not designated as hedges for accounting purposes.

Finally, as of June 30, 2022, the Company entered into swap contracts to hedge the interest rate fluctuation of its financial debt related to its credit card receivables securitization transactions. These transactions were not designated as hedges for accounting purposes.

The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of	Notional Amount as of
	June 30, 2022	December 31, 2021
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$82	$89
Interest rate contracts	$228	$—
Cross currency swap contracts	$96	$94

Not designated as hedging instrument
Foreign exchange contracts	$82	$—
Interest rate contracts	$345	$249
Cross currency swap contracts	$160	$160

Derivative Instrument Contracts

The fair values of the Company’s outstanding derivative instruments as of June 30, 2022 and December 31, 2021 were as follows:

		June 30,	December 31,
	Balance sheet location	2022	2021
		(In millions)
Derivatives
Foreign exchange contracts not designated as hedging instruments	Other current Assets	$2	$—
Interest rate contracts designated as cash flow hedges	Other current Assets	1	—
Cross currency swap contracts designated as net investment hedge	Other non-current Assets	1	7
Cross currency swap contracts not designated as hedging instruments	Other current Assets	—	8
Foreign exchange contracts designated as cash flow hedges	Other current Assets	1	2
Interest rate contracts not designated as hedging instruments	Other current Assets	1	—
Cross currency swap contracts not designated as hedging instruments	Other current Liabilities	12	5
Cross currency swap contracts designated as net investment hedge	Other non-current Liabilities	3	—
Interest rate contracts designated as cash flow hedges	Other current Liabilities	2	—
Foreign exchange contracts designated as cash flow hedges	Other current Liabilities	4	1

The effects of derivative contracts on the unaudited interim condensed consolidated statement of comprehensive income as of June 30, 2022 were as follows:

		Amount of	Amount of loss reclassified
	December 31,	gains recognized	from accumulated	June 30,
	2021	in other comprehensive loss	other comprehensive loss	2022
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$ 1	$ (9)	$ 4	$ (4)
Interest Swap Contracts designated as cash flow hedges	—	(6)	1	(5)
Cross currency swap contract designated as net investment hedge	7	(9)	4	2
	8	(24)	9	(7)

The effects of derivative contracts not designated as hedging instruments on the unaudited interim condensed consolidated statements of income for the six and three-month periods ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Foreign exchange contracts not designated as hedging instruments recognized in foreign exchange losses, net	$—	$(11)	$5	$(30)
Currency Swap contracts not designated as hedging instruments recognized in foreign exchange losses, net	(22)	—	10	—

15. Share repurchase program

On August 4, 2021, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $150 million (the “2021 Authorization”). This authorization, was scheduled to expire on August 31, 2022. On March 1, 2022, the Board authorized an increase in the 2021 Authorization of $300 million, from an aggregate consideration of up to $150 million to an aggregate consideration of up to $450 million. The Board also authorized an extension of the term of the 2021 Authorization, from August 31, 2022 to August 31, 2023.

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

As of June 30, 2022, the Company had acquired 208,577 shares under the aforementioned share repurchase programs.

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

From time to time, the Company acquires shares of its own common stock in the Argentine market and pays for them in Argentine pesos at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism, because of restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate in Argentina. As a result, the Company recognized foreign currency losses of $63 million and $31 million for the six-month periods ended June 30, 2022 and 2021 respectively, while foreign currency losses for the three-month periods ended June 30, 2022 and 2021 amounted to $28 million and $13 million, respectively.

16. Fintech Regulations

Regulation issued by Central Bank of Argentina (“CBA”)

In January 2020, the CBA enacted regulations related to payment service providers that applies to fintech companies that are not financial institutions, but nevertheless provide payment services in at least one of the processes of the payments system and offer a payment account to its customers. On July 7, 2020, the CBA approved the registration of the Argentine subsidiary in the registry for payment service providers who offer payment accounts (“PSPOCP” according to its Spanish acronym). These regulations set forth certain rules that require PSPOCP to, among other things, (i) deposit and maintain users’ funds in specific local bank accounts, payable on demand; (ii) implement a monthly reporting regime with the CBA; (iii) segregate information related to users’ investments funds; (iv) segregate the Company’s funds from users’ funds; and (v) to comply with transparency provisions regarding PSPOCP’s advertising material and documents. As of June 30, 2022, in accordance with the regulation, the Company held customer’s funds for the amount of $415 million representing the total amount of funds in payment accounts of customers, payable to them on demand.

On December 30, 2021, the board of the CBA issued a regulation by which financial institutions must set up a reserve of 100% of the customer funds deposited by payment service providers that offer payment accounts. According to this new regulation, from January 1, 2022, 100% of the customer funds that have not been invested by users in Mercado Fondo, have to remain deposited at the CBA and available for users. On January 13, 2022, the Company challenged such regulation, and sought for an injunction to suspend the effects pending resolution of the challenge. On March 22, 2022, the CBA rejected our challenge. On April 22, 2022, we sought a new preliminary injunction with the courts, in order to suspend the effects of the regulation until a final decision on the merits is granted on the case to be initiated within 90 days following that request, which is pending resolution by the court. As of the date of issuance of this report, the Company is reviewing its legal strategy to continue litigating this case.

Regulation issued by Central Bank of Brazil

On November 1, 2018, the Company obtained approval from the Central Bank of Brazil to operate as an authorized payment institution. With this authorization, Mercado Pago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all obligations established by current regulations. Among other obligations, the regulations require authorized payment institutions to hold any electronic balance in a payment institution account in either a specific account of the Central Bank of Brazil that does not pay interest or Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia.” 100% of electronic funds were required to be deposited as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, in accordance with the regulation, the Company held $883 million deposited in Brazilian federal government bonds, respectively, as a mandatory guarantee (the “Central Bank of Brazil mandatory guarantee”).

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

As of June 30, 2022, in accordance with the regulations, the Chilean subsidiaries held $40 million as restricted cash related to liquidity reserves.

Mexican subsidiary regulated by National Banking and Securities Commission

On April 29, 2022, MercadoLibre, S.A. de C.V. Institución de Fondos de Pago Electrónico, a Mexican subsidiary obtained the final approval by the National Banking and Securities Commission (Comisión Nacional Bancaria y de Valores, or the "CNBV") to operate as an Electronic Payment Institution (Institución de Fondos de Pago Electrónico or “IFPE”, as referred to by the Financial Technology Institutions Act) which enables that entity to issue, manage, redeem and make electronic transfers of money on behalf of its clients, through computer applications, interfaces, web sites or any other means of electronic or digital communication.

MercadoLibre, S.A. de C.V. Institución de Fondos de Pago Electrónico thus became a regulated financial entity, effective on July 1, 2022, and is subject to the supervision and jurisdiction of the relevant Mexican financial regulators, including but not limited to the CNBV and the Central Bank. Amongst the regulatory obligations to which Electronic Payment Institutions are subject, the following are noteworthy: a) maintain minimum capital requirements, b) maintain sufficient reserves in high-quality liquid assets (e.g. cash, treasury bills, etc.), so as to be able to redeem, on par, the funds held on behalf of the clients, c) maintenance of compliance, anti-money laundering and countering of terrorism financing, d) development and maintenance of sound cybersecurity and information security policies, including but not limited to the performance of recurrent vulnerability tests and the deployment of strict infrastructure controls.

17. Advisory Agreement and Shares granted

On April 8, 2022, the Company entered into an Advisory Services Agreement with Mr. Stelleo Tolda (former Mercado Libre’s Executive officer) whereby he will provide the Company with certain consulting and advisory services as an independent contractor for a three-year period for a fee of $10,000 per month. The Company also entered into a restricted stock award agreement with Mr. Tolda on April 8, 2022, whereby the Company awarded Mr. Tolda a grant of 5,051 shares of restricted stock under the Amended and Restated 2009 Equity Compensation Plan. One-fifth of the restricted stock award vests on each of the five anniversaries of the grant date, subject to Mr. Tolda’s continued compliance with the restrictive covenants set forth in the agreement.

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

•a discussion of our principal trends and results of operations for the six and three-month periods ended June 30, 2022 and 2021;

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

The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full experience. Sellers that opt into our logistics solutions are not only able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices, but are also eligible to access shipping subsidies to offer free or discounted shipping for many of their sales on our Marketplaces. In 2020, we launched Meli Air with a fleet of dedicated aircrafts covering routes across Brazil and Mexico, with the aim of improving our delivery times. We have also developed a network of independent neighborhood stores and commercial points (known as “MELI Places”) to receive and store packages that are in transit using our integrated technology. MELI Places network allows buyers and sellers to pick-up, drop-off, or return packages with a better experience, reducing the travel distance for all parties. As of June 30, 2022, we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile, Colombia, Uruguay and Peru.

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

Reporting Segments and Geographic Information

Our segment reporting is based on geography, which is the criterion our Management currently uses to evaluate our segment performance. Our geographic segments are Brazil, Argentina, Mexico and Other Countries (including Chile, Colombia, Costa Rica, Ecuador, Peru and Uruguay). Although we discuss long-term trends in our business, it is our policy not to provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our company and believe focusing on short-term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our Company, which could reduce the value of our common stock or permit competitors with short-term tactics to grow more rapidly than us. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock.

The following table sets forth the percentage of our consolidated net revenues by segment for the six and three-month periods ended June 30, 2022 and 2021:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(% of total consolidated net revenues)	2022	2021	2022	2021
Brazil	55.8%	55.8%	55.9%	55.9%
Argentina	23.0	21.5	22.9	21.5
Mexico	16.3	15.9	16.5	15.2
Other Countries	4.9	6.8	4.7	7.4

The following table summarizes the changes in our net revenues by segment for the six and three-month periods ended June 30, 2022 and 2021:

	Six Months Ended		Change from 2021		Three Months Ended		Change from 2021
	June 30,		to 2022		June 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$2,703	$1,720	$983	57.2%	$1,451	$951	$500	52.6%
Argentina	1,112	663	449	67.7	594	366	228	62.3
Mexico	792	489	303	62.0	428	259	169	65.3
Other Countries	238	209	29	13.9	124	127	(3)	-2.4
Total Net Revenues	$4,845	$3,081	$1,764	57.3%	$2,597	$1,703	$894	52.5%

Description of Line Items

Net revenues

We disaggregate revenues into four geographical reporting segments. Within each of our segments, the services we provide and products we sell generally fall into two distinct revenue streams: “Commerce” and “Fintech.”

The following table summarizes our consolidated net revenues by revenue stream for the six and three-month periods ended June 30, 2022 and 2021:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
Consolidated net revenues by revenue stream	2022	2021	2022	2021
	(in millions)		(in millions)
Commerce	$2,682	$2,053	$1,404	$1,142
Fintech	2,163	1,028	1,193	561
Total	$4,845	$3,081	$2,597	$1,703

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the six-month periods ended June 30, 2022 and 2021, no single customer accounted for more than 5.0% of our net revenues.

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

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues, which are classified as a cost of net revenues. These taxes represented 7.5% of net revenues for the six-month period ended June 30, 2022, as compared to 8.4% for the same period in 2021. For the three-month periods ended June 30, 2022 and 2021, these taxes represented 7.7% and 8.5% of net revenues, respectively.

Cost of net revenues

Cost of net revenues primarily includes cost of sales of goods, shipping operation costs (including warehousing costs), carrier and other operating costs, collection fees, sales taxes, fraud prevention fees, certain taxes on bank transactions, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges and depreciation and amortization.

Product and technology development expenses

Our product and technology development related expenses consist primarily of compensation for our engineering and web-development staff, depreciation and amortization costs related to product and technology development, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to us.

Sales and marketing expenses

Our sales and marketing expenses consist primarily of costs related to marketing our platforms through online and offline advertising and agreements with portals, search engines and other sales expenses related to strategic marketing initiatives, charges related to our buyer protection programs, the salaries of employees involved in these activities, chargebacks related to our Mercado Pago operations, branding initiatives, marketing activities for our users and depreciation and amortization costs.

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

Provision for doubtful accounts

Provision for doubtful accounts consists of the expected credit losses on our financial assets, mainly loans receivable, accounts receivable and credit card receivables and other means of payments.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies, Management estimates or accounting policies since the year ended December 31, 2021 and disclosed in the Form 10-K, see “Critical Accounting Policies and Estimates,” except for the adoption of ASU 2020-06 as of January 1, 2022. See section Recently Adopted Accounting Standards of Note 2 to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report.

Results of operations for the six and three-month periods ended June 30, 2022 compared to the six and three-month periods ended June 30, 2021

The selected financial data for the six and three-month periods ended June 30, 2022 and 2021 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that Management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the six and three-month periods ended June 30, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or for any other period.

Statement of income data

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions)	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net service revenues	$4,329	$2,735	$2,332	$1,505
Net product revenues	516	346	265	198
Net revenues	4,845	3,081	2,597	1,703

Cost of net revenues	(2,488)	(1,736)	(1,313)	(949)
Gross profit	2,357	1,345	1,284	754

Operating expenses:

Product and technology development	(496)	(273)	(262)	(147)
Sales and marketing	(583)	(455)	(296)	(251)
Provision for doubtful accounts	(557)	(166)	(303)	(82)
General and administrative	(332)	(194)	(173)	(108)
Total operating expenses	(1,968)	(1,088)	(1,034)	(588)
Income from operations	389	257	250	166

Other income (expenses):
Interest income and other financial gains	77	49	46	24
Interest expense and other financial losses (*)	(129)	(131)	(73)	(40)
Foreign currency losses, net	(63)	(27)	(60)	(12)
Net income before income tax expense	274	148	163	138

Income tax expense	(85)	(114)	(39)	(70)
Equity in earnings of unconsolidated entity	(1)	—	(1)	—
Net income	$188	$34	$123	$68

(*) Includes $49 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 11 to our unaudited interim condensed consolidated financial statements for further detail on 2028 Notes repurchase.

Principal trends in results of operations

Net revenues

Our net revenues maintained its growth trajectory during the first half of 2022, specifically related to the growth of our fintech solution services (credits business and off-platform transactions through Mercado Pago, mainly) and the increase in our gross merchandise volume. As we continue to invest for growth, we have also made tactical adjustments to our operations that align with the current macroeconomic outlook, while preserving our long-term strategy. Hence, we have selected a more moderate approach to the investment intensity for growing volumes for groceries and the first party retail assortment. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Net Revenues” section for further detail on net revenues trends for the six and three-month periods ended June 30, 2022, and 2021.

As a consequence of the COVID-19 pandemic, governments in Latin America imposed total or partial lockdowns and curfews in March 2020, some of which have been subsequently extended, modified or rescinded based on the evolution of the COVID-19 pandemic. On balance, the effect of such measures on consumer behavior has resulted in revenue growth for our business. However, it is uncertain how consumer behavior will evolve in the future, and how and whether that will impact our revenues.

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

Our gross profit trends are directly affected by our revenue, as stated above, and our cost of net revenues. In this sense, our main cost of net revenue is composed of cost of sales of goods, collection fees, sales taxes, shipping operation costs (including warehousing costs), carrier and other operating costs, hosting and site operation fees, compensation for customer support personnel and ISP connectivity charges. This cost structure is directly affected by the level of operations of our services, and our strategic plan on gross profit is built on factors such as an ample liquidity to fund expenses and investments and a cost-effective capital structure.

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

For the six-month periods ended June 30, 2022 and 2021, our gross profit margins were 48.6% and 43.7%, respectively. The increase in our gross profit margin resulted primarily from the decrease in our shipping operating and carrier cost, collection fees and sales taxes, as a percentage of net revenues.

For the three-month periods ended June 30, 2022 and 2021, our gross profit margins were 49.4% and 44.3%, respectively. The increase in our gross profit margin resulted primarily from the decrease in our shipping operating and carrier cost, cost of sales of goods and collection fees, as a percentage of net revenues.

Operating margins

Our operating margin is defined as income from operations as a percentage of net revenues.

Our operating margin is affected by our operating expenses structure, which mainly consists of our employees’ salaries, our sales and marketing expenses related to those activities we incurred to promote our services, provision for doubtful accounts and product development expenses, mainly. As we continue to grow and focus on expanding our leadership in the region, we will continue to invest in product development, sales and marketing and human resources in order to promote our services and capture long-term business opportunities. As a result, we may experience decreases in our operating margins.

The COVID-19 pandemic and its potential negative impacts on our business could also have negative impacts on our operating margins if we fail to closely monitor operating expenses on demand patterns and expenses are not adjusted in order to maintain an appropriate balance of such expenses with our actual rate of business development.

For the six-month period ended June 30, 2022, as compared to the same period in 2021, our operating margin remained stable from a margin of 8.3% to a margin of 8.0%. For the three-month period ended June 30, 2022, as compared to the same period in 2021, our operating margin remained stable from a margin of 9.8% to a margin of 9.6%.

Other Data

The following table includes seven key performance indicators, which are calculated as defined in the footnotes to the table. Each of these indicators provide a different measure of the level of activity on our platform, and we use them to monitor the performance of the business.

	Six Months Ended June 30, (*)		Three Months Ended June 30, (*)
(in millions)	2022	2021	2022	2021

Unique active users (1)	107	98	84	76
Gross merchandise volume (2)	$16,216	$13,080	$8,551	$7,023
Number of successful items sold (3)	542	467	275	245
Number of successful items shipped (4)	518	439	264	231
Total payment volume (5)	$55,513	$32,247	$30,194	$17,529
Total volume of payments on marketplace (6)	$15,803	$12,615	$8,351	$6,775
Total payment transactions (7)	2,353	1,360	1,262	730
Capital expenditures	$237	$263	$100	$150
Depreciation and amortization	$184	$85	$100	$46

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

(6)Measure of the total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago, excluding shipping and financing fees.

(7)Measure of the number of all transactions paid for using Mercado Pago.

Net revenues

	Six Months Ended		Change from 2021		Three Months Ended		Change from 2021
	June 30,		to 2022		June 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$4,845	$3,081	$1,764	57.3%	$2,597	$1,703	$894	52.5%

Our net revenues grew 57.3% and 52.5% for the six and three-month periods ended June 30, 2022, as compared to the same periods in 2021. The increase in net revenues was primarily attributable to:

a)an increase of $629 million and $262 million, or 30.6% and 22.9%, in Commerce revenues, for the six and three-month periods ended June 30, 2022, as compared to the same periods in 2021. This increase is mainly generated by an increase of $470 million and $202 million in our commerce services revenues and an increase of $159 million and $60 million in our revenues from commerce products sales, for the six and three-month periods ended June 30, 2022, respectively, as compared to the same periods in 2021. Shipping carrier costs which are netted from revenues increased $152 million and $87 million, from $684 million and $349 million for the six and three-months periods ended June 30, 2021 to $836 million and $436 million for the six and three-month periods ended June 30, 2022, respectively; and

b)an increase of 110.4% and 112.7%, in fintech revenues, from $1,028 million and $561 million for the six and three-month periods ended June 30, 2021, respectively, to $2,163 million and $1,193 million for the six and three-month periods ended June 30, 2022, respectively. This increase is mainly generated by an increase of $636 million and $366 million in our credits revenues and an increase of $488 million and $259 million in our revenues from fintech services, for the six and three-month periods ended June 30, 2022, respectively, as compared to the same periods in 2021.

	Six Months Ended		Change from 2021		Three Months Ended		Change from 2021
	June 30,		to 2022		June 30,		to 2022
Consolidated Net Revenues by revenue stream	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Commerce	$1,441	$1,115	$326	29.2%	$752	$624	$128	20.5%
Fintech	1,262	605	657	108.6%	699	327	372	113.8%
	$2,703	1,720	$983	57.2%	$1,451	$951	$500	52.6%
Argentina
Commerce	$510	$377	$133	35.3%	$270	$210	$60	28.6%
Fintech	602	286	316	110.5%	324	156	168	107.7%
	$1,112	663	$449	67.7%	$594	$366	$228	62.3%
Mexico
Commerce	$552	$392	$160	40.8%	$290	$204	$86	42.2%
Fintech	240	97	143	147.4%	138	55	83	150.9%
	$792	489	$303	62.0%	$428	$259	$169	65.3%
Other countries
Commerce	$179	$169	$10	5.9%	$92	$104	$(12)	-11.5%
Fintech	59	40	19	47.5%	32	23	9	39.1%
	$238	209	$29	13.9%	$124	$127	$(3)	-2.4%
Consolidated
Commerce	$2,682	$2,053	$629	30.6%	$1,404	$1,142	$262	22.9%
Fintech	2,163	1,028	1,135	110.4%	1,193	561	632	112.7%
Total	$4,845	$3,081	$1,764	57.3%	$2,597	$1,703	$894	52.5%

See note 7 “Segment Reporting” of our interim condensed consolidated financial statements for further information regarding our net revenues disaggregated by similar products and services for the six and three-month periods ended June 30, 2022 and 2021.

Brazil

Commerce revenues in Brazil increased 29.2% in the six-month period ended June 30, 2022 as compared to the same period in 2021. This increase was primarily generated by an increase of $230 million in our commerce services revenues and an increase of $96 million in our revenues from commerce products sales. Fintech revenues grew by 108.6%, a $657 million increase, during the six-month period ended June 30, 2022 as compared to the same period in 2021, mainly driven by an increase of $367 million in our credits revenues and an increase of $286 million in our revenues from fintech services.

Commerce revenues in Brazil increased 20.5% in the three-month period ended June 30, 2022 as compared to the same period in 2021. This increase was primarily generated by an increase of $96 million in our commerce services revenues and an increase of $32 million in our revenues from commerce products sales. Fintech revenues grew by 113.8%, a $372 million increase, during the three-month period ended June 30, 2022 as compared to the same period in 2021, mainly driven by an increase of $210 million in our credits revenues and an increase of $160 million in our revenues from fintech services.

Argentina

Commerce revenues in Argentina increased 35.3% in the six-month period ended June 30, 2022 as compared to the same period in 2021. This increase was primarily generated by an increase of $115 million in our commerce services revenues and an increase of $18 million in our revenues from commerce products sales. Fintech revenues grew by 110.5%, a $316 million increase, during the six-month period ended June 30, 2022 as compared to the same period in 2021, mainly driven by an increase of $149 million in our credits revenues and an increase of $168 million in our revenues from fintech services.

Commerce revenues in Argentina increased 28.6% in the three-month period ended June 30, 2022 as compared to the same period in 2021. This increase was primarily generated by an increase of $52 million in our commerce services revenues and an increase of $8 million in our revenues from commerce products sales. Fintech revenues grew 107.7%, a $168 million increase, during the three-month period ended June 30, 2022 as compared to the same period in 2021, mainly driven by an increase of $87 million in our credits revenues and an increase of $81 million in our revenues from fintech services.

Mexico

Commerce revenues in Mexico increased 40.8% in the six-month period ended June 30, 2022 as compared to the same period in 2021. This increase was primarily generated by an increase of $113 million in our commerce services revenues and an increase of $47 million in our revenues from commerce products sales. Fintech revenues grew 147.4%, a $143 million increase, during the six-month period ended June 30, 2022 as compared to the same period in 2021, mainly driven by an increase of $119 million in our credits revenues and an increase of $20 million in our revenues from fintech services.

Commerce revenues in Mexico increased 42.2% in the three-month period ended June 30, 2022 as compared to the same period in 2021. This increase was primarily generated by an increase of $61 million in our commerce services revenues and an increase of $25 million in our revenues from commerce products sales. Fintech revenues grew 150.9%, a $83 million increase, during the three-month period ended June 30, 2022 as compared to the same period in 2021, mainly driven by an increase of $68 million in our credits revenues and an increase of $13 million in our revenues from fintech services.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,		September 30,	December 31,
	(in millions, except percentages)

2022
Net revenues	$2,248	$2,597	$	n/a	n/a
Percent change from prior quarter	5%	16%
2021
Net revenues	$1,378	$1,703		$1,857	$2,131
Percent change from prior quarter	4%	24%		9%	15%

The following table sets forth the growth in net revenues in local currencies, for the six and three-month periods ended June 30, 2022 as compared to the same periods in 2021:

	Changes from 2021 to 2022
(% of revenue growth in Local Currency) (*)	Six-month period	Three-month period
Brazil	48.0%	42.4%
Argentina	106.5%	103.6%
Mexico	63.1%	66.3%
Other Countries	25.2%	7.8%
Total Consolidated	61.4%	56.5%

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

Cost of net revenues

	Six Months Ended		Change from 2021		Three Months Ended		Change from 2021
	June 30,		to 2022		June 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$2,488	$1,736	$752	43.3%	$1,313	$949	$364	38.4%
As a percentage of net revenues	51.4%	56.3%			50.6%	55.7%

For the six-month period ended June 30, 2022 as compared to the same period in 2021, the increase of $752 million in cost of net revenues was primarily attributable to: i) a $223 million increase in shipping operating costs; ii) a $169 million increase in cost of sales of goods mainly in Brazil, Argentina and Mexico; iii) a $140 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iv) a $107 million increase in sales taxes; v) a $80 million increase in other payments costs mainly related to higher funding costs related to our credits business; and vi) a $34 million increase mainly related to hosting and site operation fees. This increase was partially offset by a decrease of $38 million in our shipping carrier costs.

For the three-month period ended June 30, 2022 as compared to the same period in 2021, the increase of $364 million in cost of net revenues was primarily attributable to: i) a $99 million increase in shipping operating costs; ii) a $73 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iii) a $68 million increase in cost of sales of goods mainly in Brazil, Argentina and Mexico; iv) a $56 million increase in sales taxes; v) a $50 million increase in other payments costs mainly related to higher funding costs related to our credits business; and vi) a $18 million increase mainly related to hosting and site operation fees. This increase was partially offset by a decrease of $18 million in our shipping carrier costs.

Product and technology development expenses

	Six Months Ended		Change from 2021		Three Months Ended		Change from 2021
	June 30,		to 2022		June 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$496	$273	$223	81.7%	$262	$147	$115	78.2%
As a percentage of net revenues	10.2%	8.9%			10.1%	8.6%

For the six-month period ended June 30, 2022, the increase in product and technology development expenses as compared to the same period in 2021 amounted to $223 million. This increase was primarily attributable to: i) a $148 million increase in salaries and wages mainly related to new hires, partially offset by social security benefits granted pursuant to the knowledge-based economy promotional regime in Argentina; and ii) a $50 million increase in depreciation and amortization expenses.

For the three-month period ended June 30, 2022, the increase in product and technology development expenses as compared to the same period in 2021 amounted to $115 million. This increase was primarily attributable to: i) a $78 million increase in salaries and wages mainly related to new hires, partially offset by social security benefits granted pursuant to the knowledge-based economy promotional regime in Argentina; and ii) a $28 million increase in depreciation and amortization expenses.

We believe product development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Six Months Ended		Change from 2021		Three Months Ended		Change from 2021
	June 30,		to 2022		June 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$583	$455	$128	28.1%	$296	$251	$45	17.9%
As a percentage of net revenues	12.0%	14.8%			11.4%	14.7%

For the six-month period ended June 30, 2022, the $128 million increase in sales and marketing expenses as compared to the same period in 2021 was primarily attributable to: i) a $43 million increase in online and offline marketing expenses mainly in Brazil, Mexico and Argentina; ii) a $31 million increase in salaries and wages; and iii) a $31 million increase in our buyer protection program expenses.

For the three-month period ended June 30, 2022, the $45 million increase in sales and marketing expenses as compared to the same period in 2021 was primarily attributable to: i) a $19 million increase in online and offline marketing expenses mainly in Brazil, Mexico and Argentina; ii) a $15 million increase in salaries and wages; and iii) a $14 million increase in our buyer protection program expenses. This increase was partially offset by a $13 million decrease in chargebacks.

Provision for doubtful accounts

	Six Months Ended		Change from 2021		Three Months Ended		Change from 2021
	June 30,		to 2022		June 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Provision for doubtful accounts	$557	$166	$391	235.5%	$303	$82	$221	269.5%
As a percentage of net revenues	11.5%	5.4%			11.7%	4.8%

For the six and three-month periods ended June 30, 2022, as compared to the same periods in 2021, provision for doubtful accounts increased $391 million and $221 million, respectively, mainly related to new originations of loans, particularly, consumers and credit cards segments along with the increase of the non-performing ratio of the total portfolio.

General and administrative expenses

	Six Months Ended		Change from 2021		Three Months Ended		Change from 2021
	June 30,		to 2022		June 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$332	$194	$138	71.1%	$173	$108	$65	60.2%
As a percentage of net revenues	6.9%	6.3%			6.7%	6.3%

For the six-month period ended June 30, 2022, the $138 million increase in general and administrative expenses as compared to the same period in 2021 was primarily attributable to: i) a $53 million increase in salaries and wages, mainly related to new hires; ii) a $37 million increase in other general and administrative expenses mainly related to impairment of digital assets and certain tax withholdings; iii) a $14 million increase in tax, legal and other fees; and iv) a $13 million increase in temporary services primarily related to administrative workers.

For the three-month period ended June 30, 2022, the $65 million increase in general and administrative expenses as compared to the same period in 2021 was primarily attributable to: i) a $20 million increase in other general and administrative expenses mainly related to impairment of digital assets and certain tax withholdings; ii) a $16 million increase in salaries and wages, mainly related to new hires; iii) a $12 million increase in tax, legal and other fees; and iv) a $7 million increase in temporary services primarily related to administrative workers.

Other income (expense), net

	Six Months Ended		Change from 2021		Three Months Ended		Change from 2021
	June 30,		to 2022		June 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$(115)	$(109)	$(6)	5.5%	$(87)	$(28)	$(59)	210.7%
As a percentage of net revenues	-2.4%	-3.5%			-3.4%	-1.6%

For the six-month period ended June 30, 2022, the $6 million increase in our other income (expense), net as compared to the same period in 2021 was primarily attributable to foreign exchange losses that were $36 million higher than foreign exchange losses for the same period in 2021, mainly due to the acquisition of our common stock in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate (refer to Note 15 of our unaudited interim condensed consolidated financial statements for further detail). This was partially offset by a $28 million increase in interest income and other financial gains from our financial investments as a result of higher interest income due to higher float and rates in Brazil and a $2 million decrease in interest expense and other financial losses mainly related to the loss debt extinguishment and premium recognized during the first quarter of 2021 related to the repurchase of $440 million of principal of the 2028 Notes partially offset by higher levels of indebtedness in 2022 (mainly in Brazil).

For the three-month period ended June 30, 2022, the $59 million increase in other expense, net as compared to the same period in 2021 was primarily attributable to foreign exchange losses that were $48 million higher than foreign exchange losses for the same period in 2021, mainly due to the acquisition of our own common stock in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate (refer to Note 15 of our unaudited interim condensed consolidated financial statements for further detail) and foreign exchange losses from our Brazilian subsidiaries; and a $33 million increase in interest expense and other financial losses mainly attributable to higher levels of indebtedness in 2022 (mainly in Brazil). This was partially offset by a $22 million increase in interest income and other financial gains from our financial investments as a result of higher interest income due to higher float and rates in Brazil.

Income tax

	Six Months Ended		Change from 2021		Three Months Ended		Change from 2021
	June 30,		to 2022		June 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax expense	$(85)	$(114)	$29	-25.4%	$(39)	$(70)	$31	-44.3%
As a percentage of net revenues	-1.8%	-3.7%			-1.5%	-4.2%

During the six-month period ended June 30, 2022 as compared to the same period in 2021, income tax expense decreased by $29 million mainly as a result of lower income tax expense in Brazil as a consequence of higher non-taxable pre-tax gains in this segment. This tax expense was partially offset by higher income tax expense in Argentina as a consequence of higher pre-tax gain in our Argentine segment in 2022.

During the three-month period ended June 30, 2022 as compared to the same period in 2021, income tax expense decreased by $31 million mainly as a result of lower income tax expense in Brazil as a consequence of higher non-taxable pre-tax gains in this segment.

Our effective tax rate is defined as income tax expense as a percentage of income before income tax expense.

The following table summarizes our effective tax rates for the six and three-month periods ended June 30, 2022 and 2021:

	Six Months Ended		Three Months Ended
	June 30, (*)		June 30, (*)
	2022	2021	2022	2021

Effective tax rate	31.1%	77.0%	24.5%	50.9%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

Our effective tax rate for the six-month period ended June 30, 2022 decreased as compared to the same period in 2021, largely as a result of the one-time loss on debt extinguishment related to 2028 Notes repurchase recognized during the first quarter of 2021 which was considered as non-deductible expense and lower pre-tax losses in our Mexican segment that were not accounted for as deferred tax assets as a consequence of the valuation allowance.

Our effective tax rate for the three-month period ended June 30, 2022 decreased as compared to the same period in 2021, largely as a result of the combined effect of lower pre-tax losses in our Mexican segment that were not accounted for as deferred tax assets as a consequence of the valuation allowance and higher non-taxable pre-tax gains in our Brazilian segment.

The following table summarizes our effective tax rates for the six and three-month periods ended June 30, 2022 and 2021:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Effective tax rate by country
Argentina	25.4%	28.4%	24.5%	31.8%
Brazil	-7.5%	25.1%	-12.0%	23.1%
Mexico	153.7%	-9.7%	32.1%	-7.8%

The decrease in our Argentine effective income tax rate during the six and three-month periods ended June 30, 2022, as compared to the same periods in 2021, was mainly a consequence of the income tax benefit that our Argentine subsidiary, MercadoLibre S.R.L., obtained upon the approval of its eligibility under the knowledge-based economy promotional regime.

The decrease in our Brazilian effective income tax rate for the six and three-month periods ended June 30, 2022, as compared to the same periods in 2021, was mainly related to the effect of higher non-taxable pre-tax gains and higher tax-loss carry forwards from certain entities of our Brazilian segment.

The increase in our Mexican effective income tax rate for the six and three-month periods ended June 30, 2022 as compared to the same periods in 2021, was mainly driven by lower pre-tax losses that were not accounted for as deferred tax assets as a consequence of the valuation allowance along with the effect of higher income tax expense from certain entities of our Mexican segment in 2022.

Segment information

(In millions, except for percentages)	Six Months Ended June 30, 2022

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$2,703	$1,112	$792	$238	$4,845
Direct costs	(2,263)	(692)	(691)	(227)	(3,873)
Direct contribution	$440	$420	$101	$11	$972
Margin	16.3%	37.8%	12.8%	4.6%	20.1%

	Six Months Ended June 30, 2021

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$1,720	$663	$489	$209	$3,081
Direct costs	(1,339)	(421)	(482)	(156)	(2,398)
Direct contribution	$381	$242	$7	$53	$683
Margin	22.2%	36.5%	1.3%	25.7%	22.2%

	Change from the Six Months Ended June 30, 2021 to June 30, 2022

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$983	$449	$303	$29	$1,764
in %	57.2%	67.7%	62.0%	13.9%	57.3%
Direct costs
in Dollars	$(924)	$(271)	$(209)	$(71)	$(1,475)
in %	69.0%	64.4%	43.4%	45.5%	61.5%
Direct contribution
in Dollars	$59	$178	$94	$(42)	$289
in %	15.5%	73.6%	1342.9%	-79.2%	42.3%

(In millions, except for percentages)	Three Months Ended June 30, 2022

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$1,451	$594	$428	$124	$2,597
Direct costs	(1,198)	(372)	(363)	(117)	(2,050)
Direct contribution	$253	$222	$65	$7	$547
Margin	17.4%	37.4%	15.2%	5.6%	21.1%

	Three Months Ended June 30, 2021

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$951	$366	$259	$127	$1,703
Direct costs	(721)	(232)	(261)	(92)	(1,306)
Direct contribution	$230	$134	$(2)	$35	$397
Margin	24.2%	36.6%	-1.3%	28.4%	23.3%

	Change from the Three Months Ended June 30, 2021 to June 30, 2022

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$500	$228	$169	$(3)	$894
in %	52.6%	62.3%	65.3%	-2.4%	52.5%
Direct costs
in Dollars	$(477)	$(140)	$(102)	$(25)	$(744)
in %	66.2%	60.3%	39.1%	27.2%	57.0%
Direct contribution
in Dollars	$23	$88	$67	$(28)	$150
in %	10.0%	65.7%	3350.0%	-80.0%	37.8%

Net revenues

Net revenues for the six and three-month periods ended June 30, 2022 as compared to the same periods in 2021 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues.”

Direct costs

Brazil

For the six-month period ended June 30, 2022, as compared to the same period in 2021, direct costs increased by 69.0%, mainly driven by: i) a 238.7% increase in provision for doubtful accounts mainly related our consumer and credit cards credits business growth; ii) a 41.3% increase in sales and marketing expenses, mainly due to an increase in buyer protection program expenses, online and offline marketing expenses, salaries and wages and chargebacks; iii) a 53.1% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, sales taxes, cost of sale of goods as a consequence of an increase in first-party sales, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, hosting expenses and other payments costs mainly to higher funding cost related to our credits business; iv) a 35.1% increase in product and development expenses, mostly attributable to an increase in depreciation and amortization expenses; and v) a 81.0% increase in general and administrative expenses, mostly attributable to an increase in salaries mainly related to new hires, taxes, legal and other fees and other general and administrative expenses mainly related to certain tax withholdings.

For the three-month period ended June 30, 2022, as compared to the same period in 2021, direct costs increased by 66.2%, mainly driven by: i) a 294.7% increase in provision for doubtful accounts mainly related our consumer and credit cards credits business growth; ii) a 31.9% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses and salaries and wages; iii) a 49.1% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, cost of sale of goods as a consequence of an increase in first-party sales, hosting expenses and other payments costs mainly to higher funding cost related to our credits business; iv) a 37.5% increase in product and development expenses, mostly attributable to an increase in depreciation and amortization expenses; and v) a 71.0% increase in general and administrative expenses, mostly attributable to an increase in salaries mainly related to new hires, taxes, legal and other fees, other general and administrative expenses mainly related to certain tax withholdings and depreciation and amortization expenses.

Argentina

For the six-month period ended June 30, 2022, as compared to the same period in 2021, direct costs increased by 64.4%, mainly driven by: i) a 557.1% increase in provision for doubtful accounts mainly related our consumer and credit cards credits business growth; ii) a 20.0% increase in sales and marketing expenses, mainly due to buyer protection program expenses, online and offline marketing expenses and salaries and wages; iii) a 53.8% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, sales taxes, hosting expenses, shipping operating costs, cost of sale of goods as a consequence of an increase in first-party sales and other payments costs mainly to higher funding cost related to our credits business; iv) a 230.0% increase in general and administrative expenses, mostly attributable to an increase in salaries and wages, mainly related to new hires, office expenses and other general and administrative expenses principally related to certain tax withholdings; and v) 200.0% increase in product and development expenses mostly attributable to an increase in depreciation and amortization expenses and maintenance expenses mainly related to higher software licenses expenses.

For the three-month period ended June 30, 2022, as compared to the same period in 2021, direct costs increased by 60.3%, mainly driven by: i) a 600.0% increase in provision for doubtful accounts mainly related our consumer and credit cards credits business growth; ii) a 3.3% increase in sales and marketing expenses, mainly due to buyer protection program expenses; iii) a 48.9% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, shipping operating costs, hosting expenses, cost of sale of goods as a consequence of an increase in first-party sales, sales taxes and other payments costs mainly to higher funding cost related to our credits business; iv) a 375.0% increase in general and administrative expenses, mostly attributable to an increase in salaries and wages, mainly related to new hires, office expenses and other general and administrative expenses principally related to certain tax withholdings; and v) 175.0% increase in product and development expenses mostly attributable to an increase in depreciation and amortization expenses and maintenance expenses mainly related to higher software licenses expenses.

Mexico

For the six-month period ended June 30, 2022, as compared to the same period in 2021, direct costs increased by 43.4%, mainly driven by: i) a 164.7% increase in provision for doubtful accounts mainly related our consumer and credit cards credits business growth; ii) a 19.6% increase in sales and marketing expenses, mainly due to online and offline marketing expenses, other sales expenses and salaries and wages; iii) a 33.3% increase in cost of net revenues, mainly attributable to increases in shipping operating costs, cost of sale of goods as a consequence of an increase in first-party sales, collection fees due to higher Mercado Pago penetration, hosting expenses and other payments costs mainly to higher funding cost related to our credits business, partially offset by a decrease in shipping carrier costs, due to a reclassification to net revenues related to changes in the commercial agreement with one of our commercial carriers; iv) a 122.2% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses and maintenance expenses mainly related to higher software licenses expenses; and v) a 133.3% increase in general and administrative expenses, mostly attributable to an increase in salaries, mainly related to new hires, taxes, legal and other fees and other general and administrative expenses mainly related to certain tax withholdings.

For the three-month period ended June 30, 2022, as compared to the same period in 2021, direct costs increased by 39.1%, mainly driven by: i) a 163.2% increase in provision for doubtful accounts mainly related our consumer and credit cards credits business growth; ii) a 11.5% increase in sales and marketing expenses, mainly due to online and offline marketing expenses, buyer protection program expenses and salaries and wages; iii) a 30.2% increase in cost of net revenues, mainly attributable to increases in shipping operating costs, cost of sale of goods as a consequence of an increase in first-party sales, collection fees due to higher Mercado Pago penetration, hosting expenses and other payments costs mainly to higher funding cost related to our credits business, partially offset by a decrease in shipping carrier costs, due to a reclassification to net revenues related to changes in the commercial agreement with one of our commercial carriers; iv) a 120.0% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses and maintenance expenses mainly related to higher software licenses expenses; and v) a 100.0% increase in general and administrative expenses, mostly attributable to an increase in salaries, mainly related to new hires and taxes, legal and other fees.

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

We committed to purchase cloud services for: i) a total amount of $824 million to be paid within a 5-year period starting on October 1, 2021 and ii) a total amount of $108 million to be paid within a 3-year period starting on September 17, 2021. Please refer to Note 9 of our unaudited interim condensed consolidated financial statements for further detail on purchase commitments.

In connection with the closing of MEKA’s initial public offering on October 1, 2021, MEKA (a special purpose acquisition company sponsored by the Sponsor, which is a joint venture between our subsidiary MELI Capital Ventures LLC and Kaszek) entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from MEKA 5 million Class A ordinary shares at a price of $10 per share in a private placement to close substantially concurrently with the consummation of MEKA’s initial business combination.

On April 8, 2022, we signed a 10-year agreement with Gol Linhas Aereas S.A. under which we committed to contract a minimum amount of air logistics services for a total annual cost of $43 million. According to the agreement, Gol Linhas Aereas S.A. will provide logistics services in Brazil to Mercado Envios through six dedicated aircrafts.

Additionally, we have several committed leases, mainly, related to our fulfillment and service centers, which are one of the most important investments for our Mercado Envios business. In this sense, as of June 30, 2022, we have committed rental expenditures with our lessors for $686 million and $65 million for operating leases and finance leases, respectively. See Note 13 of our unaudited interim condensed consolidated financial statements for further detail on leases.

We have funded Mercado Pago mainly by discounting credit card receivables and credit lines. Additionally, we have financed our Mercado Pago and Mercado Credito businesses through the securitization of credit card receivables and certain loans through SPEs created in Brazil, Mexico and Argentina. Finally, we obtained funding through our financial institution in Brazil through deposit certificates and financial bills. Refer to Note 11 and 12 of our unaudited interim condensed consolidated financial statements for further detail.

In November 2021, we closed an equity public offering for an aggregate of 1,000,000 shares of our Common Stock, par value $0.001 per share, at a public offering price of $1,550 per share. The aggregate proceeds of the equity offering were $1,519.5 million net of issuance costs paid.

Finally, on March 31, 2022, we entered into a $400 million revolving credit arrangement (“the Credit Arrangement”). The interest rates under the Credit Arrangement are based on Adjusted Term SOFR plus an interest margin of 1.25% per annum. Any loans drawn under the Credit Arrangement must be repaid on or prior to March 31, 2025. The Company is also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%. As of  June 30, 2022, no amounts have been borrowed under the facility. See Note 11 of our unaudited interim condensed consolidated financial statements for further detail.

Given the uncertain progress of the COVID-19 pandemic and the related macroeconomic instability in the countries where we operate, it is not possible to have certainty around future business development and cash generation. In terms of liquidity and cash management, our relevant sources of funding remain available and credit facilities have been obtained at the geographic segment level.

As of June 30, 2022, our main source of liquidity was $2,226 million of cash and cash equivalents and short-term investments, which excludes a $748 million investment, mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists mainly of cash generated from equity public offering closed in November 2021, operations and proceeds from loans. See Note 16 of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, credit card receivables and other means of payments, accounts receivable, loans receivable, inventory, accounts payable and accrued expenses, funds payable to customers, amounts payable due to credit and debit card transactions and short-term debt.

As of June 30, 2022, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $3,242 million or 74.5% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our cash and cash equivalent, restricted cash and cash equivalent and investments held outside U.S. amounted to 70.4% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and investments are located primarily in Brazil, Mexico and Argentina.

The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
(In millions)	2022	2021
Net cash (used in) provided by:
Operating activities	$674	$(1)
Investing activities	(2,561)	(256)
Financing activities	586	(756)
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(94)	(64)
Net decrease in cash and cash equivalents, restricted cash and cash equivalents	$(1,395)	$(1,077)

Net cash provided by (used in) operating activities

Cash provided by (used in) operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Six Months Ended		Change from 2021
	June 30,		to 2022
	2022	2021		in %
	(in millions, except percentages)
Net Cash provided by (used in):
Operating activities	$674	$(1)	$675	67500.0%

Net cash provided by operating activities in the six-month period ended June 30, 2022 resulted mainly from our net income of $188 million, adjustments to net income related to non-cash items of $966 million, an increase in funds payable to customers by $119 million, a $81 million decrease on inventories, which were partially offset by a $642 million increase in credit card receivables and other means of payments.

Net cash used in investing activities

	Six Months Ended		Change from 2021
	June 30,		to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(2,561)	$(256)	$(2,305)	900.4%

Net cash used in investing activities in the six-month period ended June 30, 2022 resulted mainly from purchases of investments of $6,190 million, which was offset by proceeds from the sale and maturity of investments of $5,043 million, consistent with our treasury strategy of investing part of our available liquidity. We also used $1,170 million in principal of loans receivable granted to merchants and consumers under our Mercado Credito solution and $236 million in the purchase of property and equipment (mainly related to our shipping network and information technology assets in Argentina, Brazil and Mexico).

Net cash provided by (used in) financing activities

	Six Months Ended		Change from 2021
	June 30,		to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by (used in):
Financing activities	$586	$(756)	$1,342	-177.5%

For the six-month period ended June 30, 2022, our net cash provided by financing activities was primarily derived from $7,315 million in net proceeds from loans payable and other financial liabilities which was partially offset by $6,646 million in payments from loans payable and other financial liabilities, $74 million related to repurchases of our common stock, and $9 million for the payments of finance lease obligations.

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

Please refer to note 11 to our unaudited interim condensed consolidated financial statements for additional information regarding the 2028 Notes.

Mercado Pago and Mercado Credito Funding

We obtained funding through our financial institution in Brazil through deposit certificates and financial bills, and continued obtaining, through our subsidiaries, certain lines of credit in Argentina, Chile and Uruguay primarily to fund the Mercado Pago business. Additionally, we continue to securitize certain loans and credit card receivables through our Argentine, Mexican and Brazilian SPEs, formed to securitize loans provided by us to our users and credit card receivables. Please refer to Note 11 and 12 to our interim unaudited condensed consolidated financial statements for additional detail.

Revolving Credit Facility

On March 31, 2022, we entered into a $400 million revolving credit agreement (the “Credit Agreement”). The interest rates under the Credit Agreement are based on Adjusted Term SOFR plus an interest margin of 1.25% per annum. Any loans drawn the Credit Agreement must be repaid on or prior to March 31, 2025. The Company is also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%. As of June 30, 2022, no amounts have been borrowed under the facility. See Note 11 of our unaudited interim condensed consolidated financial statements for further detail.

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

Summarized balance sheet information for the Obligor Group as of June 30, 2022 and as of December 31, 2021 is provided in the table below:

	June 30,	December 31,
(In millions)	2022	2021

Current assets (1) (2)	$6,114	$6,193
Non-current assets (3)	2,530	1,770
Current Liabilities (4)	5,652	4,938
Non-current Liabilities (5)	2,195	2,012

(1) Includes restricted cash and cash equivalents of $574 million and $761 million and guarantees in short-term investments of $748 million and $602 million as of June 30, 2022, and December 31, 2021, respectively.

(2) Includes Current assets from non-guarantor subsidiaries of $498 million and $287 million as of June 30, 2022, and December 31, 2021, respectively.

(3) Includes Non-current assets from non-guarantor subsidiaries of $378 million and $204 million as of June 30, 2022, and December 31, 2021, respectively.

(4) Includes Current liabilities to non-guarantor subsidiaries of $1,145 million and $726 million as of June 30, 2022, and December 31, 2021, respectively.

(5) Includes Non-current liabilities to non-guarantor subsidiaries of $105 million and $135 million as of June 30, 2022, and December 31, 2021, respectively.

Summarized statement of income information for the Obligor Group for the six-month period ended June 30, 2022, is provided in the table below:

June 30,
(In millions)	2022

Net revenues (1)	$3,882
Gross Profit (2)	1,589
Income from operations (3)	290
Net Income (4)	151

(1) Includes Net revenues from transactions with non-guarantor subsidiaries of $80 million for the six-month period ended June 30, 2022.

(2) Includes charges from transactions with non-guarantor subsidiaries of $330 million for the six-month period ended June 30, 2022.

(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $102 million for the six-month period ended June 30, 2022.

(4) Includes other income/ (expense) from transactions with non-guarantor subsidiaries of $(26) million for the six-month period ended June 30, 2022.

Capital expenditures

Our capital expenditures (comprised of our payments for property and equipment (such as fulfillment centers), intangible assets (excluding digital assets) for the six-month periods ended June 30, 2022 and 2021 amounted to $237 million and $263 million, respectively.

During the six-month period ended June 30, 2022, we invested $107 million in information technology in Brazil, Argentina and Mexico, and $107 million in our Argentine, Brazilian and Mexican shipping premises and offices.

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

We believe that our existing cash and cash equivalents, including the sale of credit card receivables, short-term investments and cash generated from operations, will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations going forward.

Recently issued accounting pronouncements

See Item 1 of Part I, “Unaudited Interim Condensed Consolidated Financial Statements- Note 2 - Summary of significant accounting policies— Recently Adopted Accounting Standards and Recently issued accounting pronouncements not yet adopted.”

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

The following table sets forth the FX neutral measures related to our reported results of the operations for the six and three-month periods ended June 30, 2022:

	Six Months Ended June 30,
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2022	2021	Percentage Change	2022	2021	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 4,845	$ 3,081	57.3%	$ 4,974	$ 3,081	61.4%
Cost of net revenues	(2,488)	(1,736)	43.3%	(2,548)	(1,736)	46.8%
Gross profit	2,357	1,345	75.2%	2,426	1,345	80.4%

Operating expenses	(1,968)	(1,088)	80.9%	(2,046)	(1,088)	88.1%
Income from operations	$ 389	$ 257	51.4%	$ 380	$ 257	47.9%

	Three Months Ended June 30,
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2022	2021	Percentage Change	2022	2021	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 2,597	$ 1,703	52.5%	$ 2,666	$ 1,703	56.5%
Cost of net revenues	(1,313)	(949)	38.4%	(1,344)	(949)	41.6%
Gross profit	1,284	754	70.3%	1,322	754	75.3%

Operating expenses	(1,034)	(588)	75.9%	(1,072)	(588)	82.3%
Income from operations	$ 250	$ 166	50.6%	$ 250	$ 166	50.6%

Cybersecurity Incident

As disclosed in our Current Report on Form 8-K filed on March 7, 2022 and on Form 10-Q filed on May 6, 2022, we detected that part of our source code was subject to unauthorized access. Upon becoming aware of the breach, we activated our incident response security protocols and began an investigation and forensics analysis with a third-party firm. Our investigation remains ongoing as of the date hereof. In addition, in accordance with applicable regulations in the countries in which we operate, we notified several data privacy, fintech and consumer protection authorities of the incident, and we also informed every user whose data we believe thus far has been compromised. We believe that the number of affected users does not represent a significant percentage of our registered users as of June 30, 2022. No passwords, account balances or investment, or credit card information related to such users were accessed as a result of the incident. We implemented new measures intended to prevent future incidents.

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

As of June 30, 2022, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of June 30, 2022, the total cash and cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $1,967 million, short-term investments denominated in foreign currencies totaled $1,007 million and accounts receivable, credit card receivables and other means of payment and loans receivable in foreign currencies totaled $4,448 million. As of June 30, 2022, we had $62 million long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of June 30, 2022, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $924 million and our U.S. dollar-denominated long-term investments totaled $394 million.

For the six-month period ended June 30, 2022, we had a consolidated loss on foreign currency of $63 million mainly related to foreign exchange losses regarding our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information.

For the three-month period ended June 30, 2022, we had a consolidated loss on foreign currency of $60 million mainly related to foreign exchange losses regarding our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate and foreign exchange losses from our Brazilian subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, cost of net revenues, operating expenses, other income (expenses) and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed at the moment of translating our financial statements to U.S. dollars as of June 30, 2022:

Foreign Currency Sensitivity Analysis
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 5,383	$ 4,845	$ 4,404
Expenses (*)	(4,930)	(4,456)	(4,066)
Income from operations	453	389	338

Other income/(expenses), equity in earning of unconsolidated entity and income tax related to P&L items	(150)	(138)	(130)

Foreign Currency impact related to the remeasurement of our Net Asset position	(64)	(63)	(63)
Net Income	239	188	145

Total Shareholders' Equity	$ 1,835	$ 1,580	$ 1,336

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

As of June 30, 2022, the Argentine Peso exchange rate against the U.S. dollar was 125.23.

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

Considering a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar on June 30, 2022, the effect on non-functional currency net asset position in our Argentine subsidiaries would have been a foreign exchange loss amounting to approximately $3.7 million in our Argentine subsidiaries.

See “Summary of significant accounting policies- Foreign currency translation” in Note 2 of our unaudited interim condensed consolidated financial statements for further detail on the currency status of our Argentine segment.

Brazilian Segment

Considering a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar on June 30, 2022, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $154 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $34 million in our Brazilian subsidiaries.

Mexican Segment

Considering a hypothetical devaluation of 10% of the Mexican peso against the U.S. dollar on June 30, 2022, the reported net assets in our Mexican subsidiaries would have decreased by approximately $47 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $16 million in our Mexican subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables. As of June 30, 2022, Mercado Pago’s receivables totaled $2,501 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of June 30, 2022, loans receivable from our Mercado Credito solution totaled $1,845 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

As of June 30, 2022, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 0.9%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair value of our available for sale securities as of June 30, 2022 could decrease (increase) by approximately $7 million.

As of June 30, 2022, our short-term investments amounted to $1,645 million and our long-term investments amounted to $456 million. Our short-term investments, except for the $748 million investment, mainly related to the Central Bank of Brazil Mandatory Guarantee, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Note 4 and 16 of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.

Fluctuations on the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of June 30, 2022, our loans payable and other financial liabilities which accrue interest based on variable rates amounted to $2,171 million. See Notes 11 and 12 of our unaudited interim condensed consolidated financial statements for further detail. We have entered into swap contracts to hedge the interest rate fluctuation of $573 million notional amount, $228 million of which have been designated as hedging instruments. See Note 14 of our unaudited interim condensed consolidated financial statements for further detail on derivatives instruments.

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

On June 30, 2022, the total contractual obligation fair value of our outstanding LTRP Variable Award Payment obligation subject to equity price risk amounted to $163 million. As of June 30, 2022, the accrued liability related to the outstanding Variable Award Payment of the LTRP included in salaries and Social Security payable in our condensed consolidated balance sheet amounted to $28 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:

		As of June 30, 2022
		MercadoLibre, Inc	2017, 2018, 2019, 2020, 2021 and 2022
		Equity Price	LTRP Variable contractual obligation
(In Millions, except equity price)
Change in equity price in percentage

40%		894.98	228
30%		831.05	212
20%		767.12	195
10%		703.20	179
Static	(*)	639.27	163
-10%		575.34	147
-20%		511.42	130
-30%		447.49	114
-40%		383.56	98

(*) Present value of average closing stock price for the last 60 trading days of the year preceding the applicable payment date.

In November 2021, we acquired Kangú Participações S.A. Former Kangú’s shareholders who after the acquisition became the Company’s employees will receive cash payments annually over a three-year period subject to certain performance and stay conditions. The payments will be indexed based on changes in equity price of our Common Stock. As of June 30, 2022, the total contractual obligation fair value of the mentioned payments amounted to $5.8 million.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six-month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We permit remote work for most positions of our Company, and we monitor and assess the impact of this remote work environment on our internal controls.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 9 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

As of June 30, 2022, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2 — Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (2)	(b) Average Price per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions) (2)
April, 2022	—	—	—	Up to $263
May, 2022	17,226	1,411.05	17,226	Up to $239
June, 2022	27,531	1,400.80	27,531	Up to $200

(1)

Average price paid per share does not include costs associated with the repurchases. It includes the foreign exchange loss recognized for the six-month period ended June 30, 2022. Please refer to Note 15 of our unaudited interim condensed consolidated financial statements for additional detail.

(2)

On August 4, 2021, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $150 million (the “2021 Authorization”). This authorization was scheduled to expire on August 31, 2022. On March 1, 2022, the Board authorized an increase in the 2021 Authorization of $300 million, from an aggregate consideration of up to $150 million to an aggregate consideration of up to $450 million. The Board also authorized an extension of the term of the 2021 Authorization, from August 31, 2022 to August 31, 2023. As of June 30, 2022, the estimated remaining balance available for share repurchases under this authorization was $200 million. Please refer to Note 15 of our unaudited interim condensed consolidated financial statements for additional detail.

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

4.5	Form of Global Note representing the Registrant’s 2.375% Sustainability Notes due 2026. (4)
4.6	Form of Global Note representing the Registrant’s 3.125% Notes due 2031.(4)
4.7	Second Supplemental Indenture, dated October 27, 2021 among MP Agregador, S. de R.L. de C.V., MercadoLibre, Inc. and The Bank of New York Mellon, as Trustee(5)
10.1	MercadoLibre, Inc. 2022 Long Term Retention Program (6)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101

*	Filed or furnished herewith, as applicable.
(1)	Incorporated by reference to the Registration Statement on Form S-1 filed on May 11, 2007.
(2)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 24, 2018.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 14, 2021.
(5)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on February 23, 2022.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 9, 2022.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: August 4, 2022.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer