Form 10-Q
period 2022-09-30
MERCADOLIBRE INC
filed 2022-11-04
CIK 1099590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

50,294,893 shares of the issuer’s common stock, $0.001 par value, outstanding as of November 3, 2022.

MERCADOLIBRE, INC.

MercadoLibre, Inc. - Interim Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021

(In millions of U.S. dollars, except par value) (Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$ 1,455	$ 2,585
Restricted cash and cash equivalents	1,073	1,063
Short-term investments ($1,013 and $602 held in guarantee - Note 4)	1,943	810
Accounts receivable, net	108	98
Credit card receivables and other means of payments, net	2,550	1,839
Loans receivable, net of allowances of $974 and $408 (Note 5)	1,724	1,199
Prepaid expenses	62	40
Inventories	160	253
Customer crypto-assets safeguarding assets (Note 2)	15	—
Other assets	261	288
Total current assets	9,351	8,175
Non-current assets:
Long-term investments	375	89
Loans receivable, net of allowances of $34 and $27 (Note 5)	42	61
Property and equipment, net	945	807
Operating lease right-of-use assets	587	461
Goodwill	147	148
Intangible assets, net	29	45
Deferred tax assets	269	181
Other assets	217	134
Total non-current assets	2,611	1,926
Total assets	$ 11,962	$ 10,101
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 1,155	$ 1,036
Funds payable to customers	2,558	2,393
Amounts payable due to credit and debit card transactions	418	337
Salaries and social security payable	345	313
Taxes payable	338	291
Loans payable and other financial liabilities	1,946	1,285
Operating lease liabilities	121	92
Customer crypto-assets safeguarding liabilities (Note 2)	15	—
Other liabilities	106	90
Total current liabilities	7,002	5,837
Non-current liabilities:
Amounts payable due to credit and debit card transactions	4	4
Loans payable and other financial liabilities	2,743	2,233
Operating lease liabilities	470	372
Deferred tax liabilities	36	62
Other liabilities	76	62
Total non-current liabilities	3,329	2,733
Total liabilities	$ 10,331	$ 8,570
Commitments and Contingencies (Note 9)
Equity
Common stock, $0.001 par value, 110,000,000 shares authorized,
50,294,893 and 50,418,980 shares issued and outstanding at September 30,
2022 and December 31, 2021	$ —	$ —
Additional paid-in capital	2,308	2,439
Treasury stock	(898)	(790)
Retained earnings	748	397
Accumulated other comprehensive loss	(527)	(515)
Total Equity	1,631	1,531
Total Liabilities and Equity	$ 11,962	$ 10,101

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Income

For the nine and three-month periods ended September 30, 2022 and 2021

(In millions of U.S. dollars, except for share data)

(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2022	2021	2022	2021
Net service revenues	$ 6,766	$ 4,366	$ 2,437	$ 1,631
Net product revenues	769	573	253	227
Net revenues	7,535	4,939	2,690	1,858
Cost of net revenues	(3,830)	(2,787)	(1,342)	(1,051)
Gross profit	3,705	2,152	1,348	807
Operating expenses:
Product and technology development	(774)	(411)	(278)	(138)
Sales and marketing	(916)	(736)	(333)	(281)
Provision for doubtful accounts	(845)	(271)	(288)	(105)
General and administrative	(485)	(317)	(153)	(123)
Total operating expenses	(3,020)	(1,735)	(1,052)	(647)
Income from operations	685	417	296	160

Other income (expenses):
Interest income and other financial gains	142	84	65	35
Interest expense and other financial losses (*)	(221)	(175)	(92)	(44)
Foreign currency losses, net	(134)	(52)	(71)	(25)
Net income before income tax expense	472	274	198	126

Income tax expense	(154)	(145)	(69)	(31)
Equity in earnings of unconsolidated entity	(1)	—	—	—
Net income	$ 317	$ 129	$ 129	$ 95

(*)

Includes $49 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 11 to these unaudited interim condensed consolidated financial statements for further detail on 2028 Notes repurchase.

	Nine Months Ended September 30		Three Months Ended September 30
	2022	2021	2022	2021
Basic EPS
Basic net income
Available to shareholders per common share	$ 6.30	$ 2.60	$ 2.57	$ 1.92
Weighted average of outstanding common shares	50,365,813	49,761,360	50,325,075	49,597,157
Diluted EPS
Diluted net income
Available to shareholders per common share	$ 6.29	$ 2.60	$ 2.56	$ 1.92
Weighted average of outstanding common shares	51,356,081	49,761,360	51,315,343	49,597,157

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income

For the nine and three-month periods ended September 30, 2022 and 2021

(In millions of U.S. dollars)

(Unaudited)

	Nine Months Ended September 30		Three Months Ended September 30
	2022	2021	2022	2021
Net income	$ 317	$ 129	$ 129	$ 95
Other comprehensive loss, net of income tax:
Currency translation adjustment	—	(36)	(38)	(60)
Unrealized (losses) gains on hedging activities	(25)	6	(6)	6
Less: Reclassification adjustment for losses from accumulated other comprehensive loss	(13)	(2)	(6)	(4)
Net change in accumulated other comprehensive loss, net of income tax	(12)	(28)	(38)	(50)
Total Comprehensive income	$ 305	$ 101	$ 91	$ 45

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc.

Interim Condensed Consolidated Statements of Equity

For the nine and three-month periods ended September 30, 2022 and 2021

(In millions of U.S. dollars)

(Unaudited)

						Accumulated
			Additional			other
	Common Stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock (*)	Earnings	loss	Equity
Balance as of December 31, 2021	50	$—	$2,439	$(790)	$397	$(515)	$1,531
Changes in accounting standards (Note 2)	—	—	(131)	—	34	—	(97)
Balance as of December 31, 2021 Restated	50	$—	$2,308	$(790)	$431	$(515)	$1,434
Common Stock repurchased	—	—	—	(39)	—	—	(39)
Net income	—	—	—	—	65	—	65
Other comprehensive income	—	—	—	—	—	129	129
Balance as of March 31, 2022	50	$—	$2,308	$(829)	$496	$(386)	$1,589
Shares granted (Note 17)	—	—	—	6	—	—	6
Common Stock repurchased	—	—	—	(35)	—	—	(35)
Net income	—	—	—	—	123	—	123
Other comprehensive loss	—	—	—	—	—	(103)	(103)
Balance as of June 30, 2022	50	$—	$2,308	$(858)	$619	$(489)	$1,580
Shares granted	—	—	—	1	—	—	1
Stock-based compensation - restricted shares	—	—	—	(1)	—	—	(1)
Common Stock repurchased	—	—	—	(40)	—	—	(40)
Net Income	—	—	—	—	129	—	129
Other comprehensive loss	—	—	—	—	—	(38)	(38)
Balance as of September 30, 2022	50	$—	$2,308	$(898)	$748	$(527)	$1,631

(*)	As of September 30, 2022 the Company held 626,808 shares as treasury stock.

						Accumulated
			Additional			other
	Common Stock		paid-in	Treasury	Retained	comprehensive	Total
	Shares	Amount	capital	Stock	Earnings	loss	Equity
Balance as of December 31, 2020	50	$—	$1,861	$(55)	$314	$(468)	$1,652
Capped Call	—	—	(101)	—	—	—	(101)
Repurchase of 2028 Notes Conversion Option	—	—	(1,484)	—	—	—	(1,484)
Common Stock repurchased	—	—	—	(25)	—	—	(25)
Net loss	—	—	—	—	(34)	—	(34)
Other comprehensive loss	—	—	—	—	—	(38)	(38)
Balance as of March 31, 2021	50	$—	$276	$(80)	$280	$(506)	$(30)
Common Stock repurchased	—	—	—	(117)	—	—	(117)
Exercise of Convertible Notes	—	—	(2)	—	—	—	(2)
Unwind Capped Call	—	—	181	(79)	—	—	102
Net income	—	—	—	—	68	—	68
Other comprehensive income	—	—	—	—	—	60	60
Balance as of June 30, 2021	50	$—	$455	$(276)	$348	$(446)	$81
Common Stock repurchased	—	—	—	(298)			(298)
Unwind Capped Call	—	—	465	(170)	—	—	295
Net Income	—	—	—	—	95	—	95
Other comprehensive loss	—	—	—	—	—	(50)	(50)
Balance as of September 30, 2021	50	$—	$920	$(744)	$443	$(496)	$123

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

MercadoLibre, Inc. Interim Condensed Consolidated Statements of Cash Flows

For the nine-month periods ended September 30, 2022 and 2021

(In millions of U.S. dollars) (Unaudited)

	Nine Months Ended September 30
	2022	2021
Cash flows from operations:
Net income	$ 317	$ 129
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized devaluation loss, net	265	67
Impairment of digital assets	11	8
Depreciation and amortization	281	137
Accrued interest income	(111)	(21)
Non cash interest expense, convertible notes amortization of debt discount and amortization of debt issuance costs and other charges	133	61
Provision for doubtful accounts	845	271
Financial results on derivative instruments	28	1
Stock-based compensation expense — restricted shares	1	—
LTRP accrued compensation	59	84
Deferred income taxes	(96)	18
Changes in assets and liabilities:
Accounts receivable	(27)	(7)
Credit card receivables and other means of payments	(768)	(617)
Prepaid expenses	(22)	(24)
Inventories	102	(114)
Other assets	(60)	(148)
Payables and accrued expenses	150	127
Funds payable to customers	216	250
Amounts payable due to credit and debit card transactions	77	82
Other liabilities	(87)	(63)
Interest received from investments	84	23
Net cash provided by operating activities	1,398	264
Cash flows from investing activities:
Purchase of investments	(9,266)	(6,499)
Proceeds from sale and maturity of investments	7,861	6,798
Receipts from settlements of derivative instruments	—	4
Capital contributions in joint ventures	—	(5)
Payment for settlements of derivative instruments	(7)	(20)
Purchases of intangible assets	(1)	(29)
Changes in principal of loans receivable, net	(1,470)	(711)
Investment in property and equipment	(342)	(425)
Net cash used in investing activities	(3,225)	(887)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	12,478	6,056
Payments on loans payable and other financial liabilities	(11,421)	(4,365)
Payments on repurchase of the 2028 Notes	—	(1,865)
Payment of finance lease obligations	(14)	(13)
Purchase of convertible note capped call	—	(101)
Unwind of convertible note capped call	—	397
Common Stock repurchased	(115)	(440)
Exercise of Convertible Notes	—	(3)
Net cash provided by (used in) financing activities	928	(334)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(221)	(128)
Net decrease in cash, cash equivalents, restricted cash and cash equivalents	(1,120)	(1,085)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	$ 3,648	$ 2,508
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$ 2,528	$ 1,423

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

As of September 30, 2022, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its fintech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador, and extends loans through Mercado Credito in Argentina, Brazil, Mexico and Chile. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile, Uruguay, Peru and Ecuador.

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

Substantially all net revenues, cost of net revenues and operating expenses are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $1,697 million and $1,439 million as of September 30, 2022 and December 31, 2021, respectively.

These interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of September 30, 2022 and December 31, 2021. These consolidated financial statements include the Company’s consolidated statements of income, comprehensive income and equity for the nine and three-month periods ended September 30, 2022 and 2021 and statements of cash flows for the nine-month periods ended September 30, 2022 and 2021. These interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows. Certain comparative figures of these interim condensed consolidated financial statements were modified to provide more detailed disclosures. This change has not impacted the total amount of net income and total equity. The Company discloses the provision for doubtful accounts as a separate line item of its operating expenses in the interim condensed consolidated statements of income. The provision for doubtful accounts amounts to $845 million and $288 million for the nine and three-month periods ended September 30, 2022, and $271 million and $105 million for the nine and three-month periods ended September 30, 2021.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Company has evaluated all subsequent events through the date these condensed consolidated financial statements were issued. The condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see Note 2 to the financial statements in the Company’s Form 10-K for the year ended December 31, 2021. During the nine-month period ended September 30, 2022, there were no material updates made to the Company’s significant accounting policies, except for the adoption of ASU 2020-06 and SAB 121 as of January 1, 2022. See section Recently Adopted Accounting Standards of this Note.

Revenue recognition

Revenue recognition criteria for the services provided and goods sold by the Company are described in Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The aggregate gain included in net revenues arising from financing transactions, net of the costs recognized on sale of credit card receivables, is $751 million and $261 million for the nine and three-month periods ended September 30, 2022, and $418 million and $137 million for the nine and three-month periods ended September 30, 2021.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Receivables are presented net of allowance for doubtful accounts and chargebacks of $1,082 million and $474 million as of September 30, 2022 and December 31, 2021, respectively. The allowance for doubtful accounts with respect to the Company’s loans receivables amounts to $1,008 million and $435 million as of September 30, 2022 and December 31, 2021, respectively.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Deferred revenue as of December 31, 2021 was $34 million, of which $28 million was recognized as revenue during the nine-month period ended September 30, 2022.

As of September 30, 2022, total deferred revenue was $28 million, mainly due to fees related to classifieds advertising services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

Digital Assets

The Company accounts for its holdings of digital assets—cryptocurrencies—as indefinite-lived intangible assets, in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. The Company has ownership of and control over its digital assets and uses third-party custodial services to store its digital assets. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at cost, net of any impairment losses incurred since acquisition.

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

Since the second half of 2019, the Argentine government instituted certain foreign currency exchange controls, which may restrict or partially restrict access to foreign currency, like the U.S. dollars, to make payments abroad, either for foreign debt or the importation of goods or services, dividend payments and others, without prior authorization. Those regulations have continued to evolve, sometimes making them more or less stringent depending on the Argentine government’s perception of availability of sufficient national foreign currency reserves. The above has led to the existence of an informal foreign currency market where foreign currencies quote at levels significantly higher than the official exchange rate. However, the only exchange rate available for external commerce is the official exchange rate, which as of September 30, 2022 was 147.32.

The Company uses Argentina’s official exchange rate to record the accounts of Argentine subsidiaries. The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
	(In millions)
Assets	$ 2,573	$ 2,479
Liabilities	1,888	1,874
Net Assets	$ 685	$ 605

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term, which is a non-monetary asset, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease, which is a monetary liability. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company uses incremental borrowing rates based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease prepaid payments made. In addition, the Company elected to not separate lease components, except for aircrafts for which the Company allocates payments to the lease and other services components based on estimated stand-alone prices. The Company also elected to keep leases with an initial term of 12 months or less off of the balance sheet. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

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

A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized. Accordingly, Management periodically assesses the need to establish a valuation allowance for deferred tax assets considering positive and negative objective evidence related to the realization of the deferred tax assets. In connection with this assessment, Management considers, among other factors, the nature, frequency and magnitude of current and cumulative losses on an individual subsidiary basis, projections of future taxable income, the duration of statutory carryforward periods, as well as feasible tax planning strategies that would be employed by the Company to prevent tax loss carryforwards from expiring unutilized. Based on Management’s assessment of available objective evidence and considering the future effect of the Company’s initiatives to capture long-term business opportunities, the Company increased its valuation allowance in certain subsidiaries in its Mexican operations by $20 million and $3 million for the nine and three-month periods ended September 30, 2022, respectively, and $44 million and $11 million for the nine and three-month periods ended September 30, 2021, respectively.

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

During the nine and three-month periods ended September 30, 2022, the Company accounted for an income tax benefit of $19 million and $15 million, respectively. The aggregate per share effect of the income tax benefit amounted to $0.38 and $0.30 for the nine and three-month periods ended September 30, 2022, respectively. Furthermore, the Company recorded a social security benefit of $39 million and $13 million during the nine and three-month periods ended September 30, 2022, respectively. Additionally, during the nine and three-month periods ended September 30, 2022, the Company accrued a charge of $3 million and $1 million, respectively, to pay knowledge-based economy promotional law audit fees and FONPEC (“Fondo Fiduciario para la Promoción de la Economía del Conocimiento”) contribution.

The Company’s consolidated effective tax rate for the nine-month period ended September 30, 2022 compared to the same period in 2021 decreased from 52.9% to 32.6%, largely as a result of the one-time loss on debt extinguishment related to 2028 Notes repurchase recognized during the first quarter of 2021 which was considered as non-deductible expense and lower pre-tax losses in our Mexican segment that were not accounted for as deferred tax assets as a consequence of the valuation allowance.

The Company’s consolidated effective tax rate for the three-month period ended September 30, 2022 compared to the same period in 2021 increased from 24.5% to 34.7%, largely as a consequence of the income tax benefit that our Argentine subsidiary, MercadoLibre S.R.L., obtained upon the approval of its eligibility under the knowledge-based economy promotional regime in 2021 which reduced our income tax effective rate in 2021. This increase was partially offset by higher non-taxable pre-tax gains in this segment in 2022 and higher deferred tax assets in our Brazilian segment.

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

The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As result of the election of the fair value option for the investments held as of September 30, 2022 and December 31, 2021, the Company recognized an increase in interest expense and other financial losses of $2 million, and gains in interest income and other financial gains of $9 million, respectively. The interest generated by these securities were determined under a specific identification basis and recognized in interest income and other financial gains.

Accumulated other comprehensive loss

The following tables set forth the Company’s accumulated other comprehensive loss as of September 30, 2022 and December 31, 2021 and summarize the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2022:

	Unrealized	Foreign	Estimated tax
	Gains (losses) on	Currency	benefit
	hedging activities, net	Translation	(expense)	Total
	(In millions)
Balances as of December 31, 2021	$ 8	$ (523)	$ —	$ (515)
Other comprehensive loss before reclassifications	(33)	—	8	(25)
Amount of (gains) loss reclassified from accumulated other comprehensive loss	18	—	(5)	13
Net current period other comprehensive loss	(15)	—	3	(12)
Balances as of September 30, 2022	$ (7)	$ (523)	$ 3	$ (527)

Amount of (Loss) Gain
Reclassified from
Details about Accumulated	Accumulated Other
Other Comprehensive Loss	Comprehensive	Affected Line Item
Components	Loss	in the Statement of Income
(In millions)
Unrealized losses on hedging activities	$ (18)	Cost of net revenues and interest expense
Estimated tax benefit on unrealized losses	5	Income tax expense
Total reclassifications for the period	$ (13)	Total, net of income taxes

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

Recently Adopted Accounting Standards

On March 31, 2022, the SEC released the Staff Accounting Bulletin (SAB) No. 121. This SAB expresses views of the SEC’s staff regarding the accounting for entities that have obligations to safeguard crypto-assets held for their platform users as well as any agent acting on its behalf in safeguarding the users’ crypto-assets. As long as an entity is responsible for safeguarding the crypto-assets held for its platform users, including maintaining the cryptographic key information necessary to access the crypto-assets, the SEC’s staff view is that the entity should present a liability on its balance sheet to reflect its obligation to safeguard the crypto-assets held for its platform users. The entity’s safeguarding liability should be measured at initial recognition and each reporting date at the fair value of crypto-assets held for its platform users. The staff also believes it would be appropriate for the entity to recognize an asset at the same time that it recognizes the safeguarding liability, measured at initial recognition and each reporting date at the fair value of the crypto-assets held for its platform users. This interpretation is effective the first interim or annual period ending after June 15, 2022, with retrospective application as of the beginning of the fiscal year to which the interim or annual period relates.

The Company operates a platform that allows its customers to access digital asset exchange and custody services provided by third-party Service Providers (“SPs”) to buy, sell and hold crypto-assets in an account in the customer’s name at the SPs. The Company does not provide execution, custody or safeguarding services for the customers’ crypto-assets and does not maintain (or ever have access to) the cryptographic key information and wallets necessary to access the crypto-assets, nor does the Company have any legal title or claim to those crypto-assets. The SPs are responsible for securing the customers’ crypto-assets and protecting them from loss or theft.

Even though the Company is not responsible for the custody or safeguarding of crypto-assets, the Company has concluded that it is in scope of SAB 121 as: (i) the Company designed the manner in which the crypto-assets are custodied and the manner in which Mercado Pago Platform (“MP Platform”) users are able to access their crypto-assets through the MP Platform, as well as through its agents; (ii) the MP Platform users must use the SPs designated by the Company in order to have the crypto-assets reflected in their Mercado Pago wallets; (iii) MP Platform users that have crypto-assets reflected in their Mercado Pago wallets must access their crypto-assets through the MP Platform; (iv) while MP Platform users do have a contractual relationship directly with the SPs, they are not able to provide transaction instructions directly to the SPs outside the MP Platform; and (v) the Company expects that it will be involved in resolving complaints from customers about their crypto-assets holding.

As of September 30, 2022, the fair value of the crypto-assets held in the customers’ names at the SPs that the Company recognized on its balance sheet for both the crypto-asset safeguarding liability and the corresponding safeguarding asset, which are included in “Customer crypto-assets safeguarding liabilities” and “Customer crypto-assets safeguarding assets,” respectively, in the condensed consolidated balance sheets, was $15 million ($4 million as of January 1, 2022), which consisted of $6 million of Bitcoin, $5 million of Ether and $4 million of other crypto-assets.

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

Recently issued accounting pronouncements not yet adopted

On June 30, 2022, the FASB issued ASU 2022-03 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The amendments in this update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered when measuring its fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and requires additional disclosures for equity securities subject to contractual sale restrictions. The amendments in this update are effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years and should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

On March 31, 2022, the FASB issued ASU 2022-02 “Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses,” which eliminates the accounting guidance on TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. The amendments in this update are effective for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years. The amendments should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

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

On September 29, 2022 the FASB issued the ASU 2022-04 “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The amendments in this update require entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The guidance should be applied retrospectively to all periods in which a balance sheet is presented, except for the rollforward requirement, which should be applied prospectively. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

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

The denominator for diluted net income per share for the nine and three-month periods ended September 30, 2022 and 2021 does not include any effect from the capped call transactions entered into by the Company with certain financial institutions with respect to shares of the Company’s common stock (“2028 Notes Capped Call Transactions”) because it would be antidilutive. In the event of conversion of any or all of the 2028 Notes, the shares that would be delivered to the Company under the 2028 Notes Capped Call Transactions are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 16 to the financial statements for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC for more details.

Net income per share of common stock is as follows for the nine and three-month periods ended September 30, 2022 and 2021:

	Nine Months Ended September 30				Three Months Ended September 30
	2022		2021		2022		2021

	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share (*)	$ 6.30	$ 6.29	$ 2.60	$ 2.60	$ 2.57	$ 2.56	$ 1.92	$ 1.92

Numerator (in millions):
Net income	$ 317	$ 317	$ 129	$ 129	$ 129	$ 129	$ 95	$ 95
Effect of dilutive Convertible Senior Notes	—	6	—	—	—	2	—	—
Net income corresponding to common stock	$ 317	$ 323	$ 129	$ 129	$ 129	$ 131	$ 95	$ 95

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	50,365,813	50,365,813	49,761,360	—	50,325,075	50,325,075	49,597,157	—
Adjustment for assumed conversions	—	990,268	—	—	—	990,268	—	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	51,356,081	—	49,761,360	—	51,315,343	—	49,597,157

(*)	Figures have been calculated using non-rounded amounts.

4. Cash, cash equivalents, restricted cash and cash equivalents and investments

The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	September 30,	December 31,
	2022	2021
	(In millions)
Cash and cash equivalents
Cash in bank accounts	$ 834	$ 1,103
Time deposits	129	387
Money market	492	1,079
Foreign government debt securities	—	16
Total cash and cash equivalents	$ 1,455	$ 2,585
Restricted cash and cash equivalents
Securitization transactions	$ 421	$ 282
Foreign government debt securities (Central Bank of Brazil mandatory guarantee)	—	296
Bank account (Argentine Central Bank regulation)	384	449
Bank account (Mexican National Banking and Securities Commission regulation)	78	—
Time deposits (Mexican National Banking and Securities Commission regulation)	95	—
Bank account (Chilean Financial Market Commission regulation)	9	21
Time deposits (Chilean Financial Market Commission regulation)	35	—
Money market (Secured lines of credit guarantee)	51	15
Total restricted cash and cash equivalents	$ 1,073	$ 1,063
Total cash, cash equivalents, restricted cash and cash equivalents (*)	$ 2,528	$ 3,648

Short-term investments
Time deposits	$ 438	$ 16
Foreign government debt securities (Central Bank of Brazil mandatory guarantee)	1,013	602
Foreign government debt securities	25	42
U.S. government debt securities	452	150
Corporate debt securities	15	—
Total short-term investments	$ 1,943	$ 810

Long-term investments
U.S. government debt securities	$ 256	$ —
Foreign government debt securities	48	23
Securitization transactions (**)	15	13
Equity securities held at cost	56	53
Total long-term investments	$ 375	$ 89

(*) Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statements of cash flow.

(**) Investments from securitization transactions are restricted to the payment of amounts due to third-party investors.

5. Loans receivable, net

The Company classifies loans receivable as “On-line merchant”, “Consumer”, “In-store merchant” and “Credit Cards.” As of September 30, 2022 and December 31, 2021, Loans receivable, net were as follows:

	September 30, 2022
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$410	$(112)	$298
Consumer	1,512	(537)	975
In-store merchant	280	(136)	144
Credit Cards	572	(223)	349
Total	$2,774	$(1,008)	$1,766

	December 31, 2021
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$361	$(79)	$282
Consumer	851	(232)	619
In-store merchant	187	(76)	111
Credit Cards	296	(48)	248
Total	$1,695	$(435)	$1,260

The credit quality analysis of loans receivable was as follows:

	September 30,	December 31,
	2022	2021
	(In millions)
1-30 days past due	$150	$90
31-60 days past due	108	47
61 -90 days past due	105	37
91 -120 days past due	104	37
121 -150 days past due	94	31
151 -180 days past due	89	25
181 -210 days past due	83	24
211 -240 days past due	76	23
241 -270 days past due	75	21
271 -300 days past due	59	21
301 -330 days past due	46	30
331 -360 days past due	37	25
Total past due	1,026	411
To become due	1,748	1,284
Total	$2,774	$1,695

The following tables summarize the allowance for doubtful accounts activity during the nine-month periods ended September 30, 2022 and 2021:

	September 30, 2022
	On-line merchant	Consumer	In-store merchant	Credit Cards	Total
	(In millions)
Balance at beginning of year	$79	$232	$76	$48	$435
Charged/credited to Net Income	83	457	111	191	842
Currency translation adjustments	(2)	(19)	(3)	(9)	(33)
Utilized /Write-offs (*)	(48)	(133)	(48)	(7)	(236)
Balance at end of period	$112	$537	$136	$223	$1,008

	September 30, 2021
	On-line merchant	Consumer	In-store merchant	Credit Cards	Total
	(In millions)
Balance at beginning of year	$20	$45	$13	$—	$78
Charged/credited to Net Income	51	157	52	12	272
Currency translation adjustments	(2)	(4)	(2)	—	(8)
Utilized /Write-offs (*)	(4)	(11)	(2)	(2)	(19)
Balance at end of period	$65	$187	$61	$10	$323

(*)	The Company writes off loans when customer balance becomes 360 days past due.

6. Goodwill and intangible assets

Intangible assets

The composition of goodwill and intangible assets is as follows:

	September 30,	December 31,
	2022	2021
	(In millions)
Goodwill	$ 147	$ 148
Intangible assets with indefinite lives
- Trademarks	7	8
- Digital assets (1)	10	21
Amortizable intangible assets
- Licenses and others	12	13
- Non-compete agreement	4	4
- Customer list	11	13
- Trademarks	5	7
- Hubs Network	4	3
- Others	3	3
Total intangible assets	$ 56	$ 72
Accumulated amortization	(27)	(27)
Total intangible assets, net	$ 29	$ 45

(1)Digital assets are net of $20 million and $9 million of impairment losses as of September 30, 2022 and December 31, 2021.

Goodwill

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2022 and the year ended December 31, 2021 are as follows:

	Nine Months Ended September 30, 2022
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In millions)
Balance, beginning of the period	$ 56	$ 10	$ 37	$ 37	$ 6	$ 2	$ 148
Effect of exchange rates changes	1	—	2	(4)	—	—	(1)
Balance, end of the period	$ 57	$ 10	$ 39	$ 33	$ 6	$ 2	$ 147

	Year Ended December 31, 2021
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In millions)
Balance, beginning of the year	$ 20	$ 10	$ 32	$ 17	$ 4	$ 2	$ 85
Business Acquisitions	37	—	6	23	2	—	68
Effect of exchange rates changes	(1)	—	(1)	(3)	—	—	(5)
Balance, end of the year	$ 56	$ 10	$ 37	$ 37	$ 6	$ 2	$ 148

Amortizable intangible assets

Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets for the nine-month periods ended September 30, 2022 and 2021 amounted to $4 million and $4 million, respectively, while aggregate amortization expense for intangible assets totaled $1 million and $1 million for the three-month periods ended September 30, 2022 and 2021, respectively.

The following table summarizes the remaining amortization of intangible assets (in millions of U.S. dollars) with definite useful life as of September 30, 2022:

For year ended 12/31/2022	$ 1
For year ended 12/31/2023	4
For year ended 12/31/2024	2
For year ended 12/31/2025	1
Thereafter	4
$ 12

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

The following tables summarize the financial performance of the Company’s reporting segments:

	Nine Months Ended September 30, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$ 4,134	$ 1,787	$ 1,257	$ 357	$ 7,535
Direct costs	(3,472)	(1,068)	(1,075)	(348)	(5,963)
Direct contribution	662	719	182	9	1,572

Operating expenses and indirect costs of net revenues					(887)
Income from operations					685

Other income (expenses):
Interest income and other financial gains					142
Interest expense and other financial losses					(221)
Foreign currency losses, net					(134)
Net income before income tax expense					$ 472

	Nine Months Ended September 30, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$ 2,783	$ 1,056	$ 780	$ 320	$ 4,939
Direct costs	(2,170)	(674)	(767)	(247)	(3,858)
Direct contribution	613	382	13	73	1,081

Operating expenses and indirect costs of net revenues					(664)
Income from operations					417

Other income (expenses):
Interest income and other financial gains					84
Interest expense and other financial losses					(175)
Foreign currency losses, net					(52)
Net income before income tax expense					$ 274

	Three Months Ended September 30, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$ 1,431	$ 675	$ 465	$ 119	$ 2,690
Direct costs	(1,209)	(376)	(384)	(121)	(2,090)
Direct contribution	222	299	81	(2)	600

Operating expenses and indirect costs of net revenues					(304)
Income from operations					296

Other income (expenses):
Interest income and other financial gains					65
Interest expense and other financial losses					(92)
Foreign currency losses, net					(71)
Net income before income tax expense					$ 198

	Three Months Ended September 30, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$ 1,063	$ 393	$ 291	$ 111	$ 1,858
Direct costs	(831)	(253)	(285)	(91)	(1,460)
Direct contribution	232	140	6	20	398

Operating expenses and indirect costs of net revenues					(238)
Income from operations					160

Other income (expenses):
Interest income and other financial gains					35
Interest expense and other financial losses					(44)
Foreign currency losses, net					(25)
Net income before income tax expense					$ 126

The following tables summarize net revenues per reporting segment, which have been disaggregated by similar products and services for the nine and three-month periods ended September 30, 2022 and 2021:

	Nine-month periods ended September 30,
	Brazil		Argentina		Mexico		Other Countries		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Commerce services (a)	$1,877	$1,553	$602	$440	$702	$516	$234	$221	$3,415	$2,730
Commerce products sales (b)	344	240	198	172	161	96	29	40	732	548
Total commerce revenues	$2,221	$1,793	$800	$612	$863	$612	$263	$261	$4,147	$3,278
Fintech services (c)	$1,059	$672	$636	$332	$97	$62	$86	$59	$1,878	$1,125
Credit revenues (d)	833	302	347	106	291	103	2	—	1,473	511
Fintech products sales (e)	21	16	4	6	6	3	6	—	37	25
Total fintech revenues	$1,913	$990	$987	$444	$394	$168	$94	$59	$3,388	$1,661
Total net revenues	$4,134	$2,783	$1,787	$1,056	$1,257	$780	$357	$320	$7,535	$4,939

	Three-month periods ended September 30,
	Brazil		Argentina		Mexico		Other Countries		Total
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Commerce services (a)	$669	$575	$221	$174	$257	$184	$76	$75	$1,223	$1,008
Commerce products sales (b)	111	103	69	61	54	36	8	17	242	217
Total commerce revenues	$780	$678	$290	$235	$311	$220	$84	$92	$1,465	$1,225
Fintech services (c)	$357	$256	$245	$109	$38	$23	$32	$19	$672	$407
Credit revenues (d)	287	123	139	47	115	46	1	—	542	216
Fintech products sales (e)	7	6	1	2	1	2	2	—	11	10
Total fintech revenues	$651	$385	$385	$158	$154	$71	$35	$19	$1,225	$633
Total net revenues	$1,431	$1,063	$675	$393	$465	$291	$119	$111	$2,690	$1,858

(a)	Includes final value fees paid by sellers derived from intermediation services and related shipping fees, classified fees derived from classified advertising services and ad sales.
(b)	Includes revenues from inventory sales and related shipping fees.
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

(d)	Includes interest earned on loans and advances granted to merchants and consumers, and interest earned on Mercado Pago credit card transactions.
(e)	Includes sales of mobile point of sales devices.

The following table summarizes the allocation of property and equipment, net based on geography:

	September 30,	December 31,
	2022	2021
	(In millions)
US property and equipment, net	$ 1	$ 1
Other countries
Argentina	185	174
Brazil	490	395
Mexico	190	176
Other countries	79	61
	$ 944	$ 806
Total property and equipment, net	$ 945	$ 807

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30,	December 31,
	2022	2021
	(In millions)
US intangible assets	$ 10	$ 21
Other countries goodwill and intangible assets
Argentina	14	16
Brazil	61	60
Mexico	43	41
Chile	39	45
Other countries	9	10
	$ 166	$ 172
Total goodwill and intangible assets	$ 176	$ 193

8. Fair value measurement of assets and liabilities

Assets and liabilities measured and recorded at fair value on a recurring basis

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

		Quoted Prices in				Quoted Prices in
	Balances as of	active markets for	Significant other	Unobservable	Balances as of	active markets for	Significant other	Unobservable
	September 30,	identical Assets	observable inputs	inputs	December 31,	identical Assets	observable inputs	inputs
Description	2022	(Level 1)	(Level 2)	(Level 3)	2021	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Assets
Cash and Cash Equivalents:
Money market	$ 492	$ 492	$ —	$ —	$ 1,079	$ 1,079	$ —	$ —
Foreign government debt securities (1)	—	—	—	—	16	16	—	—
Restricted Cash and cash equivalents:
Money market	349	349	—	—	210	210	—	—
Foreign government debt securities (Central Bank of Brazil Mandatory Guarantee) (1)	—	—	—	—	296	296	—	—
Investments:
Foreign government debt securities (Central Bank of Brazil Mandatory Guarantee) (1)	1,013	1,013	—	—	602	602	—	—
U.S. government debt securities (1)	708	708	—	—	150	150	—	—
Foreign government debt securities (1) (2)	88	88	—	—	78	78	—	—
Corporate debt securities	15	15	—	—	—	—	—	—
Other Assets:
Derivative instruments	3	—	3	—	17	—	—	17
USDC	4	4	—	—	—	—	—	—
Customer crypto-assets safeguarding assets	15	—	15	—	—	—	—	—
Total Assets	$ 2,687	$ 2,669	$ 18	$ —	$ 2,448	$ 2,431	$ —	$ 17
Liabilities:
Salaries and social security payable:
Long-term retention plan	$ 44	$ —	$ 44	$ —	$ 103	$ —	$ 103	$ —
Other Liabilities:
Contingent considerations	9	—	—	9	9	—	—	9
Derivative instruments	30	—	30	—	6	—	—	6
Customer crypto-assets safeguarding liabilities	15	—	15	—	—	—	—	—
Total Liabilities	$ 98	$ —	$ 89	$ 9	$ 118	$ —	$ 103	$ 15

(1)Measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.)

(2)As of September 30, 2022 and December 31, 2021 includes $15 million and $13 million, respectively, of investments from securitization transactions that are restricted to the payment of amounts due to third-party investors. (See Note 4 - Cash, cash equivalents, restricted cash and cash equivalents and investments.)

As of September 30, 2022 and December 31, 2021, the Company’s assets and liabilities were valued at fair value using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions (fair value of derivative instruments is determined considering the prevailing risk free interest rate and spot exchange rate, fair value of contingent considerations is determined based on the probability of achievement of the performance targets arising from each acquisition, as well as the Company’s historical experience with similar arrangements).

The following tables summarize the reconciliation of the financial assets and liabilities measured at fair value using Level 3 inputs as of September 30, 2022 and December 31, 2021:

	Nine Months Ended September 30, 2022
	Derivative Instruments, net	Contingent Considerations
Balance, beginning of the period	$11	$(9)
Net Additions	3	—
Settlements	7	—
Foreign Currency Translation	(5)	—
Gain (Losses) in Other Comprehensive Income	(15)	—
Gain (Losses) on Income Statement	(28)	—
Transfers out of level 3	27	—
Balance, end of the period	$—	$(9)

	Year Ended December 31, 2021
	Derivative Instruments, net	Contingent Considerations
Balance, beginning of the year	$(14)	$(5)
Net Additions	3	(4)
Settlements	14	—
Foreign Currency Translation	(3)	—
Gain (Losses) in Other Comprehensive Income	11	—
Gain (Losses) on Income Statement	—	—
Transfers out of level 3	—	—
Balance, end of the year	$11	$(9)

As of September 30, 2022, the cost and the estimated fair value of the Company’s investment in corporate debt securities classified as available for sale, all with an effective maturity of one year or less, were $15 million. Also, for the nine-month period ended September 30, 2022, proceeds from these sales amounted to $141 million and gross realized gains amounted to less than a million. The cost of these securities was determined under a specific identification basis.

Financial assets and liabilities not measured and recorded at fair value

As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s financial assets (except for loans receivable) and liabilities (except for the 2026, 2028 and 2031 Notes) not measured at fair value approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash and cash equivalents, restricted cash and cash equivalents and short-term investments (excluding money markets, corporate debt securities and U.S. and foreign government debt securities), accounts receivable, credit cards receivable and other means of payment, accounts payable and accrued expenses, funds payable to customers, amounts payable due to credit and debit card transactions, salaries and social security payable (excluding variable LTRP), loans payables and other financial liabilities (except for the 2026, 2028 and 2031 Notes) and other liabilities (excluding variable LTRP, contingent considerations and derivative instruments). If these financial instruments were measured at fair value in the financial statements, cash and restricted cash would be classified as Level 1 and the remaining financial instruments would be classified as Level 2.

On the other hand, as of September 30, 2022 and December 31, 2021, the estimated fair value of the loans receivables, which is based on Level 3 inputs, is $1,848 million and $1,260 million, respectively, and were determined based on Company’s assumptions. As of September 30, 2022 and December 31, 2021, the estimated fair value of the 2026 and 2031 Notes, which is based on Level 1 inputs, is $857 million and $1,105 million, respectively. As of September 30, 2022 and December 31, 2021, the estimated fair value of the 2028 Notes, which is based on Level 2 inputs, is $299 million and $331 million, respectively, and were determined based on market interest rates. The rest of the loans payable and other financial liabilities approximate their fair value because the effective interest rates are not materially different from market interest rates.

The following table summarizes the estimated fair value for those financial assets and liabilities of the Company not measured at fair value as of September 30, 2022 and December 31, 2021:

	Balances as of	Estimated fair value as of	Balances as of	Estimated fair value as of
	September 30,	September 30,	December 31,	December 31,
	2022	2022	2021	2021
	(In millions)
Assets
Cash and cash equivalents	$ 963	$ 963	$ 1,490	$ 1,490
Restricted cash and cash equivalents	724	724	557	557
Investments	438	438	16	16
Accounts receivable, net	108	108	98	98
Credit Card receivables and other means of payment, net	2,550	2,550	1,839	1,839
Loans receivable, net	1,766	1,848	1,260	1,260
Total Assets	$ 6,549	$ 6,631	$ 5,260	$ 5,260
Liabilities
Accounts payable and accrued expenses	$ 1,155	$ 1,155	$ 1,036	$ 1,036
Funds payable to customers	2,558	2,558	2,393	2,393
Amounts payable due to credit and debit card transactions	422	422	341	341
Salaries and social security payable	306	306	230	230
Loans payable and other financial liabilities (*)	4,689	4,311	3,518	3,534
Other liabilities	139	139	117	117
Total Liabilities	$ 9,269	$ 8,891	$ 7,635	$ 7,651

(*) The fair value of the 2028 Notes (including the conversion option) is disclosed in Note 11.

9. Commitments and Contingencies

Litigation and Other Legal Matters

The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of September 30, 2022, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $45 million to cover legal actions against the Company in which Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.

In addition, as of September 30, 2022, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible for an estimated aggregate amount up to $249 million. No loss amounts have been accrued for such reasonably possible legal actions.

Tax Claims

Interstate rate of ICMS-DIFAL on interstate sales

During 2020 and 2021, the Brazilian subsidiaries, Ebazar.com.br Ltda. and Mercado Pago Instituição de Pagamento Ltda., filed 15 writs of mandamus before the State Courts of Justice where these companies have sales branches in order to prevent Brazilian states from collecting the ICMS (“Imposto sobre Circulação de Mercadorias, Serviços de Transporte Interestadual, Intermunicipal e Comunicação”) on interstate sales at a differential rate (“ICMS-DIFAL”) without the existence of a complementary law. Four of these cases were filed in 2020 (for the branches of Barueri and Louveira) and the other 11 were filed in 2021, after Ebazar.com.br Ltda. opened a new branch in Extrema. On February 24, 2021, the Brazilian Supreme Court ruled on the controversy in a binding precedent, which declared the unconstitutionality of ICMS-DIFAL without the proper complementary law. In the same case, however, the Supreme Court ruled on the modulation of the effects of its decision (with retroactive effect).

Four of those 11 cases filed by the Company after the Supreme Court’s decision became final and unappealable in favor of the corresponding States, which can now withdraw the corresponding judicial deposits. Another one of the 11 cases became final and unappealable in favor of Ebazar.com.br Ltda. Finally, the remaining 6 of those 11 cases are still pending and may not stand because of the modulation of effects with respect to that decision. The Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing is probable. For that reason, the Company has recorded a $4 million provision for the disputed amounts related to these 6 cases.

With respect to the other 4 cases filed by the Company prior to the Supreme Court’s decision, 1 of them became final and unappealable in favor of the Company. Of the remaining 3 cases, for which a judgment is still pending, Management considers that the risk of losing is remote.

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

From April to September 2022, the Brazilian subsidiary Mercado Envios Serviços de Logística Ltda. also filed writs of mandamus to 3 Federation Units (São Paulo, Santa Catarina e Bahia), for the purpose of preventing the Brazilian tax authorities from demanding payment of the DIFAL over their respective fixed assets. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

Exclusion of ICMS tax benefits from IRPJ and CSLL tax base

The Company has ICMS tax incentives granted by the State of Minas Gerais, through a special regime signed with the state by means of a term of agreement, which are aimed at implementing and expanding business in that state. The Company accounted for the tax benefit within cost of net revenues for $25 million and $8 million for the nine and three-month periods ended September 30, 2022, respectively ($3 million for the nine and three-month periods ended September 30, 2021).

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

Buyer protection program

The BPP program is designed to protect buyers in the Marketplace from losses due primarily to fraud or counterparty non-performance. The Company’s BPP provides protection to consumers by reimbursing them for the total value of a purchased item and the value of any shipping service paid if it does not arrive, arrives incomplete or damaged, does not match the seller’s description or if the buyer regrets the purchase. The Company is entitled to recover from the third-party carrier companies performing the shipping service certain amounts paid under the BPP. Furthermore, in some specific circumstances, the Company enters into insurance contracts with third-party insurance companies in order to cover contingencies that may arise from the BPP.

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

As of September 30, 2022 and December 31, 2021, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $3,345 million and $2,964 million, respectively, for which the Company recorded a provision of $4 million and $5 million, respectively.

Commitments

The Company committed to purchase cloud platform services from two U.S. suppliers based on the following terms:

a) for a total amount of $824 million, to be fully paid off between October 1, 2021 and September 30, 2026. As of September 30, 2022, the Company had paid $141 million in relation thereto; and

b) for a total amount of $108 million, to be fully paid off between September 17, 2021 and September 17, 2024. As of September 30, 2022, the Company had paid $29 million in relation thereto. In September 2022, the Company amended this commitment whereby, effective as of September 23, 2022, the aggregate purchase commitment is $200 million, to be fully paid off between September 23, 2022 and September 23, 2025.

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

On April 8, 2022, the Company signed a 10-year agreement with Gol Linhas Aereas S.A. under which the Company is committed to contract a minimum amount of air logistics services for a total annual cost of $43 million. According to the agreement, Gol Linhas Aereas S.A. provides logistics services in Brazil to Mercado Envios through six dedicated aircrafts, one of which has already started operations as of September 30, 2022.

10. Long term retention program (“LTRP”)

The following table summarizes the long term retention program accrued compensation expense for the nine and three-month periods ended September 30, 2022 and 2021, which are payable in cash according to the decisions made by the Board of Directors:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
LTRP 2016	$—	$4	$—	$2
LTRP 2017	(3)	6	1	4
LTRP 2018	(2)	3	1	2
LTRP 2019	12	24	5	9
LTRP 2020	14	26	5	8
LTRP 2021	16	21	5	8
LTRP 2022	22	—	7	—
Total LTRP	$59	$84	$24	$33

11. Loans payable and other financial liabilities

The following tables summarize the Company’s Loans payable and other financial liabilities as of September 30, 2022 and December 31, 2021:

	Book value as of

	September 30, 2022	December 31, 2021
	(In millions)
Current loans payable and other financial liabilities:
Loans from banks	$369	$378
Bank overdrafts	61	146
Secured lines of credit	97	73
Financial Bills	105	—
Deposit Certificates	912	582
Commercial Notes	2	—
Finance lease obligations	14	10
Collateralized debt	372	77
2028 Notes	1	3
2026 Sustainability Notes	2	4
2031 Notes	5	10
Other lines of credit	6	2
	$1,946	$1,285
Non-Current loans payable and other financial liabilities:
Loans from banks	$154	$8
Secured lines of credit	25	17
Financial Bills	—	92
Deposit Certificates	4	3
Commercial Notes	181	—
Finance lease obligations	38	36
Collateralized debt	815	674
2028 Notes	435	312
2026 Sustainability Notes	397	397
2031 Notes	694	694
	$2,743	$2,233

					Book value as of

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	September 30, 2022	December 31, 2021
					(In millions)
Loans from banks
Chilean Subsidiaries	Chilean Pesos	Fixed	10.54%	October 2022- April 2025	$136	$117
Brazilian Subsidiary	US Dollar	Variable	—%	—	—	60
Brazilian Subsidiaries	US Dollar	Fixed	1.50%	November - December 2022	101	100
Brazilian Subsidiary (*)	US Dollar	Fixed	4.32%	August 2023	57	—
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.8%	October 2022 - May 2031	8	4
Mexican Subsidiary	Mexican Pesos	Variable	TIIE + 2.20 - 3.50%	October 2022 - June 2027	187	66
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	10.85%	December 2022	18	23
Colombian Subsidiary	Colombian Pesos	Fixed	10.74%	November - December 2022	16	16

Bank overdrafts
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	10.19%	October 2022	28	27
Argentine Subsidiary	Argentine Pesos	Fixed	68.26%	October 2022	33	115
Brazilian Subsidiary	Brazilian Reais	—	—%	—	—	4

Secured lines of credit
Argentine Subsidiaries	Argentine Pesos	Fixed	64.54%	October 2022	90	69
Mexican Subsidiary	Mexican Pesos	Fixed	9.99%	October 2022- July 2027	32	21

Financial Bills
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.95 - 1.10%	July 2023 - February 2024	105	92

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 5.25 -7.15%	February - May 2023	254	—
Brazilian Subsidiary	Brazilian Reais	Variable	97% to 200% of CDI	October 2022 - September 2024	491	521
Brazilian Subsidiary	Brazilian Reais	Fixed	8.15 - 15.00%	October 2022 - July 2023	171	41
Brazilian Subsidiary	Brazilian Reais	—	—%	—	—	23

Commercial Notes
Brazilian Subsidiary	Brazilian Reais	Variable	DI + 0.88%	October 2022 - August 2027	64	—
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41%	October 2022 - August 2029	119	—

Finance lease obligations					52	46
Collateralized debt					1,187	751
2028 Notes					436	315
2026 Sustainability Notes					399	401
2031 Notes					699	704
Other lines of credit					6	2
					$4,689	$3,518

(*)	The carrying amount includes the effect of the derivative instrument that qualified for fair value hedge. See note 14 "Derivative Instruments" for further detail.

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

Certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guarantee the payment of principal, premium, if any, interest, and all other amounts in respect of each of the Notes (the “Subsidiary Guarantees”). The initial Subsidiary Guarantors were MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., Mercado Pago Instituição de Pagamento Ltda. (formerly known as “MercadoPago.com Representações Ltda.”), MercadoLibre Chile Ltda., MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico (formerly known as “MercadoLibre, S. de R.L. de C.V.”), DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. On October 27, 2021, MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico became an excluded subsidiary pursuant to the terms of the Notes and it was released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes. On July 1, 2022, Ibazar.com Atividades de Internet Ltda. was merged into eBazar.com.br Ltda.

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

2.00% Convertible Senior Notes Due 2028

On August 24, 2018, the Company issued $800 million of 2.00% Convertible Senior Notes due 2028 and issued an additional $80 million of notes on August 31, 2018 pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, for an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (collectively, the “2028 Notes”). The 2028 Notes are unsecured, unsubordinated obligations of the Company, which pay interest in cash semi-annually, on February 15 and August 15 of each year, at a rate of 2.00% per annum. The 2028 Notes will mature on August 15, 2028 unless earlier redeemed, repurchased or converted in accordance with their terms prior to such date. The 2028 Notes may be converted, under specific conditions, based on an initial conversion rate of 2.2553 shares of common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of $443.40 per share of common stock), subject to adjustment as described in the indenture governing the 2028 Notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. As of September 30, 2022, the principal and issuance costs of the 2028 Notes amounted to $439 million and $4 million, respectively. For the nine and three-month periods ended September 30, 2022 the Company recognized interest expense, including the amortization of issuance costs, of $7 million and $2 million, respectively. For additional information regarding the 2028 Notes please refer to Note 2 and Note 16 to the audited consolidated financial statements for the year ended December 31, 2021, contained in the Company’s Annual Report on Form 10-K filed with the SEC.

During the nine-month period ended September 30, 2022, 7 Notes were requested for conversion, for a total principal amount of $7 thousand. The determination of whether or not the Notes are convertible must be performed on a quarterly basis. The Company reconfirmed during the third quarter of 2022 that the conversion threshold was met and the Notes remain eligible for conversion. As of the date of issuance of these interim condensed consolidated financial statements, the Company did not receive additional requests for conversion.

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

The total estimated fair value of the 2028 Notes was $880 million and $1,367 million as of September 30, 2022 and December 31, 2021, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of September 30, 2022 and December 31, 2021 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $827.78 closing price of the Company’s common stock on September 30, 2022, the if-converted value of the 2028 Notes exceeded their principal amount by $381 million.

Revolving Credit Agreement

On March 31, 2022, the Company, as borrower, entered into a $400 million revolving credit agreement (the “Credit Agreement”). Under the Credit Agreement, the Company’s subsidaries MercadoLibre S.R.L., eBazar.com.br Ltda, Mercado Envios Serviços de Logística Ltda., Mercado Pago Instituição de Pagamento Ltda., DeRemate.com de México S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda., and MercadoLibre Colombia Ltda. have guaranteed the Company’s obligations.

The interest rates under the Credit Agreement are based on Adjusted Term SOFR (“Secured Overnight Funding Rate”) plus an interest margin of 1.25% per annum. Any loans drawn under the Credit Agreement must be repaid on or prior to March 31, 2025. The Company is also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%.

As of September 30, 2022, no amounts have been borrowed under the facility.

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

The following table summarizes the Company’s collateralized debt under securitization transactions, as of September 30, 2022:

SPEs	Collateralized debt as of September 30, 2022	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	186	CDI + 2.50%	Brazilian Reais	May 2025
Fundo de Investimento Em Direitos Creditórios Arandu	185	CDI + 1.75%	Brazilian Reais	June 2023
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	12	CDI + 3.50%	Brazilian Reais	August 2023
Olimpia Fundo de Investimento Em Direitos Creditórios	97	CDI + 1.25%	Brazilian Reais	November 2024
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	209	CDI + 1.90%	Brazilian Reais	May 2028
Mercado Crédito Consumo VII	1	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	October 2022
Mercado Crédito Consumo VIII	12	Badlar rates plus 200 basis points with a min 30% and a max 50%	Argentine Pesos	February 2023
Mercado Crédito Consumo IX	16	Badlar rates plus 200 basis points with a min 30% and a max 52%	Argentine Pesos	May 2023
Mercado Crédito Consumo X	16	Badlar rates plus 200 basis points with a min 35% and a max 62%	Argentine Pesos	June 2023
Mercado Crédito Consumo XI	19	Badlar rates plus 200 basis points with a min 35% and a max 63%	Argentine Pesos	August 2023
Mercado Crédito Consumo XII	19	Badlar rates plus 200 basis points with a min 35% and a max 70%	Argentine Pesos	September 2023
Mercado Crédito Consumo XIII	19	Badlar rates plus 200 basis points with a min 35% and a max 74%	Argentine Pesos	November 2023
Mercado Crédito Consumo XIV (*)	15	Badlar rates plus 200 basis points with a min 35% and a max 80%	Argentine Pesos	July 2023
Mercado Crédito XII	1	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	November 2022
Mercado Crédito XIII	6	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	April 2023
Mercado Crédito XIV	15	Badlar rates plus 200 basis points with a min 30% and a max 48%	Argentine Pesos	March 2023
Mercado Crédito XV	16	Badlar rates plus 200 basis points with a min 30% and a max 56%	Argentine Pesos	August 2023
Mercado Crédito XVI (*)	12	Badlar rates plus 200 basis points with a min 35% and a max 80%	Argentine Pesos	August 2023
Fideicomiso de administración y fuente de pago CIB/3756	149	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 1.9%	Mexican Pesos	October 2023
Fideicomiso de administración y fuente de pago CIB/3369	182	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.0%	Mexican Pesos	April 2024
	1,187

(*)

As of September 30, 2022, Loans payables owned by these trusts were obtained through private placements. Mercado Crédito XVI and Mercado Crédito Consumo XIV trusts made a public bond offering in the Argentine stock market on October 21, 2022 and October 28, 2022, respectively.

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

The assets and liabilities of the SPEs are included in the Company’s interim condensed consolidated financial statements as of September 30, 2022 and December 31, 2021 as follows:

	September 30,	December 31,
	2022	2021
Assets	(In millions)
Current assets:
Restricted cash and cash equivalents	$421	$282
Credit card receivables and other means of payments, net	295	278
Loans receivable, net	930	608
Total current assets	1,646	1,168
Non-current assets:
Long-term investments	15	13
Loans receivable, net	26	45
Deferred tax assets	37	19
Total non-current assets	78	77
Total assets	$1,724	$1,245
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1	$1
Loans payable and other financial liabilities	372	77
Taxes payable	38	23
Other liabilities	1	—
Total current liabilities	412	101
Non-current liabilities:
Loans payable and other financial liabilities	815	674
Total non-current liabilities	815	674
Total liabilities	$1,227	$775

13. Leases

The Company leases certain fulfillment, cross-docking and services centers, office space, aircrafts, machines, and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2022	2021
Operating Leases	(In millions)
Operating lease right-of-use assets	$587	$461

Operating lease liabilities	$591	$464

Finance Leases
Property and equipment, at cost	85	68
Accumulated depreciation	(25)	(14)
Property and equipment, net	$60	$54

Loans payable and other financial liabilities	$52	$46

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases at September 30, 2022:

Weighted average remaining lease term
Operating leases	7	Years
Finance leases	3	Years

Weighted average discount rate (*)
Operating leases	9%
Finance leases	15%

(*) Includes discount rates of leases in local currency and U.S. dollar.

The components of lease expense were as follows:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Operating lease cost	$91	$56

Finance lease cost:
Depreciation of property and equipment	13	7
Interest on lease liabilities	6	3
Total finance lease cost	$19	$10

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	(In millions)
Operating cash flows from operating leases	$85	$51
Financing cash flows from finance leases	14	13

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$193	$138
Finance leases	15	29

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending September 30, 2022	Operating Leases	Finance Leases
	(In millions)
One year or less	$133	$21
One year to two years	130	20
Two years to three years	121	16
Three years to four years	96	7
Four years to five years	71	4
Thereafter	231	—
Total lease payments	$782	$68
Less imputed interest	(191)	(16)
Total	$591	$52

14. Derivative instruments

Cash Flow Hedge

As of September 30, 2022 the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of September 30, 2022, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.

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

Fair Value Hedge

The Company has entered into a swap contract to hedge the interest rate and the foreign currency exposure of its fixed-rate, foreign currency financial debt issued by one of its Brazilian subsidiaries. The Company designated the swap contract as fair value hedge. The derivative’s gain or loss is reported in earnings in the same line items as the change in the value of the financial debt due to the hedged risks. Since the terms of the interest rate swap match the terms of the hedged debt, changes in the fair value of the interest rate swap are offset by changes in the fair value of the hedged debt attributable to changes in interest rates. Accordingly, the net impact in current earnings is that the interest expense associated with the hedged debt is recorded at the floating rate.

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

Derivative instruments not designated as hedging instruments

As of September 30, 2022, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian and Mexican subsidiaries, whose functional currencies are the Brazilian Reais and Mexican Peso, respectively. These transactions were not designated as hedges for accounting purposes.

In addition, the Company has entered into full cross currency swap contracts to hedge the interest rate fluctuation and foreign currency fluctuations of its financial debt nominated in U.S. dollars held by its Brazilian subsidiaries that mature in 2022. These transactions were not designated as hedges for accounting purposes.

Finally, as of September 30, 2022, the Company entered into swap contracts to hedge the interest rate fluctuation of certain portion of its financial debt in its Brazilian subsidiaries. These transactions were not designated as hedges for accounting purposes.

The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of	Notional Amount as of
	September 30, 2022	December 31, 2021
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$91	$89
Interest rate contracts	221	—
Cross currency swap contracts	133	94

Not designated as hedging instrument
Foreign exchange contracts	90	—
Interest rate contracts	450	249
Cross currency swap contracts	100	160

Derivative Instrument Contracts

The fair values of the Company’s outstanding derivative instruments as of September 30, 2022 and December 31, 2021 were as follows:

		September 30,	December 31,
	Balance sheet location	2022	2021
		(In millions)
Derivatives
Foreign exchange contracts not designated as hedging instruments	Other current Assets	$2	$—
Cross currency swap contracts designated as net investment hedge	Other non-current Assets	—	7
Cross currency swap contracts not designated as hedging instruments	Other current Assets	—	8
Foreign exchange contracts designated as cash flow hedges	Other current Assets	1	2
Cross currency swap contracts not designated as hedging instruments	Other current Liabilities	13	5
Cross currency swap contracts designated as net investment hedge	Other non-current Liabilities	1	—
Interest rate contracts designated as cash flow hedges	Other current Liabilities	9	—
Foreign exchange contracts designated as cash flow hedges	Other current Liabilities	2	1
Interest rate contracts not designated as hedging instruments	Other current Liabilities	5	—

The effects of derivative contracts on the unaudited interim condensed consolidated statement of comprehensive income as of September 30, 2022 were as follows:

		Amount of	Amount of loss reclassified
	December 31,	gains recognized	from accumulated	September 30,
	2021	in other comprehensive loss	other comprehensive loss	2022
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$ 1	$ (10)	$ 7	$ (2)
Interest Swap Contracts designated as cash flow hedges	—	(14)	9	(5)
Cross currency swap contract designated as net investment hedge	7	(9)	2	—
Total	$ 8	$ (33)	$ 18	$ (7)

The following table presents the effects of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the periods presented:

		Amount of Gain (Loss) recognized in Income
	Income Statement	Nine Months Ended September 30,		Three Months Ended September 30,
	Location	2022	2021	2022	2021
Derivative asset
Interest Rate Swap	Interest Expense	$1	$—	$1	$—

Derivative asset - Hedged Item
Interest Rate Swap	Interest Expense	(1)	—	(1)	—

The following table presents the amounts that were recorded in the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges as of the dates presented:

	Carrying amount of the hedged item		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of the Hedged Liability
Balance Sheet Location	September 30, 2022	December 31, 2021	2022	2021
Loans Payable and other financial liabilities (current)	$57	$—	$(1)	$—

The effects of derivative contracts not designated as hedging instruments on the unaudited interim condensed consolidated statements of income for the nine and three-month periods ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
	(In millions)		(In millions)
Foreign exchange contracts not designated as hedging instruments recognized in foreign exchange losses, net	$—	$(4)	$—	$7
Currency Swap contracts not designated as hedging instruments recognized in foreign exchange losses, net	(23)	3	(1)	3
Interest rate contracts not designated as hedging instruments recognized in interest expense and other financial losses	(5)	—	(5)	—

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

As of September 30, 2022, the Company had acquired 253,120 shares under the aforementioned share repurchase programs.

From time to time, the Company acquires shares of its own common stock in the Argentine market and pays for them in Argentine pesos at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism, because of restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate in Argentina. As a result, the Company recognized foreign currency losses of $108 million and $38 million for the nine-month periods ended September 30, 2022 and 2021 respectively, while foreign currency losses for the three-month periods ended September 30, 2022 and 2021 amounted to $45 million and $7 million, respectively.

16. Fintech Regulations

Regulation issued by Central Bank of Argentina (“CBA”)

In January 2020, the CBA enacted regulations related to payment service providers that applies to fintech companies that are not financial institutions, but nevertheless provide payment services in at least one of the processes of the payments system and offer a payment account to its customers. On July 7, 2020, the CBA approved the registration of the Argentine subsidiary in the registry for payment service providers who offer payment accounts (“PSPOCP” according to its Spanish acronym). These regulations set forth certain rules that require PSPOCP to, among other things, (i) deposit and maintain users’ funds in specific local bank accounts, payable on demand; (ii) implement a monthly reporting regime with the CBA; (iii) segregate information related to users’ investments funds; (iv) segregate the Company’s funds from users’ funds; and (v) to comply with transparency provisions regarding PSPOCP’s advertising material and documents. As of September 30, 2022, in accordance with the regulation, the Company held customer’s funds for the amount of $384 million representing the total amount of funds in payment accounts of customers, payable to them on demand.

On December 30, 2021, the board of the CBA issued a regulation by which financial institutions must set up a reserve of 100% of the customer funds deposited by payment service providers that offer payment accounts. According to this new regulation, from January 1, 2022, 100% of the customer funds that have not been invested by users in Mercado Fondo, have to remain deposited at the CBA and available for users. On January 13, 2022, the Company challenged such regulation, and sought an injunction to suspend the effects pending resolution of the challenge. On March 22, 2022, the CBA rejected the Company’s challenge. On April 22, 2022, the Company sought a new preliminary injunction with the courts, in order to suspend the effects of the regulation until a final decision on the merits is granted on the case to be initiated within 90 days following that request, which was rejected by the court. The Company appealed such decision and also filed a motion to vacate the regulation issued by CBA.

On September 22, 2022, the CBA modified the aforementioned resolution and established that a percentage of the customer funds deposited in financial institutions by payment service providers that offer payment accounts may be invested in Argentinian treasury bonds and do not necessarily have to remain deposited at the CBA. Under the amended regulation, financial institutions in which the Company deposits customer funds may invest up to 45% of funds that have not already been invested by users in Mercado Fondo in Argentinian, peso-denominated treasury bonds due May 23, 2027. As a result of the amended regulation, the Company withdrew on September 5, 2022 the cases it had originally filed challenging the December 30, 2021 regulation.

Regulation issued by Central Bank of Brazil

On November 1, 2018, the Company obtained approval from the Central Bank of Brazil to operate as an authorized payment institution. With this authorization, Mercado Pago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all obligations established by current regulations. Among other obligations, the regulations require authorized payment institutions to hold any electronic balance in a payment institution account in either a specific account of the Central Bank of Brazil that does not pay interest or Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia.” 100% of electronic funds were required to be deposited as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, in accordance with the regulation, the Company held $1,013 million deposited in Brazilian federal government bonds as a mandatory guarantee (the “Central Bank of Brazil mandatory guarantee”).

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

Chilean subsidiaries regulated by Financial Market Commission

On November 5, 2021, by means of exempt resolution No. 6312, the Financial Market Commission (Comisión para el Mercado Financiero – “CMF”) authorized Mercado Pago Emisora S.A. to carry out the exclusive business of non-bank issuer of payment cards with provision of funds. Mercado Pago Emisora S.A. became an institution regulated by the CMF, being obligated, among other things, to: (i) deliver information on its financial and operational management on a regular basis; (ii) maintain certain minimum capital required; (iii) to set up a determined liquidity reserve; and (iv) to deposit and maintain users’ funds in specific banks’ accounts.

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

As of September 30, 2022, in accordance with the regulations, the Chilean subsidiaries held $44 million as restricted cash and cash equivalents related to liquidity reserves.

Mexican subsidiary regulated by National Banking and Securities Commission

On April 29, 2022, MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico, a Mexican subsidiary obtained the final approval by the National Banking and Securities Commission (Comisión Nacional Bancaria y de Valores, or the "CNBV") to operate as an Electronic Payment Institution (Institución de Fondos de Pago Electrónico or “IFPE”, as referred to by the Financial Technology Institutions Act) which enables that entity to issue, manage, redeem and make electronic transfers of money on behalf of its clients, through computer applications, interfaces, web sites or any other means of electronic or digital communication.

MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico thus became a regulated financial entity, effective on July 1, 2022, and is subject to the supervision and jurisdiction of the relevant Mexican financial regulators, including but not limited to the CNBV and the Central Bank. Amongst the regulatory obligations to which Electronic Payment Institutions are subject, the following are noteworthy: a) maintain minimum capital requirements, b) maintain sufficient reserves in high-quality liquid assets (e.g. cash, treasury bills, etc.), so as to be able to redeem, on par, the funds held on behalf of the clients, c) maintenance of compliance, anti-money laundering and countering of terrorism financing, d) development and maintenance of sound cybersecurity and information security policies, including but not limited to the performance of recurrent vulnerability tests and the deployment of strict infrastructure controls.

As of September 30, 2022, in accordance with the regulations, the Mexican subsidiary held $173 million as restricted cash and cash equivalents related to liquidity reserves.

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

•a discussion of our principal trends and results of operations for the nine and three-month periods ended September 30, 2022 and 2021;

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

To complement the Mercado Libre Marketplace and enhance the user experience for our buyers and sellers, we developed Mercado Pago, an integrated digital payments solution. Mercado Pago was initially designed to facilitate transactions on Mercado Libre’s Marketplaces by providing a mechanism that allowed our users to securely, easily and promptly send and receive payments. Now Mercado Pago is a full ecosystem of Financial Technology solutions both in the digital and physical world. Our digital payments solution enables any MercadoLibre registered user to securely and easily send and receive digital payments and to pay for purchases made on any of MercadoLibre’s Marketplaces. Currently, Mercado Pago processes and settles all transactions on our Marketplaces in Brazil, Argentina, Mexico, Chile, Colombia, Uruguay, Peru and in Ecuador. In addition, Mercado Pago grants through our Mercado Credito solution, loans to sellers and buyers in Argentina, Brazil, Mexico, and Chile.

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

The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full experience. Sellers that opt into our logistics solutions are not only able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices, but are also eligible to access shipping subsidies to offer free or discounted shipping for many of their sales on our Marketplaces. In 2020, we launched Meli Air with a fleet of dedicated aircrafts covering routes across Brazil and Mexico, with the aim of improving our delivery times. We have also developed a network of independent neighborhood stores and commercial points (known as “MELI Places”) to receive and store packages that are in transit using our integrated technology. MELI Places network allows buyers and sellers to pick-up, drop-off, or return packages with a better experience, reducing the travel distance for all parties. As of September 30, 2022, we offer our shipping solution directed towards deliveries in Argentina, Brazil, Mexico, Colombia, Chile, Uruguay, Peru and Ecuador and we also offer free shipping to buyers in Brazil, Argentina, Mexico, Chile, Colombia, Uruguay and Peru.

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

The following table sets forth the percentage of our consolidated net revenues by segment for the nine and three-month periods ended September 30, 2022 and 2021:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
(% of total consolidated net revenues)	2022	2021	2022	2021
Brazil	54.9%	56.3%	53.2%	57.2%
Argentina	23.7	21.4	25.1	21.2
Mexico	16.7	15.8	17.3	15.7
Other Countries	4.7	6.5	4.4	5.9

The following table summarizes the changes in our net revenues by segment for the nine and three-month periods ended September 30, 2022 and 2021:

	Nine Months Ended		Change from 2021		Three Months Ended		Change from 2021
	September 30,		to 2022		September 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$4,134	$2,783	$1,351	48.5%	$1,431	$1,063	$368	34.6%
Argentina	1,787	1,056	731	69.2	675	393	282	71.8
Mexico	1,257	780	477	61.2	465	291	174	59.8
Other Countries	357	320	37	11.6	119	111	8	7.2
Total Net Revenues	$7,535	$4,939	$2,596	52.6%	$2,690	$1,858	$832	44.8%

Description of Line Items

Net revenues

We disaggregate revenues into four geographical reporting segments. Within each of our segments, the services we provide and products we sell generally fall into two distinct revenue streams: “Commerce” and “Fintech.”

The following table summarizes our consolidated net revenues by revenue stream for the nine and three-month periods ended September 30, 2022 and 2021:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
Consolidated net revenues by revenue stream	2022	2021	2022	2021
	(in millions)		(in millions)
Commerce	$4,147	$3,278	$1,465	$1,225
Fintech	3,388	1,661	1,225	633
Total	$7,535	$4,939	$2,690	$1,858

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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the nine-month periods ended September 30, 2022 and 2021, no single customer accounted for more than 5.0% of our net revenues.

Our Mercado Libre Marketplace is available in 18 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay, Venezuela (deconsolidated since December 1, 2017), Bolivia, Honduras, Nicaragua, El Salvador, Guatemala and Paraguay), and Mercado Pago is available in 7 countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico and Uruguay). Additionally, Mercado Envios is available in 8 countries (Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador). The functional currency for each country’s operations is the country’s local currency, except for Argentina, where the functional currency is the U.S. dollar due to Argentina’s status as a highly inflationary economy. Our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. Please refer to “Summary of significant accounting policies” in Note 2 of our unaudited interim condensed consolidated financial statements for further detail on foreign currency translation.

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues, which are classified as a cost of net revenues. These taxes represented 7.5% of net revenues for the nine-month period September 30, 2022, as compared to 8.7% for the same period in 2021. For the three-month periods ended September 30, 2022 and 2021, these taxes represented 7.5% and 9.2% of net revenues, respectively.

Cost of net revenues

Cost of net revenues primarily includes cost of sales of goods, shipping operation costs (including warehousing costs), carrier and other operating costs, collection fees, sales taxes, funding costs related to our credits business, fraud prevention fees, certain taxes on bank transactions, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges and depreciation and amortization.

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

Critical Accounting Policies and Estimates

There have been no significant changes in our critical accounting policies, Management estimates or accounting policies since the year ended December 31, 2021 and disclosed in the Form 10-K, see “Critical Accounting Policies and Estimates,” except for the adoption of ASU 2020-06 and SAB 121 as of January 1, 2022. See section Recently Adopted Accounting Standards of Note 2 to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report.

Results of operations for the nine and three-month periods ended September 30, 2022 compared to the nine and three-month periods ended September 30, 2021

The selected financial data for the nine and three-month periods ended September 30, 2022 and 2021 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that Management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the nine and three-month periods ended September 30, 2022, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or for any other period.

Statement of income data

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net service revenues	$6,766	$4,366	$2,437	$1,631
Net product revenues	769	573	253	227
Net revenues	7,535	4,939	2,690	1,858

Cost of net revenues	(3,830)	(2,787)	(1,342)	(1,051)
Gross profit	3,705	2,152	1,348	807

Operating expenses:

Product and technology development	(774)	(411)	(278)	(138)
Sales and marketing	(916)	(736)	(333)	(281)
Provision for doubtful accounts	(845)	(271)	(288)	(105)
General and administrative	(485)	(317)	(153)	(123)
Total operating expenses	(3,020)	(1,735)	(1,052)	(647)
Income from operations	685	417	296	160

Other income (expenses):
Interest income and other financial gains	142	84	65	35
Interest expense and other financial losses (*)	(221)	(175)	(92)	(44)
Foreign currency losses, net	(134)	(52)	(71)	(25)
Net income before income tax expense	472	274	198	126

Income tax expense	(154)	(145)	(69)	(31)
Equity in earnings of unconsolidated entity	(1)	—	—	—
Net income	$317	$129	$129	$95

(*) Includes $49 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 11 to our unaudited interim condensed consolidated financial statements for further detail on 2028 Notes repurchase.

Principal trends in results of operations

Net revenues

Our net revenues maintained its growth trajectory during 2022, specifically related to the growth of our fintech solution services (credits business and off-platform transactions through Mercado Pago, mainly) and the increase in our gross merchandise volume. The quarter’s financial results reflect our ongoing commitment to delivering sustainable and profitable growth. We have also made tactical adjustments to our operations that align with the current macroeconomic outlook, while preserving our long-term strategy. Hence, we reiterated a more moderate approach to the investment intensity for growing volumes for groceries and the first party retail assortment. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Net Revenues” section for further detail on net revenues trends for the nine and three-month periods ended September 30, 2022 and 2021.

The continued execution of our long-term strategies in Commerce and Fintech has enabled us to deliver rapid growth in gross merchandise volume, total payment volume and net revenues, alongside record quarterly operating results and strong cash generation.

As a consequence of the COVID-19 pandemic, governments in Latin America imposed total or partial lockdowns and curfews in March 2020, some of which were subsequently extended, modified or rescinded based on the evolution of the COVID-19 pandemic. On balance, the effect of such measures on consumer behavior has resulted in revenue growth for our business. However, it is uncertain how consumer behavior will evolve in the future, and how and whether that will impact our revenues.

We continue to monitor the progress of the COVID-19 pandemic, the related macroeconomic instability in the countries where we operate and global macroeconomic events. However, we may not be able to predict the negative impacts that the COVID-19 pandemic and the current macroeconomic conditions may have on our business in the future.

Gross profit margins

Our gross profit margin is defined as total net revenues minus total cost of net revenues, as a percentage of net revenues.

Our gross profit trends are directly affected by our revenue, as stated above, and our cost of net revenues. In this sense, our main cost of net revenue is composed of cost of sales of goods, collection fees, sales taxes, shipping operation costs (including warehousing costs), carrier and other operating costs, funding costs related to our credits business, hosting and site operation fees, compensation for customer support personnel and ISP connectivity charges. This cost structure is directly affected by the level of operations of our services, and our strategic plan on gross profit is built on factors such as an ample liquidity to fund expenses and investments and a cost-effective capital structure.

In the future, our gross profit margin could decline if we continue growing our sales of goods business, which has a lower pure product margin, building up our logistics network and if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues trend.

For the nine-month periods ended September 30, 2022 and 2021, our gross profit margins were 49.2% and 43.6%, respectively. The increase in our gross profit margin resulted primarily from the decrease in our shipping operating and carrier cost, collection fees, cost of sales of goods and sales taxes, as a percentage of net revenues.

For the three-month periods ended September 30, 2022 and 2021, our gross profit margins were 50.1% and 43.4%, respectively. The increase in our gross profit margin resulted primarily from the decrease in our shipping operating and carrier cost, cost of sales of goods and collection fees and sales taxes, as a percentage of net revenues.

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

For the nine-month period ended September 30, 2022, as compared to the same period in 2021, our operating margin increased from a margin of 8.5% to a margin of 9.1%. For the three-month period ended September 30, 2022, as compared to the same period in 2021, our operating margin increased from a margin of 8.6% to a margin of 11.0%. This increase was mainly explained by our improvement in cost of revenues margins, partially offset by an increase in provision for doubtful accounts, as a percentage of net revenues.

Other Data

The following table includes seven key performance indicators, which are calculated as defined in the footnotes to the table. Each of these indicators provide a different measure of the level of activity on our platform, and we use them to monitor the performance of the business.

	Nine Months Ended September 30, (*)		Three Months Ended September 30, (*)
(in millions)	2022	2021	2022	2021

Unique active users (1) (**)	127	120	88	79
Gross merchandise volume (2)	$24,834	$20,394	$8,618	$7,314
Number of successful items sold (3)	826	727	284	260
Number of successful items shipped (4)	794	686	276	248
Total payment volume (5)	$87,683	$53,127	$32,170	$20,880
Total volume of payments on marketplace (6)	$24,427	$19,673	$8,624	$7,058
Total payment transactions (7)	3,792	2,226	1,439	866
Capital expenditures	$343	$434	$106	$171
Depreciation and amortization	$281	$137	$97	$52

(*)	Figures have been calculated using rounded amounts. Growth calculations based on this table may not total due to rounding.
(**)

Figure previously reported for unique active users for the nine-month period ended September 30, 2021 was revised downward from 224.5 million to 120 million to correct a calculation error. This adjustment had no effect on income from operations, net income or earnings per share.

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

(6)Measure of the total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago, excluding shipping and financing fees.

(7)Measure of the number of all transactions paid for using Mercado Pago.

Net revenues

	Nine Months Ended		Change from 2021		Three Months Ended		Change from 2021
	September 30,		to 2022		September 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$7,535	$4,939	$2,596	52.6%	$2,690	$1,858	$832	44.8%

Our net revenues grew 52.6% and 44.8% for the nine and three-month periods ended September 30, 2022, as compared to the same periods in 2021. The increase in net revenues was primarily attributable to:

a)an increase of $869 million and $240 million, or 26.5% and 19.6%, in Commerce revenues, for the nine and three-month periods ended September 30, 2022, as compared to the same periods in 2021. This increase is mainly generated by an increase of $685 million and $215 million in our commerce services revenues and an increase of $184 million and $25 million in our revenues from commerce products sales, for the nine and three-month periods ended September 30, 2022, respectively, as compared to the same periods in 2021. Shipping carrier costs which are netted from revenues increased $218 million and $65 million, from $1,062 million and $378 million for the nine and three-month periods ended September 30, 2021 to $1,280 million and $443 million for the nine and three-month periods ended September 30, 2022, respectively; and

b)an increase of 104.0% and 93.5%, in fintech revenues, from $1,661 million and $633 million for the nine and three-month periods ended September 30, 2021, respectively, to $3,388 million and $1,225 million for the nine and three-month periods ended September 30, 2022, respectively. This increase is mainly generated by an increase of $962 million and $326 million in our credits revenues and an increase of $753 million and $265 million in our revenues from fintech services, for the nine and three-month periods ended September 30, 2022, respectively, as compared to the same periods in 2021.

	Nine Months Ended		Change from 2021		Three Months Ended		Change from 2021
	September 30,		to 2022		September 30,		to 2022
Consolidated Net Revenues by revenue stream	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Commerce	$2,221	$1,793	$428	23.9%	$780	$678	$102	15.0%
Fintech	1,913	990	923	93.2%	651	385	266	69.1%
	$4,134	2,783	$1,351	48.5%	$1,431	$1,063	$368	34.6%
Argentina
Commerce	$800	$612	$188	30.7%	$290	$235	$55	23.4%
Fintech	987	444	543	122.3%	385	158	227	143.7%
	$1,787	1,056	$731	69.2%	$675	$393	$282	71.8%
Mexico
Commerce	$863	$612	$251	41.0%	$311	$220	$91	41.4%
Fintech	394	168	226	134.5%	154	71	83	116.9%
	$1,257	780	$477	61.2%	$465	$291	$174	59.8%
Other countries
Commerce	$263	$261	$2	0.8%	$84	$92	$(8)	-8.7%
Fintech	94	59	35	59.3%	35	19	16	84.2%
	$357	320	$37	11.6%	$119	$111	$8	7.2%
Consolidated
Commerce	$4,147	$3,278	$869	26.5%	$1,465	$1,225	$240	19.6%
Fintech	3,388	1,661	1,727	104.0%	1,225	633	592	93.5%
Total	$7,535	$4,939	$2,596	52.6%	$2,690	$1,858	$832	44.8%

See note 7 “Segment Reporting” of our interim condensed consolidated financial statements for further information regarding our net revenues disaggregated by similar products and services for the nine and three-month periods ended September 30, 2022 and 2021.

Brazil

Commerce revenues in Brazil increased 23.9% in the nine-month period ended September 30, 2022 as compared to the same period in 2021. This increase was primarily generated by an increase of $324 million in our commerce services revenues and an increase of $104 million in our revenues from commerce products sales. Fintech revenues grew by 93.2%, a $923 million increase, during the nine-month period ended September 30, 2022 as compared to the same period in 2021, mainly driven by an increase of $531 million in our credits revenues and an increase of $387 million in our revenues from fintech services.

Commerce revenues in Brazil increased 15.0% in the three-month period ended September 30, 2022 as compared to the same period in 2021. This increase was primarily generated by an increase of $94 million in our commerce services revenues and an increase of $8 million in our revenues from commerce products sales. Fintech revenues grew by 69.1%, a $266 million increase, during the three-month period ended September 30, 2022 as compared to the same period in 2021, mainly driven by an increase of $164 million in our credits revenues and an increase of $101 million in our revenues from fintech services.

Argentina

Commerce revenues in Argentina increased 30.7% in the nine-month period ended September 30, 2022 as compared to the same period in 2021. This increase was primarily generated by an increase of $162 million in our commerce services revenues and an increase of $26 million in our revenues from commerce products sales. Fintech revenues grew by 122.3%, a $543 million increase, during the nine-month period ended September 30, 2022 as compared to the same period in 2021, mainly driven by an increase of $241 million in our credits revenues and an increase of $304 million in our revenues from fintech services.

Commerce revenues in Argentina increased 23.4% in the three-month period ended September 30, 2022 as compared to the same period in 2021. This increase was primarily generated by an increase of $47 million in our commerce services revenues and an increase of $8 million in our revenues from commerce products sales. Fintech revenues grew 143.7%, a $227 million increase, during the three-month period ended September 30, 2022 as compared to the same period in 2021, mainly driven by an increase of $92 million in our credits revenues and an increase of $136 million in our revenues from fintech services.

Mexico

Commerce revenues in Mexico increased 41.0% in the nine-month period ended September 30, 2022 as compared to the same period in 2021. This increase was primarily generated by an increase of $186 million in our commerce services revenues and an increase of $65 million in our revenues from commerce products sales. Fintech revenues grew 134.5%, a $226 million increase, during the nine-month period ended September 30, 2022 as compared to the same period in 2021, mainly driven by an increase of $188 million in our credits revenues and an increase of $35 million in our revenues from fintech services.

Commerce revenues in Mexico increased 41.4% in the three-month period ended September 30, 2022 as compared to the same period in 2021. This increase was primarily generated by an increase of $73 million in our commerce services revenues and an increase of $18 million in our revenues from commerce products sales. Fintech revenues grew 116.9%, a $83 million increase, during the three-month period ended September 30, 2022 as compared to the same period in 2021, mainly driven by an increase of $69 million in our credits revenues and an increase of $15 million in our revenues from fintech services.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,		December 31,
	(in millions, except percentages)

2022
Net revenues	$2,248	$2,597	$2,690	$	n/a
Percent change from prior quarter	5%	16%	4%
2021
Net revenues	$1,378	$1,703	$1,858		$2,131
Percent change from prior quarter	4%	24%	9%		15%

The following table sets forth the growth in net revenues in local currencies, for the nine and three-month periods ended September 30, 2022 as compared to the same periods in 2021:

	Changes from 2021 to 2022
(% of revenue growth in Local Currency) (*)	Nine-month period	Three-month period
Brazil	43.0%	34.8%
Argentina (**)	118.8%	139.7%
Mexico	62.5%	61.5%
Other Countries	25.3%	25.5%
Total Consolidated	61.1%	60.6%

(*) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2021 and applying them to the corresponding months in 2022, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.

(**) Average annual inflation rate in our Argentine segment for the nine and three-month period ended September 30,2022 were 64% and 78%, respectively. This effect was partially offset by an average annual devaluation of the Argentine peso of 30% and 42% for the nine and three-month period ended September 30, 2022, respectively.

Cost of net revenues

	Nine Months Ended		Change from 2021		Three Months Ended		Change from 2021
	September 30,		to 2022		September 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$3,830	$2,787	$1,043	37.4%	$1,342	$1,051	$291	27.7%
As a percentage of net revenues	50.8%	56.4%			49.9%	56.6%

For the nine-month period ended September 30, 2022 as compared to the same period in 2021, the increase of $1,043 million in cost of net revenues was primarily attributable to: i) a $304 million increase in shipping operating costs; ii) a $202 million increase in cost of sales of goods mainly in Brazil, Argentina and Mexico; iii) a $198 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iv) a $142 million increase in other fintech costs mainly related to higher funding costs related to our credits business; v) a $139 million increase in sales taxes; and vi) a $56 million increase mainly related to hosting and site operation fees. This increase was partially offset by a decrease of $50 million in our shipping carrier costs as changes on a carrier agreement in 2022 implied that principal accounting under revenue recognition guidance applied in 2021 is no longer appropriate in 2022.

For the three-month period ended September 30, 2022 as compared to the same period in 2021, the increase of $291 million in cost of net revenues was primarily attributable to: i) an $81 million increase in shipping operating costs; ii) a $63 million increase in other fintech costs mainly related to higher funding costs related to our credits business; iii) a $59 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iv) a $32 million increase in cost of sales of goods mainly in Brazil, Argentina and Mexico;

v) a $32 million increase in sales taxes; and vi) a $22 million increase mainly related to hosting and site operation fees. This increase was partially offset by a decrease of $13 million in our shipping carrier costs as changes on a carrier agreement in 2022 implied that principal accounting under revenue recognition guidance applied in 2021 is no longer appropriate in 2022.

Product and technology development expenses

	Nine Months Ended		Change from 2021		Three Months Ended		Change from 2021
	September 30,		to 2022		September 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$774	$411	$363	88.3%	$278	$138	$140	101.4%
As a percentage of net revenues	10.3%	8.3%			10.3%	7.4%

For the nine-month period ended September 30, 2022, the increase in product and technology development expenses as compared to the same period in 2021 amounted to $363 million. This increase was primarily attributable to: i) a $233 million increase in salaries and wages mainly related to new hires, partially offset by social security benefits granted pursuant to the knowledge-based economy promotional regime in Argentina; ii) a $79 million increase in depreciation and amortization expenses mainly related to capitalized information and technology assets; and iii) a $46 million increase in other product and technology development expenses mainly related to certain tax withholdings.

For the three-month period ended September 30, 2022, the increase in product and technology development expenses as compared to the same period in 2021 amounted to $140 million. This increase was primarily attributable to: i) a $86 million increase in salaries and wages mainly related to new hires, together with the decrease in the social security benefits granted pursuant to the knowledge-based economy promotional regime in Argentina (as the three-month period ended September 30, 2021 included $15 million corresponded to the period ended December 31, 2020 due to the retrospective application of the benefit); ii) a $29 million increase in depreciation and amortization expenses mainly related to capitalized information and technology assets; and iii) a $27 million increase in other product and technology development expenses mainly related to certain tax withholdings.

We believe product development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.

Sales and marketing expenses

	Nine Months Ended		Change from 2021		Three Months Ended		Change from 2021
	September 30,		to 2022		September 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$916	$736	$180	24.5%	$333	$281	$52	18.5%
As a percentage of net revenues	12.2%	14.9%			12.4%	15.1%

For the nine-month period ended September 30, 2022, the $180 million increase in sales and marketing expenses as compared to the same period in 2021 was primarily attributable to: i) a $59 million increase in online and offline marketing expenses mainly in Brazil, Mexico and Argentina; ii) a $44 million increase in salaries and wages; iii) a $43 million increase in our buyer protection program expenses; and iv) a $20 million increase in sales expenses.

For the three-month period ended September 30, 2022, the $52 million increase in sales and marketing expenses as compared to the same period in 2021 was primarily attributable to: i) a $16 million increase in online and offline marketing expenses mainly in Brazil, Mexico and Argentina; ii) a $13 million increase in our buyer protection program expenses; iii) a $12 million increase in salaries and wages; and iv) a $6 million increase in chargebacks.

Provision for doubtful accounts

	Nine Months Ended		Change from 2021		Three Months Ended		Change from 2021
	September 30,		to 2022		September 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Provision for doubtful accounts	$845	$271	$574	211.8%	$288	$105	$183	174.3%
As a percentage of net revenues	11.2%	5.5%			10.7%	5.7%

For the nine and three-month periods ended September 30, 2022, as compared to the same periods in 2021, the provision for doubtful accounts increased $574 million and $183 million, respectively, mainly related to new originations of loans, particularly, consumers and credit cards segments, along with the increase of the non-performing ratio of the total portfolio relating to the over-90-day bucket. The combination of writing off delinquent loans at 360 days for a portfolio that has an average duration of three months and the sequential slowdown in originations means that delinquent loans from prior periods have greater weight in our portfolio as of September 30, 2022. In the third quarter we took an active decision to slow originations as we detected the risks associated with a weaker lending environment, particularly in Brazil.

General and administrative expenses

	Nine Months Ended		Change from 2021		Three Months Ended		Change from 2021
	September 30,		to 2022		September 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$485	$317	$168	53.0%	$153	$123	$30	24.4%
As a percentage of net revenues	6.4%	6.4%			5.7%	6.6%

For the nine-month period ended September 30, 2022, the $168 million increase in general and administrative expenses as compared to the same period in 2021 was primarily attributable to: i) a $54 million increase in salaries and wages, mainly related to our Argentine segment where the average annual inflation rate during 2022 was higher than the local currency devaluation; ii) a $54 million increase in other general and administrative expenses and certain tax withholdings; iii) a $20 million increase in tax, legal and other fees; and iv) a $17 million increase in temporary services primarily related to administrative workers.

For the three-month period ended September 30, 2022, the $30 million increase in general and administrative expenses as compared to the same period in 2021 was primarily attributable to: i) a $17 million increase in other general and administrative expenses and certain tax withholdings; ii) a $3 million increase in temporary services primarily related to administrative workers; iii) a $3 million increase in depreciation and amortization expenses; and iv) a $3 million increase in office expenses.

Other income (expense), net

	Nine Months Ended		Change from 2021		Three Months Ended		Change from 2021
	September 30,		to 2022		September 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$(213)	$(143)	$(70)	49.0%	$(98)	$(34)	$(64)	188.2%
As a percentage of net revenues	-2.8%	-2.9%			-3.6%	-1.8%

For the nine-month period ended September 30, 2022, the $70 million increase in other income (expense), net as compared to the same period in 2021 was primarily attributable to: i) foreign exchange losses that were $82 million higher than foreign exchange losses for the same period in 2021, mainly due to the acquisition of our own common stock in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate (refer to Note 15 of our unaudited interim condensed consolidated financial statements for further detail) and foreign exchange losses from our Argentine and Brazilian subsidiaries; and ii) a $46 million increase in interest expense and other financial losses mainly related to higher levels of indebtedness in 2022 (mainly in Brazil). This increase in other expense was partially offset by a $58 million increase in interest income and other financial gains from our financial investments as a result of higher interest income due to higher float and rates in Brazil.

For the three-month period ended September 30, 2022, the $64 million increase in other income (expense), net as compared to the same period in 2021 was primarily attributable to: i) foreign exchange losses that were $46 million higher than foreign exchange losses for the same period in 2021, mainly due to the acquisition of our own common stock in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate (refer to Note 15 of our unaudited interim condensed consolidated financial statements for further detail) and foreign exchange losses from our Argentine and Brazilian subsidiaries; and ii) a $48 million increase in interest expense and other financial losses mainly attributable to higher levels of indebtedness in 2022 (mainly in Brazil). This increase in other expense was partially offset by a $30 million increase in interest income and other financial gains from our financial investments as a result of higher interest income due to higher float and rates in Brazil.

Income tax

	Nine Months Ended		Change from 2021		Three Months Ended		Change from 2021
	September 30,		to 2022		September 30,		to 2022
	2022	2021	in Dollars	in %	2022	2021	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax expense	$(154)	$(145)	$(9)	6.2%	$(69)	$(31)	$(38)	122.6%
As a percentage of net revenues	-2.0%	-2.9%			-2.6%	-1.7%

During the nine and three-month periods ended September 30, 2022 as compared to the same periods in 2021, income tax expense increased by $9 million and $38 million, respectively, mainly as a result of higher income tax expense in Argentina as a consequence of higher pre-tax gains in our Argentine segment in 2022. This tax expense was partially offset by lower income tax expense in Brazil as a consequence of higher non-taxable pre-tax gains in this segment in 2022 and higher deferred tax assets.

Our effective tax rate is defined as income tax expense as a percentage of income before income tax expense.

The following table summarizes our effective tax rates for the nine and three-month periods ended September 30, 2022 and 2021:

	Nine Months Ended		Three Months Ended
	September 30, (*)		September 30, (*)
	2022	2021	2022	2021

Effective tax rate	32.6%	52.9%	34.7%	24.5%

(*) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

Our effective tax rate for the nine-month period ended September 30, 2022 decreased as compared to the same period in 2021, largely as a result of the one-time loss on debt extinguishment related to 2028 Notes repurchase recognized during the first quarter of 2021 which was considered as non-deductible expense and lower pre-tax losses in our Mexican segment that were not accounted for as deferred tax assets as a consequence of the valuation allowance.

Our effective tax rate for the three-month period ended September 30, 2022 increased as compared to the same period in 2021, largely as a consequence of the income tax benefit that our Argentine subsidiary, MercadoLibre S.R.L., obtained upon the approval of its eligibility under the knowledge-based economy promotional regime in 2021 applied retroactively from January 2020 which reduced our income tax effective rate in 2021. This increase was partially offset by higher non-taxable pre-tax gains in this segment in 2022 and higher deferred tax assets in our Brazilian segment.

The following table summarizes our effective tax rates for the nine and three-month periods ended September 30, 2022 and 2021:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Effective tax rate by country
Argentina	29.7%	19.4%	35.0%	3.1%
Brazil	-20.2%	21.9%	-95.0%	17.2%
Mexico	43.4%	-6.5%	11.9%	-0.9%

The increase in our Argentine effective income tax rate during the nine and three-month periods ended September 30, 2022, as compared to the same periods in 2021, was mainly a consequence of the income tax benefit that our Argentine subsidiary, MercadoLibre S.R.L., obtained upon the approval of its eligibility under the knowledge-based economy promotional regime applied retroactively from January 2020, which reduced our income tax effective rate in 2021.

The decrease in our Brazilian effective income tax rate for the nine and three-month periods ended September 30, 2022, as compared to the same periods in 2021, was mainly related to the effect of higher non-taxable pre-tax gains and higher deferred tax assets from certain entities of our Brazilian segment.

The increase in our Mexican effective income tax rate for the nine and three-month periods ended September 30, 2022 as compared to the same periods in 2021, was mainly driven by lower pre-tax losses that were not accounted for as deferred tax assets as a consequence of the valuation allowance along with the effect of higher income tax expense from certain entities of our Mexican segment in 2022.

Segment information

(In millions, except for percentages)	Nine Months Ended September 30, 2022

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$4,134	$1,787	$1,257	$357	$7,535
Direct costs	(3,472)	(1,068)	(1,075)	(348)	(5,963)
Direct contribution	$662	$719	$182	$9	$1,572
Margin	16.0%	40.2%	14.5%	2.5%	20.9%

	Nine Months Ended September 30, 2021

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$2,783	$1,056	$780	$320	$4,939
Direct costs	(2,170)	(674)	(767)	(247)	(3,858)
Direct contribution	$613	$382	$13	$73	$1,081
Margin	22.0%	36.2%	1.7%	22.6%	21.9%

	Change from the Nine Months Ended September 30, 2021 to September 30, 2022

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$1,351	$731	$477	$37	$2,596
in %	48.5%	69.2%	61.2%	11.6%	52.6%
Direct costs
in Dollars	$(1,302)	$(394)	$(308)	$(101)	$(2,105)
in %	60.0%	58.5%	40.2%	40.9%	54.6%
Direct contribution
in Dollars	$49	$337	$169	$(64)	$491
in %	8.0%	88.2%	1300.0%	-87.7%	45.4%

(In millions, except for percentages)	Three Months Ended September 30, 2022

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$1,431	$675	$465	$119	$2,690
Direct costs	(1,209)	(376)	(384)	(121)	(2,090)
Direct contribution	$222	$299	$81	$(2)	$600
Margin	15.5%	44.3%	17.4%	-1.7%	22.3%

	Three Months Ended September 30, 2021

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$1,063	$393	$291	$111	$1,858
Direct costs	(831)	(253)	(285)	(91)	(1,460)
Direct contribution	$232	$140	$6	$20	$398
Margin	21.7%	35.6%	2.3%	16.6%	21.3%

	Change from the Three Months Ended September 30, 2021 to September 30, 2022

	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$368	$282	$174	$8	$832
in %	34.6%	71.8%	59.8%	7.2%	44.8%
Direct costs
in Dollars	$(378)	$(123)	$(99)	$(30)	$(630)
in %	45.5%	48.6%	34.7%	33.0%	43.2%
Direct contribution
in Dollars	$(10)	$159	$75	$(22)	$202
in %	-4.3%	113.6%	1250.0%	-110.0%	50.8%

Net revenues

Net revenues for the nine and three-month periods ended September 30, 2022 as compared to the same periods in 2021 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net revenues.”

Direct costs

Brazil

For the nine-month period ended September 30, 2022, as compared to the same period in 2021, direct costs increased by 60.0%, mainly driven by: i) a 224.9% increase in provision for doubtful accounts mainly related to our consumer and credit cards credits business growth along with the increase of the non-performing ratio of the total portfolio; ii) a 33.5% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, salaries and wages, chargebacks and other sales expenses; iii) a 43.8% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, hosting expenses, cost of sale of goods as a consequence of an increase in first-party sales and other payments costs mainly to higher funding cost related to our credits business; iv) a 91.8% increase in product and development expenses, mostly attributable to an increase in depreciation and amortization expenses; and v) a 52.0% increase in general and administrative expenses, mostly attributable to an increase in other general and administrative expenses mainly related to certain tax withholdings, salaries mainly related to new hires, depreciation and amortization expenses, temporary services primarily related to administrative workers and taxes, legal and other fees.

For the three-month period ended September 30, 2022, as compared to the same period in 2021, direct costs increased by 45.5%, mainly driven by: i) a 198.6% increase in provision for doubtful accounts mainly related to our consumer and credit cards credits business growth along with the increase of the non-performing ratio of the total portfolio; ii) a 21.5% increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, other sales expenses and chargebacks; iii) a 29.2% increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, hosting expenses, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, other payments costs mainly consisting of higher funding cost related to our credits business and sales taxes; iv) a 900.0% increase in product and development expenses, mostly attributable to an increase in depreciation and amortization expenses and salaries and wages; and v) a 13.6% increase in general and administrative expenses, mostly attributable to an increase in other general and administrative expenses mainly related to certain tax withholdings.

Argentina

For the nine-month period ended September 30, 2022, as compared to the same period in 2021, direct costs increased by 58.5%, mainly driven by: i) a 313.3% increase in provision for doubtful accounts mainly related to our consumer credit business growth along with the increase of the non-performing ratio of the total portfolio; ii) a 14.8% increase in sales and marketing expenses, mainly due to buyer protection program expenses, online and offline marketing expenses and salaries and wages; iii) a 51.6% increase in cost of net revenues, mainly attributable to an increase in collection fees as a consequence of the higher transactions volume of our Mercado Pago business, other payments costs mainly consisting of higher funding cost related to our credits business, sales taxes, hosting expenses, shipping operating costs, and cost of sale of goods as a consequence of an increase in first-party sales; iv) a 127.3% increase in general and administrative expenses, mostly attributable to an increase in other general and administrative expenses principally related to certain tax withholdings, office expenses and salaries and wages, mainly related to new hires; and v) 357.1% increase in product and development expenses mostly attributable to an increase in depreciation and amortization expenses, maintenance expenses mainly related to higher software licenses expenses and salaries and wages.

For the three-month period ended September 30, 2022, as compared to the same period in 2021, direct costs increased by 48.6%, mainly driven by: i) a 112.5% increase in provision for doubtful accounts mainly related to our consumer credits business growth along with the increase of the non-performing ratio of the total portfolio; ii) a 6.1% increase in sales and marketing expenses, mainly due to buyer protection program expenses; iii) a 47.8% increase in cost of net revenues, mainly attributable to an increase in other payments costs mainly due to higher funding cost related to our credits business, sales taxes, hosting expenses, collection fees as a consequence of the higher transactions volume of our Mercado Pago business and shipping operating costs; iv) a 33.3% increase in general and administrative expenses, mostly attributable to an increase in other general and administrative expenses principally related to certain tax withholdings; and v) 100.0% increase in product and development expenses mostly attributable to an increase in depreciation and amortization expenses and salaries and wages.

Mexico

For the nine-month period ended September 30, 2022, as compared to the same period in 2021, direct costs increased by 40.2%, mainly driven by: i) a 148.4% increase in provision for doubtful accounts mainly related to our consumer credits business growth along with the increase of the non-performing ratio of the total portfolio; ii) a 19.3% increase in sales and marketing expenses, mainly due to online and offline marketing expenses, other sales expenses and salaries and wages; iii) a 30.5% increase in cost of net revenues, mainly attributable to increases in shipping operating costs, cost of sale of goods as a consequence of an increase in first-party sales, collection fees due to higher Mercado Pago penetration, hosting expenses and other payments costs mainly due to higher funding cost related to our credits business, partially offset by a decrease in shipping carrier costs, due to a reclassification to net revenues related to changes in the commercial agreement with one of our commercial carriers; iv) a 121.4% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses; and v) a 66.7% increase in general and administrative expenses, mostly attributable to an increase in salaries, mainly related to new hires and other general and administrative expenses mainly related to certain tax withholdings.

For the three-month period ended September 30, 2022, as compared to the same period in 2021, direct costs increased by 34.7%, mainly driven by: i) a 125.0% increase in provision for doubtful accounts mainly related to our consumer credits business growth along with the increase of the non-performing ratio of the total portfolio; ii) a 20.3% increase in sales and marketing expenses, mainly due to online and offline marketing expenses, buyer protection program expenses and salaries and wages; iii) a 25.6% increase in cost of net revenues, mainly attributable to increases in shipping operating costs, cost of sale of goods as a consequence of an increase in first-party sales, collection fees due to higher Mercado Pago penetration, hosting expenses and other payments costs mainly to higher funding cost related to our credits business, partially offset by a decrease in shipping carrier costs, due to a reclassification to net revenues related to changes in the commercial agreement with one of our commercial carriers; iv) a 120.0% increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses. General and administrative expenses remained stable.

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

We committed to purchase cloud services for: i) a total amount of $824 million to be paid within a 5-year period starting on October 1, 2021 and ii) a total amount of $200 million to be paid within a 3-year period starting on September 23, 2022. Please refer to Note 9 of our unaudited interim condensed consolidated financial statements for further detail on purchase commitments.

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

On April 8, 2022, we signed a 10-year agreement with Gol Linhas Aereas S.A. under which we committed to contract a minimum amount of air logistics services for a total annual cost of $43 million. According to the agreement, Gol Linhas Aereas S.A. will provide logistics services in Brazil to Mercado Envios through six dedicated aircrafts, one of which has already started operations as of September 30, 2022.

Additionally, we have several committed leases, mainly, related to our fulfillment and service centers, which are one of the most important investments for our Mercado Envios business. In this sense, as of September 30, 2022, we have committed rental expenditures with our lessors for $782 million and $68 million for operating leases and finance leases, respectively. See Note 13 of our unaudited interim condensed consolidated financial statements for further detail on leases.

We have funded Mercado Pago mainly by selling credit card receivables and credit lines. Additionally, we have financed our Mercado Pago and Mercado Credito businesses through the securitization of credit card receivables and certain loans through SPEs created in Brazil, Mexico and Argentina. Finally, we obtained funding through our financial institution in Brazil through deposit certificates and financial bills. Refer to Note 11 and 12 of our unaudited interim condensed consolidated financial statements for further detail.

In November 2021, we closed an equity public offering for an aggregate of 1,000,000 shares of our Common Stock, par value $0.001 per share, at a public offering price of $1,550 per share. The aggregate proceeds of the equity offering were $1,519.5 million net of issuance costs paid.

Finally, on March 31, 2022, we entered into a $400 million revolving credit arrangement (“the Credit Arrangement”). The interest rates under the Credit Arrangement are based on Adjusted Term SOFR plus an interest margin of 1.25% per annum. Any loans drawn under the Credit Arrangement must be repaid on or prior to March 31, 2025. The Company is also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%. As of September 30, 2022, no amounts have been borrowed under the facility. See Note 11 of our unaudited interim condensed consolidated financial statements for further detail.

Given the uncertain progress of the COVID-19 pandemic and the related macroeconomic instability in the countries where we operate, it is not possible to have certainty around future business development and cash generation. In terms of liquidity and cash management, our relevant sources of funding remain available and credit facilities have been obtained at the geographic segment level.

As of September 30, 2022, our main source of liquidity was $2,385 million of cash and cash equivalents and short-term investments, which excludes a $1,013 million investment, related to the Central Bank of Brazil Mandatory Guarantee, and consists mainly of cash generated from equity public offering closed in November 2021, operations and proceeds from loans. See Note 16 of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.

The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, credit card receivables and other means of payments, accounts receivable, loans receivable, inventory, accounts payable and accrued expenses, funds payable to customers, amounts payable due to credit and debit card transactions and short-term debt.

As of September 30, 2022, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $3,788 million or 78.2% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our cash and cash equivalent, restricted cash and cash equivalent and investments held outside U.S. amounted to 74.6% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and investments are located primarily in Brazil, Mexico and Argentina.

The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
(In millions)	2022	2021
Net cash (used in) provided by:
Operating activities	$1,398	$264
Investing activities	(3,225)	(887)
Financing activities	928	(334)
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(221)	(128)
Net decrease in cash and cash equivalents, restricted cash and cash equivalents	$(1,120)	$(1,085)

Net cash provided by operating activities

	Nine Months Ended		Change from 2021
	September 30,		to 2022
	2022	2021		in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$1,398	$264	$1,134	429.5%

Net cash provided by operating activities in the nine-month period ended September 30, 2022 resulted mainly from our net income of $317 million, adjustments to net income related to non-cash items of $1,416 million, an increase in funds payable to customers by $216 million, a $150 million increase in accounts payable and accrued expenses, which were partially offset by a $768 million increase in credit card receivables and other means of payments.

Net cash used in investing activities

	Nine Months Ended		Change from 2021
	September 30,		to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(3,225)	$(887)	$(2,338)	263.6%

Net cash used in investing activities in the nine-month period ended September 30, 2022 resulted mainly from purchases of investments of $9,266 million, which was offset by proceeds from the sale and maturity of investments of $7,861 million, consistent with our treasury strategy of investing part of our available liquidity. We also used $1,470 million in principal of loans receivable granted to merchants and consumers under our Mercado Credito solution and $342 million in the investment of property and equipment (mainly related to our shipping network and information technology assets in Argentina, Brazil and Mexico).

Net cash provided by (used in) financing activities

	Nine Months Ended		Change from 2021
	September 30,		to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by (used in):
Financing activities	$928	$(334)	$1,262	-377.8%

For the nine-month period ended September 30, 2022, our net cash provided by financing activities was primarily derived from $12,478 million in net proceeds from loans payable and other financial liabilities which was offset by $11,421 million in payments on loans payable and other financial liabilities, $115 million related to repurchases of our common stock, and $14 million for the payments of finance lease obligations.

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

Mercado Pago and Mercado Credito Funding

We obtained funding through our financial institution in Brazil through deposit certificates and financial bills, and continued obtaining, through our subsidiaries, certain lines of credit in Argentina, Mexico, Chile and Uruguay primarily to fund the Mercado Pago business. Additionally, we continue to securitize certain loans and credit card receivables through our Argentine, Mexican and Brazilian SPEs, formed to securitize loans provided by us to our users and credit card receivables. Please refer to Note 11 and 12 to our interim unaudited condensed consolidated financial statements for additional detail.

Revolving Credit Facility

On March 31, 2022, we entered into a $400 million revolving credit agreement (the “Credit Agreement”). The interest rates under the Credit Agreement are based on Adjusted Term SOFR plus an interest margin of 1.25% per annum. Any loans drawn the Credit Agreement must be repaid on or prior to March 31, 2025. The Company is also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%. As of September 30, 2022, no amounts have been borrowed under the facility. See Note 11 of our unaudited interim condensed consolidated financial statements for further detail.

Debt Securities Guaranteed by Subsidiaries

On January 14, 2021, we issued $400 million aggregate principal amount of the 2026 Sustainability Notes and $700 million aggregate principal amount of the 2031 Notes. The payment of principal, premium, if any, interest, and all other amounts in respect of each of the Notes, is fully and unconditionally guaranteed (the “Subsidiary Guarantees”), jointly and severally, on an unsecured basis, by certain of our subsidiaries (the “Subsidiary Guarantors”). The initial Subsidiary Guarantors were MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., Mercado Pago Instituição de Pagamento Ltda. (formerly known as “MercadoPago.com Representações Ltda.”), MercadoLibre Chile Ltda., MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico (formerly known as “MercadoLibre, S. de R.L. de C.V.”), DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. On October 27, 2021, MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico became an excluded subsidiary pursuant to the terms of the Notes and it was released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes. On July 1, 2022, Ibazar.com Atividades de Internet Ltda. was merged into eBazar.com.br Ltda.

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

Summarized balance sheet information for the Obligor Group as of September 30, 2022 and as of December 31, 2021 is provided in the table below:

	September 30,	December 31,
(In millions)	2022	2021

Current assets (1) (2)	$6,781	$6,193
Non-current assets (3)	2,558	1,770
Current Liabilities (4)	6,234	4,938
Non-current Liabilities (5)	2,437	2,012

(1) Includes restricted cash and cash equivalents of $435 million and $761 million and guarantees in short-term investments of $1,013 million and $602 million as of September 30, 2022, and December 31, 2021, respectively.

(2) Includes Current assets from non-guarantor subsidiaries of $739 million and $287 million as of September 30, 2022, and December 31, 2021, respectively.

(3) Includes Non-current assets from non-guarantor subsidiaries of $391 million and $204 million as of September 30, 2022, and December 31, 2021, respectively.

(4) Includes Current liabilities to non-guarantor subsidiaries of $1,434 million and $726 million as of September 30, 2022, and December 31, 2021, respectively.

(5) Includes Non-current liabilities to non-guarantor subsidiaries of $135 million as of December 31, 2021.

Summarized statement of income information for the Obligor Group for the nine-month period ended September 30, 2022, is provided in the table below:

September 30,
(In millions)	2022

Net revenues (1)	$6,035
Gross Profit (2)	2,514
Income from operations (3)	502
Net Income (4)	226

(1) Includes Net revenues from transactions with non-guarantor subsidiaries of $115 million for the nine-month period ended September 30, 2022.

(2) Includes charges from transactions with non-guarantor subsidiaries of $462 million for the nine-month period ended September 30, 2022.

(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $229 million for the nine-month period ended September 30, 2022.

(4) Includes other income/ (expense) from transactions with non-guarantor subsidiaries of $(35) million for the nine-month period ended September 30, 2022.

Capital expenditures

Our capital expenditures (comprised of our payments for property and equipment (such as fulfillment centers), intangible assets (excluding digital assets)) for the nine-month periods ended September 30, 2022 and 2021 amounted to $343 million and $434 million, respectively.

During the nine-month period ended September 30, 2022, we invested $156 million in information technology in Brazil, Argentina and Mexico, and $154 million in our Argentine, Brazilian and Mexican shipping premises and offices.

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

The following table sets forth the FX neutral measures related to our reported results of the operations for the nine and three-month periods ended September 30, 2022:

	Nine Months Ended September 30,
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2022	2021	Percentage Change	2022	2021	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 7,535	$ 4,939	52.6%	$ 7,957	$ 4,939	61.1%
Cost of net revenues	(3,830)	(2,787)	37.4%	(4,018)	(2,787)	44.2%
Gross profit	3,705	2,152	72.2%	3,939	2,152	83.0%

Operating expenses	(3,020)	(1,735)	74.1%	(3,214)	(1,735)	85.2%
Income from operations	$ 685	$ 417	64.3%	$ 725	$ 417	73.9%

	Three Months Ended September 30,
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2022	2021	Percentage Change	2022	2021	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$ 2,690	$ 1,858	44.8%	$ 2,983	$ 1,858	60.6%
Cost of net revenues	(1,342)	(1,051)	27.7%	(1,470)	(1,051)	39.9%
Gross profit	1,348	807	67.0%	1,513	807	87.5%

Operating expenses	(1,052)	(647)	62.6%	(1,168)	(647)	80.5%
Income from operations	$ 296	$ 160	85.0%	$ 345	$ 160	115.6%

Cybersecurity Incident

As disclosed in our Current Report on Form 8-K filed on March 7, 2022 and on Forms 10-Q filed on May 6, 2022 and August 4, 2022, we detected that part of our source code was subject to unauthorized access. Upon becoming aware of the breach, we activated our incident response security protocols and began an investigation and forensics analysis with a third-party firm. Our investigation was finalized on August 11, 2022 and we concluded that the number of affected users does not represent a significant percentage of our registered users as of the date of the incident and that no passwords, account balances or investments, or credit card information related to users were accessed as a result of the incident, neither any of our users’ accounts was compromised. In addition, in accordance with applicable regulations in the countries in which we operate, we notified several data privacy, fintech and consumer protection authorities of the incident, and we also informed every user whose data we believe thus far has been compromised. We implemented new measures intended to prevent future incidents.

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

We use foreign currency exchange forward contracts and currency swaps to protect our foreign currency exposure and our investment in a foreign subsidiary from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. We could designate these contracts as cash flow and net investment hedges for accounting purposes. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”). Cash flow hedges and net investment hedges are subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings.

As of September 30, 2022, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of September 30, 2022, the total cash and cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $2,304 million, short-term investments denominated in foreign currencies totaled $1,262 million and accounts receivable, credit card receivables and other means of payment and loans receivable in foreign currencies totaled $4,424 million. As of September 30, 2022, we had $63 million long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of September 30, 2022, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $905 million and our U.S. dollar-denominated long-term investments totaled $312 million.

For the nine-month period ended September 30, 2022, we had a consolidated loss on foreign currency of $134 million mainly related to foreign exchange losses regarding our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate and foreign exchange losses from our Argentine and Brazilian subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information.

For the three-month period ended September 30, 2022, we had a consolidated loss on foreign currency of $71 million mainly related to foreign exchange losses regarding our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate and foreign exchange losses from our Argentina and Brazilian subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information.

Foreign Currency Sensitivity Analysis

The table below shows the impact on our net revenues, cost of net revenues, operating expenses, other income (expenses) and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed at the moment of translating our financial statements to U.S. dollars as of September 30, 2022:

Foreign Currency Sensitivity Analysis
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$ 8,372	$ 7,535	$ 6,850
Expenses (*)	(7,584)	(6,850)	(6,248)
Income from operations	788	685	602

Other income/(expenses), equity in earning of unconsolidated entity and income tax related to P&L items	(260)	(234)	(214)

Foreign Currency impact related to the remeasurement of our Net Asset position	(149)	(134)	(122)
Net Income	379	317	266

Total Shareholders' Equity	$ 1,866	$ 1,631	$ 1,301

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

As of September 30, 2022, the Argentine Peso exchange rate against the U.S. dollar was 147.32.

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

Considering a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar on September 30, 2022, the effect on non-functional currency net asset position in our Argentine subsidiaries would have been a foreign exchange loss amounting to approximately $10.4 million in our Argentine subsidiaries.

See “Summary of significant accounting policies- Foreign currency translation” in Note 2 of our unaudited interim condensed consolidated financial statements for further detail on the currency status of our Argentine segment.

Brazilian Segment

Considering a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar on September 30, 2022, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $178 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $42 million in our Brazilian subsidiaries.

Mexican Segment

Considering a hypothetical devaluation of 10% of the Mexican peso against the U.S. dollar on September 30, 2022, the reported net assets in our Mexican subsidiaries would have decreased by approximately $50 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $18 million in our Mexican subsidiaries.

Interest

Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables. As of September 30, 2022, Mercado Pago’s receivables totaled $2,550 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of September 30, 2022, loans receivable from our Mercado Credito solution totaled $1,766 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.

As of September 30, 2022, the average duration of our available for sale securities, defined as the approximate percentage change in price for a 100-basis-point change in yield, was 0.01%. If interest rates were to instantaneously increase (decrease) by 100 basis points, the fair value of our available for sale securities as of September 30, 2022 would not materially decrease (increase).

As of September 30, 2022, our short-term investments amounted to $1,943 million and our long-term investments amounted to $375 million. Our short-term investments, except for the $1,013 million investment, mainly related to the Central Bank of Brazil Mandatory Guarantee, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Note 4 and 16 of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.

Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of September 30, 2022, our loans payable and other financial liabilities which accrue interest based on variable rates amounted to $2,418 million. See Notes 11 and 12 of our unaudited interim condensed consolidated financial statements for further detail. We have entered into swap contracts to hedge the interest rate fluctuation of $904 million notional amount, $354 million of which have been designated as hedging instruments. See Note 14 of our unaudited interim condensed consolidated financial statements for further detail on derivatives instruments.

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

On September 30, 2022, the total contractual obligation fair value of our outstanding LTRP Variable Award Payment obligation subject to equity price risk amounted to $206 million. As of September 30, 2022, the accrued liability related to the outstanding Variable Award Payment of the LTRP included in salaries and Social Security payable in our condensed consolidated balance sheet amounted to $44 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:

		As of September 30, 2022
		MercadoLibre, Inc	2017, 2018, 2019, 2020, 2021 and 2022
		Equity Price	LTRP Variable contractual obligation
(In Millions, except equity price)
Change in equity price in percentage

40%		1,158.89	288
30%		1,076.11	268
20%		993.34	247
10%		910.56	226
Static	(*)	827.78	206
-10%		745.00	185
-20%		662.22	165
-30%		579.45	144
-40%		496.67	123

(*) Present value of average closing stock price for the last 60 trading days of the year preceding the applicable payment date.

In November 2021, we acquired Kangú Participações S.A. Former Kangú’s shareholders who after the acquisition became the Company’s employees will receive cash payments annually over a three-year period subject to certain performance and stay conditions. The payments will be indexed based on changes in equity price of our Common Stock. As of September 30, 2022, the total contractual obligation fair value of the mentioned payments amounted to $7.5 million.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine-month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We permit remote work for most positions of our Company, and we monitor and assess the impact of this remote work environment on our internal controls.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

See Item 1 of Part I, “Financial Statements—Note 9 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors

As of September 30, 2022, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2 — Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased (2)	(b) Average Price per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions) (2)
July, 2022	—	—	—	Up to $200
August, 2022	21,814	1,505.00	21,814	Up to $159
September, 2022	23,537	1,873.76	23,537	Up to $115

(1)

Average price paid per share does not include costs associated with the repurchases. It includes the foreign exchange loss recognized for the nine-month period ended September 30, 2022. Please refer to Note 15 of our unaudited interim condensed consolidated financial statements for additional detail.

(2)

On August 4, 2021, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $150 million (the “2021 Authorization”). This authorization was scheduled to expire on August 31, 2022. On March 1, 2022, the Board authorized an increase in the 2021 Authorization of $300 million, from an aggregate consideration of up to $150 million to an aggregate consideration of up to $450 million. The Board also authorized an extension of the term of the 2021 Authorization, from August 31, 2022 to August 31, 2023. As of September 30, 2022, the estimated remaining balance available for share repurchases under this authorization was $115 million. Please refer to Note 15 of our unaudited interim condensed consolidated financial statements for additional detail.

Item 6 — Exhibits

The information set forth under “Index to Exhibits” below is incorporated herein by reference.

MercadoLibre, Inc.

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed (*) or Furnished (**) Herewith	Form	Filing Date
3.1	Registrant’s Amended and Restated Certificate of Incorporation.		S-1	May 11, 2007
3.2	Registrant’s Amended and Restated Bylaws.		S-1	May 11, 2007
4.1	Form of Specimen Certificate for the Registrant’s Common Stock.		10-K	February 27, 2009
4.2	Indenture with respect to the Registrant’s 2.00% Convertible Senior Notes due 2028, dated as of August 24, 2018, between the Registrant and Wilmington Trust, National Association, as trustee.		8-K	August 24, 2018
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

			8-K	January 14, 2021
4.5	Form of Global Note representing the Registrant’s 2.375% Sustainability Notes due 2026.		8-K	January 14, 2021
4.6	Form of Global Note representing the Registrant’s 3.125% Notes due 2031.		8-K	January 14, 2021
4.7	Second Supplemental Indenture, dated October 27, 2021 among MP Agregador, S. de R.L. de C.V., MercadoLibre, Inc. and The Bank of New York Mellon, as Trustee		10-K	February 23, 2022
10.1	Form of Independent Director Restricted Stock Award Agreement	*
22.1	List of Subsidiary Guarantors for the Registrant’s 2.375% Sustainability Notes due 2026 and 3.125% Notes due 2031.	*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.

*
104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101	*

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: November 4, 2022.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer