Form 10-K
period 2022-12-31
MERCADOLIBRE INC
filed 2023-02-24
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________________________
FORM 10-K
____________________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 001-33647
____________________________________________________________________________________
MercadoLibre, Inc.
(Exact name of Registrant as specified in its Charter)
____________________________________________________________________________________

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
____________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.   Yes       No   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No
The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2022, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2022) was approximately $26,089,586,448. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2022 have been excluded from this number because these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2023, there were 50,257,751 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.
Documents Incorporated By Reference
Portions of the Company’s Definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2022, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.
FORM 10-K
FOR FISCAL YEAR ENDED December 31, 2022

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
•credit risk and other risks of lending, such as increases in defaults by merchants and consumers and other delinquencies;
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

PART I
ITEM 1.    BUSINESS
MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) is the largest online commerce ecosystem in Latin America based on unique visitors and orders processed, and is present in 18 countries: Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay, Venezuela, Bolivia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Honduras, Nicaragua, Panama, Paraguay and El Salvador. Our platform is designed to provide users with a complete portfolio of services to facilitate commercial transactions both digitally and offline.
We offer our users an ecosystem of six integrated e-commerce and digital financial services: the Mercado Libre Marketplace, the Mercado Pago Fintech platform, the Mercado Envios logistics service, the Mercado Ads solution, the Mercado Libre Classifieds service and the Mercado Shops online storefronts solution.
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
The Mercado Envios logistics solution, currently available in Argentina, Brazil, Mexico, Colombia, Chile, Uruguay, Peru and Ecuador, enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full user experience. Sellers that opt into our logistics solutions are not only able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices, but are also eligible to access shipping subsidies to offer free or discounted shipping for many of their sales on our Marketplaces.
In 2020, we launched Meli Air with a fleet of dedicated aircraft covering routes across Brazil and Mexico, with the aim of improving our delivery times. We have also developed a network of independent neighborhood stores and commercial points (known as “Meli Places”) to receive and store packages that are in transit using our integrated technology. The Meli Places network allows buyers and sellers to pick-up, drop-off or return packages with a better experience, reducing the travel distance for all parties.
To complement the Mercado Libre Marketplace and enhance the user experience for our buyers and sellers, we developed Mercado Pago, an integrated digital payments solution. Mercado Pago was initially designed to facilitate transactions on Mercado Libre’s Marketplaces by providing a mechanism that allowed our users to securely, easily and promptly send and receive payments. Now, Mercado Pago is a full ecosystem of financial technology solutions both in the digital and physical world. Our digital payments solution enables any Mercado Libre registered user to securely and easily send and receive digital payments and to pay for purchases made on any of Mercado Libre’s Marketplaces. Currently, Mercado Pago processes and settles all transactions on our Marketplaces in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay and Peru, and is available to process and settle transactions on our Marketplace in Ecuador.
Beyond facilitating Marketplace transactions, over the years we have expanded our array of Mercado Pago services to third parties outside Mercado Libre’s Marketplace. We began first by satisfying the growing demand for online-based payment solutions by providing merchants the necessary digital payment infrastructure for e-commerce to flourish in Latin America. Today, Mercado Pago’s digital payments business allows merchants to facilitate checkout and payment processes on their websites through a branded or white label solution or software development kits. Through Mercado Pago, we brought trust to the merchant customer relationship, allowing online consumers to shop easily and safely, while giving them the confidence to share sensitive personal and financial data with us.
As we deployed our digitally-based payments solutions, we also observed that individuals and micro, small and medium- sized enterprises (“MSMEs”) in the physical world were being underserved or overlooked by incumbent payment providers and financial institutions in Latin America, and that a very large number of retail transactions were still being settled in cash throughout the region. Consequently, we have also deepened our fintech offerings by growing our online-to-offline (“O2O”) products and services. We envision Mercado Pago as a powerful disruptive provider of end-to-end financial technology solutions that will generate financial inclusion for segments of the population that have been historically underserved and operate in the informal economy today.
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
•Savings and investment products to invest balances stored on Mercado Pago accounts; and
•A cryptocurrency buy, hold and sell feature of our wallet in Brazil and Mexico, for users to buy, hold and sell selected global cryptocurrencies and stablecoins.
Mercado Credito, our credit solution available in Argentina, Brazil, Mexico and Chile, leverages our user base, which is loyal and engaged, and in part has also been historically underserved or overlooked by financial institutions and suffers from a lack of access to needed credit. Facilitating credit is a key service overlay that enables us to further strengthen the engagement and lock-in rate of our users, while also generating additional touchpoints and incentives to use Mercado Pago as an end-to-end financial solution. Our distribution capabilities and in-depth understanding of our customers’ behavior and merchants’ sales on the Mercado Libre Marketplace and machine learning and artificial intelligence algorithms have also allowed us to develop our own proprietary credit risk models with unique data that differentiate our scoring from traditional financial institutions.
We offer credit lines to both our online merchants as well as MPOS device users. Because our online merchants’ business flows through Mercado Pago, we are able to collect principal and interest payments from their existing sales on Mercado Libre’s Marketplaces, meaningfully reducing the risk of uncollectability on the loans we originate to our merchants.
Consumers can access credit lines through us once we score and approve them through our proprietary models. Loans can be used for a purchase on the Mercado Libre Marketplace, or for any other usage. Since 2019, we also extend personal loans to recurring consumer credit borrowers, allowing them to buy products and services outside of our platform. In 2021, we launched our first Mercado Pago credit card in Brazil, which is free, internationally accepted, digitally managed and can be used on- and off-platform. An advantage of the credit card is that it allows users to pay in additional installments for purchases on the Mercado Libre Marketplace and accrue additional points to our user loyalty program.
Our credits business was initially impacted by the COVID-19 pandemic, particularly in the early stages of the pandemic when we slowed our pace of originations to manage our exposure to credit risk. As 2020 progressed and transaction levels improved across our platforms, we began to collect more data in our proprietary credit models, which helped us gain a better understanding of users. This understanding enabled us to more accurately predict their behavior and continue increasing the pace of originations while maintaining levels of uncollectible debt in an acceptable level from a business perspective in 2021 and 2022. In mid-2022 we slowed our originations once more to contain the risks associated with a weaker lending environment, particularly in Brazil, which enabled us to maintain stable levels of early non-performing loans ("NPLs").
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
As an extension of our asset management and savings solutions for users, we launched a digital assets feature as part of the Mercado Pago wallet in Brazil in 2021 and in Mexico in 2022. This service allows our millions of users to purchase, hold and sell selected digital assets through our interface without leaving the Mercado Pago application, while a partner acts as the custodian and exchange and offers the blockchain infrastructure platform. This feature is available for all users through their Mercado Pago wallet. In 2022 we launched savings products in Brazil that enable users to purchase certificates of deposit, which have a higher return than our basic asset management product. In partnership with a third party, we also launched three investment fund options in Brazil, which enable our users to diversify their investment portfolio in an accessible way and with options for quick withdrawal.
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

Through Mercado Libre Classifieds, our online classified listing service, our users can also list and purchase motor vehicles, real estate and services in the countries where we operate. Classifieds listings differ from Marketplace listings as they only charge optional placement fees and not final value fees. Our classifieds pages are also a major source of traffic to our platform, benefiting both the commerce and fintech businesses.
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
Our loyalty program offers various benefits to users based on a point-generation system that quantifies the user’s spending on the Mercado Libre Marketplace and Mercado Pago. Level 6, the highest level of the six tier program, offers the most benefits, which includes discounts on shipping for purchases that fall below the free shipping threshold, free and subsidized access to third-party video content and higher rates of interest on some of our savings and investment account products, among other benefits. We also enable users to subscribe to Level 6 for a monthly fee, giving them access to the full suite of benefits without having to reach the number of points required to be eligible for Level 6 organically, through the point-generation system.
Finally, we also offer our users subscriptions to video content from certain third-party content providers for a monthly fee.
The following table shows the main services currently available in each country where we operate:

Country	Marketplace	Mercado Pago	Mercado Envios	Mercado Credito
Argentina	✓	✓	✓	✓
Brazil	✓	✓	✓	✓
Mexico	✓	✓	✓	✓
Uruguay	✓	✓	✓
Colombia	✓	✓	✓
Chile	✓	✓	✓	✓
Peru	✓	✓	✓
Ecuador	✓	✓	✓
Venezuela, Costa Rica, Dominican Republic, Panama, Bolivia, Guatemala, Paraguay, Nicaragua, Honduras, El Salvador	✓
We have two distinctive revenue streams in our business:
•Commerce Revenue
Our Commerce business is comprised of two primary revenue streams: Services and Product Sales. Our Services revenue stream is mainly generated from Marketplace fees that include final value fees and flat fees for transactions below a certain merchandise value, related shipping fees net of third-party carrier costs (when we act as an agent), classifieds fees, ad sales up-front fees, and fees from other ancillary businesses. Our Product Sales revenue stream, entails selling merchandise on a first-party basis from our own inventory and related shipping fees.
•Fintech Revenue
Our Fintech business is comprised of three primary revenue streams: (a) Fintech Services, which includes revenues from commissions we charge for transactions off-platform derived from use of the payment solution, offering installments, either when we finance transactions directly or when we sell the corresponding financial assets, as well as Mercado Pago credit and debit card fees, and insurtech fees; (b) Credit Revenues, which includes revenues from interest earned on loans and advances granted to merchants and consumers, and interest earned on Mercado Pago credit card transactions; and (c) Fintech Product Sales, which includes revenues from sales of mobile point of sales devices.
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
To achieve these objectives, we intend to pursue the following strategies:
•Expand into additional transactional service offerings. Our strategic focus is to enable online transactions of multiple types of goods and services throughout Latin America. Consequently, we strive to launch online transactional offerings in new product and service categories where we believe business opportunities exist. These new transactional offerings include, but are not limited to: (a) maximizing utilization of Mercado Pago on our platform and expanding off-platform in digital and offline transactions, (b) offering additional product categories in our marketplace, (c) expanding our presence in vehicle, real estate and services classifieds, (d) maximizing the value and usage of account money through savings and investment products, (e) maximizing utilization of Mercado Envios, (f) expanding our Mercado Credito service, (g) offering enterprise software solutions to our online commerce business users and (h) expanding our advertising offerings. We believe that a significant portion of our growth will be derived from these new or expanded product and service launches within our ecosystem in the future.
•Continue to improve the shopping experience for our users. We intend to continually enhance our e-commerce ecosystem in order to better serve individuals, brands, retailers and other businesses that want to buy or sell goods and services online in a convenient, simple and safe way. We are committed to continue investing in the development of new tools and technologies that facilitate web and mobile commerce on our platform. In line with our constant focus on innovation, a critical component of user experience is the vertical solutions that we offer across key categories. We will continue to focus on improving the functionality of our websites and apps, building a verticalized experience in key categories, driving increased usage of our payments and shipping solutions to deliver a more efficient and safe shopping experience and providing our users with the help of a dedicated customer support department. We will continue to focus on increasing purchase frequency and transaction volumes from our existing users, including the development of our loyalty program for frequent users.
•Continue to grow our business and maintain market leadership. We focus on growing our business, achieving scale-related competitive advantages and strengthening our position as a preferred commerce and fintech platform in each of the markets in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential user base that has resulted from the growth of internet penetration rates in Latin America. We intend to achieve these goals through organic growth, by introducing our services in new countries and entering new category segments, by launching new transactional business lines, and through potential strategic acquisitions of key businesses and assets.
•Increase monetization of our transactions. We focus on improving the revenue generation capacity of our business by implementing initiatives designed to maximize the revenues we generate from transactions on our platform. Some of these initiatives include increasing our fee structure, selling advertising on our platform, offering other e-commerce services and expanding our fee-based features.
•Take advantage of the natural synergies that exist among our services. We strive to leverage our various services and our loyalty program, to promote greater cross-usage and synergies, thereby creating a fully integrated ecosystem of e-commerce offerings. Consequently, we will continue to promote the adoption of our Mercado Envios logistics solution, our advertising solution, our Mercado Pago payments solution on our Marketplaces and reward our users in each country for increased usage and engagement.
Marketing
Our marketing strategy is designed to grow our platform by promoting the Mercado Libre and Mercado Pago brands, attracting new users, generating more frequent trading by our existing users and cross-selling services among our existing user base within our entire ecosystem of commerce and fintech. To this end, we employ various means of advertising, including placement in leading online channels across Latin America, paid and organic positioning in leading search engines, email and push notification marketing, onsite marketing, presence in offline media and live-streaming events, and use of targeted promotional discount coupons. During 2022, we strengthened our demand generation efforts in Mercado Libre with multiple initiatives. We also accelerated our digital financial services positioning for Mercado Pago. These campaigns were rolled out across public TV, cable TV, radio, billboards and online media. We continued carrying out a complete coverage of promotional campaigns on commercial dates such as Children’s Day, Mother’s Day, Father’s Day, Christmas and dates specific to the e-commerce industry, such as Hot Sale, CyberMonday and Black Friday, leveraging our unique ecosystem of solutions within advertising, Mercado Credito, Mercado Shops and Mercado Envios.

Product Development and Technology
On December 31, 2022, we had 13,856 employees on our information technology and product development staff, an increase from 9,471 employees on December 31, 2021, due to new hires and as a consequence of improvements in our ecosystem products, which increased our information technology and product development staff.
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
We design, develop, and operate most of our software and technology in-house. We have several development centers throughout Latin America. We believe having a team as diverse as our user base gives us a distinct advantage when building products for markets as unique as the ones where we operate. Different languages and cultures require different features and products, and our multi-disciplinary development team can draw from both data and their own culture for insights when designing, implementing, and releasing products.
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
In the past, we started a deep technology overhaul to switch from a closed and monolithic system to an open and decoupled one. We split our teams into many decoupled and autonomous “cells”. A cell is a functional unit with its own team, hardware, data and source code. Cells interact with each other using Application Programming Interfaces, or APIs. This successful overhaul allowed us to unlock greater developer productivity from all our teams. In the past, we opened up our platform to allow third parties to integrate the various features of our platform into custom applications. Since then, we have seen significant adoption of our platform and entire companies built on and around our APIs and services, all of them focused on adding even more value to our users.
During this overhaul, we built a proprietary Platform as a Service (“PAAS”) product used daily by our development team. This state-of-the-art tool helps our teams by greatly reducing cognitive overload related to infrastructure and network management, allowing our developers to focus on adding value to our users and their code, and not which server their applications are running on. Our PAAS is a constant area of investment which we have expanded from microservices to simplifying the building of mobile applications, software development kits (“SDKs”) and building, testing, training, deploying and monitoring predictive Machine Learning models, all with the purpose of increasing the rate of development and, by extension, the pace and cadence with which all our teams add value to our users.
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

Competition
The online commerce market is rapidly evolving and is highly competitive. Barriers-to-entry for large, well-established internet companies are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. While we are currently a market leader in a number of the markets in which we operate, we currently or potentially could compete with marketplace operators, businesses that offer business-to-consumer online e-commerce services or others with a focus on specific vertical categories, as well as a growing number of brick and mortar retailers that have launched online offerings. Over the past few years, we have seen competition intensify not only as local players grow their e-commerce businesses, but also as international players expand, mainly in Brazil and Mexico. That said, over the last 12 months, we have seen signs of some local and international players retrenching.
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
Intellectual Property Rights
Our intellectual property rights (“IPRs”) are critical to our future success and rely on a combination of copyright, trademark, patent designs, trade secret laws and contractual restrictions.
We pursue the registration of our intangible assets in each country where we operate. Our main trademarks and domain names are duly protected in the countries where we have our main operations, however, we may not have effective protection or it might not be granted to us by the appropriate regulatory authority in every country where our services are available online, meaning our ability to protect our brands against third-party infringers would be compromised and we could face claims by third-party trademark owners. See “Item 1A. Risk factors—Intellectual Property Risks—We could face legal and financial liability upon the sale of items that infringe intellectual property rights of third parties and for information and material disseminated through our platforms”, which describes these risks as well as our Brand Protection Program, which we make available to IPR holders to enable them to enforce their rights against listings on our sites that allegedly infringe upon their rights.
We have entered into confidentiality and intellectual property (“IP”) assignment agreements with our employees and certain contractors. To prevent disclosure of our proprietary information to unauthorized parties, we have also entered into non-disclosure agreements with our employees, strategic partners and suppliers.
We have licensed certain proprietary rights, such as trademarks or copyrights, to third parties in the past and expect to continue to license such rights in the future. While we seek to ensure that our licensees maintain the quality of the Mercado Libre brand, they may take actions that could adversely affect the value of our proprietary rights or our reputation, which could have a material adverse effect on our business, results of operations and financial condition. See “Item 1A. Risk factors—Intellectual Property Risks—We may not be able to adequately protect and enforce our intellectual property rights. We could potentially face claims alleging that our technologies infringe the property rights of others.”

Human Capital
Employees and Labor Relations
The following table shows the number of our employees by country as of December 31, 2022:

Country	Number of Employees
Argentina	10,130
Brazil	16,070
Mexico	6,802
Colombia	3,859
Chile	1,941
Uruguay	1,672
Peru	39
Venezuela	21
United States	12
Ecuador	2
Total	40,548
We manage operations in the remaining countries in which we have operations remotely.
Our employees in Brazil are represented by different labor unions: i) Fetramag (“Federação dos Trabalhadores na Movimentação de Mercadorias em Geral de Goiás, Bahia e Piauí”) in the States of Goias, Bahia and Piauí, ii) Fetrammergs (“Federação dos Trabalhadores na Movimentação de Mercadorias em Geral, Comércio Armazenador e Auxiliares de Administração de Armazéns Gerais do Estado do Rio Grande do Sul”) in the State of Rio Grande do Sul, iii) Sindiesp (“Sindicato dos Trabalhadores nas Empresas de Internet Manutenção e Cursos de Informática do Estado de São Paulo”) in the State of São Paulo, iv) Fetramov (“Federação dos Trabalhadores na Movimentação de Mercadorias em Geral e Operações de Logística do Estado de Minas Gerais”) in the State of Minas Gerais, v) Sintracamp (“Sindicato da Categoria Profissional dos Trabalhadores Empregados e Avulsos, na Movimentação e Ensacamento de Mercadorias e de Cargas e Descargas em Geral de Campinas e Região”) in the city of Louveira, State of São Paulo, vi) Sintrammgep (“Sindicato dos Trabalhadores em Movimentação de Mercadorias em Geral de Paulínia e Região”) in the city of Cajamar, State of São Paulo, vii) Fetrammasc (“Federação dos Trabalhadores na Movimentação de Mercadorias em Geral e Auxiliar de Administração em Gerais, Similares, Conexos”) in the State of Santa Catarina, viii) Sintramoju (“Sindicato dos Trabalhadores na Movimentação de Mercadorias em Geral e Logistica de Jundiaí e Região”) in the city of Franco da Rocha, State of São Paulo, ix) Sintrammsp (“Sindicato dos Trabalhadores, na Movimentação de Mercadorias em Geral e Auxiliar na Administração em Geral de São Paulo”) in the City of Perus, State of São Paulo, and x) Sindlog (“Sindicato dos Empregados em Escritórios de Empresas de Transportes Rodoviários de Cargas Secas e Molhadas, Cargas Pesadas e Logísticas em Transportes de São Paulo e Itapecerica de Serra”), in the cities of São Paulo e Itapecerica da Serra, State of São Paulo. Also, some of our employees in Argentina are represented by the Commercial Labor Union (“Sindicato de Empleados de Comercio”) and our fulfillment employees in Argentina are represented by “Sindicato de Carga y Descarga” and some of our employees in Uruguay are represented by the Commercial Labor Union (“Federación Uruguaya de Empleados de Comercio y Servicios”). Unions or local regulations in other countries could also require that employees be represented. We consider our relations with our employees to be good and we implement a variety of human resources practices, programs and policies that are designed to hire, develop, compensate and retain our employees.
Talent, Culture and Development
If we want to shed light on the most significant attribute that makes MercadoLibre a unique place to work at, we need to point to our entrepreneurial culture. This attribute, visible since our early garage days in Buenos Aires, continues to live in the more than 40,000 people that create our great team across Latin America.
MercadoLibre’s DNA, our culture, is best represented by a protagonist attitude, a relentless mandate to create value for our clients, to take risks and innovate, while delivering excellence as a team. Integrity nurtures our DNA and defines our identity, beliefs and conduct. For 23 years, our culture has played a major role in our Company’s exciting and successful story, becoming a competitive advantage and a major differentiating factor.
Leading the business in every market where we operate requires attracting, engaging and developing the best talent. At MercadoLibre, we do so by offering people a meaningful experience and co-creating the best place to work, one where our DNA multiplies. In a fast-paced, dynamic, joyful and collaborative environment, we offer people the opportunity to develop through complex challenges, pursuing excellence and achieving outstanding results while working as a team.

Over the last two years, as our business thrived, MercadoLibre more than doubled its headcount without losing our distinct culture. We remain committed to preserve the singular qualities that our DNA brings, scaling excellence and being agile to turn challenges into opportunities.
We are driven by the purpose of democratizing commerce and financial services to transform the lives of millions of people across Latin America. Everything we do as a company begins and ends with this purpose in mind, and our culture guides and inspires every decision that we make and every initiative that we launch.
Recruitment and Hiring
Our recruitment and hiring strategy is an example of our commitment to serve as a growth engine for Latin America in response to the challenges presented in the last years.
In 2022, we continued to generate quality employment. Our 2022 Hiring Plan, which created more than 10,000 jobs at the regional level, impacted our business and the development of Latin America. In 2022, we started with a team of 29,957 people and ended with 40,548 employees. This growth allowed us to continue to expand the shipping network and strengthen the technology team that develops our commerce and fintech solutions throughout the region.
We want MercadoLibre to be the best choice for employment, but we are aware that we operate in a very competitive industry where talent management is critical. For this reason, we strive to honor every day the value proposition that we offer to our employees.
Well-being
At MercadoLibre we seek to maximize human potential by sharing the "MELI stage" of each person's life as an integrated and full course of events that can be fully taken advantage of. As part of the vision that we share, at MercadoLibre we assign priority to the well-being of our teams and understand the correlation that exists between effectiveness and balancing the different areas of our lives, work being one of them.
With this perspective in mind, we work on the comprehensive nature of well-being, which includes physical and emotional health, social connection, and financial well-being. Around these four pillars, we deploy our well-being proposal that includes activities, talks with specialists, learning opportunities, and meetings that aim at social connection and fun (which is also part of our culture, because at MercadoLibre we strive for our best and work intensively while enjoying what we do).
Our well-being initiatives during the pandemic reflect the impact we seek to have on our teams' health. In partnership with the Ineco Foundation and Humanize Consulting, we launched a mental health mapping tool to assess our people's emotional state and develop a data-based well-being strategy that could support each individual according to their individual needs.
This tool allowed us to identify people who were showing high symptoms of depression and/or anxiety, and to provide them professional, personalized and confidential support.
Diversity and Inclusion
In our effort to democratize e-commerce, multiplying perspectives, we innovate through diversity. Being inclusive makes us more disruptive. We inspire people to develop their skills and express their feelings in a healthy and fair environment, where prior beliefs do not determine approval and curiosity allows us to appreciate differences.
Our mission regarding diversity and inclusion is focused on three dimensions:
○ The construction of diverse teams, seeking complementary profiles. To include all perspectives and accelerate the change in mindset of the organization, in 2022 we set out to advance diversity especially in the following four pillars: ethnicity, gender, sexual orientation and expression, and disability. Each open position is an opportunity to add a different perspective to complement the ones already in the team.
○ The development of inclusive environments, respecting and valuing differences, and ensuring equal treatment and fairness of opportunities. We want everyone to be heard and to be able to express themselves, give their opinion, and propose ideas to innovate and challenge their team with new perspectives.
○ The promotion of an inclusive society, fostering equal opportunities for all with products, services, and initiatives.
We prioritize the inclusion and development of women in our sector. At MercadoLibre, four out of ten employees are women, and women occupy 34% of leadership positions (managers and up), exceeding the market averages in IT in Latin America. We also promote and measure equity in compensation by, among other methods, carrying out a thorough analysis of equal pay to confirm that we do not have a gender pay gap. As a result of these and other diversity initiatives and priorities, women and men of the same seniority enjoy the same income level throughout MercadoLibre.

At MercadoLibre, we are constantly progressing by promoting increasingly inclusive teams and environments, and also evolving accessible technologies for providers and users. The percentage of our employees with disabilities doubled in 2021, and now there are almost 700 people with disabilities who give their maximum every day. In addition, our commitment to the promotion of an increasingly inclusive society impacts our business. Our Mercado Libre and Mercado Pago platforms have evolved significantly in terms of accessibility for visual and motor disabilities. For example, all the main streams are developed so that they can be interpreted and converted to audio by any read application of the operating systems. We have a team dedicated to educating and raising awareness among all of our development and UX teams to build accessible solutions for everyone.
Developing policies that accompany our employees in their family planning is key at MercadoLibre. In 2018, we became the first company in the region to support women interested in preserving eggs to extend their fertility cycle, covering 70% of the cost of the process. Since 2021, all female-identifying employees of MercadoLibre are granted 5 months of paid leave following the birth of a child. For same-gender couples or couples who are adopting, we offer the same leave opportunity: 150 days from birth or from the moment they adopt their child. Also, we provide paid leave for women experiencing a miscarriage, to support the recovery path during this difficult moment in their lives.
Remote Work Environment
Loyal to our agile and entrepreneurial culture, at MercadoLibre we seek to develop an environment that offers maximum flexibility, that connects people, and, at the same time, inspires them to give their best.
Currently, of the more than 40,000 people who are part of this team, around 16,200 integrate Shipping operations with on-site work. The remaining employees work 100% remotely with the option of going to the offices. That is, each person can choose where to work from.
This hyper-flexibility model has multiple benefits: on the one hand, it allows teams to integrate work with personal life, and on the other, it increases our ability to attract talent, since it opens up the possibility of hiring people who live in cities where we do not have offices.
In recent times, this new modality has challenged us more than ever and urged us to continue multiplying our culture in remote environments and redefining the "office" concept. To do this, we have listened to our leaders and teams to understand what they value about on-site work and the activities that would add differential value to them in this work environment.
Based on their input, we have redefined the experience on our sites to promote what we call “in-person with purpose”, which is a format in which offices become one campus. We seek to motivate people to choose face-to-face activities by offering high value-added activities that foster the in-person gathering: staff meetings, town halls, after-offices, learning activities, etc. In other words, by offering experiences that enhance connection and teamwork.
Government regulation
We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, fintech, privacy, data protection, taxation (including value added taxes (“VAT”), or sales tax), obligations to provide information to certain authorities about transactions occurring on our platform or about our users, anti-money laundering regulations, transport regulations and other legislation which also applies to other companies conducting business in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, consumer protection, digital signatures and personal privacy apply to online businesses. Some of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the user´s adoption of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These regulations could cover a wide variety of issues, including, without limitation, online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, fintech transactions, freedom of expression, pricing, content and quality of products and services, taxation (including VAT or sales tax collection obligations, obligation to provide certain information about transactions that occurred through our platform, or about our users), advertising, intellectual property rights, consumer protection and information security.
Our Mercado Pago service is subject to regulation in the countries in which we operate, as described below:
Brazil
Mercado Pago’s activities are subject to a number of laws and regulations that relate to payment schemes and payment institutions, including Law No. 12,865/2013, which established the first set of rules regulating the electronic payments industry within the Brazilian Payment System (the Sistema de Pagamentos Brasileiro, or “SPB”) and created the concepts of payment schemes and payment institutions.
In addition, Law No. 12,865/2013 gave the Brazilian Central Bank (“BACEN”), according to guidelines set out by the National Monetary Council (“CMN”) authority to regulate entities involved in the payments industry.

Pursuant to that authority, the CMN and the BACEN created a regulatory framework regulating the operation of payment schemes and payment institutions. A payment arrangement is a set of rules and procedures that regulate the provision of a certain payment service to the public accepted by more than one payee, through direct access by paying and receiving end users. There are two types of payment arrangements, as defined by Resolution 150/21: (a) “Closed Loop Payment Arrangement”: payment arrangements whereby the payment services (account management, issuance and accreditation of payment instrument) are performed by only one legal entity, which also acts as the payment arranger (or is controlled/the controller of the payment arranger) and (b) “Open Loop Payment Arrangement”: any payment arrangements that do not fit into the concept of “Closed Loop Payment Arrangement”.
Payment institutions are classified into (i) issuers of electronic currency, who manage a prepaid payment account, make available a payment transaction based on the electronic currency deposited in that account, convert such funds into physical or scriptural currency, or vice versa, can also enable its acceptance with settlement in a payment account it manages; (ii) issuers of post-paid payment instruments, who manage post-paid payment accounts that enable users to make payments on a post-paid basis; (iii) acquirer, who without managing payment accounts, enables payees for the acceptance of payment instruments issued by a payment or financial Institution and participates in the settlement process of payment transactions as a creditor vis-à-vis the issuer, pursuant to the rules of the payment arrangement; and (iv) payment initiator, who initiates a payment upon a request of a client but it does not touch the money and does not keep passwords to execute payments on behalf of users.
In November 2018, Mercado Pago obtained approval from the BACEN to become a payment institution in the modality of an issuer of electronic currency, pursuant to which Mercado Pago carries out payment processing functions and offers payment accounts to its customers.
The funds held in a payment account: (i) constitute segregated assets in relation to the Mercado Pago's assets; (ii) are not directly or indirectly available to settle any obligations of Mercado Pago; (iii) cannot be subject to attachment, sequestration, search and seizure on account of the Mercado Pago's debts; (iv) are not part of Mercado Pago's assets for bankruptcy or liquidation purposes; (v) cannot be given as guarantee for debts assumed by Mercado Pago; and (vi) are subject to the possibility of total redemption of the balance by the user at any time. These are very important concepts introduced by the law that ensures more reliability to customers of services provided by payment institutions, which offer payment accounts to its users.
According to the BACEN’s regulation, Mercado Pago is required to maintain funds in an amount equal to the value of the balance of funds held in a payment account and in transit between payment accounts at the same payment institution in: (i) a specific account in the BACEN (Correspondent Account for Electronic Currency - CCME) or (ii) federal government bonds, registered at the Special Settlement and Custody System ("SELIC").
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
In addition, Mercado Pago as a payment institution in Brazil is subject to:
(i) Anti-Money Laundering Rules: Mercado Pago is subject to Brazilian laws and regulations relating to anti-money laundering, terrorism financing and other potentially illegal activities. These rules require us to implement policies and internal procedures to manage, monitor, identify and, if applicable, report suspicious transactions to the relevant authorities to prevent the practice of crimes of “money laundering” or concealment of assets.
(ii) Register of Receivables from Payment: Mercado Pago is also subject to rules regarding the register of credit card receivables and credit operations in a centralized system operated by an entity authorized by the BACEN. These recent regulations aim to promote transparency in credit transactions, a broader credit offer and to allow merchants to offer their credit card receivables as collateral to receive better loan offers, improving competition and reducing the cost of credit.
(iii) Cybersecurity Policies: In 2018 the BACEN published new rules setting forth cybersecurity policies and requirements for the contracting relevant data processing and storage services as well as cloud-based computing services, which are applicable both to Mercado Pago and Mercado Credito.
(iv) Data Protection Law: In August 2018, Brazil approved its first comprehensive data protection law (the “Lei Geral de Proteção de Dados Pessoais” or “LGPD”), which became applicable to our business in Brazil in August 2020. In December 2018, the former president of Brazil issued Provisional Measure No. 869/2018 which amended the LGPD and created Brazil’s national data protection authority (the “ANPDP”). We have created a program to implement the relevant changes to our business processes, compliance infrastructures and IT systems to reflect the new requirements and comply with the LGPD. The LGPD establishes detailed rules for the collection, use, processing and storage of personal data and affects all economic sectors, including the relationship between customers and suppliers of goods and services, employees and employers and other relationships in which personal data is collected, whether in a digital or physical environment.

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
Law No. 12,865/2013 prohibits payment institutions from performing activities that are restricted to financial institutions, such as granting loans directly. In November 2020, the BACEN approved the application filed by MercadoLibre Inc. for authorization to incorporate a financial institution in the modality of credit, financing and investment corporation (“SCFI”). In light of the authorization granted by BACEN, we incorporated a new entity (Mercado Crédito Sociedade de Crédito, Financiamento e Investimento S.A.), which operates activities related to the granting of loans and obtains better funding alternatives for our business.
On March 11, 2020, Mercado Pago also obtained approval from the BACEN to operate the activities of acquiring (payment processor) and post-paid payment instruments (credit cards) issuer, enabling the strengthening and growth of the Mercado Pago’s operations. However, according to regulation implemented by the BACEN, any payment institution that is already licensed in another modality may operate as acquirers, post-paid payment instrument issuers and/or payment transaction initiators, provided a 90-day prior notification is sent to the BACEN.
In 2020 the BACEN, within the Brazilian instant payment (IP) ecosystem, created Pix, the Brazilian IP scheme that enables its users — people, companies and governmental entities — to send or receive payment transfers in a few seconds at any time, including non-business days. Mercado Pago has participated in the payment scheme of Pix since its beginning and is subject to the applicable regulation.
The BACEN implemented the Brazilian Open Banking environment, to enable the sharing of data, products and services between regulated entities — financial institutions, payment institutions and other entities licensed by the BACEN — at the customers' discretion, as far as their own data is concerned (individuals or legal entities). The Open Banking implementation has been gradual, through incremental phases that take into account specific information/services to be shared, and Mercado Pago has been a participant of the Open Banking system since February 2021, when its phase 1 started.
Mercado Pago Instituição de Pagamento Ltda. and Mercado Crédito Sociedade de Crédito, Financiamento e Investimento S.A. as regulated entities in Brazil are subject to the supervision of the BACEN and must fully comply with all the obligations established in the current regulation, or be subject to (i) formal warning establishing a deadline for the remediation of non-compliance activity, (ii) penalties for non-compliance, or (iii) shutting down our Mercado Pago business in Brazil for an indefinite period of time, which would be costly.
During March 2022, the Central Bank of Brazil announced new prudential rules for payment institutions based on their size and complexity and raising standards for required capital. The new framework, which will be effective starting in July 2023 with full implementation by January 2025, will extend the application of the rule regarding proportionality of regulatory requirements (currently applicable to conglomerates of financial institutions) to financial conglomerates led by payment institutions. We are assessing the effects that the new rules may have on its regulated Brazilian subsidiaries.
Argentina
In January 2020, the Central Bank of Argentina (“CBA”) enacted regulations relating to payments service providers that apply to the Fintech institutions that are not financial institutions but nevertheless, provide payment services in at least one of the stages of the payment system. Pursuant to this regulation, payment service providers had to register by April 1, 2020, in a registry of payment service providers created by the CBA. The regulation sets forth certain specific rules related to (i) providing information to users; (ii) depositing users’ funds in a freely available bank account; (iii) allowing users to dispose immediately of the funds credited to their accounts; and (iv) providing information to the CBA relating to the business of payments processing. On July 7, 2020, MercadoLibre S.R.L. was registered with the CBA as a payment service provider in accordance with applicable regulations.
On December 30, 2021, the board of the CBA issued a regulation that established that financial institutions must set up a reserve of 100% of the funds deposited by payment service providers that offer payment accounts in which the customers’ funds are deposited. According to this new regulation, from January 1, 2022, 100% of our customer funds that have not been invested by users in Mercado Fondo, have remained deposited at financial institutions, and such financial institutions deposited 100% of those funds at the CBA, and available for users. On September 22, 2022, the CBA modified the aforementioned resolution and established that a percentage of the customer funds deposited in financial institutions by payment service providers that offer payment accounts may be invested in Argentinian treasury bonds and do not necessarily have to remain deposited at the CBA. Under the amended regulation, financial institutions in which we deposit customer funds may invest up to 45% of funds that have not already been invested by users in Mercado Fondo in Argentinian, peso-denominated treasury bonds due May 23, 2027. As a result of the amended regulation, we withdrew on September 5, 2022 the cases we had originally filed challenging the December 30, 2021 regulation.

As a non-financial loan provider, since March 1, 2021, we have been required to provide certain information on a monthly basis as part of a new reporting regime. We have been registered as a “Proveedor No Financiero de Crédito” (non-financial loan provider) with the CBA since December 18, 2020. The regulation also requires that we comply with certain rules established by the CBA regarding, among other things: (i) interest rates in loan operations; (ii) protection of users of financial services; (iii) methods of communication with users of financial services; and (iv) such users’ access to information concerning their contractual obligations. The rules regarding interest rates became effective on January 1, 2021, and the rules regarding the protection of users of financial services, methods of communication and access to information became effective on February 1, 2021.
On September 1, 2022, the CBA issued a regulation that extended the application of the rules for the protection of users of financial services to payment service providers (the regulation was already applicable to non-financial loan providers). This regulation will enter into force on March 1, 2023.
As we continue to develop Mercado Pago and our peer-to-peer lending business, we may need to comply with regulations applicable to such payments and lending activities and/or anti-money laundering. In this regard, two of our Argentine subsidiaries have been registered with the Argentine anti-money laundering authority as entities subject to certain reporting obligations pursuant to anti-money laundering local regulations relating to the issuance of prepaid cards, card aggregator activities and insurance.
In September 2021, MercadoLibre S.R.L. completed the registration process with the National Insurance Superintendent to operate as appointed agent for insurance companies (“agente institorio”), which allows MercadoLibre S.R.L. to offer its users insurance policies sold by one or more insurance companies, as well as to manage certain aspects of such policies (payments, claims, etc.).
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

On April 29, 2022, MercadoLibre, S.A. de C.V. Institución de Fondos de Pago Electrónico, a Mexican subsidiary, obtained the final approval by the CNBV to operate as an Electronic Payment Institution (Institución de Fondos de Pago Electrónico or “IFPE”, as referred to by the Financial Technology Institutions Act), which enables the entity to issue, manage, redeem and make electronic transfers of money on behalf of its clients, through computer applications, interfaces, web sites or any other means of electronic or digital communication.

MercadoLibre, S.A. de C.V. Institución de Fondos de Pago Electrónico became a regulated financial entity towards third parties, effective on May 11, 2022 duly published in the Official Gazette, and is subject to the supervision and jurisdiction of the relevant Mexican financial regulators, including but not limited to the National Commission for the Protection and Defense of Users of Financial Services, CNBV and the Central Bank of Mexico. Amongst the regulatory obligations to which Electronic Payment Institutions are subject, the following are noteworthy: a) maintain minimum capital requirements, b) maintain sufficient reserves in high-quality liquid assets (e.g. cash, treasury bills, etc.), so as to be able to redeem, on par, the funds held on behalf of the clients, c) comply with anti-money laundering and countering of terrorism financing regulations, d) develop and maintain sound cybersecurity and information security policies, including but not limited to the performance of recurrent vulnerability tests and the deployment of strict infrastructure controls.
Chile
In 2017 and 2018, Chile enacted regulations regarding the issuance and operation of payment cards, which could affect Mercado Pago's operations, including authorization to operate, anti-money laundering obligations, capital requirements and reserve funds, operational and security safeguards, among others. In November 2021, the Chilean Commission for the Financial Market (“CMF”) granted Mercado Pago, through its entities Mercado Pago Emisora S.A. and MercadoPago S.A., a prepaid card issuer license and payment card operator license, respectively. These licenses transformed Mercado Pago Emisora S.A. and MercadoPago S.A. into regulated entities, supervised by the CMF and the Chilean Financial Analysis Unit (UAF, in charge of supervising anti-money laundering activities in Chile), and subject to other regulatory and financial requirements such as minimum capital requirements, liquidity reserves and know your client and anti-money laundering duties.
On October 12, 2022, the Chilean Congress approved the Fintech and Open-Banking Law Project, which was published on January 4, 2023, and came into effect on February 3, 2023. This law established a regulatory framework for certain technological financial services that did not have their own legal framework. These services are: (i) Alternative Transaction Systems, (ii) Crowdfunding Financing Platforms, (iii) Financial Instrument Intermediation, (iv) Order Routing, (v) Credit Advisory, and (vi) Investment Advisory. In addition, an Open Finance System is created to allow financial service providers to exchange customer financial information. After the Fintech Law comes into effect, the CMF will have 18 months to issue secondary regulation. Mercado Pago Emisora S.A. will actively participate in the discussions and workshops at the CMF with the other players in the industry.

On October 24, 2022, Mercado Pago Corredores de Seguros SpA was registered as an Insurance Broker in the Registry of Trade Assistants for Insurance of the CMF. The main objective of the Company is the remunerated intermediation of general and life insurance contracts with any insurer based in Chile.
Colombia

Colombian regulations establish specific requirements to open accounts and provide certain financial services, as well as policies for cash and risk management. There are also regulations requiring payment processors such as Mercado Pago to comply with certain security, privacy and anti-money laundering standards. As a result, Mercado Pago has started the process of incorporating a new company (“MercadoPago S.A. Compañía de Financiamiento”) and requesting a license to act as a financial institution, and will therefore be able to offer credits, digital accounts, investments and prepaid cards without any limitation upon obtaining such license. We expect this new company to be operational by the second half of 2023.
Uruguay and Peru
Uruguay and Peru have also enacted regulations that cover a wide variety of issues related to electronic payments or e-money, including, among other things, rules related to the requirement to obtain authorization from the relevant authority to operate, offer or provide certain payment services. In September 2016, we obtained the registration of our Uruguayan subsidiary Deremate.com de Uruguay S.R.L. from the Central Bank of Uruguay as an entity entitled to provide services of payments and collections (“PSPC”). Thus, on November 1, 2016, Mercado Pago was launched in Uruguay. Likewise, on August 26, 2021, we filed a license application before the Central Bank of Uruguay for our new company MercadoPago Uruguay S.R.L. to operate as an e-money institution. The product offer planned for this operation includes the products currently offered by Mercado Pago in Uruguay under the PSPC registration, plus the launch of new products enabled by new license. In January 2023, we obtained the approval by the Central Bank of Uruguay to operate as an Electronic Money Issuing Institution (“IEDE”) which enables that entity to issue, manage, and make electronic transfers of money on behalf of its clients, through computer applications, interfaces, web sites or any other means of electronic or digital communication. However, a final approval is needed to start operations.
On November 10, 2022, the Central Reserve Bank of Peru (“BCRP”) enacted regulations related to the card payment processing system that applies to issuers, acquirers and payment facilitators. On January 27, 2023, MercadoPago Perú S.R.L. was registered by the BCRP as a payment facilitator entity, allowed to (a) affiliate merchants to the card payment system, (b) offer POS, and (c) transmit or process card payment orders and /or participate in the process of settlement to the merchants affiliated.
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
Based on this regulations, companies that meet the specified criteria shall be entitled to: i) a reduction of the income tax burden (60% for micro and small enterprises, 40% for medium-sized enterprises and 20% for large enterprises) over the promoted activities for each fiscal year, applicable to both Argentine source income and foreign source income, ii) stability of the benefits established by the knowledge-based economy promotional regime (as long as the beneficiary is registered and in good standing), and iii) a non-transferable tax credit bond amounting to 70% (which can be up to 80% in certain specific cases) of the Company’s contribution to the social security regime of every employee whose job is related to the promoted activities (caps on the number of employees are applicable). Such bonds can be used within 24 months from their issue date (this period can be extended for an additional 12 months in certain cases) to offset certain federal taxes, such as value-added tax, but cannot be used to offset income tax.
In August 2021, the Under Secretariat of Knowledge Economy issued the Disposition 316/2021 approving MercadoLibre S.R.L.’s application for eligibility under the knowledge-based economy promotional regime. Tax benefits granted pursuant to the promotional regime to MercadoLibre S.R.L. were retroactive to January 1, 2020. See Item 8 of Part II, “Financial Statements and Supplementary Data-Note 14-Income taxes” for further information.
We are also subject to significant general data protection and privacy-related regulations in many of the jurisdictions in which we operate (e.g. Law 25.326 in Argentina, Federal Law on the Protection of Personal Data on Private Sector Possession in Mexico, Laws No. 1581/2012 and 1266/2008 in Colombia, Law No. 19,628, Law No. 18.331 in Uruguay and Law No. 29.733 in Peru). Data protection laws establish rules for the collection, use, processing and storage of personal data and affect all economic sectors, including the relationship between customers and suppliers of goods and services, employees and employers and other relationships in which personal data is collected, whether in a digital or physical environment. We have created a program to implement the relevant requirements to our business processes, compliance infrastructures and IT systems to comply with data protection laws. Further, some jurisdictions in which we operate are considering imposing additional restrictions or regulations.

Offices
We are a Delaware corporation incorporated on October 15, 1999. Our registered office is located at 874 Walker Road, Suite C, Dover, Delaware. Our principal executive offices are located at Dr. Luis Bonavita 1294, Of. 1733, Tower II, Montevideo, Uruguay, 11300.
Available Information
Our Internet address is www.mercadolibre.com. Our investor relations website is investor.mercadolibre.com. We use our investor relations website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, public conference calls and webcasts. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Impact report, the Sustainability Bond report and the Task Force on Climate-Related Disclosures are available on our investor relations website. Our Corporate Governance Guidelines, Code of Ethics, and the charters of the Audit Committee, the Compensation and the Nominating and Corporate Governance Committee are also available on our website and are available in print to any stockholder upon request in writing to MercadoLibre, Inc., Attention: Investor Relations, Dr. Luis Bonavita 1294, Of. 1733, Tower II, Montevideo, Uruguay, 11300. Information on or connected to our website is neither part of nor incorporated into this report on Form 10-K or any other SEC filings we make from time to time.

ITEM 1A.    RISK FACTORS
Summary of Risk Factors
The following is a summary of the significant risk factors that we believe are material to our stockholders and prospective stockholders and that should be carefully considered when evaluating our company, our properties and our business:
•Our business depends on the continued growth of online commerce, the commercial and financial activity that our users generate on our platform and the availability and reliability of the Internet in Latin America;
•We operate in a highly competitive and evolving environment;
•We rely on third-party platforms, such as Google Play and Apple app stores, to access our Mercado Libre and Mercado Pago apps;
•Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner;
•The markets in which we operate are rapidly evolving and we may not be able to maintain our profitability;
•We may be liable for or experience reputational damage from the failure of users of our Marketplace to deliver merchandise or make required payments;
•Fraudulent activity by our users could negatively impact our operating results, brand and reputation and cause the use of services to decrease;
•We are subject to consumer trends and could lose revenue if certain items become less popular or if we fail to meet customer demand;
•Manufacturers may limit distribution of their products by dealers, prevent dealers from selling through us or encourage governments to limit e-commerce;
•Our failure or the failure of our partners to manage Mercado Pago users’ funds properly could harm our business;
•We rely on banks, investment funds which acquire Mercado Pago’s receivables and payment processors to fund transactions, and changes to card association fees, rules or practices may adversely affect our business;
•The failure of the financial institutions with which we conduct business may have a material adverse effect on our business, operating results, and financial condition;
•A rise in interest rates may negatively affect our Mercado Pago payment volume;
•Changes in Mercado Pago’s funding mix and ticket mix could adversely affect Mercado Pago’s results;
•Our Mercado Credito solution exposes us to the credit risk of our merchants and consumers, among other risks;
•We face significant risks related to the ongoing reliability of our logistics network and shipping service;
•Failure to successfully operate our fulfillment network may also negatively affect our business;
•Problems that affect our service providers could potentially adversely affect us as well;
•If we are unable to compete effectively for advertising spend, or if our merchants reduce advertising spend, our business and results of operations could be materially harmed;
•We may not realize benefits from recent or future strategic investments, acquisitions of businesses, technologies, services or products despite their costs in cash and dilution to our stockholders;
•We depend on key personnel, the loss of which could have a material adverse effect on us;
•We may have inadequate business insurance coverage, which would require us to spend significant resources in the event of a disruption of our services or other contingency;
•The continuing effects of the COVID-19 pandemic on our business remain uncertain;
•Our debt instruments contain restrictions that limit our flexibility in operating our business, and changes by any rating agency to our outlook or credit rating could negatively affect us;
•The conditional conversion feature of the 2028 Notes, if triggered, may adversely affect our financial condition and operating results;
•We hold and may acquire digital assets that may be subject to volatile market prices, impairment and unique risks of loss;
•Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks;
•There are potential risks related to our loyalty token program and our cryptocurrency buy, hold and sell feature;
•Natural disasters, climate change, geopolitical events, global health epidemics or pandemics and catastrophic events could materially adversely affect our financial performance;
•We are subject to extensive government regulation and oversight. Failure to comply with existing and future rules and regulations in the jurisdictions in which we operate could adversely affect the operations of one or more of our businesses in those jurisdictions;
•It may be difficult to enforce judgments rendered against us in U.S. courts;
•We could face legal and financial liability upon the sale of items that infringe intellectual property rights of third parties and for information and material disseminated through our platforms;

•We may not be able to adequately protect and enforce our intellectual property rights. We could potentially face claims alleging that our technologies infringe the property rights of others;
•Any delay or problem with operating or upgrading our existing information technology infrastructure could cause a disruption in our business and adversely impact our financial results;
•We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business;
•We may not be able to secure licenses for technologies on which we rely;
•We face the risk of political and economic crises, instability, terrorism, civil strife, labor conflicts, expropriation, corruption and other risks of doing business in emerging markets;
•Latin American governments have exercised and continue to exercise significant influence over the economies of the countries where we operate. This involvement, as well as political and economic conditions, could adversely affect our business;
•Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls;
•E-commerce transactions in Latin America may be impeded by the lack of secure payment methods;
•Provisions of our certificate of incorporation and Delaware law could inhibit others from acquiring us, prevent a change of control, and may prevent efforts by our stockholders to change our management;
•We may require additional capital in the future, and this additional capital may not be available on acceptable terms or at all;
•Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well; and
•We cannot guarantee that any share repurchase program will be fully consummated or will enhance stockholder value, and share repurchases could increase the volatility of our stock prices and diminish our cash reserves.
Set forth below is a full description of each of the risks that we believe are material to our stockholders and prospective stockholders. You should carefully consider the following factors in evaluating our company, our properties and our business.
Risks related to our business and operations
Our business depends on the continued growth of online commerce, the commercial and financial activity that our users generate on our platform and the availability and reliability of the Internet in Latin America.
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
The e-commerce and omnichannel retail, e-commerce services, fintech and digital content and electronic devices industries are relatively new in Latin America, rapidly evolving, highly innovative and intensely competitive, and we expect competition to become more intense in the future. To compete successfully, we must accurately anticipate technology developments and deliver innovative, relevant and useful products and services in a timely manner. Our competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than we do, and they may also devote greater resources to the development, promotion, and sale of products and services.
Barriers to entry are relatively low and current offline and new competitors, including small businesses who want to create and promote their own stores or platforms, can easily launch new sites, mobile platforms or applications at relatively low cost using software that is commercially available or partner with other e-commerce, search, advertising or social media companies. Users who purchase or sell goods and services through us have increasingly more options and merchants have more channels to reach consumers. Competitors may also be more narrowly focused on a particular type of goods and create a compelling community.

We have many competitors in different industries, ranging from large and established companies to emerging start-ups. Mercado Libre’s Marketplace currently competes with a number of companies, including: traditional brick and mortar retailers, e-commerce and omnichannel retailers and vendors and distributors offering physical, digital and interactive media products that we offer and sell on our platform; online sales, auction services and comparison shopping websites; social media platforms and online and app-based means of search engines for the purchase of goods and services; companies that provide e-commerce related services such as inventory, storage and supply chain management, fulfillment, advertising and payment processing; other small online service providers, including those that serve specialty markets; business-to-consumer online commerce services; in each case located throughout Latin America. Mercado Pago competes with existing online and offline payment methods, including, among others: traditional banks and financial institutions; fintechs (e.g., crowdfunding institutions, electronic payment providers), and other providers of financial services, particularly credit, prepaid and debit cards, checks, money orders, and electronic bank deposits and transactions; payment networks that facilitate processing and aggregation of payments cards and retail networks; tokenized and contactless payment services, digital wallets, QR code-based solutions and other payment solutions; international and local online payments services; the use of cash, which is often preferred in Latin America; offline funding alternatives such as cash deposit and money transfer services; peer to peer payments and electronic money remittances and other point of sale terminals and devices or technologies installed at merchants’ sites.
Competitors with larger, more well-established and well-financed companies have greater resources, longer history, greater brand recognition, more customers and better access to suppliers of critical inputs and products. This positioning allows our competitors to acquire, invest in or enter into commercial relationships with competing businesses, adopt more aggressive pricing, secure better terms from suppliers, devote more resources to technology, marketing and promotional campaigns, infrastructure, fulfillment and payment solutions. These competitive advantages could be used to harm our competitive position through the adoption of restrictive covenants with suppliers, self-preferencing their product offerings, tying and bundling services and cross subsidizing. Competing services tied to established banks and other financial institutions may offer greater liquidity and create greater consumer confidence in the safety and efficacy of their services. Established banks and other financial institutions currently offer online payments and those that do not yet provide such a service could quickly and easily develop it.
In many cases, companies that directly or indirectly compete with us provide Internet access. Some of these providers may take measures that could degrade, disrupt, increase the cost of customers’ use of our services or advocate in favor of government measures that could increase or change regulatory requirements resulting in increased costs for us, all of which could adversely affect our business and results of operations. Further, discrepancies in enforcement of existing laws may enable our lesser known competitors to aggressively interpret those laws without commensurate scrutiny, thereby affording them competitive advantages. Some of our competitors have been accused of illegal and anticompetitive conduct in markets where we actively compete, making it easier for them to replicate such conducts in Latin American countries where such commercial policies have not yet been put to test before antitrust authorities.
The global financial services and payments industry is continuously changing and increasingly subject to regulatory supervision and continued examination. Some of the payment services offered by our competitors operate at lower commission rates than Mercado Pago’s current rates, which has resulted in market pressures with respect to the commissions we charge for our Mercado Pago services. Moreover, establishing a financial services and payments solution entity in Latin America has proven to be difficult and resource intensive (time and money). Traditional banking and financial institutions still have significant influence over sectoral regulators, which makes it harder to promote innovative payment solutions and policy changes to adapt regulation to an ever changing and fast growing innovative and disrupting industry.
We rely on third-party platforms, such as Google Play and Apple app stores, to access our Mercado Libre and Mercado Pago apps.
Our Mercado Libre and Mercado Pago apps are accessed through third-party platforms, such as Google and Apple’s app stores. We are subject to the standard terms and conditions that these providers have for application developers, which govern the content, promotion, distribution, and operation of apps on their platforms or marketplaces, and which the providers can change unilaterally on short or no notice. Those terms and conditions include limitations on the sale of digital goods and services, (e.g., streaming video services), the mandatory use of the providers’ own payment processor for the sale of digital goods with a steep fee that ranges from 15% to 30% of the product’s listed price and anti-steering rules that forbid developers from informing users of their apps that alternative means of purchase are available outside the respective app store. Apple also forbids the distribution and commercialization of third-party digital goods, thereby prohibiting the development of a digital goods marketplace in iOS in competition with Apple. Apple and Google’s terms and conditions for in-app purchases of digital goods may cause friction with Mercado Libre’s initiatives for its loyalty program as well as other new projects involving the sale of digital goods. These limitations may prevent the deployment of initiatives for mobile apps, thereby limiting the range of their overall impact. These limitations may materially affect our competitiveness with respect to other digital integrated conglomerates that do not face the same limitations, thereby impacting our capacity to grow, to innovate and to enter and compete in new markets. In addition, if changes to the existing terms and conditions interfere with the distribution of our products, if the platforms are unavailable for any prolonged period of time or if we are unable to maintain a good relationship with these third-party providers (including as a result of ongoing or future claims of anticompetitive practices), our business and results of operations could suffer.

Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner.
Rapid, significant, and disruptive technological changes impact the industries in which we operate, and the effects of technological changes on our business are uncertain. Our success depends on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards; if we are unable to do so in a timely or cost-effective manner, our business could be harmed.
We plan to continue to expand our operations by expanding our services internationally and developing and promoting new and complementary services. We may have limited or no experience in our newer market segments, which can present new and difficult technology challenges. We may not succeed at expanding our operations in a cost-effective or timely manner, and our expansion efforts may not have the same or greater overall market acceptance as our current services, which could damage our reputation and diminish the value of our brands. Similarly, a lack of market acceptance of these services or our inability to generate satisfactory revenues from any expanded services to offset their cost could have a material adverse effect on our business, results of operations and financial condition.
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
We may also need to enter into relationships with various strategic partners, websites, other online service providers, shipping companies and other third parties necessary to our business. The increased complexity of managing multiple commercial relationships could lead to execution problems that can affect current and future revenues and operating margins, as well as our reputation. The expansion of our Mercado Pago and Mercado Envios businesses into new countries may also require a close commercial relationship with one or more local banks or other intermediaries, which may prevent, delay or limit the introductions of our services in such countries.
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
Our success depends largely upon sellers accurately representing and reliably delivering the listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, complaints from users who did not receive the purchase price or the goods agreed to be exchanged, and regarding the quality or the partial or non-delivery of purchased items. While we can suspend the accounts of users who fail to fulfill their obligations to other users, we do not have the ability to force users to meet their obligations. Our Buyer Protection Program, which is generally available to all of our buyers, has been implemented to address those situations, subject to certain conditions. As we expand the coverage of our Buyer Protection Program, the number and amount of reimbursements may increase. Effective customer service requires significant personnel expense and investment in developing programs and technology infrastructure to help customer service representatives carry out their functions, which if not properly managed, could significantly impact our profitability.
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
We are subject to the risk of fraudulent activity on our platforms by our users, including with respect to Mercado Pago fraudulent and illicit sales, money laundering, bank fraud, fraud from means of payment entities, employee fraud and online securities fraud. Measures to detect and reduce the occurrence of fraudulent activities are complex and require continuous improvement, and there can be no assurance that they will be sufficient to accurately detect, prevent or deter fraud, particularly new and continually evolving forms of fraud. As our business grows, the cost of remediating for fraudulent activity, including customer reimbursements, may materially increase and could negatively affect our operating results. In addition, users’ fraudulent or potential illegal activities when using any platform we operate could expose us to civil or criminal liability and could have a material adverse effect on our financial performance, our business or reputation in the future.

We incur losses from claims of customers who did not authorize a purchase, from buyer fraud and from erroneous transmissions. Third parties have attempted, and will likely continue to attempt, to abuse access to and misuse our payments solution to commit fraud by, among other things, creating fictitious accounts using stolen or synthetic identities or personal information, making transactions with stolen financial instruments, abusing or misusing our services for financial gain or fraudulently inducing users of our platforms into engaging in fraudulent transactions. Due to the digital nature of our payments services, third parties may perform abusive schemes or fraud attacks that are often difficult to detect and may reach a scale that would otherwise not be possible in physical transactions. Numerous and evolving fraud schemes and misuse of our payments service could subject us to significant costs and liabilities, require us to change our business practices, lead to loss of customer confidence in, or decreased use of, our products and services, damage our reputation and brands, and divert the attention of management from the operation of our business. In addition to the direct costs of such losses, if the losses are related to credit card transactions and become excessive, they could result in Mercado Pago losing the right to accept credit cards for payment, which could adversely affect our business.
We are subject to consumer trends and could lose revenue if certain items become less popular or if we fail to meet customer demand.
Our future revenues depend on continued demand for the types of goods that we sell, that users list on the Mercado Libre Marketplace or that users pay for with Mercado Pago on or off the Mercado Libre Marketplace. Demand for our products and services can fluctuate significantly for many reasons, including due to perceived availability, consumer trends, seasonality, promotions, product launches, defective products or unforeseeable events, such as in response to natural or man-made disasters, public health crises, extreme weather (including as a result of climate change), geopolitical events, or changes in or uncertainty about macro-economic conditions, which could impact the overall volume of transactions on our platforms. A decline in the demand for or popularity of certain items sold through the Mercado Libre Marketplace without an increase in demand for different items could result in reduced revenues. Also, certain consumer “fads” or other factors may temporarily inflate the volume of certain types of items listed on the Mercado Libre Marketplace, posing an inventory risk and placing a significant strain on our infrastructure and transaction capacity. These trends may also cause significant fluctuations in our operating results from one quarter to the next.
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
Manufacturers may limit distribution of their products by distributors, prevent distributors from selling through us or encourage governments to limit e-commerce.
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
Our failure or the failure of our partners to manage Mercado Pago users’ funds properly could harm our business.
Our ability to manage and account accurately for Mercado Pago users’ funds requires a high level of internal controls. As Mercado Pago continues to grow, we must strengthen our internal controls accordingly. Mercado Pago’s success requires significant consumer confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to properly manage customer funds could severely reduce customer use of Mercado Pago, and we could be found to be in violation of applicable laws and regulations, be subject to fines or other penalties or forced to cease providing this service.
Mercado Pago offers its users in Argentina and Mexico the option to use the balances stored on their Mercado Pago wallets to invest in low-risk investment funds (money market fund equivalents). For the purposes of offering such intermediated investment functionality, Mercado Pago entered into diverse contractual relationships with licensed third party brokers and fund managers who serve as the managers of the investment funds and the facilitators of all associated investment services, including but not limited to the execution of investment orders. The scope of Mercado Pago’s involvement in these services is strictly limited to (i) the processing of charges and payments from users that use their balances held with Mercado Pago to invest, and (ii) sending the appropriate instructions to our investment partners. The third party providers have complete decision-making authority over the funds and their investment strategies. In Brazil, we have also partnered with a third party with a focus on the financial inclusion of users, to launch three Investment Fund options, allowing users to diversify their investment portfolio in an accessible way and with options for quick withdrawal. A disruption in our relationships with such third party providers or any of the services they provide to our users, could adversely affect our customers’ confidence in our business. In addition, the value of the investments made by our users in the respective investment funds, may fluctuate over time as a result of market conditions and investment decisions made by our third party providers. If there is a disruption in the services provided by our third party providers or the investments made by our users otherwise decrease in value, our users may try to pursue claims or legal actions against us, which could affect our reputation and results of operations.

We rely on banks and investment funds which acquire Mercado Pago’s receivables and payment processors to fund transactions, and changes to card association fees, rules or practices may adversely affect our business.
Mercado Pago relies on banks, investment funds or payment processors to process the funding of Mercado Pago transactions and Mercado Libre Marketplace collections, and must pay a fee for this service. From time to time, card associations may increase the interchange fees they charge for each transaction using one of their cards. Card processors have the right to pass on to us any increases in interchange fees or their own fees for processing. These increased fees increase the operating costs of Mercado Pago, reduce our profit margins from Mercado Pago operations and, to a lesser degree, affect the operating margins of the Mercado Libre Marketplace. We also offer Mercado Pago prepaid and credit cards in Brazil under the VISA brand, as well as an electronic payment funds card (equivalent to a debit card) in Mexico and Argentina issued under the MasterCard brand. If any of these companies were to be unwilling or unable to provide these services to us, or if they are willing to provide these services but at less favorable terms, our business and results of operations would be adversely affected.
We are also subject to, or required by processors to comply with, card association operating rules. The card associations and their member banks set and interpret the card rules. Some of those member banks compete with Mercado Pago. Card companies could adopt new operating rules or re-interpret existing rules that we or Mercado Pago’s processors may find difficult or even impossible to follow. As a result, we could lose our ability to provide Mercado Pago customers the option of using debit, prepaid or credit cards to fund their payments and MercadoLibre users the option to pay their fees using a debit, prepaid or credit card, which could be materially adverse to our business.
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
If the condition of the financial services industry deteriorates or becomes weakened for an extended period of time, any of the following factors could have a material adverse effect on our business, operating results, and financial condition:
•Disruptions to the capital markets or the banking system may materially adversely affect the value of investments or bank deposits we currently consider safe, liquid or that provide a reasonable return, and we may be unable to find suitable alternative investments, which could result in lower interest income or longer investment horizons;
•We may be required to increase the installment and financing fees we charge to customers for purchases made in installments or cease offering installment purchases altogether, each of which may result in a lower volume of transactions completed;
•We may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so. Due to the nature of our Mercado Pago and Mercado Libre Marketplace businesses, we generate high credit card receivables and consumer and merchant loans that from time to time we sell to financial institutions, and accordingly, lack of access to credit or significant changes to the terms of any existing credit, or bank liquidations could cause us to experience severe difficulties; and
•The failure of financial institution counterparties to honor their obligations to us under credit instruments could jeopardize our ability to rely on and benefit from those instruments. Our ability to replace those instruments on the same or similar terms may be limited under difficult market conditions.
A rise in interest rates may negatively affect our Mercado Pago payment volume.
We offer users the ability to pay for goods purchased in installments using Mercado Pago in some of the countries where we operate. In 2022 and 2021, installment payments represented 19.8% and 24.8%, respectively, of Mercado Pago’s total payment volume. To subsidize the cost of the installment payment feature, from time to time we pay interest to discount credit card receivables, securitize credit card receivables through trusts or finance Mercado Pago business through financial debt. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users that would likely have a negative effect on Mercado Pago’s total payment volume.
Changes in Mercado Pago’s funding mix and ticket mix could adversely affect Mercado Pago’s results.
Mercado Pago pays significant transaction fees when customers fund payment transactions using certain debit and credit cards or through unaffiliated entities, nominal fees when customers fund payment transactions from their bank accounts and no fees when customers fund payment transactions from an existing Mercado Pago account balance. Mercado Pago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Customers may prefer to pay using credit cards rather than bank account transfers for a number of reasons, including the ability to pay in installments, the ability to dispute and reverse charges, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us.

Certain costs and transactions fees that Mercado Pago pays in connection with certain payment methods are fixed regardless of the ticket price. Currently, Mercado Pago, if applicable, charges a fee calculated as a percentage of each transaction. If Mercado Pago receives a larger percentage of low ticket transactions, our profit margin may erode, or we may need to raise prices, which, in turn, may affect the volume of transactions.
Our Mercado Credito solution exposes us to the credit risk of our merchants and consumers, among other risks.
Our Mercado Credito solution is offered to certain merchants and consumers, and the financial success of this product depends on the effective management of the credit related risk. We assess the credit risk of merchants and/or consumers seeking a loan based on a risk model internally developed, among other factors, which may not accurately predict their creditworthiness due to inaccurate assumptions about the particular merchant and/or consumer or the economic environment or limited product history, among other factors. The accuracy of the risk model and our ability to manage credit risk may also be affected by legal or regulatory changes (e.g., bankruptcy laws and minimum payment regulations), competitors’ actions, changes in consumer behavior, funding resources, changes in the economic environment and other factors.
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
In certain countries where we operate, we offer users our Mercado Envios shipping service through integration with local carriers. We generally pay local carriers directly for their shipping costs, and then we decide how much of those costs we transfer to our customers. The decision to raise the shipping fees we charge to users may have a negative effect on Mercado Envios’ shipping volume, and the decision not to do that may result in an increase in operating costs of Mercado Envios which could generate net losses in our commerce operations.
We rely on a number of local carriers (through non-exclusivity agreements) to receive the inventories for our first-party business and on third parties to ship orders to customers. The unavailability of the services of local carriers because of unfavorable contractual or commercial terms or performance problems or any other difficulty experienced by the local carriers could negatively affect our ability to provide shipping services to our customers, which could in turn have a material adverse effect on our shipping service, operating results, and financial condition.
Failure to successfully operate our fulfillment network may also negatively affect our business.
Through our logistics solution, Mercado Envios, we offer sellers on our platform fulfillment and warehousing services, including maintaining inventories of third parties that sell products through our platform. We also use fulfillment and warehousing services for our first-party business. As we continue to add fulfillment centers, our fulfillment network may become more complex, and the operation of such centers may present significant challenges including an increased complexity of tracking inventories and operating our fulfillment network. Our failure to accurately forecast customer demand, staffing and properly handle inventories and commercial relationships with third parties could result in excess or insufficient fulfillment capacity, service interruptions, an inability to optimize platform fulfillment or staffing, unexpected costs and adversely affect our reputation or results of operations. Any supply chain constraints that affects us, our merchants or vendors could also adversely affect our ability to operate our fulfillment network effectively.
We offer to sellers our Fulfillment Protection Program, for any damage or loss of seller’s inventories as a result of using our fulfillment network service, subject to certain conditions. We may in the future receive additional requests from sellers requesting reimbursement or threatening legal action against us if we do not reimburse them, the result of which could materially adversely affect our business and financial condition.
We continue to build new warehouses to manage increasing demand on our logistics solution. These construction efforts are subject to a risk of delay and also to risks relating to the quality of the construction, both of which could increase our costs and impact our ability to grow capacity in time to adequately meet demand.

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
If we are unable to compete effectively for advertising spend, or if our merchants reduce advertising spend, our business and results of operations could be materially harmed.
We developed a growing advertising business on our platform. If we are unable to compete effectively for advertising spend, or if merchants reduce advertising spend due to adverse macroeconomic conditions or for other reasons, our business and results of operations could be materially harmed. Our ability to maintain or increase the amount and pricing of advertising sold through our platform will depend on our ability to create more value (such as increased numbers of users, transactions and monetization, as well as increased brand awareness) than our competitors. Some of our competitors are online sites that have larger customer bases and greater brand recognition, as well as a better understanding of local culture and commerce in certain jurisdictions. Failing to provide superior value or deliver advertisements effectively and competitively could harm our reputation, financial condition and operating results. Changes to our advertising policies and data privacy practices, or those of other companies, may adversely affect the advertising that we are able to sell. In addition, the existence and development of technologies that block ads online or affect our ability to customize ads could harm our advertising business.
We may not realize benefits from recent or future strategic investments, acquisitions of businesses, technologies, services or products despite their costs in cash and dilution to our stockholders.
We intend to continue to enter into a wide array of potential strategic transactions, including strategic investments, acquiring businesses, technologies, services or products, as appropriate opportunities arise. We may not, however, be able to identify, negotiate or finance such future acquisitions successfully or at favorable valuations, or to effectively integrate these acquisitions with our current business. Strategic transactions may involve significant additional challenges, uncertainties and risks, including, but not limited to, unforeseen operating difficulties and expenditures, challenges of integrating new employees, systems, technologies, and business cultures; failure to develop the acquired business adequately; disruption of our ongoing operations and diversion of our management’s attention; inadequate data security, cybersecurity and operational and information technology resilience; failure to identify, or our underestimation of, commitments, liabilities, deficiencies and other risks associated with acquired businesses or assets; and potential exposure to new or increased regulatory oversight and uncertain or evolving legal, regulatory and compliance requirements; potential reputational risks that could arise from transactions with, or investments in, companies involved in new or developing businesses or industries, which may be subject to uncertain or evolving legal, regulatory and compliance requirements; failure of the transaction to advance our business strategy and of its anticipated benefits to materialize; potential impairment of goodwill or other acquisition-related intangible assets; and the potential for our acquisitions to result in dilutive issuances of our equity securities or significant additional debt. Strategic transactions may also heighten many of the risks described in this “Risk Factors” section.
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
Our performance depends substantially on the continued services and on the performance of our senior management and other key personnel. Our ability to retain and motivate these and other officers and employees, as well as our ability to successfully transition key roles, is fundamental to our performance.
Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for these personnel is intense, and we cannot assure you that we will be able to successfully attract and retain sufficiently qualified personnel. In addition, changes we make to our current and future work environments may not meet the needs or expectations of our employees or may be perceived as less favorable compared to other companies, which could adversely affect our ability to attract and retain qualified personnel.

We may have inadequate business insurance coverage, which would require us to spend significant resources in the event of a disruption of our services or other contingency.
Even though we have business insurance coverage to face major contingencies affecting our services and goods, it may be inadequate to compensate for our losses, its coverage may be limited, or the amount of our insurance may be less than the related loss. Any business disruption, litigation, system failure or natural or man-made disaster may cause us to incur substantial costs and divert resources, which could have a material adverse effect on our business, results of operation and financial condition.
The continuing effects of the COVID-19 pandemic on our business remain uncertain.
The continuing effects of the pandemic on our business, operations, or financial results remain uncertain and will depend on numerous evolving factors that we cannot predict, including, but not limited to the ongoing duration of the pandemic and its impact on economic activity and consumer behavior.
Consumer behavior changed rapidly during the course of the COVID-19 pandemic. Our business benefited from the shift from in-store shopping and traditional in-store payment methods (e.g., credit cards, debit cards and cash) towards e-commerce and online payments that was accelerated by the pandemic. These results, as well as other metrics such as net income and other financial and operating data, may not be indicative of results for future periods and our future operating results may fall below expectations. As the COVID-19 pandemic winds down in many parts of the world, the extent to which consumer preferences will revert to pre-COVID-19 behaviors is uncertain, and our business, financial condition and results of operations could be adversely impacted.
Our debt instruments contain restrictions that limit our flexibility in operating our business, and changes by any rating agency to our outlook or credit rating could negatively affect us.
The terms of our senior unsecured notes issued in January 2021 and certain collateralized debt under securitization transactions contain, and any debt instruments we enter in the future may contain, covenants that restrict or could restrict, among other things, our business and operations. Failure to pay amounts due under a debt instrument or breach any of its covenants may result in the acceleration of the indebtedness (subject in certain cases to a grace or cure period). Moreover, any such acceleration and required repayment of, or default in respect of, any of our indebtedness could, in turn, constitute an event of default under other debt instruments, thereby resulting in the acceleration and required repayment of other indebtedness we may have. Any of these events could materially adversely affect our liquidity and financial condition.
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
In the event the conditional conversion feature of the 2028 Notes is triggered, holders of the outstanding 2028 Notes will be entitled to convert the outstanding 2028 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2028 Notes, we can decide to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity.
We hold and may acquire digital assets that may be subject to volatile market prices, impairment and unique risks of loss.
In February 2021, we began to use a portion of our cash reserve to purchase digital assets or certain other alternative reserve assets. During 2021, we invested an aggregate $30 million in bitcoin and ether (both, cryptocurrencies), and we may continue acquiring and holding digital assets from time to time in the future. However, in 2022 we have not bought additional cryptocurrencies.
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

Most digital assets are currently considered indefinite-lived intangible assets under applicable accounting rules, meaning that any decrease in their fair value below our carrying value for such assets at any time will require us to recognize impairment charges. This may adversely affect our operating results in any period in which such impairment occurs, which in turn could have a material adverse effect on the market price of our shares. We do not recognize any increases in fair value while we hold the assets.
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
We have published an integrated annual impact report, sustainability bond reports in connection with the allocation of proceeds from the sale of our 2.375% Sustainability Notes due 2026 (the “Sustainable Bond”), a Sustainability Bond Framework 2020 (the “Framework”), and a specific analysis of climate related risk factors following the guideline and recommendations of the Task Force on Climate-related Financial Disclosures. These reports describe, among others, our policies, practices and initiatives across a variety of environmental, social and governance (“ESG”) matters, including our contribution to socio-economic development, diversity, inclusion and financial education, our sustainable development goals and manifesto, and human capital management. The implementation of these goals and initiatives may require considerable investments, and the goals set forth in these reports are complex and ambitious and subject to contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance. As such, we cannot guarantee that we will achieve any of these goals, including, but not limited to, the Company’s intention to allocate the proceeds from the sale of the Sustainable Bond to eligible projects meeting the criteria and within the time frame described in our Framework. Further, these efforts may contribute to increased scrutiny from customers, regulators, investors and other stakeholders related to our ESG practices and disclosure. For example, some of our Marketplace customers may elect to reduce purchases from us if we are unable to verify that our performance and products meet the specifications of responsible sourcing programs. Investor advocacy groups, investment funds and institutional investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights.
In addition, there can be no assurance that our current policies, practices, reporting frameworks and principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the U.S. and elsewhere. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, taxes, diligence and disclosure. The costs of changing any of our current practices to comply with any new legal and regulatory requirements in the U.S. and elsewhere may be substantial. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers. Increased ESG related compliance costs for us as well as among Marketplace merchants and vendors and various other parties within our supply chain could result in increases to our overall operational costs.
Failure or perceived failure to adapt to achieve our goals or commitments, or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners and our stock price. Government, media or activist pressure to limit emissions could negatively impact consumers’ perceptions of our products and services, which could have a material adverse effect on our business, and the actions taken by governments and other actors to reduce emissions could impose costs that could materially affect our financial condition. In addition, our sustainability initiatives may be unsuccessful for a variety of reasons, including if we are unable to realize the expected benefits of new technologies or if we do not successfully plan or execute new strategies, or if we fail to timely allocate the proceeds from our Sustainable Notes, which in turn could harm our business or damage our reputation.
There are potential risks related to our loyalty token program and our cryptocurrency buy, hold and sell feature.
There are potential risks to MercadoLibre from the loyalty token program. Because of the novelty of digital assets, there is potential regulatory uncertainty about the legal and accounting treatment of the tokens issued in connection with the loyalty program in different jurisdictions, which could limit our ability to roll out or continue the program successfully. If the impact of the program becomes material to our operations, our reported results could be affected by variations in the market price of the token, since the tokens can be used by users as a means of payment on the Mercado Libre Marketplace at their market price at the moment of payment. While we have taken steps to make the tokens secure, digital assets in the custody of various other custodians have in the past been hacked or lost, and any users of our tokens that in the future may have similar experiences might try to pursue claims against us, which could affect our customer’s confidence on our digital assets and therefore affect our reputation and results of operations. Our tokens will likely fluctuate in value and, if the loyalty token program is unsuccessful or the tokens otherwise decrease in value, users may try to pursue claims against us. Any such claims could affect our customers’ confidence in our digital assets, affecting our reputation and results of operations. We cannot assure that the loyalty token program will achieve its objectives relating to customer usage and customer loyalty.

We provide our customers the ability to access through our Mercado Pago platform crypto-assets trading and custody services that are rendered by third parties, which allows users to buy, hold and sell certain global cryptocurrencies and stablecoins. We also rely on third party service providers to perform several functions in connection with our loyalty token program. Such service providers (“SPs”) provide our customers token and crypto-assets exchange services (whereby customers can buy and sell tokens and certain crypto-assets) as well as tokens and crypto-assets custody services. The SPs are also responsible for securing our customers’ tokens and crypto-assets and protecting them from loss or theft. We in turn provide a platform that acts as an interface for our customers to access the SPs’ services. A disruption in our relationship with the SPs or in any of the services provided by them to users could adversely affect our customers’ confidence in our loyalty token program, crypto-assets offerings through the SPs and on our business.
Our SPs rely on computer software, hardware and telecommunications infrastructure and networking to provide services to our customers related to the token and crypto-assets exchange and custody services. These computer-based services are subject to disruption, delay and/or failure, which could cause our users to lose access to our Mercado Pago platform or to the SPs’ services. Any such technical issues could negatively affect our customers’ confidence in our token and the crypto-assets offering through the SPs and on our business.
The SPs maintain the cryptographic private keys which allow access to the digital wallets where our customers’ token and crypto-assets are held and custodied. In the event that those private keys are lost, destroyed, unable to be accessed or anyway compromised and no back up of such private keys exists, the SPs will not be able to access the tokens or crypto-assets held by our customers in their custody. The SPs’ failure to safeguard the crypto-assets owned by our customers may result in losses to our customers, which could adversely affect our customers’ confidence in our crypto-assets and on our business. In addition, the SPs’ failure to maintain necessary controls or safeguard against improper transactions due to process or control oversight could lead to sanctions and reputational harm for the Company.
The regulatory environment concerning digital assets is uncertain and evolving. Changes in laws and regulations regarding crypto-assets, services that involve a partnership with a custodian and blockchain infrastructure providers, as well as the perception of the market regarding this type of asset, may negatively impact our ability to enable our customers to buy, hold and sell crypto-assets in the future and may adversely affect our business.
Natural disasters, climate change, geopolitical events, global health epidemics or pandemics and catastrophic events could materially adversely affect our financial performance.
The occurrence of one or more natural disasters, such as hurricanes, tropical storms, floods, fires, earthquakes, tsunamis, cyclones, typhoons; weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise; geopolitical events; global health epidemics or pandemics or other contagious outbreaks; and catastrophic events, such as war, civil unrest, terrorist attacks or other acts of violence, including active shooter situations, acts of vandalism or terrorism, labor or trade disputes, and similar events in countries in which we operate, in which our users are located, or in other areas of the world (such as in Ukraine where armed hostilities currently exist between Ukraine and Russia) could adversely affect our operations and financial performance.
Such events could result (whether directly or indirectly) in physical damage to, or the complete loss of, one or more of our facilities, loss or spoilage of inventory, limits on our ability to receive the inventories of third parties efficiently and ship orders to customers, business interruption, the lack of an adequate work force in a market, the unavailability of our platforms to our users, changes in the purchasing patterns of consumers and in consumers’ disposable income, the temporary or long-term supply chain and logistics disruption, the disruption of critical infrastructure and communication systems, banking systems, utility services or energy availability.
Furthermore, the long-term impacts of climate change, whether involving physical risks (such as extreme weather conditions, drought, or rising sea levels) or transition risks (such as regulatory or technology changes) are expected to be widespread and unpredictable. Physical risk may result in: disruption of operations and distribution, as well as higher costs, due to increased frequency and intensity of severe storms, wildfires, high-speed wind, flooding, sea level rise, drought precipitation and rising mean temperatures; increased insurance premiums due to increased exposure to physical weather perils; and increased heat stress to our workforce and increased costs throughout operations, supply chain and distribution due to greater cooling needs. These events and their impacts could materially adversely affect our business.
Legal and Regulatory Risks
We are subject to extensive government regulation and oversight. Failure to comply with existing and future rules and regulations in the jurisdictions in which we operate could adversely affect the operations of one or more of our businesses in those jurisdictions.
Our business is subject to the laws, rules, regulations and policies of the countries in which we operate, as well as the legal interpretation of such regulations by administrative bodies and the judiciary of those countries, including, but not limited to, those listed below. Further, because our services and products are available in a number of countries, certain foreign jurisdictions may claim that we are required to comply with their laws. The expansion of our business may also result in increased regulatory oversight and enforcement, as well as licensing requirements. In addition, our operations in most of the countries where we operate are subject to risks related to compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable U.S. and other local laws prohibiting corrupt payments to government officials and other third parties.

Any changes to, enforcement of, failure, or perceived failure to comply with these regulations, or the enactment of new regulations, could result in lawsuits, civil or criminal penalties, or fines against the Company or its subsidiaries, forfeiture of significant assets, an outright or partial restriction on our operations, additional compliance and licensure requirements, an adverse impact on our business, results of operations or financial position, or may otherwise force us to change the way we or our users do business, which could adversely affect the operations and reputation of our businesses in those jurisdictions. We have been and we expect that we will continue to be involved in disputes or regulatory inquiries that arise in the ordinary course of business, the number and significance of which has increased as our business has expanded. The media, political and regulatory scrutiny that we may face could increase or amplify these risks.
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
Privacy and user Data Protection
We are subject to laws relating to the collection, use, storage and transfer and, in general, the processing of personal data about our providers, employees and, principally, our users. We expect that these regulations will increase both in number and in the level of stringency, in ways we cannot predict, including with respect to evolving technologies such as cloud computing, artificial intelligence and machine learning, and blockchain technology. Should we fail to comply with these laws, which apply to processing of all personal data, including the interactions with third-parties, transfers of information amongst our employees in the course of their work for us, our subsidiaries, and other parties with which we have commercial relations, we may be subject to significant penalties and negative publicity, which would adversely affect us.
Consumer Protection
Government and consumer protection agencies have in the past received a substantial number of complaints against us. These complaints are small as a percentage of our total transactions, but they could become large in aggregate (absolute) numbers over time.
Taxation
As far as taxation and the digital economy is concerned, many taxing jurisdictions and international organizations are considering changes to tax laws and policies in order to address so-called base erosion and profit shifting. These discussions aim to support and guide tax reforms that may impact e-commerce and internet based companies, including reforms related to corporate income taxation and also to value added taxes.
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
Competition
We may receive scrutiny from various governmental agencies under competition laws in the countries where we operate. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. Other companies or governmental agencies may allege that our actions violate antitrust or competition laws, or otherwise constitute unfair competition. Contractual agreements with buyers, sellers, or other companies could give rise to regulatory action, antitrust investigations or litigation. Also, our business practices could give rise to regulatory action, antitrust investigations or litigation. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of Management time and effort, and could result in significant judgments against us.
Banking, Money Transmission and Domestic or Cross-Border Electronic Funds Transfer
A number of jurisdictions where we operate have enacted legislation regulating money deposits, transmitters and/or electronic payments or funds transfers. We are subject to regulation in Brazil, Argentina, Mexico, Chile, Peru, Colombia and Uruguay, that require or would require us to obtain licenses or regulatory authorizations to operate certain services provided by Mercado Pago and that would subject us to additional regulatory requirements. As an authorized or licensed payment services provider, electronic money institution and/or money transmitter in certain jurisdictions where we operate, we are subject to, among other requirements, restrictions with respect to the investment of customer funds, reporting requirements and inspection by regulatory agencies.

Any changes to, or failure to comply with, money services laws or regulations or any tax regulations, or if we engage in an unauthorized banking or financial business, could result in liability, inability to continue doing business with residents of certain countries, changes to our business or regulatory status. Any of these changes could result in making the service less attractive to users, decreasing the speed of trade on the Mercado Libre Marketplace, increasing our financial costs or change our financial model, which would further harm our business and results of operations. Even if we are not forced to change our Mercado Pago business, we could be required to obtain licenses or regulatory approvals.
Anti-Money Laundering
We are subject to anti-money laundering laws and regulations that prohibit, among other things, involvement in receiving and/or transferring the proceeds of criminal activities and impose obligations to identify the users and request certain information and documentation that, in certain circumstances, must be shared with regulators or government institutions. Because laws and regulations differ in each of the jurisdictions where we operate, as we roll-out and adapt our business in other countries, additional verification and reporting requirements could apply. These regulations’ requirements, as well as any future regulation and any additional restrictions, could raise our costs significantly and reduce the attractiveness of the Company. Failure to comply with anti-money laundering laws could result in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.
Sanctions
As a U.S-incorporated entity, MercadoLibre is subject to U.S. sanctions administered by the Office of Foreign Assets Control (“OFAC”). MercadoLibre’s non-U.S. subsidiaries are required to comply with U.S. sanctions in the same way that MercadoLibre is required to comply with such sanctions. OFAC has the authority to impose civil penalties for violations of U.S. sanctions, and the U.S. Department of Justice is authorized to bring criminal actions against persons that willfully violate U.S. sanctions. Compliance with United Nations sanctions is also mandatory under local law in the jurisdictions where MercadoLibre operates. Failure to comply with local obligations could result in significant criminal and civil penalties, in addition to reputational and operational consequences.
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
Sale, Storage and/or Transportation of Goods and Services
Laws specifying the scope of liability of providers of online services for the activities of their users through their online service are currently unsettled in most of the Latin American countries where we operate. For instance, we may be liable for fraud committed by sellers and losses incurred by buyers when purchasing items through our platform. Our policies prohibit the sale, storage and/or transport of certain items (both on our platform and/or in our fulfillment centers and/or through third party carriers providing services to Mercado Libre) and we have implemented various actions to monitor and exclude unlawful goods and services from our marketplaces, which we continually work to improve.
However, we are aware that certain goods, such as alcohol, tobacco, firearms, animals, adult material and other goods that may be subject to regulation by local or national authorities of various jurisdictions have been traded by users on the Mercado Libre Marketplace in complete infringement to our policies, bypassing our various security efforts and measures to go undetected. We have at times been and may continue to be subject to fines for certain users’ sales of products that have not been approved or infringe laws dictated by the government. We are also aware that certain goods expressly excluded from our shipping services pursuant to our policies were stored in our fulfillment centers and/or delivered through third-party carriers providing services to our users.
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

Intellectual Property Risks
We could face legal and financial liability upon the sale of items that infringe intellectual property rights of third parties and for information and material disseminated through our platforms.
We have received in the past, and anticipate that we will receive in the future, complaints alleging that certain items listed or sold through the Mercado Libre Marketplace or Mercado Shops or using Mercado Pago, or delivered by Mercado Envios infringe third-party copyrights, trademarks and/or other IP rights. Content owners and other IP rights owners have been active in defending their rights against online companies, including us. Our user policy prohibits any content or sale of goods that may infringe third-party IP rights and we may, proactively or at the request of any IP right owner who enrolls in our Brand Protection Program, remove listings based on infringements to our policies, as well as sanction any user who infringes third-party IP rights. Further, through our Mercado Libre Anti-Counterfeiting Alliance, we partner with IP rights owners to enhance Mercado Libre’s proactive removals and to pursue criminal enforcement against repeat offenders.
Despite these measures and our efforts to prevent IP infringements, we are not able to prevent all IP rights infringements and some IP rights owners may consider our efforts insufficient. Mercado Libre was included on the United States Trade Representative’s (USTR) Notorious Markets List for 2020 and the European Commission’s 2020 Counterfeit and Piracy Watch List and was nominated for both lists for the 2021 report. In February 2022, the Office of the USTR released the 2021 Notorious Markets List Report and removed Mercado Libre from that list, and in December 2022 the European Commission released the 2022 Counterfeit and Piracy Watch List and also removed Mercado Libre from that list. In October 2022, we were nominated again for the USTR Notorious Markets List 2022 report, but when it was published in February 2023, Mercado Libre was not included. We anticipate that we may continue to be nominated or included in these and/or any other similar lists, and receive legal claims from content and IP owners alleging violations of their IP rights, which could result in substantial monetary awards, penalties or costly injunctions against us, as well as adversely affect our reputation. It is also possible that new laws and regulations may be adopted with respect to intermediaries’ liability or mandatory out-of-court procedures to solve any disputes related to intermediaries’ liability that could have a material adverse effect on our operations.
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
Our IP rights are critical to our future success and rely on a combination of copyright, trademark, patent designs, trade secret laws and contractual restrictions. The exponential growth of our business in recent years has been accompanied by a corresponding increase in infringement of our IP rights, particularly on social media, such as the registration of infringing domains, fraudulent apps and websites. We cannot assure you that the steps that we have taken or will take in the future to protect our IP rights will be sufficient to prevent misappropriation of our technology, prevent counterfeit sale of our products, or deter independent third-parties from developing similar or competing technologies.
Our trademark portfolio is owned by MercadoLibre Inc. and its subsidiaries, there are no material intellectual property assets jointly owned with any third party. The most valuable intellectual property owned by us are the “Mercado” trademark family portfolio, namely, Mercado Libre, Mercado Pago, Mercado Crédito, Mercado Fondo, Mercado Envíos, Mercado Puntos, Mercado Ads, Mercado Shops, Mercado Coin, among others, its related domain names (TLDs and ccTLDs) and software developments.

We pursue the registration of our intangible assets in each country where we operate. However, we may not have effective protection or it might not be granted to us by the appropriate regulatory authority in every country where our services are available online, meaning our ability to protect our brands against third-party infringers would be compromised and we could face claims by third-party trademark owners. Any claims relating to these issues, whether meritorious or not, could cause us to enter into costly royalty and/or licensing agreements. If any of these claims against us are successful we may also have to modify our brand name in certain countries. Any of these circumstances could adversely affect our business, results of operations and financial condition.
In addition, we have filed in the main countries worldwide new trademark applications for Mercado Libre and Mercado Pago to cover digital goods and services related to the metaverse and we have also sought to register decentralized domains matching our most relevant trademarks. Some of the decentralized domains that we sought to register are already owned by third parties. We have been carrying out a strategy to obtain registration of such decentralized names associated with third-party wallets, but have not been successful so far due to the difficulties to enforce trademark rights in the blockchain domain space.
We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. Our licensees may take actions that could affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, results of operations and financial condition.
To date, we have not been notified that our technology or products infringes third-party rights, but third parties’ claims may arise if our employees use third parties’ software without authorization or in breach of the applicable licenses. We expect to have an increasing number of claims as our business grows. Any of these claims could be expensive and time consuming to litigate or settle and could have a material adverse effect upon our business, results of operations and financial condition. In the past we have been, and we may in the future be, exposed to unauthorized access to our source code, including as a result of human error.
Cybersecurity and Technology Risks
Any delay or problem with operating or upgrading our existing information technology infrastructure could cause a disruption in our business and adversely impact our financial results.
Our ability to operate our business on a day-to-day basis largely depends on the efficient operation of our information technology infrastructure and our cloud providers, the largest of which is Amazon Web Services. We have been and are susceptible to hacks into our systems or other security breaches by unauthorized third parties. We are also susceptible to errors in connection with any systems upgrade or migration to a different hardware or software system, errors or incidents of our cloud providers, bugs or other problems for any of the software we use, either developed in-house or provided by third parties. Security breaches, financial, regulatory or other developments that might prevent these third parties from providing services to us or our users could harm our business.
Our systems and our information technology infrastructure are vulnerable to damage or interruption from natural or man-made disasters, power loss, computer viruses, telecommunication and other operational failures, ransomware attacks or any other kind of denial of service related attacks, physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorism, public health crises (including pandemics), extreme weather (including as a result of climate change) and similar events. The public cloud providers could also decide to close their facilities.
Any steps that we may take to upgrade and improve the stability and efficiency of our information technology may not be sufficient to avoid defects or disruptions in our technology infrastructure, which could cause a disruption in our business and adversely impact our financial results. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. We do not have insurance coverage to compensate for any related losses. Any errors, defects, disruptions, interruptions, delays or cessation of service could result in significant disruptions to our business that could ultimately be more expensive, time consuming, and resource intensive than anticipated. We have experienced and will likely continue to experience defects or disruptions in our technology infrastructure, including system interruptions and delays that make our site and services unavailable or slow to respond for periods of time, which could adversely impact our ability to process transactions on our site or fulfill shipments, which could reduce our revenue, adversely affect our reputation with or result in the loss of users and negatively impact our financial results.
We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business.
A significant risk associated with e-commerce our business is the secure transmission of confidential information over public networks. Our business involves the collection, storage, processing and transmission of customers’ personal data, including financial information. We rely on encryption and authentication necessary to provide the security and authentication technology to transmit confidential information securely. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology that we use to protect customer transaction data.

The techniques used to obtain unauthorized, improper or illegal access to our systems, our data or our customers’ data, to disable or degrade service, or to sabotage systems are constantly evolving, have become increasingly complex and sophisticated, may be difficult to detect quickly, and often are not recognized until launched against a target. While we may not determine some of these issues as material at the time that they occur and may remedy them quickly, there is no assurance that these issues will not ultimately result in significant legal, financial and reputational harm, including government inquiries and enforcement actions, litigation and negative publicity. Unauthorized parties have and may continue to attempt to gain access to our systems or facilities through various means, including hacking into our systems or those of our customers, partners or vendors, or attempting to fraudulently induce our employees, customers, partners, vendors or other users of our systems into disclosing usernames, passwords, payment card information or other sensitive information, which may in turn be used to access our information technology systems and those of third parties with whom we partner. Our users have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails that appear to be legitimate emails sent by Mercado Libre or Mercado Pago or by a user of one of our businesses, but direct recipients to fake websites operated by the sender of the email or misstates that certain payment was credited in Mercado Pago and request that the recipient send the product sold or send a password or other confidential information. Our information technology and infrastructure, including our source code, and those of third parties with whom we partner have been and may continue to be vulnerable to cyberattacks, security breaches, and third parties may be able to access our customers’ personal or proprietary information and card data that are stored on or accessible through those systems. Our security measures may also be breached due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. Our efforts to address undesirable activity on our platform may also increase the risk of retaliatory attack.
Actual or perceived vulnerabilities or data breaches may lead to claims sanctions against us, subject us to investigations or liability, may compromise our reputation, diminish the value of our brands and discourage use of our websites. We also expect to spend significant additional resources to protect against security or privacy breaches, and may be required to address problems caused by breaches. In the case of a personal data breach, we may be required to notify the competent authorities (including central banks and other authorities that regulate our fintech business) and/or the data subject. Additionally, while we maintain insurance policies, we do not maintain insurance policies to reimburse us for losses caused by security breaches. Some of our systems have experienced past security breaches and, although they did not have a material adverse effect on our operating results or reputation, there can be no assurance of a similar result in the future. We cannot assure you that our security measures will prevent security breaches or that failure to prevent them will not have a material adverse effect on our business, results of operations, financial condition and reputation. In addition, any breaches of network or data security of companies we acquire or of our customers, partners or vendors, including parties that provide services to us or to our customers, could have similar negative effects.
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
Risks related to doing business in Latin America
We face the risk of political and economic crises, instability, terrorism, civil strife, labor conflicts, expropriation, corruption and other risks of doing business in emerging markets.
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
We also have operations and deal with government entities and financial institutions in countries in Latin America known to experience corruption. Our activities in these countries create the risk of unauthorized payments or offers of payments by our employees, contractors or agents that could be in violation of various laws including the FCPA, even though these parties are not always subject to our control. Our existing safeguards and any future improvements may prove to be less than effective, and our employees, contractors or agents may engage in conduct for which we may be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our reputation and business. Further, to the extent corruption, bribery and similar practices continue to exist in the region, international investor perception of the region could be negatively affected, which could in turn negatively affect our business, financial condition and results of operations.

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
Although economic and political conditions may differ from one country to another, we cannot assure you that events in one country alone will not adversely affect our business, financial condition or the market value of our common stock.
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
Most Latin American countries have historically experienced, and may continue to experience in the future, high rates of inflation, which could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations. Brazil, Argentina and Mexico, which together accounted for 95.2% and 93.5% of our net revenues for 2022 and 2021, respectively, have experienced volatility and significant devaluations in the past. For the year ended December 31, 2022, the inflation rate in Brazil, Argentina and Mexico was 5.8%, 94.8% and 7.8%, respectively. Since July 1, 2018, we have classified our Argentine operations as highly inflationary in accordance with U.S. GAAP, and use the U.S. dollar as the functional currency of our Argentine subsidiaries for purposes of reporting our financial statements. Argentina’s annual inflation rate for the years ended December 31, 2022, 2021 and 2020 was 94.8%, 50.9% and 36.1%, respectively, and Argentina’s annual depreciation of its local currency against the U.S. dollar was 72.5%, 22.1% and 40.5%, respectively.
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
Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as our financial results are translated from the applicable local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as has occurred in some years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against the foreign currencies of countries in which we operate. For the year ended December 31, 2022, 53.8% of our net revenues were denominated in Brazilian Reais, 23.7% in Argentine Pesos and 17.7% in Mexican Pesos. Certain of our subsidiaries may be subject to exchange control regulations that might restrict their ability to convert local currencies into U.S. dollars. Brazilian law provides that whenever there is a serious imbalance in Brazil’s balance of payments or reason to foresee a serious imbalance, the Brazilian government may impose temporary restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil.
Further, extensive exchange controls implemented by the Argentine government control and restrict the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. An entity's authorization request to the CBA to access the official exchange market to make foreign currency payments may be denied depending on the circumstances. As a result of these exchange controls, markets in Argentina developed trading mechanisms in which an entity or individual buys U.S. dollar denominated securities in Argentina (e.g. shares, sovereign debt) using Argentine peso, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as Blue Chip Swap Rate).

The Blue Chip Swap Rate has diverged significantly from Argentina’s official exchange rate (commonly known as exchange spread). In recent years, the Blue Chip Swap Rate has been higher than Argentina’s official exchange rate. As of December 31, 2022, 2021 and 2020, the spread of the Blue Chip Swap was 94.2%, 96.8% and 66.7%, respectively (See Notes 2 “Summary of significant accounting policies – Argentine currency status” and 25 “Share repurchase program” of our audited consolidated financial statements). There can be no assurance that the CBA or other government agencies will not increase such controls or restrictions, make modifications to these regulations or establish more severe restrictions on currency exchange, which could affect the ability to make payments to foreign creditors or providers and dividend payments to foreign shareholders. These exchange controls and restrictions could materially adversely affect the business, financial condition and results of operations of our Argentine subsidiaries and their ability to comply with their foreign currency obligations, and could significantly impact our ability to receive cash from our Argentine subsidiaries and our ability to meet our obligations, each of which could have a material adverse effect on our Company.
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
We cannot guarantee that any share repurchase program will be fully consummated or will enhance stockholder value, and share repurchases could increase the volatility of our stock prices and diminish our cash reserves.
From time to time, we engage in share repurchases of our common stock in accordance with authorizations from our board of directors. Our repurchase programs may not require us to repurchase any specific required dollar amount or number of shares. Further, our repurchases could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading of our stock.
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
Our headquarters are located in Montevideo, Uruguay. Our data centers are located in Virginia, United States, and occupy approximately 45 square meters. As of December 31, 2022, our owned and leased facilities (excluding data centers) provided us with square meters as follows:

	Argentina	Brazil	Mexico	Others	Total
Owned facilities	5,565	—	—	880	6,445
Leased facilities	101,734	840,470	665,024	117,313	1,724,541
Managed by Third Parties (*)	26,523	393,993	—	97,133	517,649
Total facilities	133,822	1,234,463	665,024	215,326	2,248,635

(*) Includes properties that are leased by the Company and managed by third parties.
ITEM 3.    LEGAL PROCEEDINGS
Please refer to Item 8 of Part II, “Financial Statements and Supplementary Data”—Note 15 Commitments and Contingencies—Litigation and Other Legal Matters.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Shares of our common stock, par value $0.001 per share, trade on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “MELI”. As of December 31, 2022, the closing price of our common stock was $846.24 per share.

Holders of record
As of January 31, 2023, we had 198 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name. The following table sets forth, for the indicated periods, the high and low per share sale prices for our common stock on the Nasdaq Global Select Market:

	High	Low
2022
1st quarter	$1,332.94	$882.47
2nd quarter	$1,265.01	$612.70
3rd quarter	$1,082.66	$653.63
4th quarter	$1,020.68	$756.88

2021
1st quarter	$1,984.34	$1,369.54
2nd quarter	$1,623.01	$1,296.65
3rd quarter	$1,953.83	$1,497.27
4th quarter	$1,709.98	$1,052.95
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by us during the year ended December 31, 2022.
Dividend Policy
After reviewing the Company’s capital allocation process, the board of directors has concluded that it has multiple investment opportunities that can generate greater return to shareholders through investing capital into the business over a dividend policy. Consequently, the board of directors suspended the payment of dividend to shareholders as from the first quarter of 2018.
Equity Compensation Plan Information
Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2022 is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions) (2)
October, 2022	—	—	—	Up to $114
November, 2022	7,116	1,865.75	7,116	Up to $101
December, 2022	30,027	1,768.69	30,027	Up to $48
(1)Average price paid per share does not include costs associated with the repurchases. It includes the foreign exchange loss recognized for the year ended December 31, 2022. Please refer to Note 25 of our audited consolidated financial statements for additional detail.
(2)On August 4, 2021, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $150 million . This authorization was scheduled to expire on August 31, 2022. On March 1, 2022, the Board authorized an increase in that authorization of $300 million, from an aggregate consideration of up to $150 million to an aggregate consideration of up to $450 million (the “Existing Program”). On March 1, 2022,the Board also authorized a new extension of the term of the Existing Program, from August 31, 2022 to August 31, 2023. As of December 31, 2022, the estimated remaining balance available for share repurchases under this Existing Program was $48 million. On February 21, 2023, the Board terminated the Existing Program and authorized a new program to repurchase shares of the Company’s common stock, for aggregate consideration of up to $900 million to expire on March 31, 2024 (the "Program"). Please refer to Note 25 of our audited consolidated financial statements for additional detail.

Stock Performance Graph
The graph below shows the total stockholder return of an investment of $100 on December 31, 2017 through December 31, 2022 for (i) our common stock; (ii) The Nasdaq Composite Index; (iii) The S&P 500 Index; and (iv) the Dow Jones Industrial Average Index. Stock price performance shown in the graph below is not indicative of future stock price performance:
We cannot assure you that our share performance will continue into the future with the same or similar trends depicted in the graph above. We do not make or endorse any predictions as to our future stock performance.
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
ITEM 6.    RESERVED
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors” and elsewhere in this report.
The discussion and analysis of our financial condition and results of operations has been organized to present the following:
•a brief overview of our company;
•a review of our financial presentation and accounting policies, including our critical accounting policies and estimates;
•a discussion of our principal trends and results of operations for the years ended December 31, 2022, 2021 and 2020;
•a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
•a discussion of our liquidity and capital resources and a discussion of our capital expenditures; and

•a discussion of the market risks that we face.
For discussion on results from 2021 compared to 2020, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.
Certain monetary amounts included elsewhere in this document have been subject to rounding adjustments. Accordingly, figures shown as totals and percentages in certain tables may not be the arithmetic aggregation of the figures that precede them.
Business Overview
We are the largest online commerce ecosystem in Latin America based on unique visitors and orders processed, and we are present in 18 countries: Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay, Venezuela, Bolivia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Honduras, Nicaragua, Panama, Paraguay and El Salvador. Our platform is designed to provide users with a complete portfolio of services to facilitate commercial transactions both digitally and offline.
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
We offer our users an ecosystem of six integrated e-commerce services and digital financial services: the Mercado Libre Marketplace, the Mercado Pago Fintech platform, the Mercado Envios logistics service, the Mercado Ads solution, the Mercado Libre Classifieds service and the Mercado Shops online storefronts solution.
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
To complement the Mercado Libre Marketplace and enhance the user experience for our buyers and sellers, we developed Mercado Pago, an integrated digital payments solution. Mercado Pago was initially designed to facilitate transactions on Mercado Libre’s Marketplaces by providing a mechanism that allowed our users to securely, easily and promptly send and receive payments. Now, Mercado Pago is a full ecosystem of financial technology solutions both in the digital and physical world. Our digital payments solution enables any MercadoLibre registered user to securely and easily send and receive digital payments and to pay for purchases made on any of Mercado Libre’s Marketplaces. Currently, Mercado Pago processes and settles all transactions on our Marketplaces in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay, and Peru and is available to process and settle transactions on our Marketplace in Ecuador.
Beyond facilitating Marketplace transactions, over the years we have expanded our array of Mercado Pago services to third parties outside Mercado Libre’s Marketplace. We began first by satisfying the growing demand for online-based payment solutions by providing merchants the necessary digital payment infrastructure for e-commerce to flourish in Latin America. Today, Mercado Pago’s digital payments business not only allows merchants to facilitate checkout and payment processes on their websites through a branded or white label solution or software development kits, but it also enables users to transfer money in a simple manner to each other through the Mercado Pago website or on the Mercado Pago app. Through Mercado Pago, we brought trust to the merchant customer relationship, allowing online consumers to shop easily and safely, while giving them the confidence to share sensitive personal and financial data with us. Finally, we have also deepened our fintech offerings by growing our online-to-offline (“O2O”) products and services.
The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full user experience. Sellers that opt into our logistics solutions are not only able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices, but are also eligible to access shipping subsidies to offer free or discounted shipping for many of their sales on our Marketplaces. In 2020, we launched Meli Air with a fleet of dedicated aircraft covering routes across Brazil and Mexico, with the aim of improving our delivery times. We have also developed a network of independent neighborhood stores and commercial points (known as “Meli Places”) to receive and store packages that are in transit using our integrated technology. Meli Places network allows buyers and sellers to pick-up, drop-off, or return packages with a better experience, reducing the travel distance for all parties. As of December 31, 2022, we offer our shipping solution directed towards deliveries in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay, Peru and Ecuador and we also offer free shipping to buyers in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay and Peru.

Mercado Credito, our credit solution available in Argentina, Brazil, Mexico and Chile, leverages our user base, which is loyal and engaged, and in part has also been historically underserved or overlooked by financial institutions and suffers from a lack of access to needed credit. Facilitating credit is a key service overlay that enables us to further strengthen the engagement and lock-in rate of our users, while also generating additional touchpoints and incentives to use Mercado Pago as an end-to-end financial solution.
Our asset management product, which is available in Argentina, Brazil and Mexico, is a critical pillar to build our alternative two-sided network vision. It incentivizes our users to begin to fund their digital wallets with cash as opposed to credit or debit cards given that the return our product offers is greater than traditional checking accounts.
As an extension of our asset management and savings solutions for users, we launched a digital assets feature as part of the Mercado Pago wallet in Brazil in 2021 and in Mexico in 2022. This service allows our millions of users to purchase, hold and sell selected digital assets through our interface without leaving the Mercado Pago application, while a partner acts as the custodian and exchange and offers the blockchain infrastructure platform. This feature is available for all users through their Mercado Pago wallet.
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
Through Mercado Libre Classifieds, our online classified listing service, our users can also list and purchase motor vehicles, real estate and services in the countries where we operate. Classifieds listings differ from Marketplace listings as they only charge optional placement fees and not final value fees. Our classifieds pages are also a major source of traffic to our platform, benefiting both the commerce and fintech businesses.
Complementing the services we offer, our digital storefront solution, Mercado Shops, allows users to set-up, manage and promote their own digital stores. These stores are hosted by Mercado Libre and offer integration with the rest of our ecosystem, namely our Marketplaces, payment services and logistics services. Users can create a store at no cost, and can access additional functionalities and value added services on commission.
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
The following table sets forth the percentage of our consolidated net revenues by segment for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(% of total consolidated net revenues)	2022	2021	2020
Brazil	53.8%	55.3%	55.2%
Argentina	23.7	21.7	24.7
Mexico	17.7	16.6	14.5
Other Countries	4.8	6.5	5.6

The following table summarizes the changes in our net revenues by segment for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,		Change from 2021 to 2022		Year Ended December 31,		Change from 2020 to 2021
	2022	2021	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$5,666	$3,910	$1,756	44.9%	$3,910	$2,194	$1,716	78.2%
Argentina	2,500	1,531	969	63.3	1,531	980	551	56.2
Mexico	1,864	1,172	692	59.0	1,172	575	597	103.8
Other Countries	507	456	51	11.2	456	225	231	103.8
Total Net Revenues	$10,537	$7,069	$3,468	49.1%	$7,069	$3,974	$3,095	77.9%
Description of line items
Net revenues
We disaggregate revenues into four geographical reporting segments. Within each of our segments, the services we provide and the products we sell generally fall into two distinct revenue streams: “Commerce” and “Fintech.”
The following table summarizes our consolidated net revenues by revenue stream for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
Consolidated net revenues by revenue stream	2022	2021	2020
	(in millions)
Commerce	$5,808	$4,635	$2,560
Fintech	4,729	2,434	1,414
Total	$10,537	$7,069	$3,974
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
Shipping revenues are generated when a buyer elects to receive an item through our shipping service, net of the third-party carrier costs (when we act as an agent).
Through our classifieds offerings in vehicles, real estate and services, we generate revenues from up-front fees. These fees are charged to sellers who opt to give their listings greater exposure throughout our websites.
Revenues from advertising services provided to sellers, vendors, brands and others, through performance product ads and display advertising, are recognized based on the number of clicks or impressions.

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
•interest, cash advances and fees from merchant and consumer loans granted under our Mercado Credito solution;
•commissions that we charge from transactions carried out with Mercado Pago credit and debit cards; and
•revenues from the sale of mobile points of sale products and insurtech fees.
Although we also process payments on the Marketplace, we do not charge sellers an added commission for this service, as it is already included in the Marketplace final value fee that we charge.
When more than one service is included in one single arrangement with the same customer, we recognize revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective estimated selling prices. When the Company finances the transactions directly, the financing component is separated from the revenue amount and is recognized over the financing period using the interest method.
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the years ended December 31, 2022, 2021 and 2020, no single customer accounted for more than 5.0% of our net revenues.
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
Cost of net revenues
Cost of net revenues primarily includes cost of goods sold, shipping operation costs (including warehousing costs), carrier and other operating costs, collection fees, sales taxes, funding costs related to our credits business, fraud prevention fees, certain taxes on bank transactions, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges and depreciation and amortization.
Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues which are classified as a cost of net revenues. These taxes represented 7.5%, 8.0% and 8.2% of net revenues for the years ended December 31, 2022, 2021 and 2020, respectively.
Product and technology development expenses
Our product and technology development related expenses consist primarily of compensation for our engineering and web-development staff, depreciation and amortization expenses related to product and technology development, certain tax withholding related to export duties, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to us.
Sales and marketing expenses
Our sales and marketing expenses consist primarily of costs related to marketing our platforms through online and offline advertising and agreements with portals, search engines and other sales expenses related to strategic marketing initiatives, charges related to our buyer protection program, the salaries of employees involved in these activities, chargebacks related to our Mercado Pago operations, branding initiatives, marketing activities for our users and depreciation and amortization expenses.
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

Provision for doubtful accounts
Provision for doubtful accounts consists of the current expected credit losses on our financial assets, mainly loans receivable.
General and administrative expenses
Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation of non-employee directors, long term retention program compensation, expenses for legal, audit and other professional services, insurance expenses, office space rental expenses, impairment losses from digital assets, travel and business expenses, as well as depreciation and amortization expenses. Our general and administrative expenses include the costs of the following areas: general management, finance, treasury, internal audit, administration, accounting, tax, legal and human resources.
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
The following table summarizes the composition of our income taxes for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(In millions)	2022	2021	2020

Current:
U.S.	$12	$—	$—
Non U.S.	383	178	152
	395	178	152
Deferred:
U.S.	55	(3)	(5)
Non U.S.	(152)	(26)	(65)
	(97)	(29)	(70)
Income tax expense	$298	$149	$82
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
Allowance for doubtful accounts
For loans receivable that share similar risk characteristics such as product type, country, unpaid installments, days delinquent, and other relevant factors, we estimate the lifetime expected credit loss allowance based on a collective assessment. The lifetime expected credit losses are determined by applying probability of default and loss given default models to monthly projected exposures, then discounting these cash flows to present value using the portfolio’s loans interest rate, estimated as a weighted average of the original effective interest rate of all the loans that conform to the portfolio segment. The probability of default is an estimation of the likelihood that a loan receivable will default over a given time horizon. Probability of default models (“PDs”) are estimated using a survival methodology; these PDs are constructed using individual default information through time, taking into account the expected future delinquency rate (forward-looking models) using, since 2022, three probability-weighted macroeconomic scenarios (base, optimistic and pessimistic) following the increased complexity and possible outcomes of the global, regional and domestic macroeconomic performance, so that the models include macroeconomic outlook or projections and recent performance, instead of using one scenario as prior years. With this model, we estimate marginal monthly default probabilities for each delinquency bucket, type of product and country. Each marginal monthly probability of default represents a different possible scenario of default. The exposure at default is equal to the receivables’ expected outstanding principal, interest and other allowable balances. We estimate the exposure at default that the portfolio of loans would have in each possible moment of default, meaning for each possible scenario mentioned above. For credit cards we estimate an amortization scheme based on historical information. Also, since 2022, we have used a one month credit conversion factor (“CCF”) estimated according to our terms and conditions, considering the increase in the volume of credit cards portfolio. The loss given default (“LGD”) is the percentage of the exposure at default that is not recoverable. The LGD is estimated using Work-out and Chainladder approaches. This percentage depends on days past due, type of product and country, and is estimated by measuring an average of historical recovery rates from defaulted credits. The measurement of CECL is based on probability-weighted scenarios (probability of default for each month), in view of past events, current conditions and adjustments to reflect the reasonable and supportable forecast of future economic conditions. Considering a hypothetical increase in the probability of default of 10%, we would have recognized an increase in our allowance for doubtful accounts for loans receivable of approximately $25 million.
We believe that the accounting estimate related to allowance for doubtful accounts on loans receivable a critical accounting estimate because it requires Management to make complex assumptions and scenarios to estimate the CECL.
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

Income taxes
We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheet. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. As of December 31, 2022, we had a valuation allowance on certain foreign net operating losses and foreign tax credits based on our assessment that it is more likely than not that the deferred tax asset will not be realized. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income tax expense” line in our consolidated statement of income. Please refer to Notes 2 and 14 to the audited consolidated financial statements for additional information regarding income tax.
Recent accounting pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data” and Note 2, “Summary of significant accounting policies-Recently Adopted Accounting Standards and Accounting Pronouncements Not Yet Adopted”.
Results of operations
The following table sets forth, for the years presented, certain data from our consolidated statements of income. This information should be read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this report.

Statement of income data

	Year Ended December 31,
(In millions)	2022	2021	2020

Net service revenues	$9,442	$6,149	$3,690
Net product revenues	1,095	920	284
Net revenues	10,537	7,069	3,974

Cost of net revenues	(5,374)	(4,064)	(2,265)
Gross profit	5,163	3,005	1,709

Operating expenses:
Product and technology development	(1,099)	(590)	(353)
Sales and marketing	(1,296)	(1,074)	(768)
Provision for doubtful accounts	(1,073)	(435)	(133)
General and administrative	(661)	(465)	(327)
Total operating expenses	(4,129)	(2,564)	(1,581)
Income from operations	1,034	441	128

Other income (expenses):
Interest income and other financial gains	265	138	103
Interest expense and other financial losses (*)	(321)	(229)	(107)
Foreign currency losses, net	(198)	(109)	(43)
Net income before income tax expense	780	241	81

Income tax expense	(298)	(149)	(82)
Equity in earnings of unconsolidated entity	—	(9)	—
Net income (loss)	$482	$83	$(1)
(*)    Includes $49 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 17 “Loans payable and other financial liabilities” of our audited consolidated financial statements for further detail.

	Year Ended December 31,
(% of net revenues)	2022	2021	2020

Net service revenues	89.6	87.0	92.9
Net product revenues	10.4	13.0	7.1
Net revenues	100.0	100.0	100.0

Cost of net revenues	(51.0)	(57.5)	(57.0)
Gross profit	49.0	42.5	43.0

Operating expenses:
Product and technology development	(10.4)	(8.4)	(8.9)
Sales and marketing	(12.3)	(15.2)	(19.3)
Provision for doubtful accounts	(10.2)	(6.2)	(3.4)
General and administrative	(6.3)	(6.6)	(8.2)
Total operating expenses	(39.2)	(36.3)	(39.8)
Income from operations	9.8	6.2	3.2

Other income (expenses):
Interest income and other financial gains	2.5	2.0	2.6
Interest expense and other financial charges	(3.0)	(3.2)	(2.7)
Foreign currency losses, net	(1.9)	(1.5)	(1.1)
Net income before income tax expense	7.4	3.4	2.0

Income tax expense	(2.8)	(2.1)	(2.1)
Equity in earnings of unconsolidated entity	—	(0.1)	—
Net income (loss)	4.6	1.2	—
Principal trends in results of operations
Net revenues
Our net revenues maintained its growth trajectory during the year 2022, specifically related to the growth of our fintech solution services (mainly credits business and off-platform transactions through Mercado Pago) and the increase in our gross merchandise volume. The year’s financial results reflect our ongoing commitment to deliver sustainable and profitable growth. During the year we made tactical adjustments to our operations that align with the current macroeconomic outlook, such as slowing our originations of credits business mainly in Brazil, while preserving our long-term strategy. Hence, we have continued to invest moderately in growing volumes for groceries and first party retail assortment. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Net Revenues” section in the current document for further detail on net revenues trends for the year ended December 31, 2022.
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
We continue to monitor the progress of the COVID-19 pandemic, the related macroeconomic instability in the countries where we operate and global macroeconomic factors (including inflation, increased interest rates, global supply chain constrains, and global economic and geopolitical developments). However, we may not be able to predict the negative impacts that the COVID-19 pandemic and the current macroeconomic conditions may have on our business in the future.

Gross profit margins
Our gross profit margin is defined as total net revenues minus total cost of net revenues, as a percentage of net revenues.
Our gross profit trends are directly affected by our net revenues, as stated above, and our cost of net revenues. In this sense, our main cost of net revenues is composed of cost of goods sold, shipping operation costs (including warehousing costs), carrier and other operating costs, collection fees, sales taxes, funding costs related to our credits business, fraud prevention fees, certain taxes on bank transactions, hosting and site operation fees, compensation for customer support personnel, ISP connectivity charges and depreciation and amortization. This cost structure is directly affected by the level of operations of our services, and our strategic plan on gross profit is built on factors such as an ample liquidity to fund expenses and investments and a cost-effective capital structure.
In the future, our gross profit margin could decline if we continue growing our sales of goods business, which has a lower pure product margin, building up our logistics network and if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues trend.
For the years ended December 31, 2022 and 2021, our gross profit margins were 49.0% and 42.5%, respectively. The increase in our gross profit margin resulted primarily from the decrease in our shipping operating and carrier cost, cost of sales of goods and collection fees, as a percentage of net revenues.
Operating income margins
Our operating margin is defined as income from operations as a percentage of net revenues.
Our operating margin is affected by our operating expenses structure, which mainly consists of our employees’ salaries, our sales and marketing expenses related to those activities we incurred to promote our services, provision for doubtful accounts mainly related to our loans receivable portfolio and product development expenses, among other operating expenses. As we continue to grow and focus on expanding our leadership in the region, we will continue to invest in product development, sales and marketing and human resources in order to promote our services and capture long-term business opportunities. As a result, we may experience decreases in our operating margins.
For the year ended December 31, 2022, as compared to the year ended December 31, 2021, our operating margin increased from a margin of 6.2% to a margin of 9.8%. This increase was mainly explained by our improvement in cost of revenues margins, partially offset by an increase in provision for doubtful accounts, as a percentage of net revenues.

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

	Year Ended December 31, (*)
(in millions)	2022	2021	2020
Other data:
Unique Active Users (1)	148	140	133
Gross merchandise volume (2)	34,449	28,351	20,927
Number of successful items sold (3)	1,147	1,014	719
Number of successful items shipped (4)	1,105	962	649
Total payment volume (5)	123,633	77,371	49,757
Total volume of payments on marketplace (6)	36,281	29,078	21,439
Total payment transactions (7)	5,470	3,255	1,915
Capital expenditures	$455	$630	$254
Depreciation and amortization	$403	$204	$105
(*)    Figures have been calculated using rounded amounts. Growth calculations based on this table may not total due to rounding.
(1)New or existing user who performed at least one of the following actions during the reported period: (1) made one purchase, or reservation, or asked one question on Mercado Libre Marketplace or Classified Marketplace (2) maintained an active listing on Mercado Libre Marketplace or Classified Marketplace (3) maintained an active account in Mercado Shops (4) made a payment, money transfer, collection and/or advance using Mercado Pago (5) maintained an outstanding credit line through Mercado Credito or (6) maintained a balance of more than $5 invested in a Mercado Fondo asset management account. Management uses this metric to evaluate the size of our community of users who interact with the ecosystem and of which we have the opportunity to generate further engagement. With the changes in our businesses we believe it provides a better indication of our active user base rather than our discontinued registration metric that did not reflect any sort of interaction.
(2)Total U.S. dollar sum of all transactions completed through the Mercado Libre Marketplace, excluding Classifieds transactions.
(3)Number of items that were sold/purchased through the Mercado Libre Marketplace, excluding Classifieds items.
(4)Number of items that were shipped through our shipping service.
(5)Total U.S. dollar sum of all transactions paid for using Mercado Pago, including marketplace and non-marketplace transactions.
(6)Total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago. Management uses this metric to evaluate the performance of our payments services and development of our integrated ecosystem. As from January 1, 2022, we no longer disclose our total volume of payments on marketplace net of shipping and financing fees. Given the growth of our shipping and fintech businesses, management believes that including shipping and financing fees in the calculation of total volume of payments on marketplace results in a more accurate indicator of that performance on a go-forward basis. Consequently, total volume of payment on marketplace for the years ended December 31, 2021 and 2020 have been recast to include shipping and financing fees.
(7)Number of all transactions paid for using Mercado Pago.

Net revenues

	For year ended December 31,		Change from 2021 to 2022		For year ended December 31,		Change from 2020 to 2021
	2022	2021	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$10,537	$7,069	$3,468	49.1%	$7,069	$3,974	$3,095	77.9%
For the year ended December 31, 2022, as compared to the year ended December 31, 2021, the increase in net revenues was primarily attributable to:
a)an increase of $1,173 million, or 25.3%, in Commerce revenues, for the year ended December 31, 2022, as compared to 2021. This increase was generated by an increase of $1,014 million in our commerce services revenues and an increase of $159 million in our revenues from commerce products sales for the year ended December 31, 2022, as compared to 2021. Shipping carrier costs which are netted against Commerce services revenues increased $332 million, from $1,477 million for the year ended December 31, 2021 to $1,809 million for the year ended December 31, 2022; and
b)an increase of 94.3%, in Fintech revenues, from $2,434 million for the year ended December 31, 2021, to $4,729 million for the year ended December 31, 2022. This increase is mainly generated by an increase of $1,224 million in our credits revenues and an increase of $1,055 million in our revenues from fintech services for the year ended December 31, 2022, as compared to 2021.

	For year ended December 31,		Change from 2021 to 2022		For year ended December 31,		Change from 2020 to 2021
Consolidated Net Revenues by revenue stream	2022	2021	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Commerce	$3,072	$2,481	$591	23.8%	$2,481	$1,357	$1,124	82.9%
Fintech	2,594	1,429	1,165	81.5%	1,429	837	592	70.6%
	$5,666	$3,910	$1,756	44.9%	$3,910	$2,194	$1,716	78.2%
Argentina
Commerce	$1,085	$856	$229	26.8%	$856	$561	$295	52.4%
Fintech	1,415	675	740	109.6%	675	419	256	61.2%
	$2,500	$1,531	$969	63.3%	$1,531	$980	$551	56.2%
Mexico
Commerce	$1,282	$924	$358	38.7%	$924	$471	$453	96.1%
Fintech	582	248	334	134.7%	248	104	144	138.9%
	$1,864	$1,172	$692	59.0%	$1,172	$575	$597	103.8%
Other countries
Commerce	$369	$374	$(5)	-1.3%	$374	$171	$203	119.7%
Fintech	138	82	56	68.3%	82	54	$28	53.4%
	$507	$456	$51	11.2%	$456	$225	$231	103.8%
Consolidated
Commerce	$5,808	$4,635	$1,173	25.3%	$4,635	$2,560	$2,075	81.1%
Fintech	4,729	2,434	2,295	94.3%	2,434	1,414	1,020	72.2%
Total	$10,537	$7,069	$3,468	49.1%	$7,069	$3,974	$3,095	77.9%

See Note 9 “Segments” of our audited consolidated financial statements for further information regarding our net revenues disaggregated by similar products and services for the years ended December 31, 2022, 2021 and 2020.

Brazil
Commerce revenues in Brazil increased 23.8% in the year ended December 31, 2022 as compared to 2021. This increase was generated by an increase of $509 million in our commerce services revenues and an increase of $82 million in our revenues from commerce products sales for the year ended December 31, 2022, as compared to 2021. Fintech revenues grew by 81.5%, a $1,165 million increase, during the year ended December 31, 2022 as compared to 2021, mainly driven by an increase of $634 million in our credits revenues and an increase of $526 million in our revenues from fintech services.
Argentina
Commerce revenues in Argentina increased 26.8% in the year ended December 31, 2022 as compared to 2021. This increase was generated by an increase of $200 million in our commerce services revenues and an increase of $29 million in our revenues from commerce products sales for the year ended December 31, 2022. Fintech revenues grew 109.6%, a $740 million increase, during the year ended December 31, 2022 as compared to 2021, mainly driven by an increase of $328 million in our credits revenues and an increase of $414 million in our revenues from fintech services.
Mexico
Commerce revenues in Mexico increased 38.7% in the year ended December 31, 2022, as compared to 2021. This increase was generated by an increase of $280 million in our commerce services revenues and an increase of $78 million in our revenues from commerce products sales for the year ended December 31, 2022. Fintech revenues grew 134.7%, a $334 million increase, during the year ended December 31, 2022 as compared to 2021, mainly driven by an increase of $258 million in our credits revenues and an increase of $72 million in our revenues from fintech services.
The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
2022
Net revenues	$2,248	$2,597	$2,690	$3,002
Percent change from prior quarter	5%	16%	4%	12%
2021
Net revenues	$1,378	$1,703	$1,858	$2,130
Percent change from prior quarter	4%	24%	9%	15%
2020
Net revenues	$652	$878	$1,116	$1,328
Percent change from prior quarter	(3%)	35%	27%	19%

The following table sets forth the growth in net revenues in local currencies, for the years ended December 31, 2022 and 2021 as compared to the same periods in 2021 and 2020, respectively:

	Changes from
(% of revenue growth in Local Currency)	2021 to 2022 (*)	2020 to 2021 (**)
Brazil	38.7%	84.5%
Argentina (***)	126.3%	106.3%
Mexico	57.1%	93.6%
Other Countries	23.2%	102.4%
Total Consolidated	59.7%	93.9%
(*)    The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2021 and applying them to the corresponding months in 2022, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next. See also the “Non-GAAP Measures of Financial Performance” section for details on FX neutral measures.
(**)    The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2020 and applying them to the corresponding months in 2021, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next. See also the “Non-GAAP Measures of Financial Performance” section for details on FX neutral measures.
(***)     Average inter-annual inflation rate in our Argentine segment for the years ended December 31, 2022, 2021 and 2020 were 70.7%, 48.1% and 42.7%, respectively. This effect was partially offset by an average inter-annual depreciation of the Argentine peso of 38.7%, 36.6% and 45.3% for the years ended December 31, 2022, 2021 and 2020, respectively. See also "Item 1A. Risk Factors - Risk related to doing business in Latin America - Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls".

Cost of net revenues

	For year ended December 31,		Change from 2021 to 2022		For year ended December 31,		Change from 2020 to 2021
	2022	2021	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$5,374	$4,064	$1,310	32.2%	$4,064	$2,265	$1,799	79.5%
As a percentage of net revenues	51.0%	57.5%			57.5%	57.0%

For the year ended December 31, 2022 as compared to the year ended December 31, 2021, the increase in cost of net revenues was primarily attributable to: i) a $418 million increase in shipping operating costs; ii) a $253 million increase in collection fees, which was mainly attributable to our Argentine, Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iii) a $221 million increase in sales taxes; iv) a $205 million increase in other fintech costs mainly related to higher funding costs related to our credits business; v) a $118 million increase in cost of sales of goods mainly in Brazil, Argentina and Mexico; and vi) an $82 million increase mainly related to hosting and site operation fees. This increase was partially offset by a decrease of $57 million in our shipping carrier costs as changes on a carrier agreement in 2022 required the principal accounting under revenue recognition guidance applied in 2021 to be changed in 2022.
Product and technology development

	For year ended December 31,		Change from 2021 to 2022		For year ended December 31,		Change from 2020 to 2021
	2022	2021	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$1,099	$590	$509	86.3%	$590	$353	$237	67.5%
As a percentage of net revenues	10.4%	8.4%			8.4%	8.9%

For the year ended December 31, 2022, the increase in product and technology development expenses as compared to the year ended December 31, 2021, was primarily attributable to: i) a $340 million increase in salaries and wages mainly related to the increase of 46% in our product and technology development headcount; ii) a $101 million increase in depreciation and amortization expenses mainly related to capitalized information and technology assets; and iii) a $62 million increase in other product and technology development expenses mainly related to certain tax withholding in connection with intercompany export services billing duties.
We believe that product development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.
Sales and marketing

	For year ended December 31,		Change from 2021 to 2022		For year ended December 31,		Change from 2020 to 2021
	2022	2021	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$1,296	$1,074	$222	20.7%	$1,074	$768	$306	39.8%
As a percentage of net revenues	12.3%	15.2%			15.2%	19.3%

For the year ended December 31, 2022, the increase in sales and marketing expenses as compared to the year ended December 31, 2021 was primarily attributable to: i) a $65 million increase in our buyer protection program expense; ii) a $62 million increase in online and offline marketing expenses principally in Brazil and Mexico; iii) a $59 million increase in salaries and wages; iv) a $17 million increase in sales expenses; and v) an $11 million increase in chargebacks.
Provision for doubtful accounts

	For year ended December 31,		Change from 2021 to 2022		For year ended December 31,		Change from 2020 to 2021
	2022	2021	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Provision for doubtful accounts	$1,073	$435	$638	146.7%	$435	$133	$302	227.1%
As a percentage of net revenues	10.2%	6.2%			6.2%	3.4%

For the year ended December 31, 2022, as compared to the year ended December 31, 2021, the provision for doubtful accounts increased mainly due to a combination effect generated by higher originations of loans during 2022, particularly, consumers and credit cards portfolio, and an increase of the non-performing ratio of the total portfolio relating to the over-90-day bucket in comparison with the previous years. The combination of writing off delinquent loans at 360 days for a portfolio that has an average duration of two to three months and the slowdown in originations from the third quarter of 2022 means that delinquent loans from prior periods have greater weight in our portfolio as of December 31, 2022.
General and administrative

	For year ended December 31,		Change from 2021 to 2022		For year ended December 31,		Change from 2020 to 2021
	2022	2021	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$661	$465	$196	42.2%	$465	$327	$138	42.3%
As a percentage of net revenues	6.3%	6.6%			6.6%	8.2%

For the year ended December 31, 2022, the increase in general and administrative expenses as compared to the year ended December 31, 2021 was primarily attributable to: i) a $79 million increase in salaries and wages, mainly related to our Argentine segment where the average annual inflation rate during 2022 was higher than the local currency depreciation (See also "Item 1A. Risk Factors - Risk related to doing business in Latin America - Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls") and the increase of 27% in general and administrative headcount in our Argentine segment ; ii) a $55 million increase in other general and administrative expenses and certain tax withholding in connection with intercompany export services billings duties ; iii) a $17 million increase in temporary services primarily related to administrative workers; iv) a $16 million increase in tax, legal and other fees; and v) a $13 million increase in depreciation and amortization expenses.

Other income (expense), net

	For year ended December 31,		Change from 2021 to 2022		For year ended December 31,		Change from 2020 to 2021
	2022	2021	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other income (expense), net	$(254)	$(200)	$(54)	27.0%	$(200)	$(47)	$(153)	331.4%
As a percentage of net revenues	-2.4%	-2.8%			-2.8%	-1.2%

For the year ended December 31, 2022, the increase in other income (expense), net as compared to year ended December 31, 2021 was primarily attributable to: i) a $92 million increase in financial expenses mainly attributable to higher level of indebtedness during 2022, mostly in Brazil, which was partially offset by lower loss on debt extinguishment and previously derived from the discount related to our convertible debt., related to the 2028 Notes repurchase recognized in January 2021; and ii) an $89 million increase in our foreign currency loss mainly due to the acquisition of our own common stock in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate (refer to Note 25 of our audited consolidated financial statements for further detail), and higher foreign exchange losses from our Brazilian subsidiaries. This increase was partially offset by a $127 million increase in interest income and other financial gains from our financial investments as a result of higher interest income due to higher float and rates in Brazil.
Income tax

	For year ended December 31,		Change from 2021 to 2022		For year ended December 31,		Change from 2020 to 2021
	2022	2021	in Dollars	in %	2021	2020	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax expense	$298	$149	$149	100.0%	$149	$82	$67	81.4%
As a percentage of net revenues	2.8%	2.1%			2.1%	2.1%

During the year ended December 31, 2022 as compared to the year ended December 31, 2021, income tax expense increased mainly as a result of higher income tax expense in Argentina, as a consequence of higher pre-tax gains in our Argentine segment in 2022, as well as higher deferred tax liabilities in the U.S. due to temporary differences related to retained earnings from certain Brazilian Variable Interest Entities ("VIEs"). This tax expense was partially offset by lower income tax expense in Brazil as a consequence of higher deferred tax assets from certain entities in this segment in 2022 and higher deferred tax assets in Mexico recognized during 2022 as a result of the partial reversal of certain tax valuation allowance in our Mexican segment according to projected taxable gains for upcoming years.
Our effective tax rate is defined as income tax expense as a percentage of net income before income tax expense.
The following table summarizes the changes in our effective tax rate for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
Effective tax rate	38.2%	61.8%	100.9%
Our effective tax rate for the year ended December 31, 2022 as compared to 2021, decreased largely as a result of (i) the one-time loss on debt extinguishment related to 2028 Notes repurchase recognized during the first quarter of 2021, which was considered as non-deductible expense; and (ii) the deferred tax assets in Mexico that were recognized during 2022 regarding the partial reversal of certain tax valuation allowances in one subsidiary in Mexico according to projected taxable gains for upcoming years. This decrease in our effective tax rate was partially offset by (i) pre-tax losses in another subsidiary in Mexico which were included in the valuation allowance; (ii) higher deferred tax liabilities in the U.S. due to temporary differences related to retained earnings from certain Brazilian VIEs; and (iii) a higher foreign exchange loss due to the purchase of our own shares in the Argentine market that is considered a non-deductible expense.

The following table sets forth our effective income tax rate related to our main locations for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
Effective tax rate by country	2022	2021	2020
Argentina	34.1%	22.1%	34.4%
Brazil	-11.6%	5.9%	5.6%
Mexico	-27.4%	-7.2%	-2.0%
The increase in the effective income tax rate in our Argentine segment during the year ended December 31, 2022 as compared to 2021 was mainly related to taxable foreign exchange gains accounted for local tax purposes which are not recorded for accounting purposes since, under U.S. GAAP, Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country.
The decrease in our Brazilian effective income tax rate for the year ended December 31, 2022 as compared to 2021, was mainly related to the effect of higher non-taxable pre-tax gains and higher deferred tax assets from certain entities in our Brazilian segment.
The increase in our Mexican negative effective income tax rate for the year ended December 31, 2022 as compared to 2021, was mainly driven by the combined effect of higher pre-tax gains and deferred tax assets recognized during 2022 regarding the reversal of certain tax valuation allowance in a Mexican subsidiary according to projected taxable gains for upcoming years.
Deferred Income Tax
The following table summarizes the composition of our deferred tax assets as of December 31, 2022 and 2021:

	December 31,		December 31,
Deferred tax assets	2022	in %	2021	in %
	(in millions, except percentages)		(in millions, except percentages)
Brazilian operations	$232	30.6%	$128	26.5%
Argentine operations	58	7.7	48	9.9
Mexican operations	268	35.4	233	48.4
U.S. deferred tax assets	163	21.5	52	10.9
Operations in other countries	37	4.8	21	4.3
Total	$758	100.0%	$482	100.0%

As of December 31, 2022 and 2021 our deferred tax assets, were comprised mainly of (i) loss carryforwards representing 33.6% and 40.2% of our total deferred tax assets, respectively; (ii) U.S. foreign tax credits representing 20.6% and 10.4% of our total deferred tax assets, respectively; (iii) provisions representing 17.3% and 18.5% of our total deferred tax assets, respectively; and (iv) allowance for doubtful accounts representing 14.5% and 13.6% of our total deferred tax assets, respectively.
The following table summarizes the composition of our deferred tax assets from loss carryforwards as of December 31, 2022 and 2021:

	December 31,		December 31,
Loss carryforwards	2022	in %	2021	in %
	(in millions, except percentages)		(in millions, except percentages)
Mexican operations	$161	63.1%	$165	85.4%
Brazilian operations	67	26.3	16	8.5
Argentine operations	15	5.9	6	2.8
Operations in other countries	12	4.7	7	3.3
Total	$255	100.0%	$194	100.0%

We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or the total deferred tax assets will not be realized, we establish a valuation allowance.
As of December 31, 2022 and 2021, our valuation allowance amounted to $360 million and $262 million, respectively.

The following table summarizes the composition of our valuation allowance as of December 31, 2022 and 2021:

	December 31,		December 31,
Valuation Allowance	2022	in %	2021	in %
	(in millions, except percentages)		(in millions, except percentages)
Mexican operations	$180	50.0%	$197	75.2%
U.S. foreign tax credits and deferred tax assets	161	44.7	52	19.7
Argentine operations	6	1.7	3	1.0
Operations in other countries	13	3.6	10	4.1
Total	$360	100.0%	$262	100.0%

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
Segment information
See Note 9 “Segments” of our audited consolidated financial statements for detailed description about our reporting segments.

(In millions, except for percentages)	Year Ended December 31, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$5,666	$2,500	$1,864	$507	$10,537
Direct costs	(4,717)	(1,488)	(1,579)	(481)	(8,265)
Direct contribution	$949	$1,012	$285	$26	$2,272
Direct contribution margin	16.7%	40.5%	15.3%	5.1%	21.6%

	Year Ended December 31, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$3,910	$1,531	$1,172	$456	$7,069
Direct costs	(3,233)	(998)	(1,139)	(380)	(5,750)
Direct contribution	$677	$533	$33	$76	$1,319
Direct contribution margin	17.3%	34.8%	2.9%	16.6%	18.7%

	Change from the Year Ended December 31, 2021 to December 31, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$1,756	$969	$692	$51	$3,468
in %	44.9%	63.3%	59.0%	11.2%	49.1%
Direct costs
in Dollars	$(1,484)	$(490)	$(440)	$(101)	$(2,515)
in %	45.9%	49.1%	38.6%	26.6%	43.7%
Direct contribution
in Dollars	$272	$479	$252	$(50)	$953
in %	40.2%	89.9%	763.6%	-65.8%	72.3%

(In millions, except for percentages)	Year Ended December 31, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$3,910	$1,531	$1,172	$456	$7,069
Direct costs	(3,233)	(998)	(1,139)	(380)	(5,750)
Direct contribution	$677	$533	$33	$76	$1,319
Direct contribution margin	17.3%	34.8%	2.9%	16.6%	18.7%

	Year Ended December 31, 2020
	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues	$2,194	$980	$575	$225	$3,974
Direct costs	(1,766)	(709)	(586)	(186)	(3,247)
Direct contribution	$428	$271	$(11)	$39	$727
Direct contribution margin	19.5%	27.7%	-1.9%	16.8%	18.3%

	Change from the Year Ended December 31, 2020 to December 31, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
Net revenues
in Dollars	$1,716	$551	$597	$231	$3,095
in %	78.2%	56.2%	103.8%	103.8%	77.9%
Direct costs
in Dollars	$(1,467)	$(289)	$(553)	$(194)	$(2,503)
in %	83.1%	40.8%	94.3%	104.1%	77.1%
Direct contribution
in Dollars	$249	$262	$44	$37	$592
in %	58.0%	96.3%	408.8%	102.2%	81.6%

Net revenues
Net revenues for the years ended December 31, 2022, 2021 and 2020 are described above in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net revenues”.

Direct costs
Brazil
For the year ended December 31, 2022, as compared to 2021, the increase in direct costs was mainly driven by: i) a $791 million increase in cost of net revenues, mainly attributable to an increase in shipping operating costs, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, hosting expenses and other payments costs mainly due to higher funding cost related to our credits business; ii) a $443 million increase in the provision for doubtful accounts mainly due to a combination effect generated by higher originations of loans during 2022, particularly, consumers and credit cards portfolio, and an increase of the non-performing ratio of the total portfolio relating to the over-90-day bucket in comparison with the previous years; iii) $134 million increase in sales and marketing expenses, mainly due to an increase in buyer protection program expenses, online and offline marketing expenses, salaries and wages, chargebacks and other sales expenses; iv) $71 million increase in product and development expenses, mostly attributable to an increase in depreciation and amortization expenses, maintenance expenses mainly related to higher software licenses expenses and other expenses mainly related to certain tax withholding; and v) a $45 million increase in general and administrative expenses, mostly attributable to an increase in other general and administrative expenses mainly related to certain tax withholding, temporary services primarily related to administrative workers, depreciation and amortization expenses, salaries mainly related to new hires and legal and other fees.
Argentina
For the year ended December 31, 2022, as compared to 2021, the increase in direct costs was mainly driven by: i) a $346 million increase in cost of net revenues, mainly attributable to an increase in other payments costs mainly consisting of higher funding cost related to our credits business, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, hosting expenses, shipping operating costs, and cost of sale of goods as a consequence of an increase in first-party sales; ii) a $62 million increase in the provision for doubtful accounts mainly due to a combination effect generated by higher originations of loans during 2022, particularly, consumer portfolio, and an increase of the non-performing ratio of the total portfolio in comparison with the previous years; iii) a $35 million increase in general and administrative expenses, mostly attributable to an increase in other general and administrative expenses principally related to certain tax withholding, office expenses and salaries and wages, mainly related to new hires; iv) a $32 million increase in product and technology development expenses, mostly attributable to an increase in depreciation and amortization expenses, maintenance expenses mainly related to higher software licenses expenses and salaries and wages; and v) a $15 million increase in sales and marketing expenses, mainly due to buyer protection program expenses, salaries and wages and online and offline marketing expenses, partially offset by lower chargebacks.
Mexico
For the year ended December 31, 2022, as compared to 2021, the increase in direct costs was mainly driven by: i) a $219 million increase in cost of net revenues, mainly attributable to increases in shipping operating costs, cost of sale of goods as a consequence of an increase in first-party sales, collection fees due to higher Mercado Pago penetration, hosting expenses and other payments costs due to higher funding cost related to our credits business, partially offset by a decrease in shipping carrier costs, due to a change on a carrier agreement in 2022 that required the principal accounting under revenue recognition guidance applied in 2021 to be changed in 2022; ii) a $129 million increase in the provision for doubtful accounts mainly due to a combination effect generated by higher originations of loans during 2022, particularly, consumer portfolio, and an increase of the non-performing ratio of the total portfolio in comparison with the previous years; iii) a $53 million increase in sales and marketing expenses, mainly due to online and offline marketing expenses, buyer protection program expenses, salaries and wages and other sales expenses; iv) a $22 million increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses; and v) a $17 million increase in general and administrative expenses, mostly attributable to an increase in salaries and wages, mainly related to new hires.
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
We have funded Mercado Pago mainly by selling credit card receivables and through credit lines. Additionally, we have financed our Mercado Pago and Mercado Credito businesses through the securitization of credit card receivables and certain loans through SPEs created in Brazil, Mexico and Argentina. Finally, we obtained funding through our financial institution in Brazil through deposit certificates and financial bills. Refer to Notes 17 and 21 of our audited consolidated financial statements for further detail.
We committed to purchase cloud services for: i) a total amount of $824 million, to be paid within a 5-year period starting on October 1, 2021 and ii) a total amount of $200 million to be paid within a 3-year period starting on September 23, 2022. Please refer to Note 15 of our audited consolidated financial statements for further detail on purchase commitments.

Further, in connection with the closing of MELI Kaszek Pioneer Corp (“MEKA”)’s initial public offering on October 1, 2021, MEKA (a special purpose acquisition company sponsored by MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”), which is a joint venture between our subsidiary, MELI Capital Ventures LLC, and Kaszek Ventures Opportunity II, L.P.) entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from MEKA 5 million Class A ordinary shares at a price of $10 per share in a private placement to close substantially concurrently with the consummation of MEKA’s initial business combination.
On April 8, 2022, we signed a 10-year agreement with Gol Linhas Aereas S.A. under which we committed to contract a minimum amount of air logistics services for a total annual cost of $43 million (total amount once all the dedicated aircraft are in operation). Pursuant to the agreement, Gol Linhas Aereas S.A. will provide logistics services in Brazil to Mercado Envios through six dedicated aircraft, two of which have already started operations as of December 31, 2022.
Additionally, we have several committed leases, mainly, related to our fulfillment and service centers, which are one of the most important investments for our Mercado Envios business. In this sense, as of December 31, 2022, we have committed rental expenditures with our lessors for $929 million and $67 million for operating leases and finance leases, respectively. See Note 23 of our audited consolidated financial statements for further detail on leases.
We and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of our suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in our payment policy. Suppliers’ voluntary inclusion of invoices in the SFP does not change our payment terms, the amounts paid or liquidity. We have no economic interest in a supplier’s decision to participate in the SFP and have no financial impact in connection with the SFP. As of December 31, 2022, the program amounted to $206 million, out of which $169 million have been utilized by suppliers and are included in the balance sheet within accounts payable line.
In November 2021, we closed an equity public offering for an aggregate of 1,000,000 shares of our Common Stock at a public offering price of $1,550 per share. The aggregate proceeds of the equity offering were $1,520 million net of issuance costs paid. See Note 22 of our audited consolidated financial statements for additional information regarding our equity offerings.
Finally, on March 31, 2022, we entered into a $400 million revolving credit arrangement (“the Credit Arrangement”). The interest rates under the Credit Arrangement are based on Adjusted Term SOFR plus an interest margin of 1.25% per annum. Any loans drawn under the Credit Arrangement must be repaid on or prior to March 31, 2025. We are also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%. As of December 31, 2022, no amounts had been borrowed under the facility. See Note 17 of our audited consolidated financial statements for further detail.
As of December 31, 2022, our main source of liquidity was $3,030 million of cash and cash equivalents and short-term investments, which excludes a $1,219 million investment mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists of cash generated from operations and proceeds from loans.
The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, credit card receivables and other means of payments, accounts receivable, loans receivable, inventory, accounts payable and accrued expenses, funds payable to customers, amounts payable due to credit and debit card transactions and short-term debt.
As of December 31, 2022, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $4,843 million, or 80.4% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our non-U.S. dollar-denominated cash, cash equivalent, restricted cash and cash equivalent and investments held outside U.S. amounted to approximately 78.7% of our consolidated cash and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil, Mexico and Argentina.
Given the uncertain progress of the COVID-19 pandemic and the macroeconomic instability in the countries where we operate, it is not possible to have certainty around future business development and cash generation. In terms of liquidity and cash management, our relevant sources of funding remain available and credit facilities have been obtained at the geographic segment level.

The following table presents our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2022, 2021 and 2020:

	Years ended December 31,
(In millions)	2022	2021	2020
Net cash provided by (used in):
Operating activities	$2,940	$965	$1,182
Investing activities	(3,871)	(1,597)	(252)
Financing activities	916	1,925	242
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(270)	(153)	(115)
Net (decrease) increase in cash, cash equivalents, restricted cash and cash equivalents	$(285)	$1,140	$1,057

Net cash provided by operating activities
Cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Years ended December 31,		Change from 2021 to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$2,940	$965	$1,975	204.7%
Net cash provided by operating activities during the year ended December 31, 2022, resulted primarily from our net income of $482 million, adjustments to net income related to non-cash items of $1,924 million, an increase in funds payable to customers by $1,044 million, a $449 million increase in payables and accrued expenses, which were partially offset by a $1,084 million increase in credit card receivables and other means of payments.
Net cash used in investing activities

	Years ended December 31,		Change from 2021 to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(3,871)	$(1,597)	$(2,274)	142.4%
Net cash used in investing activities in the year ended December 31, 2022 resulted mainly from purchases of investments of $12,694 million, which was partially offset by proceeds from the sale and maturity of investments of $11,023 million, consistent with our treasury strategy of investing part of our available liquidity, principally, in U.S. treasury securities and money market funds. We used: i) $1,701 million in principal loans receivable granted under our Mercado Credito solution; and ii) $454 million in investments of property and equipment (mainly related to our shipping network and information technology assets in Argentina, Brazil and Mexico).
Net cash provided by financing activities

	Years ended December 31,		Change from 2021 to 2022
	2022	2021	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Financing activities	$916	$1,925	$(1,009)	(52.4%)
For the year ended December 31, 2022, our net cash provided by financing activities was primarily derived from $17,017 million in proceeds from loans payable and other financial liabilities which was partially offset by $15,933 million in payments on loans payable and other financial liabilities, $148 million related to repurchases of our common stock, and $20 million for the payments of finance lease obligations.

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
In January 2021, we signed agreements with 2028 Notes holders to repurchase $440 million principal amount of our outstanding 2028 Notes. The total amount paid amounted to $1,865 million, which includes principal, interest accrued and premium. As of the date of the issuance of this annual report, $439 million of our principal amount of the 2028 Notes remains outstanding.
Please refer to Note 17 to our audited consolidated financial statements for additional information regarding the 2028 Notes and the related capped call transactions.
Mercado Pago and Mercado Credito Funding
We obtained funding through our financial institution in Brazil through deposit certificates, loans and financial bills, and continued obtaining, through our subsidiaries, certain lines of credit in Argentina and Mexico primarily to fund the Mercado Pago business. Additionally, we continue to securitize certain loans and credit card receivables through our Argentine, Mexican and Brazilian SPEs, formed to securitize loans provided by us to our users and credit card receivables. Please refer to Notes 17 and 21 to our audited consolidated financial statements for additional detail.
Debt Securities Guaranteed by Subsidiaries
On January 14, 2021, we issued $400 million aggregate principal amount of 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”) and $700 million aggregate principal amount of 3.125% Notes due 2031 (the “2031 Notes” and collectively, the “Notes”). The payment of principal, premium, if any, interest, and all other amounts in respect of each of the Notes, is fully and unconditionally guaranteed (the “Subsidiary Guarantees”), jointly and severally, on an unsecured basis, by certain of our subsidiaries (the “Subsidiary Guarantors”). The initial Subsidiary Guarantors were MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., Mercado Pago Instituição de Pagamento Ltda. (formerly known as “MercadoPago.com Representações Ltda.”), MercadoLibre Chile Ltda., MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico (formerly known as “MercadoLibre, S. de R.L. de C.V.”), DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. On October 27, 2021, MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico became an excluded subsidiary pursuant to the terms of the Notes and it was released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes. On July 1 and October 1, 2022, Ibazar.com Atividades de Internet Ltda. and Mercado Envios Servicos de Logistica Ltda. were merged into eBazar.com.br Ltda, respectively.
We pay interest on the Notes on January 14 and July 14 of each year, beginning on July 14, 2021. The 2026 Sustainability Notes will mature on January 14, 2026, and the 2031 Notes will mature on January 14, 2031.
The Notes rank equally in right of payment with all of the Company’s other existing and future senior unsecured debt obligations. Each Subsidiary Guarantee will rank equally in right of payment with all of the Subsidiary Guarantor’s other existing and future senior unsecured debt obligations, except for statutory priorities under applicable local law.
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
See Note 17 of our audited consolidated financial statements for additional detail.
We are presenting the following summarized financial information for the issuer and the Subsidiary Guarantors (together, the “Obligor Group”) pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the following summarized financial information, transactions between the Company and the Subsidiary Guarantors, presented on a combined basis, have been eliminated. Financial information for the non-guarantor subsidiaries, and any investment in a non-guarantor subsidiary by the Company or by any Subsidiary Guarantor, have been excluded. Amounts due from, due to and transactions with the non-guarantor subsidiaries and other related parties, as applicable, have been separately presented in footnotes.
Summarized balance sheet information for the Obligor Group as of December 31, 2022 and 2021 is provided in the table below:

	December 31,
(In millions)	2022	2021

Current assets (1) (2)	$7,966	$6,193
Non-current assets (3)	2,693	1,770
Current Liabilities (4)	7,214	4,938
Non-current Liabilities (5)	2,547	2,012
(1)Includes restricted cash and cash equivalents of $687 million and $761 million and foreign government debt securities (Central Bank of Brazil mandatory guarantee) of $1,219 million and $602 million as of December 31, 2022 and December 31, 2021, respectively.
(2)Includes Current assets from non-guarantor subsidiaries of $863 million and $287 million as of December 31, 2022 and December 31, 2021, respectively.
(3)Includes Non-current assets from non-guarantor subsidiaries of $410 million and $204 million as of December 31, 2022 and December 31, 2021, respectively.
(4)Includes Current liabilities to non-guarantor subsidiaries of $1,334 million and $726 million as of December 31, 2022 and December 31, 2021, respectively.
(5)Includes Non-current liabilities to non-guarantor subsidiaries of $135 million as of December 31, 2021.
Summarized statement of income information for the Obligor Group for the year ended December 31, 2022 is provided in the table below:

Year Ended December 31,
(In millions)	2022

Net Revenues (1)	$8,541
Gross Profit (2)	3,643
Income from operations (3)	797
Net income (4)	366
(1)Includes Net revenues from transactions with non-guarantor subsidiaries of $145 million for the year ended December 31, 2022.
(2)Includes charges from transactions with non-guarantor subsidiaries of $641 million for the year ended December 31, 2022.
(3)In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $366 million for the year ended December 31, 2022.
(4)Includes other income/(expense) from transactions with non-guarantor subsidiaries of $(48) million for the year ended December 31, 2022.

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
Capital expenditures
Our capital expenditures (comprised of our payments for property and equipment (such as fulfillment centers), intangible assets (excluding digital assets) and business acquisitions for the years ended December 31, 2022 and 2021 amounted to $455 million and $630 million, respectively.
During the year ended December 31, 2022, we invested $209 million in information technology in Brazil, Argentina and Mexico, and $211 million in our Argentine, Brazilian and Mexican shipping premises and offices.
We are continually increasing our level of investment in hardware and software licenses necessary to improve and update our platform’s technology and our computer software developed internally. We anticipate continued investments in capital expenditures related to information technology and logistics network capacity in the future as we strive to maintain our position in the Latin American e-commerce and fintech market.
We believe that our existing cash and cash equivalents, including the sale of credit card receivables, short-term investments and cash generated from operations, will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations in the foreseeable future.
Non-GAAP Measures of Financial Performance
To supplement our audited consolidated financial statements presented in accordance with U.S. GAAP, we present foreign exchange (“FX”) neutral measures as a non-GAAP measure. Reconciliation of this non-GAAP financial measure to the most comparable U.S. GAAP financial measure can be found in the tables below.
This non-GAAP measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP and may be different from FX neutral non-GAAP measures used by other companies. In addition, this non-GAAP measure is not based on any comprehensive set of accounting rules or principles. FX neutral non-GAAP measure has limitations in that it does not reflect the impact of foreign exchange as required by U.S. GAAP. This non-GAAP financial measure should only be used to evaluate our results of operations in conjunction with the most comparable U.S. GAAP financial measures.
We provide this non-GAAP financial measure to enhance overall understanding of our current financial performance and its prospects for the future. We believe that FX neutral measures provide useful information to both Management and investors by excluding the foreign currency exchange rate impact that may not be indicative of our core operating results and business outlook.
The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2021 and applying them to the corresponding months in 2022, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The comparative FX neutral measures were calculated by using the average monthly exchange rates for each month during 2020 and applying them to the corresponding months in 2021. The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.

The following table sets forth the FX neutral measures related to our reported results of the operations for years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2022	2021	Percentage Change	2022	2021	Percentage Change
Net revenues	$10,537	$7,069	49.1%	$11,291	$7,069	59.7%
Cost of net revenues	(5,374)	(4,064)	32.2%	(5,694)	(4,064)	40.1%
Gross profit	5,163	3,005	71.8%	5,597	3,005	86.3%

Operating expenses	(4,129)	(2,564)	61.0%	(4,478)	(2,564)	74.6%
Income from operations	$1,034	$441	134.5%	$1,119	$441	153.7%

	Year Ended December 31,
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2021	2020	Percentage Change	2021	2020	Percentage Change
Net revenues	$7,069	$3,974	77.9%	$7,703	$3,974	93.9%
Cost of net revenues	(4,064)	(2,265)	79.5%	(4,371)	(2,265)	93.0%
Gross profit	3,005	1,709	75.8%	3,332	1,709	94.9%

Operating expenses	(2,564)	(1,581)	62.1%	(2,803)	(1,581)	77.2%
Income from operations	$441	$128	245.1%	$529	$128	314.0%

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from our business operations. These market risks arise mainly from the possibility that changes in interest rates and the U.S. dollar exchange rate with local currencies, particularly the Brazilian Real, Argentine Peso and Mexican Peso due to those segments’ respective share of our revenues and assets, may affect the value of our financial assets and liabilities. Latin American countries in which we operate have been negatively affected by the outbreak of COVID-19, which has generated macroeconomic instability and led to the depreciation of certain Latin American currencies.
We are also exposed to market risks arising from our long-term retention plans (“LTRPs”). These market risks arise from our obligations to pay employees cash in amounts that vary based on the market price of our stock.
Foreign currencies
We have significant operations internationally that are denominated in foreign currencies, primarily the Brazilian Real, Argentine Peso, Mexican Peso, Colombian Peso and Chilean Peso, subjecting us to foreign currency risk, which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues and costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities.
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

As of December 31, 2022, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of December 31, 2022, the total cash and cash equivalents, restricted cash and cash equivalents denominated in foreign currencies totaled $3,138 million, short-term investments denominated in foreign currencies totaled $1,491 million and accounts receivable, credit card receivables and other means of payments and loans receivable in foreign currencies totaled $4,812 million. As of December 31, 2022, we had $90 million long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of December 31, 2022, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $1,073 million and our U.S. dollar-denominated long-term investments totaled $232 million.
For the year ended December 31, 2022, we had a consolidated loss on foreign currency of $198 million mainly related to higher foreign exchange losses attributable to the acquisition of our own common stock in the Argentine market at a price that reflects the additional cost of accessing U.S dollars through U.S. dollar denominated securities due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate (refer to Note 25 of our audited consolidated financial statements for further detail and see also “Item 1A. Risk Factors - Risk related to doing business in Latin America - Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls”), and higher foreign exchange losses from our Brazilian subsidiaries. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations—Other income (expenses), net” for more information).
See Note 2 to our audited consolidated financial statements for further detail on Argentina’s functional currency change.
Foreign Currency Sensitivity Analysis
The table below shows the impact on our net revenues, cost of net revenues, operating expenses, other income (expenses) and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of December 31, 2022 and for the year then ended:

Foreign Currency Sensitivity Analysis
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$11,707	$10,537	$9,579
Expenses (*)	(10,516)	(9,503)	(8,675)
Income from operations	1,191	1,034	904

Other income/(expenses) and income tax related to P&L items	(381)	(354)	(331)

Foreign Currency impact related to the remeasurement of our Net Asset position	(204)	(198)	(193)
Net Income	606	482	380

Total Shareholders’ Equity	$2,111	$1,827	$1,595
(1) Appreciation of the subsidiaries local currency against U.S. Dollar.
(2) Depreciation of the subsidiaries local currency against U.S. Dollar.
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
Brazilian Segment
Considering a hypothetical devaluation of 10% of the Brazilian Real against the U.S. dollar on December 31, 2022, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $178 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $31 million in our Brazilian subsidiaries.

Argentine Segment
In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018. Argentina’s annual inflation rate for the years ended December 31, 2022, 2021 and 2020 was 94.8%, 50.9% and 36.1%, respectively.
We use the Argentina’s official exchange rate to account for transactions in our Argentine segment, which as of December 31, 2022, 2021 and 2020 was 177.16, 102.72 and 84.15, respectively, against the U.S. dollar. Argentina’s annual depreciation of its local currency against the U.S. dollar for the years ended December 31, 2022, 2021 and 2020 was 72.5%, 22.1% and 40.5%, respectively.
Considering a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar on December 31, 2022, the effect on non-functional currency net asset position in our Argentine subsidiaries would have been a foreign exchange loss amounting to approximately $16 million in our Argentine subsidiaries.
In the second half of 2019, the Argentine government instituted exchange controls restricting the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. An entity’s authorization request to the CBA to access the official exchange market to make foreign currency payments may be denied depending on the circumstances. As a result of these exchange controls, markets in Argentina developed trading mechanisms in which an entity or individual buys U.S. dollar denominated securities in Argentina (i.e. shares, sovereign debt) using Argentine peso, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as Blue Chip Swap Rate). The Blue Chip Swap Rate has diverged significantly from Argentina’s official exchange rate (commonly known as exchange spread). In recent years, the Blue Chip Swap Rate has been higher than Argentina’s official exchange rate. As of December 31, 2022, 2021 and 2020, the spread of the Blue Chip Swap Rate was 94.2%, 96.8% and 66.7%, respectively (see Notes 2 “Summary of significant accounting policies – Argentine currency status” and 25 “Share repurchase program” of our audited consolidated financial statements).
Mexican Segment
Considering a hypothetical devaluation of 10% of the Mexican peso against the U.S. dollar on December 31, 2022, the reported net assets in our Mexican subsidiaries would have decreased by approximately $60 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $20 million in our Mexican subsidiaries.
Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our credit card receivables and on the financial debt that we use to fund our Mercado Pago and Mercado Credito’s operations. As of December 31, 2022, Mercado Pago’s funds receivable from credit cards and other means of payments totaled $2,946 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of December 31, 2022, loans receivable net of the allowance for doubtful accounts under our Mercado Credito solution totaled $1,736 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
As of December 31, 2022, our short-term investments amounted to $2,339 million and our long-term investments amounted to $322 million. Our short-term investments, except for the $1,219 million related to the Central Bank of Brazil mandatory guarantee, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date.
Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of December 31, 2022, our loans payable and other financial liabilities which accrue interest based on variable rates amounted to $2,615 million. See Notes 17 and 21 of our audited consolidated financial statements for further detail. We have entered into swap contracts to hedge the interest rate fluctuation of $842 million notional amount, $362 million of which have been designated as hedging instruments. See Note 24 of our audited consolidated financial statements for further detail on derivatives instruments.

Equity Price Risk
Our board of directors, upon the recommendation of the compensation committee, approved the 2018 Long Term Retention Plan (the “2018 LTRP”).
In order to receive an award under the 2018 LTRP, each eligible employee must satisfy the performance conditions established by the board of directors for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2018 LTRP award, payable as follows:
•the eligible employee will receive a fixed payment, equal to 8.333% of his or her 2018 LTRP bonus once a year for a period of six years starting no later than April 30, 2019 respectively (the “2018 Annual Fixed Payment”); and
•on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2018 Variable Payment”) equal to the product of (i) 8.333% of the applicable 2018 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b) the denominator, equals the 2017 Stock Price, defined as $270.84, which was the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2017. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.
Our board of directors, upon the recommendation of the compensation committee, approved the 2019, 2020, 2021 and 2022 Long Term Retention Program (the “2019, 2020, 2021 and 2022 LTRPs”), respectively, under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years (with the first payment occurring no later than April 30, 2020 and 2021 for the 2019 and 2020 LTRPs, respectively, and no later than January 31, 2022 and 2023 for the 2021 and 2022 LTRPs, respectively). In order to receive the full target award under the 2019, 2020, 2021 and/or 2022 LTRPs, each eligible employee must remain employed as of each applicable payment date. The 2019, 2020, 2021 and 2022 LTRP awards are payable as follows:
•the eligible employee will receive 16.66% of half of his or her target 2019, 2020, 2021 and/or 2022 LTRP bonus once a year for a period of six years, with the first payment occurring no later than April 30, 2020 and 2021, and no later than January 31, 2022 and 2023, respectively (the “2019, 2020, 2021 or 2022 Annual Fixed Payment”, respectively); and
•on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2019, 2020, 2021 or 2022 Variable Payment”) equal to the product of (i) 16.66% of half of the target 2019, 2020, 2021 or 2022 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2018, 2019, 2020 and 2021 defined as $322.91, $553.45, $1,431.26 and $1,391.81 for the 2019, 2020, 2021 and 2022 LTRPs, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

As of December 31, 2022, the total contractual obligation fair value of our outstanding LTRP Variable Award Payment obligation subject to equity price risk amounted to $157 million. As of December 31, 2022, the accrued liability related to the outstanding Variable Award Payment of the LTRP included in Salaries and social security payable and Non-current other liabilities in our consolidated balance sheet amounted to $58 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:

		As of December 31, 2022
		MercadoLibre, Inc Equity Price	2018, 2019, 2020, 2021 and 2022 LTRP Variable contractual obligation
(In millions, except equity price)
Change in equity price in percentage

40%		1,190.66	220
30%		1,105.61	204
20%		1,020.56	188
10%		935.52	172
Static	(*)	850.47	157
-10%		765.42	141
-20%		680.38	125
-30%		595.33	110
-40%		510.28	94

(*)    Present value of average closing stock price for the last 60 trading days of the year preceding the applicable payment date.
In November 2021, we acquired Kangú Participações S.A. Former Kangú’s shareholders who after the acquisition became the Company’s employees will receive cash payments annually over a three-year period subject to certain performance and stay conditions. The payments will be indexed based on changes in equity price of our Common Stock. As of December 31, 2022, the total contractual obligation fair value of the mentioned payments amounted to $6.6 million.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a) of this report are included elsewhere in this report and incorporated herein by reference. This includes the Report of Independent Registered Public Accounting Firm of our successor (PCAOB IDs: 1449) and predecessor (PCAOB ID: 1088) auditors.

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
Our Management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control—Integrated Framework (2013), our Management concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of Management’s assessment with the Audit Committee of our board of directors.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Pistrelli, Henry Martin y Asociados S.R.L. (member of Ernst & Young Global Limited), an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
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
ITEM 9B.    OTHER INFORMATION
Not applicable.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K within 120 days of the Company’s fiscal year ended December 31, 2022.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2023 Proxy Statement, except as to information required pursuant to Item 402(v) of SEC Regulation S-K with respect to pay versus performance, is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Except for the information regarding shares authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K within 120 days of the Company’s fiscal year ended December 31, 2022.
The following table presents information as of December 31, 2022 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, Warrants and Rights	Weighted-average exercise price of outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	—	990,497
Total	—	—	990,497
(1)Represents our Amended and Restated 2009 Equity Compensation Plan which was approved by our stockholders on June 10, 2019.
(2)Pursuant to SEC guidance, this table does not reflect grants of restricted stock made pursuant to our Amended and Restated 2009 Equity Compensation Plan. As of December 31, 2022, there were 7,085 shares of unvested restricted stock outstanding under such plan.
Description of our Amended and Restated 2009 Equity Compensation Plan (the “Amended and Restated 2009 Plan”)
Our Amended and Restated 2009 Plan was adopted by our board of directors on April 24, 2019. The Amended and Restated 2009 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and non-qualified stock options, restricted stock and other equity-based or equity-related awards to our employees, directors, officers and managers. Incentive stock options and non-qualified stock options are referred to as “stock options,” and together with restricted stock and all other awards are referred to as “awards”. As of December 31, 2022, there were no outstanding stock options to purchase shares of common stock under the Amended and Restated 2009 Plan.
No stock options were granted during the period from January 1, 2007 to December 31, 2022 and there were no stock-based compensation expenses related to stock options for the years ended December 31, 2022, 2021, 2020, 2019 and 2018. There is no stock option award outstanding under the Amended and Restated 2009 Plan. As of December 31, 2022, there were 990,497 shares of common stock available for additional awards under the Amended and Restated 2009 Plan.

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
Price, exercise and termination of stock option awards. The exercise price for each share of common stock subject to a stock option is determined by the administrator, and in no event shall the exercise price be less than 100% of the fair market value of the shares of common stock on the date of the grant (or 110% in the case of employees who directly or indirectly own more than 10% of the total combined voting power of all classes of our stock).
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

Other awards. The administrator of the Amended and Restated 2009 Plan may grant additional equity-based or equity-related awards in such amounts and on such terms as it shall determine, subject to the terms and conditions set forth in the Amended and Restated 2009 Plan. Each such award shall be denominated in, or shall have a value determined by reference to, a number of shares that is specified at the time of the grant of the award.
Amendment. Our board of directors may modify the Amended and Restated 2009 Plan at any time. The approval by a majority of our stockholders is necessary if required by law or necessary to comply with any applicable laws and regulations. No amendment will affect the terms of any award granted prior to the effectiveness of such amendment, except with the consent of the holder of the award.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information presented under the heading “Certain Relationships and Related Transactions” and “Information on Our board of directors and Corporate Governance” in our 2023 Proxy Statement to be filed with the SEC is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our 2023 Proxy Statement to be filed with the SEC and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements. The following financial statements are included in this report:
(b)Exhibits. The exhibits required by Item 601 of Regulation S-K are set forth under “Index to Exhibits” and is incorporated herein by reference.
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
			8-K	January 14, 2021
4.05	Form of Global Note representing the Registrant’s 2.375% Sustainability Notes due 2026.		8-K	January 14, 2021
4.06	Form of Global Note representing the Registrant’s 3.125% Notes due 2031.		8-K	January 14, 2021
4.07	Description of Securities		10-K	February 23, 2022
4.08	Second Supplemental Indenture, dated October 27, 2021 among MP Agregador, S. de R.L. de C.V., MercadoLibre, Inc. and The Bank of New York Mellon, as Trustee		10-K	February 23, 2022
10.01	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers.		10-K	February 14, 2020
10.02	Management Incentive Bonus Plan of the Registrant.		S-1/A	July 13, 2007
10.03	Form of Employment Agreements with Officers.		S-1/A	July 13, 2007
10.04	Employment Agreement with Osvaldo Gimenez, dated as of March 26, 2008		10-K	February 27, 2009
10.05	Amended and Restated 2013 Long-Term Retention Plan		10-Q	August 5, 2016
10.06	Amended and Restated 2014 Long-Term Retention Plan		10-Q	August 5, 2016
10.07	Amended and Restated 2015 Long-Term Retention Program		10-Q	May 6, 2021
10.08	Amended and Restated 2016 Long-Term Retention Program		10-Q	May 6, 2021
10.09	Amended and Restated 2017 Long-Term Retention Program		10-Q	May 6, 2021
10.10	Amended and Restated 2018 Long-Term Retention Program		10-Q	May 6, 2021
10.11	Amended and Restated 2019 Long-Term Retention Program		10-Q	May 6, 2021
10.12	Amended and Restated 2020 Long-Term Retention Program		10-Q	May 6, 2021
10.13	2021 Long-Term Retention Program		8-K	May 5, 2021
10.14	MercadoLibre, Inc. 2022 Long Term Retention Program		8-K	May 9, 2022
10.15	Securities Purchase Agreement, dated as of March 11, 2019, by and between MercadoLibre, Inc. and PayPal, Inc.		8-K	March 13, 2019
10.16	MercadoLibre, Inc. 2019 Director Compensation Program		8-K	August 7, 2019
10.17	Amended and Restated 2009 Equity Compensation Plan		DEF 14A	April 26, 2019
10.18	Form of Independent Director Restricted Stock Award Agreement		10-Q	November 4, 2022
10.19	Revolving Credit Agreement dated March 31, 2022.		8-K	March 31, 2022
10.20	Advisory Services Agreement, dated April 8, 2022, between MercadoLibre, Inc and Stelleo Pasos Tolda, the advisor.		10-Q	May 6, 2022
10.21	Restricted Stock Agreement, dated April 8, 2022, between MercadoLibre, Inc and Stelleo Pasos Tolda.		10-Q	May 6, 2022
21.01	List of Subsidiaries	*
22.01	List of Subsidiary Guarantors for the Registrant’s 2.375% Sustainability Notes due 2026 and 3.125% Notes due 2031	*
23.01	Consent of Pistrelli, Henry Martin y Asociados S.R.L., Independent Registered Public Accounting Firm on Form S-3 and S-8	*
23.02	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm on Form S-3 and S-8	*
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
*
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL and contained in Exhibit 101	*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Marcos Galperin
Marcos Galperin
Chief Executive Officer

Date: February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marcos Galperin	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2023
Marcos Galperin

/s/ Pedro Arnt	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2023
Pedro Arnt

/s/ Mario Vazquez	Director	February 24, 2023
Mario Vazquez

/s/ Susan Segal	Director	February 24, 2023
Susan Segal

/s/ Nicolás Aguzin	Director	February 24, 2023
Nicolás Aguzin

/s/ Nicolás Galperin	Director	February 24, 2023
Nicolás Galperin

/s/ Emiliano Calemzuk	Director	February 24, 2023
Emiliano Calemzuk

/s/ Henrique Dubugras	Director	February 24, 2023
Henrique Dubugras

/s/ Andrea Mayumi Petroni Merhy	Director	February 24, 2023
Andrea Mayumi Petroni Merhy

/s/ Richard Sanders	Director	February 24, 2023
Richard Sanders

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of MercadoLibre, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of MercadoLibre, Inc. (the Company) as of December 31, 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023, expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for doubtful accounts on loans receivable
Description of the matter

As more fully described in Note 2 to the consolidated financial statements, the Company maintains an allowance for doubtful accounts, related to loans receivable, based on Management’s estimate of the current expected credit losses (CECL estimate). This allowance as of December 31, 2022, amounts to 1,112 million U.S. dollars as disclosed in Note 7, which represents a probability-weighted amount, determined by evaluating a range of possible outcomes and reasonable and supportable information about past events, current conditions and forecasts of future economic conditions.

The Company’s CECL estimate is determined based on probability-weighed scenarios of default over the life of the loans receivable. Probability of default models are estimated using a non-parametric method, which estimates the future default rate. The models include a macroeconomic outlook for projections and recent performance. The Company estimates marginal monthly default probabilities for each delinquency bucket, type of product and country. These probabilities of default are combined with a set of Loss Given Default parameters, which depend on days past due, type of product and country, and are estimated by measuring an average of historical recovery rates from defaulted credits using Work-out and Chainladder approaches.

Auditing the CECL estimate was complex and required the application of significant judgment due to the inherent complexity of the models, assumptions and the interrelationship of the variables used in measuring the CECL estimate. Significant assumptions and judgments with respect to the CECL estimate include the forecast of alternative economic scenarios, the probability weighting of those scenarios and the assumptions for definition of default and portfolio segmentation which considers its credit quality. The CECL estimate is a significant estimate for which variations in model methodology, underlying assumptions and judgments could have a material effect on its measurement.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls related to the CECL estimate. The controls we tested included, among others, controls over the development and review of inputs and models used to calculate the CECL estimate, data completeness and accuracy, economic forecasting, including the probability weighting of the economic scenarios and the governance and oversight over the modelled results.

To test the CECL estimate, our audit procedures included, among others, involving our credit risk modelling specialists to assist in assessing the methodology and assumptions used to estimate CECL and evaluate management’s forecasting methodology; comparing management’s forward-looking information to independently derived forecasts and publicly available information; evaluating the scenario probability weightings used in the CECL models and performing independent recalculations to test the mathematical accuracy of management’s models; evaluating whether the assumptions used were reflective of the credit quality and testing the completeness and accuracy of data used in the measurement of the CECL estimate. We also assessed the adequacy of the CECL estimate financial statement disclosures.

/s/ Pistrelli, Henry Martin y Asociados S.R.L.
PISTRELLI, HENRY MARTIN Y ASOCIADOS S.R.L.
Member of Ernst & Young Global Limited
We have served as the Company’s auditor since 2021.
Buenos Aires, Argentina
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of MercadoLibre, Inc.

Opinion on Internal Control over Financial Reporting

We have audited MercadoLibre, Inc. internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MercadoLibre, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of MercadoLibre, Inc. (the Company) as of December 31, 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Pistrelli, Henry Martin & Asociados S.R.L.
PISTRELLI, HENRY MARTIN Y ASOCIADOS S.R.L.
Member of Ernst & Young Global Limited
Buenos Aires, Argentina
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MercadoLibre, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of MercadoLibre Inc. and its subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & Co. S.A.

Buenos Aires, Argentina
February 23, 2022
We began serving as the Company's auditor in 2010. In 2022 we became the predecessor auditor.

MercadoLibre, Inc.
Consolidated Balance Sheets
As of December 31, 2022 and 2021 (In millions of U.S. dollars, except par value)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,910	$2,585
Restricted cash and cash equivalents	1,453	1,063
Short-term investments ($1,219 and $602 held in guarantee - Note 5)	2,339	810
Accounts receivable, net	130	98
Credit card receivables and other means of payments, net	2,946	1,839
Loans receivable, net of allowances of $1,074 and $408 (Note 7)	1,704	1,199
Prepaid expenses	38	40
Inventories	152	253
Customer crypto-assets safeguarding assets (Note 2)	15	—
Other assets	266	288
Total current assets	10,953	8,175
Non-current assets:
Long-term investments	322	89
Loans receivable, net of allowances of $30 and $27 (Note 7)	32	61
Property and equipment, net	993	807
Operating lease right-of-use assets	656	461
Goodwill	153	148
Intangible assets, net	25	45
Deferred tax assets	346	181
Other assets	256	134
Total non-current assets	2,783	1,926
Total assets	$13,736	$10,101

Liabilities
Current liabilities:
Accounts payable and accrued expenses	1,393	1,036
Funds payable to customers	3,454	2,393
Amounts payable due to credit and debit card transactions	483	337
Salaries and social security payable	401	313
Taxes payable	414	291
Loans payable and other financial liabilities	2,131	1,285
Operating lease liabilities	142	92
Customer crypto-assets safeguarding liabilities (Note 2)	15	—
Other liabilities	129	90
Total current liabilities	8,562	5,837
Non-current liabilities:
Amounts payable due to credit and debit card transactions	5	4
Loans payable and other financial liabilities	2,627	2,233
Operating lease liabilities	514	372
Deferred tax liabilities	106	62
Other liabilities	95	62
Total non-current liabilities	3,347	2,733
Total liabilities	$11,909	$8,570

Commitments and contingencies (Note 15)
Equity
Common stock, 0.001 par value, 110,000,000 shares authorized, 50,257,751 and 50,418,980 shares issued and outstanding	—	—
Additional paid-in capital	2,309	2,439
Treasury stock	(931)	(790)
Retained earnings	913	397
Accumulated other comprehensive loss	(464)	(515)
Total Equity	1,827	1,531
Total Liabilities and Equity	$13,736	$10,101
The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.
Consolidated Statements of Income
For the years ended December 31, 2022, 2021 and 2020
(In millions of U.S. dollars, except for share data)

	Year Ended December 31,
	2022	2021	2020
Net service revenues	$9,442	$6,149	$3,690
Net product revenues	1,095	920	284
Net revenues	10,537	7,069	3,974
Cost of net revenues	(5,374)	(4,064)	(2,265)
Gross profit	5,163	3,005	1,709

Operating expenses:
Product and technology development	(1,099)	(590)	(353)
Sales and marketing	(1,296)	(1,074)	(768)
Provision for doubtful accounts	(1,073)	(435)	(133)
General and administrative	(661)	(465)	(327)
Total operating expenses	(4,129)	(2,564)	(1,581)
Income from operations	1,034	441	128

Other income (expenses):
Interest income and other financial gains	265	138	103
Interest expense and other financial losses (*)	(321)	(229)	(107)
Foreign currency losses, net	(198)	(109)	(43)
Net income before income tax expense	780	241	81

Income tax expense	(298)	(149)	(82)
Equity in earnings of unconsolidated entity	—	(9)	—
Net income (loss)	$482	$83	$(1)

(*)
Includes $49 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 17 to these audited consolidated financial statements for further detail.

	Year Ended December 31,
	2022	2021	2020
Basic earning per share
Basic net income (loss)
Available to shareholders per common share	$9.57	$1.67	$(0.08)
Weighted average of outstanding common shares	50,345,353	49,802,993	49,740,407
Diluted earning per share
Diluted net income (loss)
Available to shareholders per common share	$9.53	$1.67	$(0.08)
Weighted average of outstanding common shares	51,335,621	49,802,993	49,740,407
The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2022, 2021 and 2020
(In millions of U.S. dollars)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$482	$83	$(1)
Other comprehensive income (loss), net of income tax:
Currency translation adjustment	61	(56)	(58)
Unrealized (losses) gains on hedging activities	(24)	8	3
Less: Reclassification adjustment for (losses) gains from accumulated other comprehensive loss	(14)	(1)	6
Net change in accumulated other comprehensive income (loss), net of income tax	51	(47)	(61)

Total Comprehensive income (loss)	$533	$36	$(62)
The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.
Consolidated Statements of Equity
For the years ended December 31, 2022, 2021 and 2020
(In millions of U.S. dollars)

	Common stock		Additional paid-in capital	Treasury Stock (*)	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2019	50	$—	$2,068	$(1)	$323	$(407)	$1,983
Changes in accounting standards	—	—	—	—	(5)	—	(5)
Balance as of December 31, 2019 Restated	50	$—	$2,068	$(1)	$318	$(407)	$1,978
Capped Call	—	—	(307)	—	—	—	(307)
Common Stock repurchased	—	—	—	(54)	—	—	(54)
Stock-based compensation — restricted shares issued	—	—	1	—	—	—	1
Common Stock issued — converted Preferred Shares	—	—	98	—	—	—	98
Redeemable convertible preferred stock dividend distribution ($9.99 per share)	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(1)	—	(1)
Other comprehensive loss	—	—	—	—	—	(61)	(61)
Balance as of December 31, 2020	50	$—	$1,860	$(55)	$314	$(468)	$1,651
Stock-based compensation — restricted shares issued	—	—	1	—	—	—	1
Common Stock issued	1	—	1,520	—	—	—	1,520
Common Stock repurchased	(1)	—	—	(486)	—	—	(486)
Unwind Capped Call	—	—	646	(249)	—	—	397
Capped Call	—	—	(101)	—	—	—	(101)
Repurchase of 2028 Notes Conversion Option	—	—	(1,484)	—	—	—	(1,484)
Exercise of Convertible Notes	—	—	(3)	—	—	—	(3)
Net Income	—	—	—	—	83	—	83
Other comprehensive loss	—	—	—	—	—	(47)	(47)
Balance as of December 31, 2021	50	$—	$2,439	$(790)	$397	$(515)	$1,531
Changes in accounting standards (Note 2)	—	—	(131)	—	34	—	(97)
Balance as of December 31, 2021 Restated	50	$—	$2,308	$(790)	$431	$(515)	$1,434
Common Stock repurchased	—	—	—	(147)	—	—	(147)
Stock-based compensation — restricted shares issued	—	—	1	(1)	—	—	—
Shares granted (Note 18)	—	—	—	7	—	—	7
Net Income	—	—	—	—	482	—	482
Other comprehensive income	—	—	—	—	—	51	51
Balance as of December 31, 2022	50	$—	$2,309	$(931)	$913	$(464)	$1,827
(*) As of December 31, 2022 the Company held 663,950 shares as treasury stock.
The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 (In millions of U.S. dollars)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operations:
Net income (loss)	$482	$83	$(1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of unconsolidated entity	—	9	—
Unrealized foreign currency losses, net	411	91	89
Impairment of digital assets	12	9	—
Depreciation and amortization	403	204	105
Accrued interest income	(166)	(36)	(46)
Non cash interest expense, convertible notes amortization of debt discount and amortization of debt issuance costs and other charges	137	86	15
Provision for doubtful accounts	1,073	435	133
Results on derivative instruments	66	—	(2)
Settlement of the call option	—	(11)	—
Stock-based compensation expense - restricted shares	1	1	1
Sale of fixed assets and intangible assets	—	—	4
LTRP accrued compensation	84	89	130
Deferred income taxes	(97)	(29)	(70)
Changes in assets and liabilities:
Accounts receivable	(71)	(26)	12
Credit card receivables and other means of payments	(1,084)	(1,063)	(522)
Prepaid expenses	3	(13)	16
Inventories	114	(142)	(107)
Other assets	(90)	(175)	(114)
Payables and accrued expenses	449	380	584
Funds payable to customers	1,044	808	901
Amounts payable due to credit and debit card transactions	128	309	37
Other liabilities	(82)	(79)	(35)
Interest received from investments	123	35	52
Net cash provided by operating activities	2,940	965	1,182
Cash flows from investing activities:
Purchases of investments	(12,694)	(7,371)	(5,200)
Proceeds from sale and maturity of investments	11,023	7,801	5,533
Payments for acquired businesses, net of cash acquired	—	(51)	(7)
Capital contributions in joint ventures	—	(5)	—
Receipts from settlements of derivative instruments	1	6	18
Payments from settlements of derivative instruments	(45)	(20)	(4)
Purchases of intangible assets	(1)	(36)	—
Changes in principal loans receivable, net	(1,701)	(1,348)	(345)
Investments of property and equipment	(454)	(573)	(247)
Net cash used in investing activities	(3,871)	(1,597)	(252)
Cash flows from financing activities:
Purchase of convertible note capped calls	—	(101)	(307)
Exercise of Convertible Notes	—	(3)	—
Payments on repurchase of the 2028 Notes	—	(1,865)	—
Unwind of convertible note capped calls	—	397	—
Proceeds from loans payable and other financial liabilities	17,017	9,262	2,396
Payments on loans payable and other financing liabilities	(15,933)	(6,782)	(1,785)
Payments of finance lease obligations	(20)	(17)	(5)
Common Stock repurchased	(148)	(486)	(54)
Dividends paid of preferred stock	—	—	(3)
Proceeds from issuance of common stock, net	—	1,520	—
Net cash provided by financing activities	916	1,925	242
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(270)	(153)	(115)
Net (decrease) increase in cash, cash equivalents, restricted cash and cash equivalents	(285)	1,140	1,057
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the year	3,648	2,508	1,451
Cash, cash equivalents, restricted cash and cash equivalents, end of the year	$3,363	$3,648	$2,508
The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc.
Consolidated Statement of Cash Flows
For the years ended December 31, 2022, 2021 and 2020
(In millions of U.S. dollars)

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow information:
Cash paid for interest	$247	$58	$54
Cash paid for income tax	$437	$282	$140

Non-cash financing activities:
Finance lease obligations	$18	$20	$12

Non-cash investing activities:
Contingent considerations and escrows from acquired business	$—	$12	$2
Right-of-use assets obtained under operating leases	$317	$229	$138
Right-of-use assets obtained under finance leases	$18	$37	$17
Acquired businesses, through call option	$—	$11	$—

Acquisition of business	2022	2021 (1)	2020 (2)
Cash and cash equivalents	$—	$4	$1
Accounts receivable	—	6	3
Other current assets	—	18	2
Other non current assets	—	1	—
Intangible Assets	—	—	—
Fixed Assets	—	1	1
Total assets acquired	—	30	7
Accounts payable and accrued expenses	—	19	2
Other liabilities	—	7	6
Total liabilities assumed	—	26	8
Net assets acquired (liabilities assumed)	—	4	(1)
Goodwill and deferred tax liabilities	—	68	6
Hubs network	—	3	3
Platform	—	1	—
Customer lists	—	1	2
Non Compete and Non Solicitation Agreement	—	—	1
Total purchase price	—	77	11
Cash and cash equivalents acquired	—	4	1
Total purchase price, net of cash acquired	$—	$73	$10
(1)Related to the acquisition of a shipping company and payment services company - See Note 8 “Business combinations, goodwill, and intangible assets.”
(2)Related to the acquisition of a software development company.
The accompanying notes are an integral part of these consolidated financial statements.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
1.    Nature of Business
MercadoLibre, Inc. (“MercadoLibre”, and together with its consolidated entities, the “Company”) was incorporated in the state of Delaware, in the United States of America, in October 1999. MercadoLibre is the largest online commerce ecosystem in Latin America, serving as an integrated regional platform and as a provider of necessary digital and technology tools that allow businesses and individuals to trade products and services in the region.
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
As of December 31, 2022, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its fintech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador, and extends loans through Mercado Credito in Argentina, Brazil, Mexico and Chile. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile, Uruguay, Peru and Ecuador.
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
Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill located in the foreign jurisdictions totaled $1,817 million and $1,439 million as of December 31, 2022 and 2021, respectively.
Certain comparative figures of these consolidated financial statements were modified to provide more detailed disclosures. This change has not impacted the total amount of net income and total equity. Since the quarter ended June 30, 2022, the Company discloses the provision for doubtful accounts as a separate line item of its operating expenses in the consolidated statements of income. The provision for doubtful accounts amounts to $1,073 million, $435 million and $133 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Variable Interest Entities (VIEs)
A VIE is an entity (i) that has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, (ii) that has equity investors who lack the characteristics of a controlling financial interest or (iii) in which the voting rights of some equity investors are disproportionate to their obligation to absorb losses or their right to receive returns and substantially all of the entity’s activities are conducted on behalf of the equity investors with disproportionately few voting rights. The Company consolidates VIEs of which it is the primary beneficiary. The Company is considered to be the primary beneficiary of a VIE when it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. See Note 21 of these audited consolidated financial statements for additional detail on the VIEs used for securitization purposes.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
2.    Summary of significant accounting policies (continued)
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for allowance for doubtful accounts and chargeback provisions, inventories valuation reserves, recoverability of goodwill, intangible assets with indefinite useful lives and deferred tax assets, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention plan, fair value of convertible debt, fair value of investments, fair value of derivative instruments, income taxes and contingencies and determination of the incremental borrowing rate at commencement date of lease operating agreements. Actual results could differ from those estimates.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased, consisting primarily of money market funds, time deposits and sovereign debt securities, to be cash equivalents.
The Company’s management assesses balances for credit losses included in cash and cash equivalents and restricted cash and cash equivalents, except for those recorded at fair value with impact on the statement of income, based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models. The Company did not recognize any material credit loss on the cash and cash equivalents and restricted cash and cash equivalents for the years ended December 31, 2022, 2021 and 2020.
Money market funds and sovereign debt securities are valued at fair value. See Note 10 “Fair value measurement of assets and liabilities” of these audited consolidated financial statements for further details.
Investments
Time deposits are valued at amortized cost plus accrued interest. Corporate debt securities classified as available-for-sale are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive loss, net of the related tax provisions or benefits.
Investments are classified as current or non-current depending on their maturity dates and when it is expected to be converted into cash.
The Company’s Management assesses balances for credit losses included in short and long-term investments, except for those recorded at fair value with impact on the statement of income, based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models. The Company did not recognize any material credit loss on the short and long-term investments for the years ended December 31, 2022, 2021 and 2020.
Sovereign debt securities (including Central Bank of Brazil mandatory guarantee) are valued at fair value. See Note 10 “Fair value measurement of assets and liabilities” of these audited consolidated financial statements for further details.
Fair value option applied to certain financial instruments
Under Accounting Standards Codification (“ASC”) 825, U.S. GAAP provides an option to elect fair value with impact on the statement of income as an alternative measurement for certain financial instruments and other items on the balance sheet.
The Company has elected to measure certain financial assets at fair value with impact on the statement of income for several reasons including to avoid the mismatch generated by the recognition of certain linked instruments / transactions, separately, in the consolidated statement of income and consolidated statement of comprehensive income and to better reflect the financial model applied for selected instruments. The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes.
Credit card receivables and other means of payments, net
Credit card receivables and other means of payments mainly relate to the Company’s payments solution and arise due to the time taken to clear transactions through external payment networks either during the time required to collect the installments (which may be one or more than one installment) or during the period of time until those credit card receivables are sold to financial institutions.
Credit card receivables and other means of payments are presented net of the related allowance for chargebacks and doubtful accounts.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
2.    Summary of significant accounting policies (continued)
The Company is exposed to losses due to credit card fraud and other payment misuse. Provisions for these items represent the Company’s estimate of actual losses based on its historical experience, as well as economic conditions.
The Company may sell credit card receivables to financial institutions, included within “Credit card receivables and other means of payments, net”. These transactions are accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received and (3) the transferor does not maintain effective control over the transferred assets. When all the conditions are met, the Company derecognizes the corresponding financial asset from its balance sheet. Based on historical experience to date the Company assessed that it does not hold a significant credit risk exposure in relation to transfer of financial assets with recourse.
Loans receivable, net
Loans receivable represents loans granted to certain merchants and consumers through the Company’s Mercado Credito solution.
Loans receivable are reported at amortized cost, which includes outstanding principal balances plus estimated collectible interest, net of allowance for doubtful accounts. Past due are those loans where customers have failed to make payments in accordance with the contractual terms of their loans. The Company places loans on non-accrual status at 90 days past due. Interests related to loans on non-accrual status are recognized on cash-basis.
Through the Company’s Mercado Credito solution, merchants can borrow a certain percentage of their monthly sales volume and are charged with a fixed interest rate based on the overall credit assessment of the merchant. Merchant and consumers credits are repaid in a period ranging between 7 days and 24 months.
Allowances for doubtful accounts on loans receivable, accounts receivable and credit card receivables and other means of payments
Since January 1, 2020, the Company maintains allowances for doubtful accounts for Management’s estimate of current expected credit losses (“CECL”) that may result if customers do not make the required payments.
Measurement of current expected credit losses
The Company estimates its allowance for credit losses as the lifetime expected credit losses of the loans receivable, accounts receivable and credit cards receivable and other means of payments. The Company makes use of available information as of each period in which this estimate is developed and uses estimation methods according to the information available and the level of precision needed as certain balances and transactions become more significant over time following the Company’s strategy in connection of the launch and maturing of certain services offerings to its customers.
In 2021 and before, for example, the credit business was in a development stage, with limited historical information. The future collection estimates involved the use of complex algorithms, and a high degree of subjectivity and estimation capability by Management, including assessing whether the economic used model reflected the changing economic conditions, among others. This estimate required a complex and high degree of Management’s judgment.
Specifically in regards of the CECL estimate, including year 2022 information provided a wider series of historical data and the credit business showed a growth in related balances and transactions which led Management to continue enhancing the models used to develop this estimate. CECL represents the present value of the uncollectible portion of the principal, interest, late fees, and other allowable charges. The allowance for doubtful accounts is recorded as a charge to provision for doubtful accounts.
Loans receivable
Loans receivable in this portfolio include the products that the Company offers to: 1) on-line merchant, 2) in-store merchant, 3) consumers and 4) credit card users.
For loans receivable that share similar risk characteristics such as product type, country, unpaid installments, days delinquent and other relevant factors, the Company estimates the lifetime expected credit loss allowance based on a collective assessment.
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

MercadoLibre, Inc. Notes to Consolidated Financial Statements
2.    Summary of significant accounting policies (continued)
The probability of default is an estimation of the likelihood that a loan receivable will default over a given time horizon. Probability of default models (“PD”) are estimated using a survival methodology; these PD are constructed using individual default information through time, taking into account the expected future delinquency rate (forward-looking models) using, since 2022, three probability-weighted macroeconomic scenarios (base, optimistic and pessimistic) following the increased complexity and possible outcomes of the global, regional and domestic macroeconomic performance, so that the models include macroeconomic outlook or projections and recent performance, instead of using one scenario as prior years. With this model, the Company estimates marginal monthly default probabilities for each delinquency bucket, type of product and country. Each marginal monthly probability of default represents a different possible scenario of default.
The exposure at default is equal to the receivables’ expected outstanding principal, interest and other allowable balances. The Company estimates the exposure at default that the portfolio of loans would have in each possible moment of default, meaning for each possible scenario mentioned above. For credit cards loans the Company estimates an amortization scheme based on historical information. Also, since 2022, we have used a one month credit conversion factor (“CCF”) estimated according to terms and conditions, considering the increase in the volume of credit cards portfolio.
The loss given default (“LGD”) is the percentage of the exposure at default that is not recoverable. The LGD is estimated using Work-out and Chainladder approaches. This percentage depends on days past due, type of product and country, and is estimated by measuring an average of historical recovery rates from defaulted credits.
The measurement of CECL is based on probability-weighted scenarios (probability of default for each month), in view of past events, current conditions and adjustments to reflect the reasonable and supportable forecast of future economic conditions.
The Company writes off loans receivable when the customer balance becomes 360 days past due.
Accounts Receivable
To measure the CECL, accounts receivable have been grouped based on shared credit risk characteristics and the number of days past due. The Company has therefore concluded historical loss rates are a reasonable approximation of the expected loss rates for those assets. Accounts receivable are recovered over a period of 0-180 days, therefore, forecasted changes to economic conditions are not expected to have a significant effect on the estimate of the allowance for doubtful accounts.
The Company writes off accounts receivable when the customer balance becomes 180 days past due.
Credit card receivables and other means of payments
Management assesses balances for credit losses included in credit card receivables and other means of payments, based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models.
The Company has arrangements with some unaffiliated entities under which MercadoLibre users are able to fund their Mercado Pago accounts by depositing an equivalent amount with the unaffiliated entity. In some of these arrangements, MercadoLibre credits the Mercado Pago account before the unaffiliated entity transfers the funds to MercadoLibre to settle the transaction. The amounts pending settlement are recognized in the balance sheet as credit card receivables and other means of payments. In June 2020, the Company became aware that it had accumulated significant receivables from one such unaffiliated entity in Argentina. The aging of these receivables exceeded the expected aging for transactions of this kind, hence, the Company recorded a $27 million loss on provision for doubtful accounts during the year ended December 31, 2020.
Concentration of credit risk
Cash and cash equivalents, restricted cash and cash equivalents, short-term and long-term investments, credit card receivables and other means of payments, accounts receivable and loans receivable are potentially subject to credit risk. However, there are not significant concentrations of credit risk arising from these financial instruments. Cash and cash equivalents, restricted cash and cash equivalents and investments are placed with several financial institutions and financial instruments from different countries that are highly liquid and highly rated. Accounts receivable are derived from revenue earned from customers located internationally and are settled through customer credit cards, debit cards and Mercado Pago accounts, with the majority of accounts receivable collected upon processing of credit card transactions. Due to the relatively small dollar amount of individual accounts receivable and loans receivable, the Company generally does not require collateral on these balances.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
2.    Summary of significant accounting policies (continued)
During the years ended December 31, 2022 and 2021, no single customer accounted for more than 5% of net revenues. As of December 31, 2022 and 2021, no single customer, except for credit card processing companies, accounted for more than 5% of accounts receivable and loans receivable. Credit card receivables and other means of payments, net line of the consolidated balance sheet shows the Company’s credit exposure to not more than 10 entities in each of the countries where the Company offers its payments solution.
USD Coin
USD Coin ("USDC") is accounted for as a financial instrument measured at fair value; one USDC can be redeemed for one U.S. dollar on demand from the issuer. USDC balance is included in current other assets of the consolidated balance sheet.
Inventories
Inventories, consisting of products and mobile point of sale (“MPOS”) devices available for sale, are accounted for using the weighted average price method, and are valued at the lower of cost or net realizable value.
The Company accounts for an allowance for recoverability of inventories based on Management’s analysis of the inventories, aging, consumption patterns, as well as the lower of cost or net realizable value.
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
Costs related to the planning and post implementation phases of website development are recorded as an operating expense. Direct costs incurred in the development phase of website are capitalized and amortized using the straight-line method over an estimated useful life of three years. During 2022 and 2021, the Company capitalized $202 million and $188 million, respectively.
Operating lease right-of-use assets and operating lease liabilities
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term, which is a non-monetary asset, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease, which is a monetary liability. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company uses incremental borrowing rates based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease prepaid payments made. In addition, the Company elected to not separate lease components, except for aircraft for which the Company allocates payments to the lease and other services components based on estimated stand-alone prices. The Company also elected to keep leases with an initial term of 12 months or less off of the balance sheet. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
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

MercadoLibre, Inc. Notes to Consolidated Financial Statements
2.    Summary of significant accounting policies (continued)
Digital Assets
The Company accounts for its digital assets, except for the USDC, as indefinite-lived intangible assets, in accordance with ASC 350, Intangibles—Goodwill and Other. The Company has ownership of and control over its digital assets and uses third-party custodial services to store its digital assets. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at cost, net of any impairment losses incurred since acquisition.
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
Impairment of long-lived assets
The Company reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The impairment evaluation is performed at the lowest level of identifiable cash flows independent of other assets. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such asset is considered to be impaired on this basis, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of such asset. As of December 31, 2022 there were no events or changes in circumstances that indicate that the carrying value of an asset may not be recoverable.
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
As of December 31, 2022 and 2021, the Company elected to perform the quantitative impairment test for both goodwill and intangible assets with indefinite useful life.
For the year ended December 31, 2022, the fair values of the reporting units were estimated using the income approach. Cash flow projections used were based on financial budgets approved by the Board of Directors. The Company uses discount rates for each reporting unit in the range of 12.1% to 21.0%. The average discount rate used for 2022 was 15.0%. That rate reflected the Company’s estimated weighted average cost of capital. Key drivers in the analysis include Average Selling Price (“ASP”), Take Rate defined as marketplace revenues as a percentage of Gross Merchandise Volume (“GMV”), Total Payment Volume Off Platform (“TPV Off”), Off Platform Take Rate defined as off platform revenues as a percentage of TPV Off, Wallet and Point TPV per Payer, Wallet Users over Total Population and Active Point devices. In addition, the analysis includes a business to e-commerce rate, which represents growth of e-commerce as a percentage of Gross Domestic Product, Internet penetration rates as well as trends in the Company’s market share.
If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. No impairment loss has been recognized in the years ended December 31, 2022, 2021 and 2020 as Management’s assessment of the fair value of each reporting unit exceeds its carrying value.
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
Intangible assets with indefinite useful life are considered impaired if the carrying amount of the intangible asset exceeds its fair value. The Company recorded an impairment of digital assets of $21 million and $9 million as of December 31, 2022 and 2021, respectively. No impairment loss has been recognized in the year ended December 31, 2020.

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
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to global intangible low-taxed income (GILTI) as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method. Accordingly, the Company was not required to record any impact in connection with the potential GILTI tax as of December 31, 2022 and 2021, respectively.
Uncertainty in income taxes
The Company recognizes, if any, uncertainty in income taxes by applying the accounting prescribed by U.S. GAAP, for which a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return should be considered. It also provides guidance on derecognition, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods and expanded income tax disclosures. The Company classifies interest and penalties, if any, within income tax expense, in the statement of income.
The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities for open years primarily include the U.S., Argentina, Brazil and Mexico.
Derivative Financial Instruments
The Company’s operations are in various foreign currencies and consequently are exposed to foreign currency risk. Additionally, the funding of its operations through variable rate financial debt makes the Company exposed to interest rate fluctuation risks. As a consequence, the Company uses derivative instruments to reduce the volatility of earnings and cash flows which were designated as hedges. All outstanding derivatives are recognized in the Company’s consolidated balance sheet at fair value except for the derivatives related to the Capped Call Transactions (as defined in Note 17) which are recognized in equity at cost paid. The effective portion of a designated derivative’s gain or loss in a cash flow hedge is initially reported as a component of accumulated other comprehensive loss and is subsequently reclassified into the financial statement line item in which the variability of the hedged item is recorded in the period the forecasted transaction affects earnings. The designated derivative’s gain or loss in the net investment hedge was reported as a component of accumulated other comprehensive loss. The gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into earnings in the same period that the interest expense affects earnings.
Additionally, the Company uses swap contracts to hedge the interest rate and the foreign currency exposure of its fixed-rate, foreign currency financial debt issued by its non-US subsidiaries. The Company designated the swap contracts as fair value hedges. The derivative’s gain or loss is reported in earnings in the same line items as the change in the value of the financial debt due to the hedged risks. Since the terms of the interest rate swap match the terms of the hedged debt, changes in the fair value of the interest rate swap are offset by changes in the fair value of the hedged debt attributable to changes in interest rates. Accordingly, the net impact in current earnings is that the interest expense associated with the hedged debt is recorded at the floating rate.
Finally, the Company also hedges its economic exposure to foreign currency risk related to foreign currency denominated monetary assets and liabilities with foreign derivative currency contracts and interest rate fluctuation with swap contracts which were not designated as hedges. Accordingly, these outstanding non-designated derivatives are recognized in the Company’s consolidated balance sheet at fair value, and changes in fair value from these contracts are recorded in other income (expense), net in the consolidated statement of income.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
2.    Summary of significant accounting policies (continued)
Funds payable to customers
Funds payable to customers relate also to the Company’s payments solution and are originated by the amounts due to users held by the Company. Funds, net of any amount due to the Company by the user, are maintained in the user’s current account until withdrawal is requested by the user. See Note 3 “Fintech Regulations” of these audited consolidated financial statements for additional information on regulations over Mercado Pago business.
Amounts payable due to credit and debit card transactions
Amounts payable due to credit and debit card transactions are originated by purchase transactions carried out by the Company’s customers with debit and credit cards issued by Mercado Pago.
Provision for buyer protection program
The Company provides consumers with a buyer protection program (“BPP”) for all transactions completed through the Company’s online payment solution Mercado Pago (except for certain excluded categories). The Company is exposed to losses under this program given that this program is designed to protect buyers in the Marketplace from losses due primarily to fraud or counterparty non-performance. Provisions for BPP represent the Company’s estimate of probable losses based on its historical experience. The charge for the provision for BPP is recognized in sales and marketing expense line of the consolidated statement of income. See Note 15 “Commitments and Contingencies” of these audited consolidated financial statements for further details.
Share-based payments
The liability related to the variable portion of the long term retention plans is remeasured at fair value. See Note 16 “Long term retention plan” of these audited consolidated financial statements for more details.
Treasury Stock
Equity instruments of the Company that are repurchased by the Company are recognized at cost and deducted from equity. If the repurchase of the Company’s stock is carried out at a price significantly in excess of the current market price, there is a presumption that the repurchase price includes amounts attributable to items other than the stock repurchased; therefore, the Company uses the quoted market price of the common stock for purposes of determining the fair value of the treasury stock. See Note 25 of these audited consolidated financial statements for further details.
Comprehensive income (loss)
Comprehensive income (loss) is comprised of two components, net income (loss) and other comprehensive income (loss). This last component is defined as all other changes in the equity of the Company that result from transactions other than with shareholders. Other comprehensive income (loss) includes the cumulative adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries, unrealized gains and losses on investments classified as available-for-sale and on hedging activities. Total comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 amounted to $533 million, $36 million and $(62) million, respectively.
Foreign currency translation
All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Argentina, which has used the U.S. dollar as its functional currency since July 1, 2018. Accordingly, the foreign subsidiaries with local currency as functional currency translate assets and liabilities from their local currencies into U.S. dollars by using year-end exchange rates while income and expense accounts are translated at the average monthly rates in effect during the year, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive income (loss). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the consolidated statements of income under the caption “Foreign currency losses, net”.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
2.    Summary of significant accounting policies (continued)
Argentine currency status
As of July 1, 2018, the Company transitioned its Argentine operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company. Argentina’s annual inflation rate for the years ended December 31, 2022, 2021 and 2020 was 94.8%, 50.9% and 36.1%, respectively.
The Company uses the Argentina’s official exchange rate to account for transactions in the Argentine segment, which as of December 31, 2022, 2021 and 2020 was 177.16, 102.72 and 84.15, respectively, against the U.S. dollar. For the years ended December 31, 2022, 2021 and 2020 the Argentina’s annual depreciation of its local currency against the U.S. dollar was 72.5%, 22.1% and 40.5%, respectively.

The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of December 31, 2022 and December 31, 2021:

	December 31,
	2022	2021
	(In millions)
Assets	$3,238	$2,479
Liabilities	2,419	1,874
Net Assets	$819	$605
The following table provides information relating to net revenues and net income before income tax expense for the years ended December 31, 2022, 2021 and 2020 of the Company’s Argentine subsidiaries and consolidated VIEs:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net revenues	$2,500	$1,531	$980
Net income before income tax expense	699	389	185
Argentine Exchange regulations
In the second half of 2019, the Argentine government instituted exchange controls restricting the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. An entity’s authorization request to the Central Bank of Argentina (“CBA”) to access the official exchange market to make foreign currency payments may be denied depending on the circumstances. As a result of these exchange controls, markets in Argentina developed trading mechanisms, in which an entity or individual buys U.S. dollar denominated securities in Argentina (i.e. shares, sovereign debt) using Argentine peso, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as Blue Chip Swap Rate). The Blue Chip Swap Rate has diverged significantly from Argentina’s official exchange rate (commonly known as exchange spread). In recent years, the Blue Chip Swap Rate has been higher than Argentina’s official exchange rate. As of December 31, 2022, the spread of the Blue Chip Swap was 94.2% (see Note 25 of these audited consolidated financial statements.)
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

MercadoLibre, Inc. Notes to Consolidated Financial Statements
2.    Summary of significant accounting policies (continued)
Revenues are recognized when each performance obligation is satisfied by transferring the promised good or service to the customer according to the following criteria described for each type of service:
a)Commerce transactions:
•Revenues from intermediation services derived from final value fees paid by sellers. Revenues related to final value fees are recognized at the time that the transaction is successfully concluded (which occurs when the marketplace transaction is confirmed right after processing the payment).
•Revenues from shipping services are generated when a buyer elects to receive the item through the Company’s shipping service and the service is rendered to the customer. When the Company acts as an agent, revenues derived from the shipping services are recognized at the time the transaction is successfully concluded for third-party sales, and presented net of the transportation costs charged by third-party carriers. When the Company acts as principal, revenues derived from the shipping services are recognized upon delivery of the good to the customer, and presented on a gross basis. As part of the Company’s business strategy, shipping costs may be fully or partially subsidized at the Company’s option.
•Revenues from inventories sales are generated when control of the good is transferred to the Company’s customers, which occurs upon delivery to the customer.
•Revenues from advertising services provided to sellers, vendors, brands and others, through performance product ads and display advertising, are recognized based on the number of clicks or impressions.
•Classified advertising services are recorded as revenue ratably during the listing period. Those fees are charged at the time the listing is uploaded onto the Company’s platform and are not subject to successful sale of the items listed.
b)Fintech transactions:
•Revenues from commissions the Company charges for transactions off-platform derived from the use of the Company’s payments solution or Mercado Pago credit and debit cards, and revenues derived from insurtech transactions are recognized once the transaction is considered completed, when the payment is processed by the Company, net of rebates granted. The Company also earns revenues as a result of offering financing to its Mercado Pago users, either when the Company finances the transactions directly or when the Company sells the corresponding financial assets to financial institutions. When the Company finances the transactions directly, the financing component is separated from the revenue amount and is recognized over the financing period using the interest method. When the Company sells the corresponding financial assets to financial institutions, the result of such sale is accounted for as financing revenues net of financing costs at the time of transfer of the financial assets. The aggregate gain included in “Fintech services” revenues arising from financing transactions and sales of financial assets, net of the costs recognized on sale of credit card receivables, is $1,054 million, $575 million and $453 million, for the years ended December 31, 2022, 2021 and 2020, respectively.
•Revenues from sale of mobile points of sale products are recognized when control of the good is transferred.
•Revenues from interest earned on loans and advances granted to merchants and consumers, and credit card transactions are recognized over the period of the loan and are based on effective interest rates. The Company places loans on non-accrual status at 90 days past due.
Benefits granted to customers under the Company’s loyalty program are accounted for as material rights and therefore the allocated amount of revenue is deferred until the customers exercise their material rights or until expiration, whichever occurs first.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Accounts receivable and credit card receivables and other means of payments are presented net of allowance for doubtful accounts and chargebacks of $25 million and $39 million as of December 31, 2022 and 2021, respectively. The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $1,112 million (which includes $8 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the Consolidated Balance Sheet) and $435 million as of December 31, 2022 and 2021, respectively.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
2.    Summary of significant accounting policies (continued)
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the year in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Deferred revenue as of December 31, 2021 was $34 million, of which substantially all was recognized as revenue during the year ended December 31, 2022.
As of December 31, 2022, total deferred revenue was $44 million, mainly due to fees related to classified advertising services billed and loyalty programs that are expected to be recognized as revenue in the coming months.
Sales tax
The Company’s subsidiaries in Brazil, Argentina and Colombia are subject to certain sales taxes which are classified as cost of net revenues and totaled $790 million, $569 million and $325 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Advertising costs
The Company expenses the costs of advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of clicks delivered over the total number of contracted clicks, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising costs for the years ended December 31, 2022, 2021 and 2020 amounted to $593 million, $531 million and $356 million, respectively.
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
As of December 31, 2022, the fair value of the crypto-assets held in the customers’ names at the SPs that the Company recognized on its balance sheet for both the crypto-asset safeguarding liability and the corresponding safeguarding asset, which are included in “Customer crypto-assets safeguarding liabilities” and “Customer crypto-assets safeguarding assets,” respectively, in the consolidated balance sheets, was $15 million ($4 million as of January 1, 2022), which consisted of $6 million of Bitcoin, $5 million of Ether and $4 million of other crypto-assets.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
2.    Summary of significant accounting policies (continued)
On August 5, 2020, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Update (“ASU”) 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).” The amendments in this update address issues identified as a result of the complexity associated with applying generally accepted accounting principles for certain financial instruments with characteristics of liabilities and equity. For convertible instruments, accounting models for specific features are removed and amendments to the disclosure requirements are included. For contracts in an entity’s own equity, the update simplifies the settlement assessment by removing some requirements. Additionally, the amendments in this update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The Company adopted this standard effective January 1, 2022, resulting in an increase of the carrying value of the 2028 Notes of $123 million, a decrease of deferred tax liability of $26 million and a decrease in the beginning balance of additional paid in capital of $131 million and an increase of retained earnings of $34 million. In addition, the Company reduced its reported interest expense and is required to use the if-converted method for calculating diluted earnings per share.
Accounting Pronouncements Not Yet Adopted
On September 29, 2022, the FASB issued the ASU 2022-04 “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The amendments in this update require entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The guidance should be applied retrospectively to all periods in which a balance sheet is presented, except for the rollforward requirement, which should be applied prospectively. The Company and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of Company’s suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in Company’s payment policy. Suppliers’ voluntary inclusion of invoices in the SFP does not change the Company’s payment terms, the amounts paid or liquidity. The Company has no economic interest in a supplier’s decision to participate in the SFP and has no financial impact in connection with the SFP. As of December 31, 2022, the program amounted to $206 million, out of which $169 million have been utilized by suppliers and are included in the balance sheet within accounts payable and accrued expenses line.
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

MercadoLibre, Inc. Notes to Consolidated Financial Statements
2.    Summary of significant accounting policies (continued)
On October 28, 2021, the FASB issued the ASU 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The amendments in this update improve comparability for the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination by specifying for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. The amendments provide consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years and should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

3.    Fintech Regulations
Regulations issued by CBA
In January 2020, the CBA enacted regulations related to payment service providers that applies to fintech companies that are not financial institutions, but nevertheless provide payment services in at least one of the processes of the payments system and offer a payment account to its customers. On July 7, 2020, the CBA approved the registration of the Argentine subsidiary in the registry for payment service providers who offer payment accounts (“PSPOCP” according to its Spanish acronym). These regulations set forth certain rules that require PSPOCP to, among other things, (i) deposit and maintain users’ funds in specific local bank accounts, payable on demand; (ii) implement a monthly reporting regime with the CBA; (iii) segregate information related to users’ investments funds; (iv) segregate the Company’s funds from users’ funds; and (v) to comply with transparency provisions regarding PSPOCP’s advertising material and documents. As of December 31, 2022 and 2021, in accordance with the regulation, the Company held customer’s funds for the amount of $496 million and $449 million, respectively, representing the total amount of funds in payment accounts of customers, payable to them on demand.
On December 30, 2021, the board of the CBA issued a regulation by which financial institutions must set up a reserve of 100% of the customer funds deposited by payment service providers that offer payment accounts. According to this new regulation, from January 1, 2022, 100% of the customer funds that have not been invested by users in Mercado Fondo, have remained deposited at financial institutions, and such financial institutions deposited 100% of those funds at the CBA, and available for users. On January 13, 2022, the Company challenged such regulation, and sought an injunction to suspend the effects pending resolution of the challenge. On March 22, 2022, the CBA rejected the Company’s challenge. On April 22, 2022, the Company sought a new preliminary injunction with the courts, in order to suspend the effects of the regulation until a final decision on the merits is granted on the case to be initiated within 90 days following that request, which was rejected by the court. The Company appealed such decision and also filed a motion to vacate the regulation issued by CBA.
On September 22, 2022, the CBA modified the aforementioned resolution and established that a percentage of the customer funds deposited in financial institutions by payment service providers that offer payment accounts may be invested in Argentine treasury bonds and do not necessarily have to remain deposited at the CBA. Under the amended regulation, financial institutions in which the Company deposits customer funds may invest up to 45% of funds that have not already been invested by users in Mercado Fondo in Argentine, peso-denominated treasury bonds due May 23, 2027. As a result of the amended regulation, the Company withdrew on September 5, 2022 the cases it had originally filed challenging the December 30, 2021 regulation.
Regulations issued by Central Bank of Brazil
On November 1, 2018, the Company obtained approval from the Central Bank of Brazil to operate as an authorized payment institution. With this authorization, Mercado Pago in Brazil is subject to the supervision of the Central Bank of Brazil and must fully comply with all obligations established by current regulations. Among other obligations, the regulations require authorized payment institutions to hold any electronic balance in a payment institution account in either a specific account of the Central Bank of Brazil that does not pay interest or Brazilian federal government bonds registered with the “Sistema Especial de Liquidacao e Custodia.” 100% of electronic funds were required to be deposited as of December 31, 2022 and 2021 . As of December 31, 2022 and 2021, in accordance with the regulation, the Company held $1,377 million and $898 million, respectively, deposited in Brazilian federal government bonds as a mandatory guarantee (the “Central Bank of Brazil mandatory guarantee”).

MercadoLibre, Inc. Notes to Consolidated Financial Statements
3.    Fintech Regulations (continued)
During March 2022, the Central Bank of Brazil announced new prudential rules for payment institutions based on their size and complexity and raising standards for required capital. The new framework, which will be effective starting in July 2023 with full implementation by January 2025, will extend the application of the rule regarding proportionality of regulatory requirements (currently applicable to conglomerates of financial institutions) to financial conglomerates led by payment institutions. The Company is assessing the effects that the new rules may have on its regulated Brazilian subsidiaries.
Chilean subsidiaries regulated by Commission for the Financial Market
On November 5, 2021, by means of exempt resolution No. 6312, the Chilean Commission for the Financial Market (Comisión para el Mercado Financiero – “CMF”) authorized Mercado Pago Emisora S.A. to carry out the exclusive business of non-bank issuer of payment cards with provision of funds. Mercado Pago Emisora S.A. became an institution regulated by the CMF, being obligated, among other things, to: (i) deliver information on its financial and operational management on a regular basis; (ii) maintain certain minimum capital required; (iii) set up a determined liquidity reserve; and (iv) deposit and maintain users’ funds in specific banks’ accounts.
On November 9, 2021, by means of exempt resolution No. 6358, the CMF authorized MercadoPago S.A. to carry out the exclusive business of payment card operator. With this authorization, Mercado Pago S.A. became an institution regulated by the CMF, being obliged, among other things, to: (i) provide information on its financial and operational management on a regular basis: (ii) maintain certain minimum capital required; and (iii) constitute a determined liquidity reserve.
On October 12, 2022, the Chilean Congress approved the Fintech and Open-Banking Law Project, which was published on January 4, 2023, and and came into effect on February 3, 2023. This law established a regulatory framework for certain technological financial services that did not have their own legal framework. These services are: (i) Alternative Transaction Systems, (ii) Crowdfunding Financing Platform, (iii) Financial Instrument Intermediation, (iv) Order Routing, (v) Credit Advisory and (vi) Investment Advisory. In addition, an Open Finance System is created to allow financial service providers to exchange customer financial information. After the Fintech Law comes into effect, the CMF will have 18 months to issue secondary regulation. Mercado Pago Emisora S.A. will actively participate in the discussions and workshops at the CMF with the other players in the industry.
As of December 31, 2022 and 2021, in accordance with the regulations, the Chilean subsidiaries held $53 million and $21 million, respectively, as restricted cash and cash equivalents related to liquidity reserves.
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
MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico became a regulated financial entity, effective on May 11, 2022, and is subject to the supervision and jurisdiction of the relevant Mexican financial regulators, including but not limited to the CNBV and the Central Bank of Mexico. Amongst the regulatory obligations to which Electronic Payment Institutions are subject, the following are noteworthy: a) maintain minimum capital requirements, b) maintain sufficient reserves in high-quality liquid assets (e.g. cash, treasury bills, etc.), so as to be able to redeem, on par, the funds held on behalf of the clients, c) comply with anti-money laundering and countering of terrorism financing, d) develop and maintain sound cybersecurity and information security policies, including but not limited to the performance of recurrent vulnerability tests and the deployment of strict infrastructure controls.
As of December 31, 2022, in accordance with the regulations, the Mexican subsidiary held $248 million as restricted cash and cash equivalents related to liquidity reserves.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
3.    Fintech Regulations (continued)
Colombia
The Company has started the process of incorporating a new company (“MercadoPago S.A. Compañía de Financiamiento”) and requesting a license to act as a financial institution, and will therefore be able to offer credits, digital accounts, investments and prepaid cards without any limitation upon obtaining such license. The new entity has a minimum capital requirement, which has been paid-in and is effectively restricted cash until the Financial Superintendence of Colombia (Superintendencia Financiera de Colombia) authorizes the operation of the company. We expect this new company to be operational by the second half of 2023.
As of December 31, 2022, in accordance with the regulations, the Colombian subsidiary held $6 million as restricted cash and cash equivalents related to the minimum capital requirements.
4.    Net income (loss) per share
Basic earnings per share for the Company’s common stock is computed by dividing, net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the year.
On August 24, 2018, and August 31, 2018, the Company issued an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (please refer to Note 17 to these consolidated financial statements for discussion regarding these debt notes). The conversion of these notes is included in the calculation for diluted earnings per share utilizing the “if converted” method. Accordingly, conversion of these Notes is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive. Additionally, on March 29, 2019, the Company issued Preferred Stock. The conversion of Preferred Stock was included in the calculation for diluted earnings per share utilizing the “if converted” method. Accordingly, conversion of the redeemable convertible preferred stock was not assumed for purposes of computing diluted earnings per share if the effect was antidilutive. The denominator for diluted net income (loss) per share for the years ended on December 31, 2022, 2021 and 2020 does not include any effect from the 2028 Notes Capped Call Transactions (as defined in Note 17) because it would be antidilutive. In the event of conversion of any or all of the 2028 Notes, the shares that would be delivered to the Company under the Capped Call Transactions (as defined in Note 17) are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes.
For the years ended 2021 and 2020, the effects of the conversion of the Notes and the redeemable convertible preferred stock would have been antidilutive and, as a consequence, they were not factored into the calculation of diluted earnings per share.
Net income (loss) per share of common stock is as follows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) per common share (*)	$9.57	$9.53	$1.67	$1.67	$(0.08)	$(0.08)

Numerator (in millions):
Net income (loss)	$482	$482	$83	$83	$(1)	$(1)
Effect of dilutive Convertible Senior Notes	—	7	—	—	—	—
Dividends on preferred stock	—	—	—	—	(3)	(3)
Net income (loss) corresponding to common stock	$482	$489	$83	$83	$(4)	$(4)

Denominator:
Weighted average of common stock outstanding for Basic earnings per share	50,345,353	50,345,353	49,802,993	—	49,740,407	—
Adjustment for assumed conversions	—	990,268	—	—	—	—
Adjusted weighted average of common stock outstanding for Diluted earnings per share	—	51,335,621	—	49,802,993	—	49,740,407
(*) Figures have been calculated using non-rounded amounts.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
5.    Cash, cash equivalents, restricted cash and cash equivalents and investments
The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	December 31,
	2022	2021
	(In millions)
Cash and cash equivalents
Cash in bank accounts	$1,160	$1,103
Money market	599	1,079
Time deposits (*)	130	387
U.S. government debt securities	21	—
Foreign government debt securities	—	16
Total cash and cash equivalents	$1,910	$2,585
Restricted cash and cash equivalents
Securitization transactions	$459	$282
Foreign government debt securities (Central Bank of Brazil mandatory guarantee)	158	296
Bank account (Argentine Central Bank regulation)	496	449
Bank account (Mexican National Banking and Securities Commission regulation)	9	—
Time deposits (Mexican National Banking and Securities Commission regulation)	239	—
Bank account (Chilean Commission for the Financial Market regulation)	4	21
Time deposits (Chilean Commission for the Financial Market regulation)	49	—
Money market (Secured lines of credit guarantee)	33	15
Bank account (Financial Superintendence of Colombia regulation)	1	—
Money market (Financial Superintendence of Colombia regulation)	5	—
Total restricted cash and cash equivalents	1,453	1,063
Total cash, cash equivalents, restricted cash and cash equivalents (**)	$3,363	$3,648

Short-term investments
U.S. government debt securities	$558	$150
Foreign government debt securities (Central Bank of Brazil mandatory guarantee)	1,219	602
Foreign government debt securities	123	42
Time deposits (*)	439	16
Total short-term investments	$2,339	$810

Long-term investments
U.S. government debt securities	$175	$—
Foreign government debt securities	70	23
Securitization transactions (***)	21	13
Equity securities held at cost	56	53
Total long-term investments	$322	$89
(*)    As of December 31, 2022 and 2021, the time deposits in excess of $100 thousand, are in majority foreign deposits.
(**)    Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statement of cash flows.
(***)    Investments from securitization transactions are restricted to the payment of amounts due to third-party investors.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
6.    Balance sheet components
Accounts receivable, net

	December 31,
	2022	2021
	(In millions)
Users	$91	$72
Advertising	32	24
Others debtors	21	10
	144	106
Allowance for doubtful accounts	(14)	(8)
Accounts receivable, net	$130	$98
The following table summarizes the allowance for doubtful accounts activity during the years ended December 31, 2022, 2021 and 2020:

	Balance at beginning of year	Net charged to Net income (loss)	Charges Utilized/ Currency translation adjustments/ Write-offs and other adjustments	Balance at end of year
	(In millions)
Allowance for doubtful accounts
Year ended December 31, 2020	$6	$6	$(5)	$7
Year ended December 31, 2021	7	4	(3)	8
Year ended December 31, 2022	8	9	(3)	14

Credit card receivables and other means of payments, net

	December 31,
	2022	2021
	(In millions)
Credit card receivables and other means of payments	$2,957	$1,870
Allowance for chargebacks	(11)	(14)
Allowance for doubtful accounts	—	(17)
Credit card receivables and other means of payments, net	$2,946	$1,839

MercadoLibre, Inc. Notes to Consolidated Financial Statements
6.    Balance sheet components (continued)
The following table summarizes the allowance for chargebacks and the allowance for doubtful accounts activity during the years ended December 31, 2022, 2021 and 2020:

	Balance at beginning of year	Net charged (credited) to Net income (loss)	Charges Utilized/ Currency translation adjustments/ Write-offs and other adjustments	Balance at end of year
	(In millions)
Allowance for chargebacks
Year ended December 31, 2020	$11	$54	$(47)	$18
Year ended December 31, 2021	18	24	(28)	14
Year ended December 31, 2022	14	13	(16)	11

Allowance for doubtful accounts
Year ended December 31, 2020	$—	$36	$(12)	$24
Year ended December 31, 2021	24	(3)	(4)	17
Year ended December 31, 2022	17	(2)	(15)	—
Other assets

	December 31,
	2022	2021
	(In millions)
VAT credits	$17	$26
Income tax credits	65	91
Sales tax credits	30	36
Advance to ATM providers	38	46
Advance to suppliers	17	8
Derivative Instruments	1	10
Tax credit from promotional regime in Argentina	15	13
Incentives to be collected	59	28
Receivables with suppliers	9	8
Other	15	22
Current other assets	$266	$288

	December 31,
	2022	2021
	(In millions)
Judicial deposits	$205	$113
VAT credits	12	—
Income tax credits	22	—
Derivative Instruments	—	7
Other	17	14
Non current other assets	$256	$134

MercadoLibre, Inc. Notes to Consolidated Financial Statements
6.    Balance sheet components (continued)
Property and equipment, net

	Estimated useful life (years)	December 31,
		2022	2021
		(In millions)
Equipment	3-5	$254	$194
Land and building	50 (1)	118	141
Furniture and fixtures	3-10	598	368
Software	3	647	457
Vehicles	4	59	38
		1,676	1,198
Accumulated depreciation		(683)	(391)
Property and equipment, net		$993	$807
(1)Estimated useful life attributable to “building”.

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Cost of net revenues	$101	$50	$16
Product and technology development	182	83	54
Sales and marketing	5	2	2
General and administrative	21	10	10
Depreciation and amortization	$309	$145	$82

MercadoLibre, Inc. Notes to Consolidated Financial Statements
6.    Balance sheet components (continued)
Other liabilities

	December 31,
	2022	2021
	(In millions)
Deferred revenue	$44	$34
Contingent considerations and escrows from acquisitions	11	6
Customer advances	37	30
Derivative instruments	17	6
Incentives collected in advance	1	3
Other	19	11
Current other liabilities	$129	$90

	December 31,
	2022	2021
	(In millions)
Provisions and contingencies	$53	$13
Contingent considerations and escrows from acquisitions	7	12
Joint venture	3	3
Incentives collected in advance	13	11
Derivative instruments	7	—
Salaries and social security payable	6	20
Other	6	3
Non current other liabilities	$95	$62
Accumulated other comprehensive loss
The following table summarizes the changes in accumulated balances of other comprehensive loss for the year ended December 31, 2022:

	Unrealized Gains (Loss) on hedging activities, net	Foreign Currency Translation	Estimated tax benefit (expense)	Total December 31, 2022
	(In millions)
Balances as of December 31, 2021	$8	$(523)	$—	$(515)
Other comprehensive income (loss) before reclassifications	(33)	61	9	37
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss)	20	—	(6)	14
Net current period other comprehensive income (loss)	(13)	61	3	51
Ending balance	$(5)	$(462)	$3	$(464)

MercadoLibre, Inc. Notes to Consolidated Financial Statements
6.    Balance sheet components (continued)
The following table summarizes the changes in accumulated balances of other comprehensive loss for the year ended December 31, 2021:

	Unrealized (Loss) Gains on hedging activities, net	Foreign Currency Translation	Estimated tax benefit (expense)	Total December 31, 2021
	(In millions)
Balances as of December 31, 2020	$(2)	$(467)	$1	$(468)
Other comprehensive income (loss) before reclassifications	8	(56)	—	(48)
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss)	2	—	(1)	1
Net current period other comprehensive income (loss)	10	(56)	(1)	(47)
Ending balance	$8	$(523)	$—	$(515)

The following table summarizes the changes in accumulated balances of other comprehensive loss for the year ended December 31, 2020:

	Unrealized (Loss) Gains on hedging activities, net	Unrealized (Loss) Gains on Investments	Foreign Currency Translation	Estimated tax (expense) benefit	Total December 31, 2020
	(In millions)
Balances as of December 31, 2019	$—	$2	$(409)	$—	$(407)
Other comprehensive (loss) income before reclassifications	4	—	(58)	(1)	(55)
Amount of (gain) loss reclassified from accumulated other comprehensive (loss) income	(6)	(2)	—	2	(6)
Net current period other comprehensive income (loss) income	(2)	(2)	(58)	1	(61)
Ending balance	$(2)	$—	$(467)	$1	$(468)

The following table provides details about reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2022, 2021 and 2020:

Details about Accumulated Other Comprehensive loss Components	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive loss			Affected Line Item in the Statement of Income
	Year Ended December 31,
	2022	2021	2020
	(In millions)
Unrealized (losses) gains on hedging activities	$(20)	$(2)	$6	Cost of net revenues, interest expense and foreign exchange
Unrealized gains on investments	—	—	2	Interest income and other financial gains
Estimated tax benefit (expense) on unrealized (losses) gains	6	1	(2)	Income tax expense
Total reclassifications for the year	$(14)	$(1)	$6	Total, net of income taxes

MercadoLibre, Inc. Notes to Consolidated Financial Statements
7.    Loans receivable, net

	December 31,
	2022	2021
	(In millions)
Loans receivable	$2,778	$1,607
Allowance for doubtful accounts	(1,074)	(408)
Current loans receivable, net	$1,704	$1,199
0

	December 31,
	2022	2021
	(In millions)
Loans receivable	$62	$88
Allowance for doubtful accounts	(30)	(27)
Non current loans receivable, net	$32	$61
The Company classifies loans receivable as “On-line merchant”, “Consumer”, “In-store merchant” and “Credit Cards”. As of December 31, 2022 and December 31, 2021, Loans receivable, net were as follows:

	December 31, 2022
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$394	$(120)	$274
Consumer	1,568	(614)	954
In-store merchant	267	(145)	122
Credit Cards	611	(225)	386
Total	$2,840	$(1,104)	$1,736

	December 31, 2021
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$361	$(79)	$282
Consumer	851	(232)	619
In-store merchant	187	(76)	111
Credit Cards	296	(48)	248
Total	$1,695	$(435)	$1,260

The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $1,112 million (which includes $8 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the Consolidated Balance Sheet) and $435 million as of December 31, 2022 and 2021, respectively.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
7. Loans receivable, net (continued)
The following tables summarize the allowance for doubtful accounts activity during the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022
	On-line merchant	Consumer	In-store merchant	Credit Cards	Total
	(In millions)
Balance at beginning of year	$79	$232	$76	$48	$435
Net charged to Net Income	109	600	139	210	1,058
Currency translation adjustments	1	(9)	(1)	(1)	(10)
Write-offs	(69)	(209)	(69)	(32)	(379)
Balance at end of year	$120	$614	$145	$225	$1,104

	December 31, 2021
	On-line merchant	Consumer	In-store merchant	Credit Cards	Total
	(In millions)
Balance at beginning of year	$20	$45	$13	$—	$78
Net charged to Net Income	75	234	74	51	434
Currency translation adjustments	(3)	(7)	(3)	—	(13)
Write-offs	(13)	(40)	(8)	(3)	(64)
Balance at end of year	$79	$232	$76	$48	$435

The increase in write-offs, for the year ended December 31, 2022 compared to the same period in 2021, is mainly generated by higher originations of loans receivable in 2022.

	December 31, 2020
	On-line merchant	Consumer	In-store merchant	Total
	(In millions)
Balance at beginning of year	$9	$8	$3	$20
Adoption of ASC 326	2	2	1	5
Net charged to Net Loss	25	51	15	91
Currency translation adjustments	5	2	—	7
Write-offs	(21)	(18)	(6)	(45)
Balance at end of year	$20	$45	$13	$78

As of December 31, 2022, the Company is exposed to off-balance sheet unused agreed loan commitment on credit cards portfolio which expose the Company to credit risks. For the year ended December 31, 2022 the Company recognized in Provision for doubtful accounts $8 million as expected credit losses.
The Company closely monitors credit quality for all loans receivable on a recurring basis to assess and manage its exposure to credit risk. To assess merchants and consumers seeking a loan under the Mercado Credito solution, the Company uses, among other indicators, risk models internally developed, as a credit quality indicator to help predict the merchant’s and consumer’s ability to repay the principal balance and interest related to the credit. The risk model uses multiple variables as predictors of the merchant’s and consumer’s ability to repay the credit, including external and internal indicators. Internal indicators consider user behavior related to credit/payment history, and with lower weight in the risk models, the Company uses number of transactions in the Company’s ecosystem and merchant’s annual sales volume, among other indicators. In addition, the Company considers external bureau information to enhance the model and the decision making process.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
7. Loans receivable, net (continued)
The amortized cost of the loans receivable classified by the Company’s credit quality internal indicator was as follows:

	December 31, 2022	December 31, 2021
	(In millions)
1-30 days past due	$118	$90
31-60 days past due	88	47
61 -90 days past due	86	37
91 -120 days past due	103	37
121 -150 days past due	110	31
151 -180 days past due	112	25
181 -210 days past due	100	24
211 -240 days past due	93	23
241 -270 days past due	89	21
271 -300 days past due	73	21
301 -330 days past due	85	30
331 -360 days past due	75	25
Total past due	1,132	411
To become due	1,708	1,284
Total	$2,840	$1,695
As described in Note 2,“ Summary of significant accounting policies”, the Company places loans on non-accrual status at 90 days past due. There are no loans receivable on non-accrual status for which there is no related allowance for doubtful accounts.
8.    Business combinations, goodwill, and intangible assets
Business combinations
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
The aggregate purchase price for the acquisition was $24 million, measured at its fair value amount, which included: (i) the total cash payment of $16 million; (ii) an escrow of $3 million and (iii) $5 million of contingent consideration.
The Company’s consolidated statements of income include the results of operations of the acquired business as from December 2021. The net loss before intercompany eliminations of the acquired Company included in the Company’s consolidated statement of income since the acquisition amounted to less than $1 million for the year ended December 31, 2021.
In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
8.    Business combinations, goodwill, and intangible assets (continued)
The following table summarizes the purchase price allocation for the acquisition:

Redelcom S.A. (In millions)
Cash and cash equivalents	$1
Convertible notes agreements	1
Other net tangible liabilities	(2)
Total net tangible assets acquired	$—
Platform	1
Goodwill	23
Purchase Price	$24
The purchase price was allocated based on the final measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the initial accounting date. The valuation of identifiable intangible assets acquired reflects Management’s estimates based on the use of established valuation methods.
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
Acquisition of a shipping company in Brazil
On November 3, 2021, the Company, through its subsidiary eBazar.com.br Ltda., completed the acquisition of 100% of the equity interest of Kangu Participações S.A. and its subsidiaries, a logistics technology platform which connects sellers, e-commerce companies, carriers, third-party logistics providers and consumers through its vertically integrated network of drop-off and pick-up points throughout Brazil, Mexico and Colombia. The Company is located and organized under the laws of Brazil. The objective of the acquisition was to enhance the capabilities of the Company in terms of logistics.
The aggregate purchase price for the acquisition was $53 million, measured at its fair value amount, which included: (i) the total cash payment of $38 million at the time of closing; (ii) an escrow of $4 million and (iii) $11 million related to the fair value at the acquisition date of a call option to purchase 20% of the equity interest of Kangú Participações S.A. As result of the acquisition, the Company recognized a gain for the fair value amount of the option.
The Company’s consolidated statements of income include the results of operations of the acquired business as from November 2021. The acquired business contributed net income of $1 million for the period from November 3, 2021 to December 31, 2021.
In addition, the Company incurred in certain direct costs of the business combination which were expensed as incurred.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
8.    Business combinations, goodwill, and intangible assets (continued)
The following table summarizes the purchase price allocation for the acquisition:

Kangu Participações S.A. (In millions)
Cash and cash equivalents	$3
Other net tangible assets	1
Total net tangible assets acquired	$4
Customer lists and non-compete agreements	1
Hubs network	3
Goodwill	45
Purchase Price	$53
The purchase price was allocated based on the final measurement of the fair value of assets acquired and liabilities assumed considering the information available as of the initial accounting date. The valuation of identifiable intangible assets acquired reflects Management’s estimates based on the use of established valuation methods.
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

MercadoLibre, Inc. Notes to Consolidated Financial Statements
8.    Business combinations, goodwill, and intangible assets (continued)
Goodwill and intangible assets
The composition of goodwill and intangible assets is as follows:

	December 31,
	2022	2021
	(In millions)
Goodwill	$153	$148

Intangible assets with indefinite lives
- Trademarks	4	7
- Digital assets (1)	9	21
Amortizable intangible assets
- Licenses and others	13	13
- Non-compete agreements	4	4
- Customer lists	12	13
- Trademarks	12	8
- Hubs network	4	3
- Others	3	3
Total intangible assets	$61	$72
Accumulated amortization	(36)	(27)
Total intangible assets, net	$25	$45
(1)Digital assets are net of $21 million and $9 million of impairment losses as of December 31, 2022 and December 31, 2021, registered in General and Administrative expenses.
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows:

	Year ended December 31, 2022
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In millions)
Balance, beginning of the year	$56	$10	$37	$37	$6	$2	$148
Effect of exchange rates changes	4	—	2	—	(1)	—	5
Balance, end of the year	$60	$10	$39	$37	$5	$2	$153

	Year ended December 31, 2021
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In millions)
Balance, beginning of the year	$20	$10	$32	$17	$4	$2	$85
Business Acquisitions	37	—	6	23	2	—	68
Effect of exchange rates changes	(1)	—	(1)	(3)	—	—	(5)
Balance, end of the year	$56	$10	$37	$37	$6	$2	$148

MercadoLibre, Inc. Notes to Consolidated Financial Statements
8.    Business combinations, goodwill, and intangible assets (continued)
Intangible assets with definite useful life
Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, hubs network, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $9 million, $6 million and $5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table summarizes the remaining amortization of intangible assets with definite useful life as of December 31, 2022:

For year ended 12/31/2023	$4
For year ended 12/31/2024	3
For year ended 12/31/2025	1
For year ended 12/31/2026	1
Thereafter	3
$12

9.    Segments
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
The following tables summarize the financial performance of the Company’s reporting segments:

	Year Ended December 31, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$5,666	$2,500	$1,864	$507	$10,537
Direct costs	(4,717)	(1,488)	(1,579)	(481)	(8,265)
Direct contribution	949	1,012	285	26	2,272

Operating expenses and indirect costs of net revenues					(1,238)
Income from operations					1,034

Other income (expenses):
Interest income and other financial gains					265
Interest expense and other financial losses					(321)
Foreign currency losses, net					(198)
Net income before income tax expense					$780

MercadoLibre, Inc. Notes to Consolidated Financial Statements
9.    Segments (continued)

	Year Ended December 31, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$3,910	$1,531	$1,172	$456	$7,069
Direct costs	(3,233)	(998)	(1,139)	(380)	(5,750)
Direct contribution	677	533	33	76	1,319

Operating expenses and indirect costs of net revenues					(878)
Income from operations					441

Other income (expenses):
Interest income and other financial gains					138
Interest expense and other financial losses					(229)
Foreign currency losses, net					(109)
Net income before income tax expense					$241

	Year Ended December 31, 2020
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$2,194	$980	$575	$225	$3,974
Direct costs	(1,766)	(709)	(586)	(186)	(3,247)
Direct contribution	428	271	(11)	39	727

Operating expenses and indirect costs of net revenues					(599)
Income from operations					128

Other income (expenses):
Interest income and other financial gains					103
Interest expense and other financial losses					(107)
Foreign currency losses, net					(43)
Net income before income tax expense					$81
The following tables summarize net revenues per reporting segment, which have been disaggregated by similar products and services for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Commerce services (a)	$2,585	$814	$1,036	$329	$4,764
Commerce products sales (b)	487	271	246	40	1,044
Total commerce revenues	$3,072	$1,085	$1,282	$369	$5,808
Fintech services (c)	1,464	904	152	125	2,645
Credit revenues (d)	1,102	506	421	4	2,033
Fintech products sales (e)	28	5	9	9	51
Total fintech revenues	$2,594	$1,415	$582	$138	$4,729
Total net revenues	$5,666	$2,500	$1,864	$507	$10,537

MercadoLibre, Inc. Notes to Consolidated Financial Statements
9.    Segments (continued)

	Year Ended December 31, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Commerce services (a)	$2,076	$614	$756	$304	$3,750
Commerce products sales (b)	405	242	168	70	885
Total commerce revenues	$2,481	$856	$924	$374	$4,635
Fintech services (c)	938	490	80	82	1,590
Credit revenues (d)	468	178	163	—	809
Fintech products sales (e)	23	7	5	—	35
Total fintech revenues	$1,429	$675	$248	$82	$2,434
Total net revenues	$3,910	$1,531	$1,172	$456	$7,069

	Year Ended December 31, 2020
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Commerce services (a)	$1,257	$461	$428	$159	$2,305
Commerce products sales (b)	100	100	43	12	255
Total commerce revenues	$1,357	$561	$471	$171	$2,560
Fintech services (c)	671	350	64	54	1,139
Credit revenues (d)	143	64	39	—	246
Fintech products sales (e)	23	5	1	—	29
Total fintech revenues	$837	$419	$104	$54	$1,414
Total net revenues	$2,194	$980	$575	$225	$3,974

(a)	Includes final value fees paid by sellers derived from intermediation services and related shipping fees, classified fees derived from classified advertising services and ad sales.
(b)	Includes revenues from inventory sales and related shipping fees.
(c)
Includes revenues from commissions the Company charges for transactions off-platform derived from use of the Company’s payment solution, revenues as a result of offering installments for the payment to its Mercado Pago users, either when the Company finances the transactions directly or when the Company sells the corresponding financial assets, Mercado Pago credit and debit card fees and insurtech fees.

(d)	Includes interest earned on loans and advances granted to merchants and consumers, and interest earned on Mercado Pago credit card transactions.
(e)	Includes sales of mobile point of sales devices.
The following table summarizes the allocation of the property and equipment based on geography:

	December 31,
	2022	2021
	(In millions)
US property and equipment, net	$1	$1
Other countries
Argentina	188	174
Brazil	514	395
Mexico	206	176
Other countries	84	61
	$992	$806
Total property and equipment, net	$993	$807

MercadoLibre, Inc. Notes to Consolidated Financial Statements
9.    Segments (continued)
As of December 31, 2022, the Company owned operating lease right-of-use assets of $53 million in Argentina the segment, $286 million in the Brazil segment, $245 million in the Mexico segment and $72 million in the Other countries segment.
The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	December 31,
	2022	2021
	(In millions)
US intangible assets, net	$9	$21
Goodwill and intangible assets, net
Argentina	14	16
Brazil	63	60
Mexico	40	41
Other countries	52	55
	$169	$172
Total goodwill and intangible assets, net	$178	$193

MercadoLibre, Inc. Notes to Consolidated Financial Statements
10.    Fair value measurement of assets and liabilities
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

Description	Balances as of December 31, 2022	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)	Balances as of December 31, 2021	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
	(In millions)
Assets
Cash and Cash Equivalents:
Money Market	$599	$599	$—	$—	$1,079	$1,079	$—	$—
U.S. government debt securities (1)	21	21	—	—	—	—	—	—
Foreign government debt securities (1)	—	—	—	—	16	16	—	—
Restricted Cash and Cash Equivalents:
Money Market	352	352	—	—	210	210	—	—
Foreign government debt securities (Central Bank of Brazil Mandatory Guarantee) (1)	158	158	—	—	296	296	—	—
Investments:
U.S. government debt securities (1)	733	733	—	—	150	150	—	—
Foreign government debt securities (Central Bank of Brazil Mandatory Guarantee) (1)	1,219	1,219	—	—	602	602	—	—
Foreign government debt securities (1) (2)	214	214	—	—	78	78	—	—
Other Assets:
Derivative Instruments	1	—	1	—	17	—	—	17
USDC	3	3	—	—	—	—	—	—
Customer crypto-assets safeguarding assets	15	—	15	—	—	—	—	—
Total Assets	$3,315	$3,299	$16	$—	$2,448	$2,431	$—	$17
Liabilities:
Long-term retention plan	$58	$—	$58	$—	$103	$—	$103	$—
Other Liabilities:
Contingent considerations	8	—	—	8	9	—	—	9
Derivative Instruments	24	—	24	—	6	—	—	6
Customer crypto-assets safeguarding liabilities	15	—	15	—	—	—	—	—
Total Liabilities	$105	$—	$97	$8	$118	$—	$103	$15

(1)	Measured at fair value with impact on the consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.)
(2)
As of December 31, 2022 and 2021 includes $21 million and $13 million, respectively, of investments from securitization transactions that are restricted to the payment of amounts due to third-party investors. (See Note 5 - Cash, cash equivalents, restricted cash and cash equivalents and investments.)

MercadoLibre, Inc. Notes to Consolidated Financial Statements
10.    Fair value measurement of assets and liabilities (continued)
As of December 31, 2022 and 2021, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis were valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions. The unobservable inputs of the fair value of derivative instruments and contingent considerations classified as Level 3 refer to the prevailing risk free interest rate and spot exchange rate, and to the amounts to be paid according to the respective agreements of each acquisition, the likelihood of achievement of the performance targets arising from each one (expected to be 100%), as well as the Company’s historical experience with similar arrangements. Reasonable variation on those unobservable inputs would not significantly change the fair value of those instruments.
The following tables summarize the reconciliation of the financial assets and liabilities measured at fair value using Level 3 inputs as of December 31, 2022 and 2021:

	Year Ended December 31, 2022
	Derivative Instruments, net	Contingent Considerations
	(In millions)
Balance, beginning of the year	$11	$(9)
Net Additions	3	—
Settlements	7	1
Foreign Currency Translation	(5)	—
Losses in Other Comprehensive Income	(15)	—
Losses in Income Statement	(28)	—
Transfers out of level 3	27	—
Balance, end of the year	$—	$(8)

	Year Ended December 31, 2021
	Derivative Instruments, net	Contingent Considerations
	(In millions)
Balance, beginning of the year	$(14)	$(5)
Net Additions	3	(4)
Settlements	14	—
Foreign Currency Translation	(3)	—
Gains in Other Comprehensive Income	11	—
Balance, end of the year	$11	$(9)
The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As a result of the election of the fair value option for the investments held as of December 31, 2022 and 2021, the Company recognized fair value gains in interest income and other financial gains for $29 million and $9 million, respectively.
As of December 31, 2022 and 2021, the Company held no investment in corporate debt securities which are classified as available for sale. However, during the year ended December 31, 2022, the Company purchased and sold these kind of instruments, being the proceeds from the sales $156 million and the gross realized gains less than $1 million. The cost of these securities was determined under a specific identification basis.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
10.    Fair value measurement of assets and liabilities (continued)
Financial assets and liabilities not measured and recorded at fair value
As of December 31, 2022 and 2021, the carrying value of the Company’s financial assets (except for loans receivable) and liabilities (except for the 2026, 2028 and 2031 Notes) not measured at fair value approximated their fair value mainly because of their short-term maturity. These assets and liabilities included short and long-term investments (excluding money markets and U.S. and foreign government debt securities), accounts receivable, credit card receivables and other means of payments, other assets (excluding derivative instruments and USDC), accounts payable and accrued expenses, funds payable to customers, amounts payable due to credit and debit card transactions, salaries and social security payable (excluding variable LTRP), taxes payable, loans payables and other financial liabilities (except for the 2026, 2028 and 2031 Notes) and other liabilities (excluding variable LTRP, contingent considerations and derivative instruments). If these financial instruments were measured at fair value in the financial statements, cash and restricted cash would be classified as Level 1 (where cost and fair value are aligned) and the remaining financial instruments would be classified as Level 2.
As of December 31, 2022 and December 31, 2021 the estimated fair value of the loans receivables, which is based on Level 3 inputs, is $1,761 million and $1,260 million, respectively, and were determined based on Company’s assumptions. As of December 31, 2022 and 2021, the estimated fair value of the 2026 and 2031 Notes, which is based on Level 2 inputs, is $359 million and $541 million, and $401 million and $704 million, respectively. As of December 31, 2022 and 2021, the estimated fair value of the 2028 Notes, which is based on Level 2 inputs, is $884 million and $1,367 million, respectively, and were determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period (see Note 17 “Loans payable and other financial liabilities” of these audited consolidated financial statements for further details). The rest of the loans payable and other financial liabilities approximate their fair value because the effective interest rates are not materially different from market interest rates.
The following table summarizes the estimated fair value level for the remaining financial assets and liabilities of the Company not measured at fair value as of December 31, 2022 and 2021:

	Balances as of December 31, 2022	Estimated fair value as of December 31, 2022	Balances as of December 31, 2021	Estimated fair value as of December 31, 2021
	(In millions)
Assets
Time Deposits	$439	$439	$16	$16
Accounts receivables, net	130	130	98	98
Credit Card receivables and other means of payment, net	2,946	2,946	1,839	1,839
Loans receivable, net	1,736	1,761	1,260	1,260
Other assets	273	273	457	457
Total Assets	$5,524	$5,549	$3,670	$3,670
Liabilities
Accounts payable and accrued expenses	$1,393	$1,393	$1,036	$1,036
Funds payable to customers	3,454	3,454	2,393	2,393
Amounts payable due to credit and debit card transactions	488	488	341	341
Salaries and social security payable	349	349	230	230
Taxes payable	414	414	291	291
Loans payable and other financial liabilities (*)	4,758	4,997	3,518	3,534
Other liabilities	186	186	117	117
Total Liabilities	$11,042	$11,281	$7,926	$7,942
(*) Includes the fair value of the liability component of the 2028 Notes as of December 31, 2021 of $331 million.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
11.    Common stock
Authorized, issued and outstanding shares
As of December 31, 2022 and 2021, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation, the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).
As of December 31, 2022 and 2021, there were 50,257,751 and 50,418,980 shares of common stock issued and outstanding with a par value of $0.001 per share.
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
12.    Redeemable convertible preferred stock
Pursuant to the Fourth Amended and Restated Certificate of Incorporation, the Company is authorized to issue 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2022, and 2021 the Company has no preferred stock subscribed or issued.
13.    Equity compensation plan
On June 10, 2019, at the Annual Shareholders’ Meeting, the Company’s shareholders approved the adoption of the Amended and Restated 2009 Equity Compensation Plan (the “Amended and Restated 2009 Plan”), which contains terms substantially similar to the terms of the “2009 Equity Compensation Plan” (the “2009 Plan”) that expired in 2019. As of December 31, 2022, there are 990,497 shares of common stock available for granting under the Amended and Restated 2009 Plan.
Equity compensation awards granted under the Amended and Restated 2009 Plan are at the discretion of the Company’s board of directors and may be in the form of either incentive or nonqualified stock options. As of December 31, 2022, there were 7,085 shares of restricted stock outstanding under such plan.
14.    Income taxes
The components of net income before income tax expense in consolidated entities for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
United States	$(207)	$(214)	$(54)
Brazil	259	189	79
Argentina	699	389	185
Mexico	74	(130)	(134)
Other Countries	(45)	7	5
	$780	$241	$81

MercadoLibre, Inc. Notes to Consolidated Financial Statements
14.    Income taxes (continued)
Income tax is composed of the following:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Income Tax:
Current:
U.S.	$12	$—	$—
Non-U.S.	383	178	152
	395	178	152
Deferred:
U.S.	55	(3)	(5)
Non-U.S.	(152)	(26)	(65)
	(97)	(29)	(70)
Income tax expense	$298	$149	$82
The following is a reconciliation of the difference between the actual charge for income taxes and the expected income tax expense computed by applying the statutory income tax rate for the years ended December 31, 2022, 2021 and 2020 to income before taxes:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Net income before income tax	$780	$241	$81
Income tax rate	21%	21%	21%
Expected income tax expense	$164	$51	$17
Permanent differences:
Transfer pricing adjustments	3	2	1
Non-deductible tax	1	4	3
Non-deductible expenses	54	29	18
Dividend distributions	12	36	9
Non-taxable income	(62)	(32)	(4)
Effect of rates different than statutory	37	8	(4)
Currency translation	48	16	12
Change in valuation allowance	92	56	41
Tax Inflation Adjustments	(35)	(19)	(7)
Inventory Adjustments	—	(1)	—
True up	(16)	(1)	(4)
Income tax expense	$298	$149	$82
Income taxes are determined by each subsidiary on a stand alone basis according to income tax law of each jurisdiction The Company’s consolidated effective tax rate for year ended December 31, 2022 as compared to 2021 decreased from 61.8% to 38.2% largely as a result of (i) the one-time loss on debt extinguishment related to 2028 Notes repurchase recognized during the first quarter of 2021, which was considered as non-deductible expense; and (ii) the deferred tax assets in Mexico that were recognized during 2022 regarding the partial reversal of certain tax valuation allowances in one of the subsidiaries according to projected taxable gains for upcoming years. This decrease in our effective tax rate was partially offset by (i) pre-tax losses in another Mexican subsidiary which were included in the valuation allowance; (ii) higher deferred tax liabilities in the U.S. due to temporary differences related to retained earnings from certain Brazilian VIEs; and (iii) a higher foreign exchange loss due to the purchase of our own shares in the Argentine market that is considered a non-deductible expense, see Note 25 “Share repurchase program” of these audited consolidated financial statements for further detail.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
14.    Income taxes (continued)
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
	(In millions)
Deferred tax assets
Allowance for doubtful accounts	$110	$65
Unrealized net gains	8	2
Property and equipment, net	43	27
Accounts payable and accrued expenses	17	11
Payroll and social security payable	32	28
Foreign exchange effect	—	7
Provisions	131	89
U.S. foreign tax credit	156	50
Tax loss carryforwards	255	194
Inventories	3	2
Tax inflation adjustments	3	7
Total deferred tax assets	758	482
Valuation allowance	(360)	(262)
Total deferred tax assets, net	398	220
Deferred tax liabilities
Property and equipment, net	(29)	(18)
Customer lists	(1)	(1)
Unrealized net losses	(3)	(2)
Goodwill	(4)	(3)
Convertible notes and Capped Call	—	(26)
Accounts payable and accrued expenses	(3)	(3)
Payroll and social security payable	(7)	(7)
Outside Basis Dividends	(103)	(36)
Provisions	(8)	(5)
Total deferred tax liabilities	$(158)	$(101)
	$240	$119

MercadoLibre, Inc. Notes to Consolidated Financial Statements
14.    Income taxes (continued)
Valuation allowance on deferred tax assets
The following table summarizes the tax valuation allowance activity during the years ended December 31, 2022, 2021 and 2020:

Tax valuation allowance	Balance at beginning of year	Charged/(credited) to Net income	Charges Utilized/ Currency translation adjustments and other adjustments	Balance at end of year
	(In millions)
Year ended December 31, 2020	$139	$41	$(1)	$179
Year ended December 31, 2021	179	56	27	262
Year ended December 31, 2022	262	92	6	360
As of December 31, 2022, consolidated deferred tax asset on tax loss carryforwards for income tax purposes were $255 million. If not utilized, tax loss carryforwards will begin to expire as follows:

2026	$2
2027	13
2028	29
Thereafter	131
Without due dates	80
Total	$255
Based on Management’s assessment of available objective evidence, the Company maintained a valuation allowance on deferred tax assets of $360 million and $262 million as of December 31, 2022 and 2021, respectively. This valuation allowance includes $156 million and $50 million to fully reserve the outstanding U.S. foreign tax credits as of December 31, 2022 and 2021, respectively.
During the year ended December 31, 2022, the Company increased its valuation allowance mainly on U.S foreign tax credits by $106 million offset by the partial recovery of the valuation allowance on its Mexican operation by $35 million.
Knowledge-based economy promotional regime in Argentina
On June 10, 2019, the Argentine government enacted Law No. 27,506 (knowledge-based economy promotional regime), which established a regime that provides certain tax benefits for companies that meet specific criteria, such as companies that derive at least 70% of their revenues from certain specified activities related to the knowledge-based economy. The regime was suspended on January 20, 2020, until new rules for the application of the knowledge-based economy promotional regime were issued.
On October 7, 2020, changes to the knowledge-based economy promotional regime were finally approved by the Congress. The approved regime has effect from January 1, 2020 through December 31, 2029.
Based on the amended promotional regime, companies that meet new specified criteria shall be entitled to: i) a reduction of the income tax burden (60% for micro and small enterprises, 40% for medium-sized enterprises and 20% for large enterprises) over the promoted activities for each fiscal year, applicable to both Argentine source income and foreign source income, ii) stability of the benefits established by the knowledge-based economy promotional regime (as long as the beneficiary is registered and in good standing), and iii) a non-transferable tax credit bond amounting to 70% (which can be up to 80% in certain specific cases) of the Company’s contribution to the social security regime of every employee whose job is related to the promoted activities (caps on the number of employees are applicable). Such bonds can be used within 24 months from their issue date (which period can be extended for an additional 12 months in certain cases) to offset certain federal taxes, such as value-added tax, but they cannot be used to offset income tax.
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
14.    Income taxes (continued)
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
As a result, the Company accounted for an income tax benefit of $14 million for the year ended December 31, 2021, which $8 million corresponded to the year ended December 31, 2020. The aggregate per share effect of the income tax benefit amounted to $0.29 for the year ended December 31, 2021. Furthermore, the Company recorded a social security benefit of $45 million for the year ended December 31, 2021, which $15 million corresponded to the year ended December 31, 2020. Given that the promotional regime establishes that exports of services by eligible companies are not subject to export duties, the Company recognized a gain of $24 million related to export duties accrued from January 2020 to August 2021 that are no longer required to be paid. Additionally, for the year ended December 31, 2021, the Company accrued a charge of $4 million to pay knowledge-based economy promotional law audit fees and FONPEC (“Fondo Fiduciario para la Promoción de la Economía del Conocimiento”) contribution.
During the year ended December 31, 2022, the Company accounted for an income tax benefit of $27 million. The aggregate per share effect of the income tax benefit amounted to $0.54 for the year ended December 31, 2022. Furthermore, the Company recorded a social security benefit of $54 million for the year ended December 31, 2022. Additionally, during the year ended December 31, 2022, the Company accrued a charge of $5 million, to pay knowledge-based economy promotional law audit fees and FONPEC contribution.
Corporate income tax reform in Argentina
In June 2021, Argentine Congress enacted Law 27,630, which increases corporate income tax rate for tax years beginning January 1, 2021, and onwards. The law replaced the 30% fixed tax rate with a progressive tax scale that applies as follows: a) for accumulated net taxable income up to $5 million Argentine Pesos (roughly $28 thousand): 25% tax rate on net taxable income, b) for accumulated net taxable income from $5 million Argentine Pesos to $50 million Argentine Pesos (roughly $282 thousand): a tax payment of $1 million Argentine Pesos (roughly $6 thousand) plus a 30% tax rate on accumulated net taxable income on any amount exceeding $5 million Argentine Pesos, c) for accumulated net taxable income exceeding $50 million Argentine Pesos: a tax payment of $15 million Argentine Pesos (roughly $85 thousand) plus a 35% tax rate on accumulated net taxable income on any amount exceeding $50 million Argentine Pesos. In addition, the new law permanently extended the 7% withholding tax currently in force to dividend distributions. The mentioned thresholds are subject to inflation adjustment from 2022 onwards.
15.    Commitments and Contingencies
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of December 31, 2022, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $53 million to cover legal actions against the Company in which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided. In addition, as of December 31, 2022, the Company and its subsidiaries are subject to certain legal actions considered by Management and its legal counsels to be reasonably possible for an aggregate amount up to $358 million. No loss amounts have been accrued for such reasonably possible legal actions, the most significant of which are described below.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
15.    Commitments and Contingencies (continued)
The following table summarizes the contingencies activity during the years ended December 31, 2022, 2021 and 2020:

Contingencies	Balance at beginning of year	Charged/credited to Net income / loss	Charges Utilized/ Currency translation adjustments/ Write-offs and other adjustments	Balance at end of year
	(In millions)
Year ended December 31, 2020	8	3	—	11
Year ended December 31, 2021	11	5	(3)	13
Year ended December 31, 2022	13	16	24	53
Tax Claims
Brazilian preliminary injunction against the Brazilian tax authorities (withholding Income tax)
On November 6, 2014, the Brazilian subsidiaries, Mercadolivre.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Pago.com Representações Ltda. and the Argentine subsidiary, MercadoLibre S.R.L., filed a writ of mandamus and requested a preliminary injunction with the Federal Court of Osasco against the federal tax authority to avoid the IRRF (withholding income tax) over payments remitted by the Brazilian subsidiaries to MercadoLibre S.R.L. for the provision of IT support and assistance services by the latter, and requested reimbursement of the amounts improperly withheld over the course of the preceding five (5) years. The preliminary injunction was granted on the grounds that such withholding income tax violated the convention signed between Brazil and Argentina that prevents double taxation. In August 2015, the injunction was revoked by the first instance judge in an award favorable to the federal tax authority. The Company appealed the decision and deposited into court the disputed amounts. In June 2020, the Company’s appeal was dismissed. The Company submitted a new remedy before the same court in July 2020, which was dismissed on February 17, 2021. On March 18, 2021, the Company filed two appeals with the superior courts, which are now pending. As of December 31, 2022, the total amount of the deposits was $171 million (which included $24 million of interest). Such amounts are included in non-current other assets of the consolidated balance sheet. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position and the existence of favorable decisions issued by the Federal Regional Courts. For that reason, the Company has not recorded any expense or liability for the disputed amounts.
Interstate rate of ICMS-DIFAL on interstate sales
During 2020 and 2021, the Brazilian subsidiaries, eBazar.com.br Ltda. and Mercado Pago Instituição de Pagamento Ltda., filed 15 writs of mandamus with the State Courts of Justice where these companies have sales branches in order to prevent Brazilian states from collecting the ICMS (“Imposto sobre Circulação de Mercadorias, Serviços de Transporte Interestadual, Intermunicipal e Comunicação”) on interstate sales at a differential rate (“ICMS-DIFAL”) without the existence of a complementary law. Four of these cases were filed in 2020 (for the branches of Barueri and Louveira) and the other 11 were filed in 2021, after eBazar.com.br Ltda. opened a new branch in Extrema. On February 24, 2021, the Brazilian Supreme Court ruled on the controversy in a binding precedent, which declared the unconstitutionality of ICMS-DIFAL without the proper complementary law. In the same case, however, the Supreme Court ruled on the modulation of the effects of its decision (with retroactive effect).
From those 11 cases filed by the Company after the Supreme Court’s decision (after February 24, 2021), 4 became final and unappealable in favor of the corresponding States (cases related to the branch of Extrema: São Paulo, Rio Grande do Sul, Paraná e Distrito Federal), and therefore their corresponding liabilities were settled with the corresponding judicial deposits. Another one of the 11 cases became final and unappealable in favor of Ebazar.com.br Ltda. Finally, the remaining 6 of those 11 cases are still pending and may not stand because of the modulation of effects with respect to that decision. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing is probable. For that reason, the Company has recorded a $3 million provision for the disputed amounts related to these 6 cases.
With respect to the 4 cases filed by the Company prior to the Supreme Court’s decision (before February 24, 2021), 1 of them became final and unappealable in favor of the Company. Of the remaining 3 cases, for which a judgment is still pending, Management considers that the risk of losing is remote. For that reason, the Company has not recorded any liability for the controversial amounts.
The Company deposited into court the disputed amounts. As of December 31, 2022, the total amount of the deposits related to the ongoing cases was $8 million.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
15.    Commitments and Contingencies (continued)
In January 2022, (therefore, already in the course of fiscal year 2022 and already in full application of the understanding of the Supreme Court for unconstitutionality), supplementary Law No. 190/22 was published, outlining the general rules for the requirement of DIFAL and expressly mentioning the need to comply with the principle of anticipation. Notwithstanding this provision, which expressly points to the need to comply with the anticipation, Brazil’s Federation Units have not complied with this guarantee. Therefore, eBazar.com.br Ltda. and Mercado Pago Instituição de Pagamento Ltda., filed writs of mandamus to the 27 Federation Units, aimed at preventing the Brazilian tax authorities demand payments of the DIFAL. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts. The Company deposited into court the disputed amounts. As of December 31, 2022, the total amount of the deposits was $21 million.
From April to September 2022, the Brazilian subsidiary Mercado Envios Serviços de Logística Ltda., now incorporated by eBazar.com.br Ltda., also filed writs of mandamus to 3 Federation Units (São Paulo, Santa Catarina e Bahia), for the purpose of preventing the Brazilian tax authorities from demanding payment of the DIFAL over their respective fixed assets. The Company deposited into court the disputed amounts. As of December 31, 2022, the total amount of the deposits was $2 million. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts.
Exclusion of ICMS tax benefits from IRPJ and CSLL tax base
The Company has ICMS tax incentives granted by the State of Minas Gerais, through a special regime signed with the state by means of a term of agreement, which are aimed at implementing and expanding business in that state. The Company accounted for the tax benefit netting cost of net revenues for $36 million and $15 million for years ended December 31, 2022 and 2021, respectively (no impact in the year ended December 31, 2020).
On November 9, 2021 the Company filed a writ of mandamus which claimed the exclusion of the amounts relating to the ICMS tax benefits granted by the State of Minas Gerais through the special regime from the tax base of the Corporate Income Tax (IRPJ) and of the Social Contribution on Net Profits (CSLL).
On January 31, 2022, a decision was rendered granting the injunction requested in order not to include the amounts of tax benefits granted by the State of Minas Gerais in the tax base of IRPJ and CSLL, without, however, ruling on the requirements set forth in article 30 of Law 12.973/14 and article 38 of Decree-Law 1577/98. A motion for clarification was filed against this decision, which was accepted in order to include in the preliminary injunction the lack of compliance with such requirements. On April 12, 2022, the Office of Attorney-General of the National Treasury manifested itself in the records informing that it had not filed an appeal against the decision that granted the preliminary injunction. The Company is currently waiting for the judicial decision. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts. The Company accounted for an income tax benefit arising from the ICMS tax incentives during the year ended December 31, 2022 for $17 million, considering the exchange rate as of December 31, 2022, from which $5 million corresponded to the period ended December 31, 2021.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
15.    Commitments and Contingencies (continued)
Administrative tax claims
On October 30, 2020 and November 9, 2020, MercadoPago.com Representações Ltda. and eBazar.com.br Ltda., respectively, received tax assessments claiming income tax payments for the 2016 fiscal year, with respective penalties and fines. In these assessments, the tax authorities do not recognize certain expenses incurred by the Brazilian subsidiaries, such as technology services imported from MercadoLibre S.R.L., Meli Uruguay S.R.L., and MercadoLibre Inc., as deductible for income tax purposes. The tax authorities concluded that the Brazilian entities failed to submit sufficient evidence during the tax assessment that these services were necessary and effectively hired and paid by the Brazilian subsidiaries. The tax assessments that MercadoPago.com Representações Ltda. and eBazar.com.br Ltda. received amounted to a total of $17 million and $13 million, respectively, considering the exchange rate as of December 31, 2022. The subsidiaries filed their defenses on December 1, 2020 and December 8, 2020, respectively, arguing that the agreements and other documentation were submitted as evidence during the tax assessment. The defenses were also complemented by specific descriptions for each project that was impacted by such services to justify the necessity of all the expenses in dispute. On May 25, 2021, MercadoPago.com received an unfavorable decision from the administrative court in the first instance, and on June 28, 2021, eBazar.com.br also received an unfavorable decision from the administrative court in the first instance. The Companies filed appeals in respect of both cases with the administrative court in the second instance, which are now pending. The Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible, but not probable. For that reason, the Company has not recorded any expense or liability for the disputed amounts.
On December 30, 2022, eBazar.com.br Ltda. and one of the Company’s Senior Legal Directors received three tax assessments claiming corporate income taxes (IRPJ and CSLL) in the amount of $64 million, withholding income tax (IRRF) in the amount of $9 million, and PIS and COFINS in the amount of $10 million, all of them in relation to the taxable year of 2017, including punitive fine of 150% over the tax charged and interest on late payments based on the SELIC rate, and according to the exchange rate as of December 31, 2022. The Senior Legal Director was assessed as jointly liable with eBazar.com.br, due to his role as statutory officer, under provisions of the National Tax Code that enable joint tax liability for acts potentially in violation of the law or the by-laws. In respect to IRPJ, CSLL, PIS and COFINS, the tax authorities concluded that the Brazilian company failed to report taxable income as the company has made book entries in the profit and loss accounts, reverting previous revenues or other revenue accounts, as well as for using foreign languages such as English and Spanish in its book-keeping. The tax authorities also considered that the company failed in the emission of invoices, disregarding that the company indeed has a Special Tax Regime granted by the Municipality of Osasco that allows the emission of a single invoice per period. Regarding the IRRF, the amount claimed by the tax authorities is already deposited in court under the writ of mandamus that discusses the company’s right not to pay IRRF on payments made to its affiliate in Argentina, due to the provisions of the Brazil and Argentina double tax treaty. Those deposits were incorrectly ignored by tax authorities. The Company presented the objection on January, 30 2023. The Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the cases is reasonably possible, but not probable in the cases of IRPJ, CSLL, PIS and COFINS, based on the technical merits. In the case of IRRF, the risk of losing the case is remote. For that reason, the Company has not recorded any expense or liability for the disputed amounts.
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
As of December 31, 2022 and 2021, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $4,002 million and $2,964 million, respectively, for which the Company recorded a provision of $6 million and $5 million, respectively.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
15.    Commitments and Contingencies (continued)
Commitments
The Company committed to purchase cloud platform services from two U.S. suppliers based on the following terms:
a) for a total amount of $824 million, to be fully paid off between October 1, 2021 and September 30, 2026. As of December 31, 2022, the Company had paid $212 million in relation thereto; and
b) for a total amount of $108 million, to be fully paid off between September 17, 2021 and September 17, 2024. As of December 31, 2022, the Company had paid $36 million in relation thereto. In September 2022, the Company amended this commitment whereby, effective as of September 23, 2022, the aggregate purchase commitment is $200 million, to be fully paid off between September 23, 2022 and September 23, 2025. As of December 31, 2022, the Company had paid $14 million in relation thereto.
In connection with the closing of MELI Kaszek Pioneer Corp (“MEKA”)’s initial public offering on October 1, 2021, MEKA (a special purpose acquisition company sponsored by MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”), which is a joint venture between Company’s subsidiary MELI Capital Ventures LLC and Kaszek Ventures Opportunity II, L.P.) entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from MEKA 5 million Class A ordinary shares at a price of $10 per share in a private placement to close substantially concurrently with the consummation of MEKA’s initial business combination.
On April 8, 2022, the Company signed a 10-year agreement with Gol Linhas Aereas S.A. under which the Company is committed to contract a minimum amount of air logistics services for a total annual cost of $43 million (total amount once all the dedicated aircraft are in operation). Pursuant to the agreement, Gol Linhas Aereas S.A. provides logistics services in Brazil to Mercado Envios through six dedicated aircraft, two of which have already started operations as of December 31, 2022.

16.    Long term retention plan
On May 4, 2022, the board of directors, upon the recommendation of the Compensation Committee, adopted the 2022 Long-Term Retention Plan (“2022 LTRP”). In addition to the annual salary and bonus of each employee, certain employees (“Eligible Employees”) are eligible to participate in the 2022 LTRP, which provides for the grant to an Eligible Employee of a cash-settled fixed (a “2022 LTRP Fixed Award”) and cash-settled variable award (a “2022 LTRP Variable Award”, and together with any 2022 LTRP Fixed Award, the “2022 LTRP Awards”). In order to receive payment in respect of the 2022 LTRP Awards, each Eligible Employee must remain employed as of each applicable payment date. The 2022 LTRP award is payable as follows:
•the eligible employee will receive 16.66% of half of his or her target 2022 LTRP bonus once a year for a period of six years, with the first payment occurring no later than January 31, 2023 (the “2022 Annual Fixed Payment”); and
•on each date the Company pays the Annual Fixed payment to the eligible employee, he or she will also receive a payment (the “2022 LTRP Variable Payment”) equal to the product of (i) 16.66% of half of the target 2022 LTRP Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2021 Stock Price (as defined below). For purposes of the 2022 LTRP, the “2021 Stock Price” shall equal $1,391.81 (the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of 2021) and the “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date for so long as the Company’s common stock is listed on the NASDAQ.
The rest of LTRP outstanding as of December 31, 2022, 2021, 2020 and 2019 follows similar calculation method as explained above for 2022 LTRP, except that the 2015, 2016, 2017 and 2018 LTRP have performance conditions established by the board of directors that must be achieved at the first year-end of each plan. Similar to the 2022 LTRP, the rest of the outstanding LTRPs additionally have eligibility conditions to be achieved at each year-end and require the employee remain employed by the Company as of each payment date.
During the year ended December 31, 2022, the Company paid $103 million of LTRP plus social security obligations applicable in each local jurisdiction.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
16.    Long term retention plan (continued)
The following table summarizes the 2015, 2016, 2017, 2018, 2019, 2020, 2021 and 2022 LTRP Variable Award contractual obligation for the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022		December 31, 2021		December 31, 2020
	Aggregate Intrinsic value	Weighted-average remaining contractual life (years)	Aggregate Intrinsic value	Weighted-average remaining contractual life (years)	Aggregate Intrinsic value	Weighted-average remaining contractual life (years)
	(In millions)
Outstanding LTRP 2015	—	—	—	—	13	0.08
Outstanding LTRP 2016	—	—	15	0.08	35	0.62
Outstanding LTRP 2017	7	0.08	24	0.58	41	1.13
Outstanding LTRP 2018	5	0.58	14	1.08	23	1.64
Outstanding LTRP 2019	35	1.08	84	1.58	133	2.14
Outstanding LTRP 2020	45	1.58	100	2.09	153	2.67
Outstanding LTRP 2021	39	2.08	85	2.58	—	—
Outstanding LTRP 2022	86	2.58	—	—	—	—
The following table summarizes the LTRP accrued compensation expense for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
LTRP 2015	$—	$—	$10
LTRP 2016	—	2	23
LTRP 2017	(2)	3	26
LTRP 2018	(1)	2	12
LTRP 2019	16	27	29
LTRP 2020	19	29	30
LTRP 2021	21	26	—
LTRP 2022	31	—	—
	$84	$89	$130

MercadoLibre, Inc. Notes to Consolidated Financial Statements
17.    Loans payable and other financial liabilities
The following tables summarize the Company’s loans payable and other financial liabilities as of December 31, 2022 and 2021:

	Book value as of
	December 31, 2022	December 31, 2021
	(In millions)
Current loans payable and other financial liabilities:
Loans from banks	$319	$378
Bank overdrafts	9	146
Secured lines of credit	115	73
Financial Bills	113	—
Deposit Certificates	993	582
Commercial Notes	6	—
Finance lease obligations	14	10
Collateralized debt	535	77
2028 Notes	3	3
2026 Sustainability Notes	4	4
2031 Notes	10	10
Other lines of credit	10	2
	$2,131	$1,285
Non-Current loans payable and other financial liabilities:
Loans from banks	$145	$8
Secured lines of credit	24	17
Financial Bills	—	92
Deposit Certificates	3	3
Commercial Notes	187	—
Finance lease obligations	37	36
Collateralized debt	703	674
2028 Notes	436	312
2026 Sustainability Notes	398	397
2031 Notes	694	694
	$2,627	$2,233

MercadoLibre, Inc. Notes to Consolidated Financial Statements
17.    Loans payable and other financial liabilities (continued)

						Book value as of

Type of instrument	Currency	Interest	Weighted Average Interest Rate		Maturity	December 31, 2022	December 31, 2021
						(In millions)
Loans from banks
Chilean Subsidiaries	Chilean Pesos	Fixed	11.80	%	January 2023 - April 2025	$150	$117
Brazilian Subsidiary	US Dollar	—	—	%	—	—	160
Brazilian Subsidiary (*)	US Dollar	Fixed	4.32	%	August 2023	59	—
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.8	%	January - May 2031	9	4
Mexican Subsidiary	Mexican Pesos	Variable	TIIE + 2.20 - 3.50	%	January 2023 - June 2027	177	66
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	11.73	%	January - June 2023	47	23
Colombian Subsidiary	Colombian Pesos	Fixed	14.69	%	January - June 2023	22	16

Bank overdrafts
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	11.97	%	January 2023	9	27
Argentine Subsidiary	Argentine Pesos	—	—	%	—	—	115
Brazilian Subsidiary	Brazilian Reais	—	—	%	—	—	4

Secured lines of credit
Argentine Subsidiaries	Argentine Pesos	Fixed	67.46	%	January 2023	107	69
Mexican Subsidiary	Mexican Pesos	Fixed	10.03	%	January 2023 - July 2027	32	21

Financial Bills
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.95 - 1.10	%	July 2023 - February 2024	113	92

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 5.25 -7.15	%	February - May 2023	272	—
Brazilian Subsidiary	Brazilian Reais	Variable	97% to 160% of CDI		January 2023 - September 2024	565	521
Brazilian Subsidiary	Brazilian Reais	Fixed	11.35 - 15.00	%	January - July 2023	114	41
Brazilian Subsidiary	Brazilian Reais	Variable	105.31% of CDI		February 2023	45	23

Commercial Notes
Brazilian Subsidiary	Brazilian Reais	Variable	DI + 0.88	%	January 2023 - August 2027	71	—
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41	%	January 2023 - August 2029	122	—

Finance lease obligations						51	46
Collateralized debt						1,238	751
2028 Notes						439	315
2026 Sustainability Notes						402	401
2031 Notes						704	704
Other lines of credit						10	2
						$4,758	$3,518
(*) The carrying amount includes the effect of the derivative instrument that qualified for fair value hedge. See Note 24 “Derivative Instruments” of these audited consolidated financial statements for further detail.

See Notes 21 and 23 of these audited consolidated financial statements for details regarding the Company’s collateralized debt securitization transactions and finance lease obligations, respectively.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
17.    Loans payable and other financial liabilities (continued)
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
The Company may, at its option, redeem the 2026 Sustainability Notes, in whole or in part, at any time prior to December 14, 2025 (the date that is one month prior to the maturity of the 2026 Sustainability Notes) and the 2031 Notes, in whole or in part, at any time prior to October 14, 2030 (the date that is three months prior to the maturity of the 2031 Notes), in each case by paying 100% of the principal amount of such Notes so redeemed plus the applicable “make-whole” amount and accrued and unpaid interest and additional amounts, if any. The Company may, at its option, redeem the 2026 Sustainability Notes, in whole or in part, on December 14, 2025 or at any time thereafter and the 2031 Notes on October 14, 2030 or at any time thereafter, in each case at the redemption price of 100% of the principal amount of such Notes so redeemed plus accrued and unpaid interest and additional amounts, if any. If the Company experiences certain change of control triggering events, it may be required to offer to purchase the notes at 101% of their principal amount plus any accrued and unpaid interest thereon through the purchase date.
The Company intends to allocate an amount equal to the net proceeds from the issuance of the 2026 Sustainability Notes to finance or refinance Eligible Projects. “Eligible Projects” are investments and expenditures made by the Company beginning with the issuance date of the 2026 Sustainability Notes or in the 24 months prior to the issuance of the 2026 Sustainability Notes, that: (i) contribute to environmental objectives such as: clean transportation, land conservation and preservation, energy efficiency, renewable energy, green buildings and pollution prevention and control, (ii) aim to address or mitigate a specific social issue or seek to achieve positive social outcomes especially, but not exclusively, for one or more target populations or (iii) combine (i) and (ii).
Certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guarantee the payment of principal, premium, if any, interest, and all other amounts in respect of each of the Notes (the “Subsidiary Guarantees”). The initial Subsidiary Guarantors were MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., Mercado Pago Instituição de Pagamento Ltda. (formerly known as “MercadoPago.com Representações Ltda.”), MercadoLibre Chile Ltda., MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico (formerly known as “MercadoLibre, S. de R.L. de C.V.”), DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. On October 27, 2021, MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico became an excluded subsidiary pursuant to the terms of the Notes and it was released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes. On July 1 and October 1, 2022, Ibazar.com Atividades de Internet Ltda. and Mercado Envios Servicos de Logistica Ltda. were merged into eBazar.com.br Ltda, respectively.
The Notes rank equally in right of payment with all of the Company’s other existing and future senior unsecured debt obligations. Each Subsidiary Guarantee will rank equally in right of payment with all of the Subsidiary Guarantor’s other existing and future senior unsecured debt obligations, except for statutory priorities under applicable local law.
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

MercadoLibre, Inc. Notes to Consolidated Financial Statements
17.    Loans payable and other financial liabilities (continued)
Holders are able to convert their 2028 Notes at their option at any time prior to February 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2028 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company calls any or all of the 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after February 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their 2028 Notes at any time, regardless of the foregoing circumstances.
During the year ended December 31, 2022, seven Notes were requested for conversion, for a total principal amount of $7 thousand. The Company reconfirmed during the fourth quarter of 2022 that the conversion threshold was met and the Notes remain eligible for conversion. The determination of whether or not the Notes are convertible must continue to be performed on a quarterly basis. From January 1, 2023 to the date of issuance of these consolidated financial statements, additional conversion requests for two notes were made.
The Company has entered into capped call transactions with respect to shares of its common stock with certain financial institutions (the “2028 Notes Capped Call Transactions”). The 2028 Notes Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of the Company’s Common Stock is greater than the strike price and lower than the cap price of the 2028 Notes Capped Call Transactions. The amounts the Company has paid, including transaction expenses, are as follows:

Capped call trading date	Amount
(In millions)
August 2018 (*)	$92
November 2018 (*)	11
June 2019 (**)	88
June 2020 (**)	104
August, 2020	83
November, 2020	120
January, 2021	101

(*)	Totally unwinded in 2021.
(**)	Partially unwinded in 2021.
In addition, the Company paid $8 million in November 2019 to amend the strike and cap prices of the capped call transaction purchased in November 2018. The cost of the 2028 Notes Capped Call Transactions is included as a net reduction to additional paid-in capital in the stockholders’ equity section of the consolidated balance sheets. In June and August 2021, the Company terminated certain of its 2028 Notes Capped Call Transactions and received as consideration $102 million in cash and 57,047 shares of Common Stock, and $295 million in cash and 89,978 shares of Common Stock, respectively. Cash proceeds of terminating certain of the 2028 Notes Capped Call Transactions in June and August 2021 were used to repurchase 71,175 shares and 158,413 shares of Common Stock, respectively.
Based on the $846.24 closing price of the Company’s Common Stock on December 31, 2022 and if the stock price remains constant, the Company could obtain 177,016 shares of Common Stock on the 2028 Notes Capped Calls Transactions settlement date.
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

MercadoLibre, Inc. Notes to Consolidated Financial Statements
17.    Loans payable and other financial liabilities (continued)
The total estimated fair value of the 2028 Notes were $884 million and $1,367 million as of December 31, 2022 and December 31, 2021, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The Company considered the fair value of the 2028 Notes as of December 31, 2022 and December 31, 2021 to be a Level 2 measurement. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $846.24 closing price of the Company’s common stock on December 31, 2022, the if-converted value of the 2028 Notes exceeds their principal amount by $399 million.
As of December 31, 2022, the principal and issuance costs of the 2028 Notes amounted to $439 million and $3 million, respectively. As of December 31, 2021, the principal and issuance costs of the 2028 Notes amounted to $439 million and $4 million, respectively.
The following table presents the interest expense for contractual interest, the accretion of debt discount and the amortization of debt issuance costs:

	Year ended December 31,
	2022	2021	2020
	(In millions)
Contractual coupon interest expense	$8	$9	$17
Amortization of debt discount (*)	—	16	26
Amortization of debt issuance costs	1	—	1
Total interest expense related to the 2028 Notes	$9	$25	$44

(*) For the year ended December 31, 2022 no amortization of debt discount was recorded due to the adoption of ASU 2020-06. See Note 2 "Summary of significant accounting policies - Recently Adopted Accounting Standards" for further detail.

Revolving Credit Agreement
On March 31, 2022, the Company, as borrower, entered into a $400 million revolving credit agreement (the “Credit Agreement”). Under the Credit Agreement, the Company’s subsidiaries MercadoLibre S.R.L., eBazar.com.br Ltda, Mercado Envios Serviços de Logística Ltda. (merged into eBazar.com.br Ltda. on October 1, 2022), Mercado Pago Instituição de Pagamento Ltda., DeRemate.com de México S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda., and MercadoLibre Colombia Ltda. have guaranteed the Company’s obligations.
The interest rates under the Credit Agreement are based on Adjusted Term SOFR (“Secured Overnight Funding Rate”) plus an interest margin of 1.25% per annum. Any loans drawn under the Credit Agreement must be repaid on or prior to March 31, 2025. The Company is also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%.
As of December 31, 2022, no amounts have been borrowed under the facility.
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

MercadoLibre, Inc. Notes to Consolidated Financial Statements
19.    Quarterly Financial Data (unaudited)
The following tables present certain consolidated quarterly financial information for each of the last twelve quarters for the years ended December 31, 2022, 2021 and 2020:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except for share data)
2022
Net Revenues	$2,248	$2,597	$2,690	$3,002
Gross profit	1,073	1,284	1,348	1,458
Net Income	65	123	129	165
Net Income per share-basic	1.30	2.43	2.57	3.28
Net Income per share-diluted	1.30	2.43	2.56	3.25
Weighted average shares
Basic	50,408,754	50,364,529	50,325,075	50,284,640
Diluted	50,408,754	50,364,529	51,315,343	51,274,909

2021
Net Revenues	$1,378	$1,703	$1,858	$2,130
Gross profit	591	754	807	853
Net (loss) Income	(34)	68	95	(46)
Net (loss) Income per share-basic	(0.68)	1.37	1.92	(0.92)
Net (loss) Income per share-diluted	(0.68)	1.37	1.92	(0.92)
Weighted average shares
Basic	49,867,625	49,822,272	49,597,157	49,926,533
Diluted	49,867,625	49,822,272	49,597,157	49,926,533

2020
Net Revenues	$652	$878	$1,116	$1,328
Gross profit	313	427	480	489
Net (loss) Income	(21)	56	15	(51)
Net (loss) Income per share-basic	(0.44)	1.11	0.28	(1.02)
Net (loss) Income per share-diluted	(0.44)	1.11	0.28	(1.02)
Weighted average shares
Basic	49,709,955	49,709,973	49,720,854	49,820,185
Diluted	49,709,955	49,709,973	49,720,854	49,820,185
20.    Cash Dividend Distribution
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
The Company securitizes certain credit cards receivable related to users’ purchases through Argentine and Chilean SPEs. Under the SPE contracts, the Company has determined that it has no obligation to absorb losses or the right to receive benefits of the SPEs that could be significant because it does not retain any equity certificate of participation or subordinated interest in the SPEs. As the Company does not control the vehicles, its assets, liabilities, and related results are not consolidated in the Company’s financial statements.
Additionally, the Company securitizes certain credit cards receivable related to users’ purchases through Brazilian SPEs. Under the SPE contracts, the Company has determined that it has the obligation to absorb losses or the right to receive benefits of the SPEs that could be significant because it retains subordinated interest in the SPEs. As the Company controls the vehicles, the assets, liabilities and related results are consolidated in its financial statements.
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

MercadoLibre, Inc. Notes to Consolidated Financial Statements
21.    Securitization transactions (continued)
The following table summarizes the Company’s collateralized debt under securitization transactions, as of December 31, 2022:

SPEs	Collateralized debt as of December 31, 2022	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	$193	CDI + 2.50%	Brazilian Reais	June 2025
Fundo de Investimento Em DireitosCreditórios Arandu	192	CDI + 1.75%	Brazilian Reais	June 2023
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	5	CDI + 3.50%	Brazilian Reais	August 2023
Olimpia Fundo de Investimento Em Direitos Creditórios	97	CDI + 1.25%	Brazilian Reais	November 2024
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	217	CDI + 1.90%	Brazilian Reais	April 2028
Mercado Crédito Consumo VIII	3	Badlar rates plus 200 basis points with a min 30% and a max 50%	Argentine Pesos	February 2023
Mercado Crédito Consumo IX	9	Badlar rates plus 200 basis points with a min 30% and a max 52%	Argentine Pesos	May 2023
Mercado Crédito Consumo X	13	Badlar rates plus 200 basis points with a min 35% and a max 62%	Argentine Pesos	June 2023
Mercado Crédito Consumo XI	16	Badlar rates plus 200 basis points with a min 35% and a max 63%	Argentine Pesos	August 2023
Mercado Crédito Consumo XII	16	Badlar rates plus 200 basis points with a min 35% and a max 70%	Argentine Pesos	September 2023
Mercado Crédito Consumo XIII	16	Badlar rates plus 200 basis points with a min 35% and a max 74%	Argentine Pesos	November 2023
Mercado Crédito Consumo XIV	16	Badlar rates plus 200 basis points with a min 35% and a max 80%	Argentine Pesos	October 2023
Mercado Crédito Consumo XV	16	Badlar rates plus 200 basis points with a min 35% and a max 92%	Argentine Pesos	October 2023
Mercado Crédito XIII	2	Badlar rates plus 200 basis points with a min 30% and a max 46%	Argentine Pesos	April 2023
Mercado Crédito XIV	6	Badlar rates plus 200 basis points with a min 30% and a max 48%	Argentine Pesos	March 2023
Mercado Crédito XV	13	Badlar rates plus 200 basis points with a min 30% and a max 56%	Argentine Pesos	August 2023
Mercado Crédito XVI	12	Badlar rates plus 200 basis points with a min 35% and a max 80%	Argentine Pesos	September 2023
Mercado Crédito XVII	14	Badlar rates plus 200 basis points with a min 35% and a max 88%	Argentine Pesos	March 2024
Mercado Crédito XVIII	22	Badlar rates plus 200 basis points with a min 35% and a max 92%	Argentine Pesos	January 2024
Fideicomiso de administración y fuente de pago CIB/3756	154	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 1.90%	Mexican Pesos	September 2024
Fideicomiso de administración y fuente de pago CIB/3369	206	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.00%	Mexican Pesos	April 2025
	$1,238

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
The assets and liabilities of the SPEs are included in the Company’s consolidated financial statements as of December 31, 2022 and 2021, as follows:

	December 31,
	2022	2021
Assets	(in millions)
Current assets:
Restricted cash and cash equivalents	$459	$282
Credit card receivables and other means of payments, net	317	278
Loans receivable, net	799	608
Total current assets	1,575	1,168
Long-term investments	21	13
Loans receivable, net	24	45
Total non-current assets	45	58
Total assets	$1,620	$1,226
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$4	$1
Loans payable and other financial liabilities	535	77
Other liabilities	1	—
Total current liabilities	540	78
Non-current liabilities:
Loans payable and other financial liabilities	703	674
Total non-current liabilities	703	674
Total liabilities	$1,243	$752
22.    Equity Offering
On November 18, 2021, the Company closed a public equity offering of $1,550 million of common stock at a public offering price of $1,550 per share (the “Offering”). Pursuant to the Offering, the Company issued 1,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”). The Company raised funds in the amount of $1,520 million net of issuance costs paid.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
23.    Leases
The Company leases certain fulfillment, cross docking and service centers, office space, aircraft, machines and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2022	2021
Operating Leases	(In millions)
Operating lease right-of-use assets	$656	$461

Operating lease liabilities	$656	$464

Finance Leases
Property and equipment, at cost	87	68
Accumulated depreciation	(31)	(14)
Property and equipment, net	$56	$54

Loans payable and other financial liabilities	$51	$46
The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases as of December 31, 2022:

Weighted average remaining lease term
Operating leases	8 Years
Finance leases	3 Years

Weighted average discount rate (*)
Operating leases	10%
Finance leases	16%
(*)Includes discount rates of leases in local currency and U.S dollar.
The components of lease expense were as follows:

	Year Ended December 31,
	2022	2021	2020
	(In millions)
Operating lease cost	$128	$80	$43

Finance lease cost:
Depreciation of property and equipment	18	9	2
Interest on lease liabilities	8	5	3
Total finance lease cost	$26	$14	$5

Variable lease cost (*)	$17	$13	$—
(*) Variable lease payments are expensed as incurred and include charges such as flight hours above minimum, fuel, among others.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
23.    Leases (continued)
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:	(In millions)
Operating cash flows from operating leases	$117	$71	$40
Financing cash flows from finance leases	20	17	5

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$317	$229	$138
Finance leases	18	37	17
The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending December 31, 2022	Operating Leases	Finance Leases
	(In millions)
One year or less	$150	$22
One year to two years	137	21
Two years to three years	126	16
Three years to four years	102	5
Four years to five years	86	3
Thereafter	328	—
Total lease payments	$929	$67
Less imputed interest	(273)	(16)
Total	$656	$51
24.    Derivative Instruments
Cash Flow Hedge
As of December 31, 2022, the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of December 31, 2022, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive loss will be reclassified into earnings within the next 12 months.
In addition, the Company has entered into swap contracts to hedge the interest rate fluctuation of its financial debt issued by one of its Brazilian subsidiaries. The Company designated the swap contracts as cash flow hedges. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into earnings within the next 12 months.
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

MercadoLibre, Inc. Notes to Consolidated Financial Statements
24.    Derivative Instruments (continued)
Net Investment Hedge
The Company used cross currency swap contracts, to reduce the foreign currency exchange risk related to its investment in its Brazilian foreign subsidiaries and the interest rate risk. This derivative was designated as a net investment hedge and, accordingly, gains and losses are reported as a component of accumulated other comprehensive loss. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into earnings in the same period that the interest expense affects earnings.
Derivative instruments not designated as hedging instruments
As of December 31, 2022, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian and Mexican subsidiaries, whose functional currencies are the Brazilian Reais and Mexican Peso, respectively. These transactions were not designated as hedges for accounting purposes.
In addition, the Company entered into full cross currency swap contracts to hedge the interest rate fluctuation and foreign currency fluctuations of its financial debt nominated in U.S. dollars held by its Brazilian subsidiaries. These transactions were not designated as hedges for accounting purposes.
Finally, as of December 31, 2022, the Company entered into swap contracts to hedge the interest rate fluctuation of certain portion of its financial debt in its Brazilian subsidiaries and VIEs. These transactions were not designated as hedges for accounting purposes.
The following table presents the notional amounts of the Company’s outstanding derivative instruments

	Notional Amount as of December 31,
	2022	2021
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	109	89
Interest rate swap contracts	229	—
Cross currency swap contracts	133	94

Not designated as hedging instrument
Foreign exchange contracts	110	—
Interest rate swap contracts	480	249
Cross currency swap contracts	—	160

MercadoLibre, Inc. Notes to Consolidated Financial Statements
24.    Derivative Instruments (continued)
Derivative instruments contracts
The fair values of the Company’s outstanding derivative instruments as of December 31, 2022 and December 31, 2021 were as follows:

		December 31,
	Balance sheet location	2022	2021
		(In millions)
Derivative Instruments
Cross currency swap contracts not designated as hedging instruments	Other current assets	—	8
Foreign exchange contracts designated as cash flow hedges	Other current assets	1	2
Cross currency swap contracts designated as net investment hedge	Other non-current assets	—	7
Cross currency swap contracts designated as net investment hedge	Other current liabilities	2	—
Cross currency swap contracts not designated as hedging instruments	Other current liabilities	—	5
Interest rate swap contracts designated as cash flow hedges	Other current liabilities	8	—
Cross currency swap contracts designated as fair value hedge	Other current liabilities	2	—
Interest rate swap contracts not designated as hedging instruments	Other current liabilities	1	—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	2	—
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	2	1
Interest rate swap contracts not designated as hedging instruments	Other non-current liabilities	6	—
Cross currency swap contracts designated as net investment hedge	Other non-current liabilities	1	—
The effects of derivative contracts on the Consolidated Statement of Comprehensive Income as of December 31, 2022 and December 2021 were as follows:

	December 31, 2021	Amount of loss recognized in other comprehensive loss	Amount of loss reclassified from accumulated other comprehensive loss (income)	December 31, 2022
	(In millions)
Foreign exchange contracts designated as cash flow hedges	1	(12)	9	(2)
Interest swap contracts designated as cash flow hedges	—	(9)	7	(2)
Cross currency swap contracts designated as net investment hedge	7	(12)	4	(1)
	8	(33)	20	(5)

MercadoLibre, Inc. Notes to Consolidated Financial Statements
24.    Derivative Instruments (continued)
The effect of the Company’s fair value hedge relationships on the Consolidated Statements of Income for the year ended December 31, 2022 is less than $1 million (there were no fair value hedge relationships during the years ended December 31, 2021 and 2020).
The carrying amount of the hedged item for fair value hedges as of December 31, 2022 is $59 million (there were no fair value hedge relationships as of December 31, 2021 and 2020).
The effect of the Company’s fair value hedge relationships on the Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges for the year ended December 31, 2022 is less than $1 million (there were no fair value hedge relationships during the years ended December 31, 2021 and 2020).
The effects of derivative contracts not designated as hedging instruments on the Consolidated Statement of Income during the years ended December 31, 2022, 2021 and 2020 were as follows:

	Years ended December 31,
	2022	2021	2020
	(In millions)
Foreign exchange contracts not designated as hedging instruments recognized in foreign exchange, net	(10)	(2)	2
Currency swap contracts not designated as hedging instruments recognized in foreign exchange, net	(29)	2	—
Interest rate contracts not designated as hedging instruments recognized in interest and other, net	(7)	—	—
25.    Share repurchase program
On August 4, 2021, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $150 million. This authorization, was scheduled to expire on August 31, 2022. On March 1, 2022, the Board authorized an increase in that Authorization of $300 million, from an aggregate consideration of up to $150 million to an aggregate consideration of up to $450 million (the "Existing Program"). On March 1, 2022, the Board also authorized a new extension of the term of the Existing Program, from August 31, 2022 to August 31, 2023. As of December 31, 2022, the estimated remaining balance available for share repurchases under this authorization was $48 million. On February 21, 2023, the Board terminated the Existing Program and authorized a new program to repurchase shares of the Company’s common stock, for aggregate consideration of up to $900 million to expire on March 31, 2024.
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
As of December 31, 2022, the Company had acquired 291,132 shares under the aforementioned share repurchase programs.
From time to time, the Company acquires shares of its own common stock in the Argentine market and pays for them in Argentine pesos at a price that reflects the additional cost of accessing U.S. dollars through securities denominated in U.S. dollars, because of restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate in Argentina (See Note 2 - “Summary of significant accounting policies - Argentine currency status” of these audited consolidated financial statements). As a result, the Company recognized foreign currency losses of $141 million and $90 million for the years ended December 31, 2022 and 2021, respectively.