Form 10-Q
period 2023-03-31
MERCADOLIBRE INC
filed 2023-05-04
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-33647
_________________________________
MercadoLibre, Inc.
(Exact name of Registrant as specified in its Charter)
_________________________________

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
_________________________________
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
50,207,607 shares of the issuer’s common stock, $0.001 par value, outstanding as of May 2, 2023.

MERCADOLIBRE, INC.

MercadoLibre, Inc. - Interim Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022
(In millions of U.S. dollars, except par value) (Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,143	$1,910
Restricted cash and cash equivalents	1,381	1,453
Short-term investments ($1,409 and $1,219 held in guarantee - Note 5)	2,479	2,339
Accounts receivable, net	132	130
Credit card receivables and other means of payments, net	2,799	2,946
Loans receivable, net of allowances of $1,116 and $1,074 (Note 6)	1,877	1,704
Prepaid expenses	45	38
Inventories	199	152
Customer crypto-assets safeguarding assets	19	15
Other assets	262	266
Total current assets	11,336	10,953
Non-current assets:
Long-term investments	278	322
Loans receivable, net of allowances of $25 and $30 (Note 6)	31	32
Property and equipment, net	1,036	993
Operating lease right-of-use assets	697	656
Goodwill	160	153
Intangible assets, net	24	25
Deferred tax assets	357	346
Other assets	282	256
Total non-current assets	2,865	2,783
Total assets	$14,201	$13,736
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,597	$1,393
Funds payable to customers	3,253	3,454
Amounts payable due to credit and debit card transactions	547	483
Salaries and social security payable	425	401
Taxes payable	363	414
Loans payable and other financial liabilities	2,332	2,131
Operating lease liabilities	159	142
Customer crypto-assets safeguarding liabilities	19	15
Other liabilities	132	129
Total current liabilities	8,827	8,562
Non-current liabilities:
Amounts payable due to credit and debit card transactions	7	5
Loans payable and other financial liabilities	2,500	2,627
Operating lease liabilities	529	514
Deferred tax liabilities	117	106
Other liabilities	181	95
Total non-current liabilities	3,334	3,347
Total liabilities	$12,161	$11,909
Commitments and contingencies (Note 10)
Equity
Common stock, $0.001 par value, 110,000,000 shares authorized, 50,207,607 and 50,257,751 shares issued and outstanding	$—	$—
Additional paid-in capital	2,309	2,309
Treasury stock	(992)	(931)
Retained earnings	1,114	913
Accumulated other comprehensive loss	(391)	(464)
Total Equity	2,040	1,827
Total Liabilities and Equity	$14,201	$13,736
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Income
For the three-month periods ended March 31, 2023 and 2022
(In millions of U.S. dollars, except for share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net service revenues	$2,763	$1,997
Net product revenues	274	251
Net revenues	3,037	2,248
Cost of net revenues	(1,501)	(1,175)
Gross profit	1,536	1,073
Operating expenses:
Product and technology development	(381)	(234)
Sales and marketing	(383)	(286)
Provision for doubtful accounts	(252)	(255)
General and administrative	(180)	(159)
Total operating expenses	(1,196)	(934)
Income from operations	340	139

Other income (expenses):
Interest income and other financial gains	161	31
Interest expense and other financial losses	(94)	(56)
Foreign currency losses, net	(87)	(3)
Net income before income tax expense and equity in earnings of unconsolidated entity	320	111

Income tax expense	(122)	(46)
Equity in earnings of unconsolidated entity	3	—
Net income	$201	$65

	Three Months Ended March 31,
	2023	2022
Basic earning per share
Basic net income available to shareholders per common share	$4.01	$1.30
Weighted average of outstanding common shares	50,245,073	50,408,754
Diluted earning per share
Diluted net income available to shareholders per common share	$3.97	$1.30
Weighted average of outstanding common shares	51,235,341	50,408,754
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Comprehensive Income
For the three-month periods ended March 31, 2023 and 2022
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$201	$65
Other comprehensive income, net of income tax:
Currency translation adjustment	77	151
Unrealized losses on hedging activities	(5)	(24)
Less: Reclassification adjustment for losses from accumulated other comprehensive income	(1)	(2)
Net change in accumulated other comprehensive income, net of income tax	73	129
Total Comprehensive income	$274	$194
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Equity
For the three-month periods ended March 31, 2023 and 2022
(In millions of U.S. dollars)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury Stock (*)	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2022	50	$—	$2,309	$(931)	$913	$(464)	$1,827
Common Stock repurchased	—	—	—	(61)	—	—	(61)
Net Income	—	—	—	—	201	—	201
Other comprehensive Income	—	—	—	—	—	73	73
Balance as of March 31, 2023	50	$—	$2,309	$(992)	$1,114	$(391)	$2,040

(*)	As of March 31, 2023 the Company held 714,094 shares as treasury stock.

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2021	50	$—	$2,439	$(790)	$397	$(515)	$1,531
Changes in accounting standards	—	—	(131)	—	34	—	(97)
Balance as of December 31, 2021 Restated	50	$—	$2,308	$(790)	$431	$(515)	$1,434
Common Stock repurchased	—	—	—	(39)	—	—	(39)
Net Income	—	—	—	—	65	—	65
Other comprehensive Income	—	—	—	—	—	129	129
Balance as of March 31, 2022	50	$—	$2,308	$(829)	$496	$(386)	$1,589

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MercadoLibre, Inc. Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2023 and 2022
(In millions of U.S. dollars) (Unaudited)

	March 31,
	2023	2022
Cash flows from operations:
Net income	$201	$65
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of unconsolidated entity	(3)	—
Unrealized foreign currency losses, net	117	30
Impairment of digital assets	—	2
Depreciation and amortization	126	84
Accrued interest income	(72)	(24)
Non cash interest expense, convertible notes amortization of debt discount and amortization of debt issuance costs and other charges	52	40
Provision for doubtful accounts	252	255
Results on derivative instruments	11	37
Long term retention program (“LTRP”) accrued compensation	47	30
Deferred income taxes	8	(24)
Changes in assets and liabilities:
Accounts receivable	(12)	(71)
Credit card receivables and other means of payments	165	(447)
Prepaid expenses	(6)	(35)
Inventories	(39)	38
Other assets	(10)	(30)
Payables and accrued expenses	107	(148)
Funds payable to customers	(242)	(89)
Amounts payable due to credit and debit card transactions	63	28
Other liabilities	39	—
Interest received from investments	55	26
Net cash provided by (used in) operating activities	859	(233)
Cash flows from investing activities:
Purchases of investments	(5,124)	(2,903)
Proceeds from sale and maturity of investments	5,104	2,425
Payments from settlements of derivative instruments	(8)	(2)
Changes in principal loans receivable, net	(421)	(607)
Investments of property and equipment	(89)	(137)
Net cash used in investing activities	(538)	(1,224)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	5,977	3,324
Payments on loans payable and other financing liabilities	(6,022)	(3,129)
Payments of finance lease obligations	(6)	(4)
Common Stock repurchased	(61)	(39)
Net cash (used in) provided by financing activities	(112)	152
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(48)	71
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	161	(1,234)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	$3,363	$3,648
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$3,524	$2,414
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

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
The Company enables commerce through its marketplace platform, which allows users to buy and sell in most of Latin America. Through Mercado Pago, the fintech solution, MercadoLibre enables individuals and businesses to send and receive digital payments; through Mercado Envios, MercadoLibre facilitates the shipping of goods from the Company and sellers to buyers; through the advertising products, MercadoLibre facilitates advertising services for large retailers and brands to promote their products and services on the web; through Mercado Shops, MercadoLibre allows users to set-up, manage, and promote their own on-line web-stores under a subscription-based business model; through Mercado Credito, MercadoLibre extends loans to certain merchants and consumers; and through Mercado Fondo, MercadoLibre allows users to invest funds deposited in their Mercado Pago accounts.
As of March 31, 2023, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its fintech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador, and extends loans through Mercado Credito in Argentina, Brazil, Mexico and Chile. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile, Uruguay, Peru and Ecuador.
2. Summary of significant accounting policies and supplemental information
Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of the Company, its wholly-owned subsidiaries and consolidated Variable Interest Entities (“VIE”). Investments in entities where the Company holds joint control, but not control, over the investee are accounted for using the equity method of accounting. These unaudited interim condensed consolidated financial statements are stated in U.S. dollars, except where otherwise indicated. Intercompany transactions and balances with subsidiaries have been eliminated for consolidation purposes.
Substantially all net revenues, cost of net revenues and operating expenses are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill and operating lease right-of-use assets located in the foreign jurisdictions totaled $1,905 million and $1,817 million as of March 31, 2023 and December 31, 2022, respectively.
These unaudited interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of March 31, 2023 and December 31, 2022. These unaudited interim condensed consolidated financial statements include the Company’s consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2023 and 2022. These unaudited interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows. Certain comparative figures of these unaudited interim condensed consolidated financial statements were modified to provide more detailed disclosures. This change has not impacted the total amount of net income and total equity. The Company discloses the provision for doubtful accounts as a separate line item of its operating expenses in the unaudited interim condensed consolidated statements of income. The provision for doubtful accounts amounts to $252 million and $255 million for the three-month periods ended March 31, 2023 and 2022, respectively.

Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) (the “Company’s 2022 10-K”). The Company has evaluated all subsequent events through the date these unaudited condensed consolidated financial statements were issued. The unaudited interim condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see Note 2 to the financial statements in the Company’s 2022 10-K. During the three-month period ended March 31, 2023, there were no material updates made to the Company’s significant accounting policies.
Use of estimates
The preparation of these unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for allowance for doubtful accounts and chargeback provisions, inventories valuation reserves, recoverability of goodwill, intangible assets with indefinite useful lives and deferred tax assets, impairment of short-term and long-term investments, impairment of long-lived assets, compensation costs relating to the Company’s long term retention program, fair value of convertible debt, fair value of investments, fair value of loans receivable, fair value of derivative instruments, income taxes and contingencies and determination of the incremental borrowing rate at commencement date of lease operating agreements. Actual results could differ from those estimates.
Revenue recognition
Revenue recognition criteria for the services provided and goods sold by the Company are described in Note 2 to the consolidated financial statements in the Company’s 2022 10-K.
The aggregate gain included in “Fintech services” revenues arising from financing transactions and sales of financial assets, net of the costs recognized on sale of credit card receivables, is $336 million and $227 million for the three-month periods ended March 31, 2023 and 2022, respectively.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Accounts receivable and credit card receivables and other means of payments are presented net of allowance for doubtful accounts and chargebacks of $16 million and $25 million as of March 31, 2023 and December 31, 2022, respectively. The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $1,154 million and $1,112 million as of March 31, 2023 and December 31, 2022, respectively, which includes $13 million and $8 million, respectively, related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the unaudited interim condensed consolidated balance sheets.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with Accounting Standards Codification (“ASC”) 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Deferred revenue as of December 31, 2022 was $44 million, of which $17 million was recognized as revenue during the three-month period ended March 31, 2023.
As of March 31, 2023, total deferred revenue was $39 million, mainly due to fees related to classifieds advertising services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

Foreign currency translation
All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Argentina, which has used the U.S. dollar as its functional currency since July 1, 2018. Accordingly, the foreign subsidiaries with local currency as functional currency translate assets and liabilities from their local currencies into U.S. dollars by using period-end exchange rates while income and expense accounts are translated at the average monthly rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive income (loss). Net foreign currency transaction results are included in the unaudited interim condensed consolidated statements of income under the caption “Foreign currency losses, net”.
Argentine currency status
As of July 1, 2018, the Company transitioned its Argentine operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company. Argentina’s quarterly inflation rate for the three-month periods ended March 31, 2023 and 2022 was 21.7% and 16.1%, respectively.
The Company uses Argentina’s official exchange rate to account for transactions in the Argentine segment, which as of March 31, 2023 and December 31, 2022 was 209.01 and 177.16 Argentine Pesos, respectively, against the U.S. dollar. For the three-month periods ended March 31, 2023 and 2022, Argentina’s quarterly depreciation of its local currency against the U.S. dollar was 18.0% and 8.1%, respectively.
The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In millions)
Assets	$3,295	$3,238
Liabilities	2,259	2,419
Net Assets	$1,036	$819
The following table provides information relating to net revenues and direct contribution for the three-month periods ended March 31, 2023 and 2022 of the Company’s Argentine subsidiaries and consolidated VIEs:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net revenues	$721	$518
Direct contribution	310	198

Argentine Exchange regulations
Since the second half of 2019, the Argentine government instituted exchange controls restricting the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. An entity’s authorization request to the Central Bank of Argentina (“CBA”) to access the official exchange market to make foreign currency payments may be denied depending on the circumstances. As a result of these exchange controls, markets in Argentina developed trading mechanisms, in which an entity or individual buys U.S. dollar denominated securities in Argentina (i.e. shares, sovereign debt) using Argentine pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as “Blue Chip Swap Rate”). The Blue Chip Swap Rate has diverged significantly from Argentina’s official exchange rate (commonly known as exchange spread). In recent years, the Blue Chip Swap Rate has been higher than Argentina’s official exchange rate. As of March 31, 2023 and December 31, 2022, the spread of the Blue Chip Swap was 94.5% and 94.2%, respectively (see Note 16 of these unaudited interim condensed consolidated financial statements).

Income taxes
Income taxes’ accounting policy is described in Note 2 to the consolidated financial statements in the Company’s 2022 10-K.
The Company’s consolidated effective tax rate for the three-month period ended March 31, 2023 compared to the same period in 2022 decreased from 40.7% to 38.1%, as a result of lower proportion of pre-tax losses in the Company’s Mexican segment which were included in the valuation allowance. This effect was offset by higher foreign exchange losses related to the acquisition of the Company’s own common stock in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate, which was considered as non-deductible expense.
Based on Management’s assessment, the Company maintained a valuation allowance on deferred tax assets of $407 million and $360 million as of March 31, 2023 and December 31, 2022, respectively. This valuation allowance includes $183 million and $156 million to fully reserve the outstanding U.S. foreign tax credits as of March 31, 2023 and December 31, 2022, respectively.
During the three-month period ended March 31, 2023, the Company increased its valuation allowance mainly on U.S foreign tax credits by $27 million and in certain subsidiaries in its Mexican operations by $17 million.
Knowledge-based economy promotional regime in Argentina
In August 2021, the Under Secretariat of Knowledge Economy issued the Disposition 316/2021 approving MercadoLibre S.R.L.’s application for eligibility under the knowledge-based economy promotional regime, established by the Law No. 27,506 and complemented by Argentina’s Executive Power Decree No. 1034/2020, Argentina’s Ministry of Productive Development’s Resolution No. 4/2021 and the Under Secretariat of Knowledge Economy’s Disposition No. 11/2021. Tax benefits granted pursuant to the promotional regime to MercadoLibre S.R.L. were retroactive to January 1, 2020.
As a result, the Company accounted for an income tax benefit of $10 million and $1 million during the three-month periods ended March 31, 2023 and 2022, respectively. The aggregate per share effect of the income tax benefit amounted to $0.19 and $0.03 for the three-month periods ended March 31, 2023 and 2022, respectively. Furthermore, the Company recorded a social security benefit of $18 million and $15 million during the three-month periods ended March 31, 2023 and 2022, respectively.
Fair value option applied to certain financial instruments
Under ASC 825, U.S. GAAP provides an option to elect fair value with impact on the statement of income as an alternative measurement for certain financial instruments and other items on the balance sheet.
The Company has elected to measure certain financial assets at fair value with impact on the statement of income for several reasons including to avoid the mismatch generated by the recognition of certain linked instruments / transactions, separately, in the unaudited interim condensed consolidated statement of income and unaudited interim condensed consolidated statement of comprehensive income and to better reflect the financial model applied for selected instruments. The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes.

Accumulated other comprehensive loss
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three-month periods ended March 31, 2023 and 2022:

	Unrealized (Loss) Gains on hedging activities, net	Foreign Currency Translation	Estimated tax benefit (expense)	Total
	(In millions)
Balances as of December 31, 2022	$(5)	$(462)	$3	$(464)
Other comprehensive income (loss) before reclassifications	(7)	77	2	72
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss)	2	—	(1)	1
Net current period other comprehensive income (loss)	(5)	77	1	73
Ending balance	$(10)	$(385)	$4	$(391)

	Unrealized Gains (Loss) on hedging activities, net	Foreign Currency Translation	Estimated tax benefit (expense)	Total
	(In millions)
Balances as of December 31, 2021	$8	$(523)	$—	$(515)
Other comprehensive income (loss) before reclassifications	(29)	151	5	127
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss)	3	—	(1)	2
Net current period other comprehensive income (loss)	(26)	151	4	129
Ending balance	$(18)	$(372)	$4	$(386)

The following table provides details about reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022:

Details about Accumulated Other Comprehensive loss Components	Amount of (Loss) Gain Reclassified from Accumulated Other Comprehensive loss		Affected Line Item in the Statement of Income
	Three Months Ended March 31,
	2023	2022
	(In millions)
Unrealized losses on hedging activities	$(2)	$(3)	Cost of net revenues, interest expense and foreign currency losses
Estimated tax benefit on unrealized losses	1	1	Income tax expense
Total reclassifications for the period	$(1)	$(2)	Total, net of income taxes

Recently Adopted Accounting Standards
On October 28, 2021, the FASB issued the Accounting Standards Update (“ASU”) 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The amendments in this update improve comparability for the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination by specifying for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. The amendments provide consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The adoption of this standard did not have a material impact on the Company’s financial statements.
On March 31, 2022, the FASB issued the ASU 2022-02 “Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses,” which eliminates the accounting guidance on TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The amendments should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The adoption of this standard did not have a material impact on the Company’s financial statements.
On September 29, 2022, the FASB issued the ASU 2022-04 “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The amendments in this update require entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments in this update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The guidance should be applied retrospectively to all periods in which a balance sheet is presented, except for the rollforward requirement, which should be applied prospectively. The Company and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of the Company’s suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in the Company’s payment policy. Suppliers’ voluntary inclusion of invoices in the SFP does not change the Company’s payment terms, the amounts paid or liquidity. The Company has no economic interest in a supplier’s decision to participate in the SFP and has no financial impact in connection with the SFP. As of March 31, 2023 and December 31, 2022, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $254 million and $227 million, respectively, and are included in the unaudited interim condensed consolidated balance sheets within accounts payable and accrued expenses line.
Recently issued accounting pronouncements not yet adopted
As of the date of issuance of these unaudited interim condensed consolidated financial statements there were no accounting pronouncements issued not yet adopted expected to have a material impact on the Company’s financial statements.
3. Fintech Regulations
Regulations issued by the Central Banks and other regulators of the countries where the Company operates applicable to its Fintech business are described in Note 3 to the consolidated financial statements in the Company’s 2022 10-K.
Recently issued regulations issued by CBA
On September 1, 2022, the CBA issued Communication “A” 7593, which extended the application of regulations for the protection of financial services users to the payment service providers who offer payment accounts (“PSPOCP” according to its Spanish acronym). The regulations were already applicable to non-financial credit providers. This communication came into effect on March 1, 2023. On February 15, 2023, the CBA issued Communication “A” 7699, which establishes that PSPOCPs must submit the Information Regime on Claims, with the first submission deadline being April 24, 2023, and the Information Regime on Transparency - Chapter II -, whose first submission deadline for monthly information corresponded to March 14, 2023.

4. Net income per share
Basic earnings per share for the Company’s common stock is computed by dividing, net income available to common shareholders attributable to common stock for the period by the weighted average number of common shares outstanding during the period.
On August 24, 2018 and August 31, 2018 the Company issued an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (see Note 12 to these unaudited interim condensed consolidated financial statements and Note 17 to the financial statements for the year ended December 31, 2022, contained in the Company’s 2022 10-K). The conversion of these notes is included in the calculation for diluted earnings per share utilizing the “if converted” method. Accordingly, conversion of these Notes is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive.
The denominator for diluted net income per share for the three-month periods ended March 31, 2023 and 2022 does not include any effect from the capped call transactions entered into by the Company with certain financial institutions with respect to shares of the Company’s common stock (“2028 Notes Capped Call Transactions”) because it would be antidilutive. In the event of conversion of any or all of the 2028 Notes, the shares that would be delivered to the Company under the 2028 Notes Capped Call Transactions are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 17 to the financial statements for the year ended December 31, 2022, contained in the Company’s 2022 10-K for more details.
For the three-month period ended March 31, 2022, the effect of the conversion of the Notes would have been antidilutive and, as a consequence, it was not factored into the calculation of diluted earnings per share.
Net income per share of common stock is as follows for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Basic	Diluted	Basic	Diluted
Net income per common share (*)	$4.01	$3.97	$1.30	$1.30

Numerator (in millions):
Net income	$201	$201	$65	$65
Effect of dilutive Convertible Senior Notes	—	2	—	—
Net income corresponding to common stock	$201	$203	$65	$65

Denominator:
Weighted average of common stock outstanding for earnings per share	50,245,073	50,245,073	50,408,754	50,408,754
Adjustment for assumed conversions	—	990,268	—	—
Adjusted weighted average of common stock outstanding for earnings per share	50,245,073	51,235,341	50,408,754	50,408,754
(*) Figures have been calculated using non-rounded amounts.

5. Cash, cash equivalents, restricted cash and cash equivalents and investments
The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	March 31, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents
Cash in bank accounts	$1,084	$1,160
Money market	629	599
Time deposits	191	130
U.S. government debt securities	239	21
Total cash and cash equivalents	$2,143	$1,910
Restricted cash and cash equivalents
Securitization transactions	$610	$459
Foreign government debt securities (Central Bank of Brazil mandatory guarantee) (*)	—	158
Bank account (Argentine Central Bank regulation) (*)	403	496
Bank account (Mexican National Banking and Securities Commission regulation) (*)	62	9
Time deposits (Mexican National Banking and Securities Commission regulation) (*)	209	239
Bank account (Chilean Commission for the Financial Market regulation) (*)	10	4
Time deposits (Chilean Commission for the Financial Market regulation) (*)	48	49
Money market (Secured lines of credit guarantee)	32	33
Bank account (Financial Superintendence of Colombia regulation) (*)	—	1
Money market (Financial Superintendence of Colombia regulation) (*)	7	5
Total restricted cash and cash equivalents	$1,381	$1,453
Total cash, cash equivalents, restricted cash and cash equivalents	$3,524	$3,363

Short-term investments
U.S. government debt securities	$409	$558
Foreign government debt securities (Central Bank of Brazil mandatory guarantee) (*)	1,408	1,219
Foreign government debt securities	73	123
Time deposits	588	439
Securitization transactions (**)	1	—
Total short-term investments	$2,479	$2,339

Long-term investments
U.S. government debt securities	$138	$175
Foreign government debt securities	62	70
Securitization transactions (**)	21	21
Equity securities held at cost	57	56
Total long-term investments	$278	$322

(*)
Regulations issued by the Central Banks and other regulators of the countries where the Company operates applicable to its Fintech business are described in Note 3 to the consolidated financial statements in the Company’s 2022 10-K. Recently issued regulations are described in Note 3 of these unaudited interim condensed consolidated financial statements.

(**)	Investments from securitization transactions are restricted to the payment of amounts due to third-party investors.

6. Loans receivable, net
The Company classifies loans receivable as “On-line merchant”, “Consumer”, “In-store merchant” and “Credit Cards.” As of March 31, 2023 and December 31, 2022, the components of Loans receivable, net were as follows:

	March 31, 2023
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$413	$(124)	$289
Consumer	1,713	(639)	1,074
In-store merchant	260	(141)	119
Credit Cards	663	(237)	426
Total	$3,049	$(1,141)	$1,908

	December 31, 2022
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$394	$(120)	$274
Consumer	1,568	(614)	954
In-store merchant	267	(145)	122
Credit Cards	611	(225)	386
Total	$2,840	$(1,104)	$1,736

The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $1,154 million and $1,112 million as of March 31, 2023 and December 31, 2022, respectively, which includes $13 million and $8 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the unaudited interim condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the Company is exposed to off-balance sheet unused agreed loan commitments on its credit cards portfolio, which exposes the Company to credit risks. For the period ended March 31, 2023, the Company recognized in Provision for doubtful accounts $4 million as expected credit losses.
The Company closely monitors credit quality for all loans receivable on a recurring basis to assess and manage its exposure to credit risk. To assess merchants and consumers seeking a loan under the Mercado Credito solution, the Company uses, among other indicators, risk models internally developed, as a credit quality indicator to help predict the merchant’s and consumer’s ability to repay the principal balance and interest related to the credit. The risk model uses multiple variables as predictors of the merchant’s and consumer’s ability to repay the credit, including external and internal indicators. Internal indicators consider user behavior related to credit/payment history, and with lower weight in the risk models, the Company uses the number of transactions in the Company’s ecosystem and the merchant’s annual sales volume, among other indicators. In addition, the Company considers external bureau information to enhance the model and the decision making process.

The amortized cost of the loans receivable classified by the Company’s credit quality internal indicator was as follows:

	March 31, 2023	December 31, 2022
	(In millions)
1-30 days past due	$119	$118
31-60 days past due	83	88
61 -90 days past due	88	86
91 -120 days past due	82	103
121 -150 days past due	90	110
151 -180 days past due	84	112
181 -210 days past due	100	100
211 -240 days past due	109	93
241 -270 days past due	112	89
271 -300 days past due	101	73
301 -330 days past due	94	85
331 -360 days past due	89	75
Total past due	1,151	1,132
To become due	1,898	1,708
Total	$3,049	$2,840
The following tables summarize the allowance for doubtful accounts activity during the three-month periods ended March 31, 2023 and 2022:

	March 31, 2023
	On-line merchant	Consumer	In-store merchant	Credit Cards	Total
	(In millions)
Balance at beginning of year	$120	$614	$145	$225	$1,104
Net charged to Net Income	28	126	29	57	240
Currency translation adjustments	4	18	2	6	30
Write-offs (*)	(28)	(119)	(35)	(51)	(233)
Balance at end of period	$124	$639	$141	$237	$1,141

	March 31, 2022
	On-line merchant	Consumer	In-store merchant	Credit Cards	Total
	(In millions)
Balance at beginning of year	$79	$232	$76	$48	$435
Net charged to Net Income	30	130	33	60	253
Currency translation adjustments	11	28	12	15	66
Write-offs (*)	(18)	(45)	(13)	—	(76)
Balance at end of period	$102	$345	$108	$123	$678
(*) The Company writes off loans when customer balance becomes 360 days past due.
The increase in write-offs for the period ended March 31, 2023, compared to the same period in 2022, is mainly generated by higher originations of loans receivable for the period ended March 31, 2022, compared to the same period in 2021, generating a higher write-offs effect in the period ended March 31, 2023.

7. Goodwill and intangible assets
Intangible assets
The composition of goodwill and intangible assets is as follows:

	March 31, 2023	December 31, 2022
	(In millions)
Goodwill	$160	$153
Intangible assets with indefinite lives
- Trademarks	4	4
- Digital assets (1)	9	9
Amortizable intangible assets
- Licenses and others	13	13
- Non-compete agreements	4	4
- Customer lists	13	12
- Trademarks	12	12
- Hubs network	4	4
- Others	3	3
Total intangible assets	$62	$61
Accumulated amortization	(38)	(36)
Total intangible assets, net	$24	$25
(1)Digital assets are net of $21 million of impairment losses as of both March 31, 2023 and December 31, 2022.
Goodwill
The changes in the carrying amount of goodwill for the three-month period ended March 31, 2023 and the year ended December 31, 2022 are as follows:

	Three Months Ended March 31, 2023
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In millions)
Balance, beginning of the period	$60	$10	$39	$37	$5	$2	$153
Effect of exchange rates changes	1	—	3	3	—	—	7
Balance, end of the period	$61	$10	$42	$40	$5	$2	$160

	Year Ended December 31, 2022
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In millions)
Balance, beginning of the period	$56	$10	$37	$37	$6	$2	$148
Effect of exchange rates changes	4	—	2	—	(1)	—	5
Balance, end of the period	$60	$10	$39	$37	$5	$2	$153
Amortizable intangible assets
Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, hubs network, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $2 million and $5 million for the three-month periods ended March 31, 2023 and 2022, respectively.

The following table summarizes the remaining amortization of intangible assets (in millions of U.S. dollars) with definite useful life as of March 31, 2023:

For year ended December 31, 2023	$3
For year ended December 31, 2024	3
For year ended December 31, 2025	1
For year ended December 31, 2026	1
Thereafter	3
$11
8. Segment reporting
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
The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended March 31, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$1,579	$721	$591	$146	$3,037
Direct costs	(1,261)	(411)	(464)	(131)	(2,267)
Direct contribution	318	310	127	15	770

Operating expenses and indirect costs of net revenues					(430)
Income from operations					340

Other income (expenses):
Interest income and other financial gains					161
Interest expense and other financial losses					(94)
Foreign currency losses, net					(87)
Net income before income tax expense					$320

	Three Months Ended March 31, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$1,252	$518	$364	$114	$2,248
Direct costs	(1,065)	(320)	(328)	(110)	(1,823)
Direct contribution	187	198	36	4	425

Operating expenses and indirect costs of net revenues					(286)
Income from operations					139

Other income (expenses):
Interest income and other financial gains					31
Interest expense and other financial losses					(56)
Foreign currency losses, net					(3)
Net income before income tax expense					$111

The following table summarizes net revenues per reporting segment, which have been disaggregated by similar products and services for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	Brazil		Argentina		Mexico		Other Countries		Total
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
	(In millions)
Commerce services (a)	$762	$567	$224	$181	$338	$213	$91	$76	$1,415	$1,037
Commerce products sales (b)	145	122	49	59	60	49	7	10	261	240
Total commerce revenues	$907	$689	$273	$240	$398	$262	$98	$86	$1,676	$1,277
Fintech services (c)	$426	$318	$287	$189	$56	$25	$43	$26	$812	$558
Credit revenues (d)	241	239	159	88	135	75	1	—	536	402
Fintech products sales (e)	5	6	2	1	2	2	4	2	13	11
Total fintech revenues	$672	$563	$448	$278	$193	$102	$48	$28	$1,361	$971
Total net revenues	$1,579	$1,252	$721	$518	$591	$364	$146	$114	$3,037	$2,248
(a)Includes final value fees paid by sellers derived from intermediation services and related shipping fees, classified fees derived from classified advertising services and ad sales.
(b)Includes revenues from inventory sales and related shipping fees.
(c)Includes revenues from commissions the Company charges for transactions off-platform derived from use of the Company’s payment solution, revenues as a result of offering installments for the payment to its Mercado Pago users, either when the Company finances the transactions directly or when the Company sells the corresponding financial assets, Mercado Pago credit and debit card fees and insurtech fees.
(d)Includes interest earned on loans and advances granted to merchants and consumers, and interest earned on Mercado Pago credit card transactions.
(e)Includes sales of mobile point of sales devices.

The following table summarizes the allocation of property and equipment, net based on geography:

	March 31, 2023	December 31, 2022
	(In millions)
US property and equipment, net	$3	$1
Property and equipment, net
Argentina	190	188
Brazil	521	514
Mexico	230	206
Other countries	92	84
	$1,033	$992
Total property and equipment, net	$1,036	$993
The following table summarizes the allocation of the operating lease right-of-use assets based on geography:

	March 31, 2023	December 31, 2022
	(In millions)
Argentina	$51	$53
Brazil	308	286
Mexico	262	245
Other countries	76	72
Total operating lease right-of-use assets	$697	$656
The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31, 2023	December 31, 2022
	(In millions)
US intangible assets, net	$9	$9
Goodwill and intangible assets, net
Argentina	13	14
Brazil	65	63
Mexico	43	40
Other countries	54	52
	$175	$169
Total goodwill and intangible assets, net	$184	$178

9. Fair value measurement of assets and liabilities
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

Description	Balances as of March 31, 2023	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)	Balances as of December 31, 2022	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
	(In millions)
Assets
Cash and Cash Equivalents:
Money Market	$629	$629	$—	$—	$599	$599	$—	$—
U.S. government debt securities (1)	239	239	—	—	21	21	—	—
Restricted Cash and Cash Equivalents:
Money Market	521	521	—	—	352	352	—	—
Foreign government debt securities (Central Bank of Brazil Mandatory Guarantee) (1)	—	—	—	—	158	158	—	—
Investments:
U.S. government debt securities (1)	547	547	—	—	733	733	—	—
Foreign government debt securities (Central Bank of Brazil Mandatory Guarantee) (1)	1,408	1,408	—	—	1,219	1,219	—	—
Foreign government debt securities (1) (2)	157	157	—	—	214	214	—	—
Other Assets:
Derivative Instruments	—	—	—	—	1	—	1	—
USDC	—	—	—	—	3	3	—	—
Customer crypto-assets safeguarding assets	19	—	19	—	15	—	15	—
Total Assets	$3,520	$3,501	$19	$—	$3,315	$3,299	$16	$—
Liabilities:
Long-term retention program	$31	$—	$31	$—	$58	$—	$58	$—
Other Liabilities:
Contingent considerations	8	—	—	8	8	—	—	8
Derivative Instruments	31	—	31	—	24	—	24	—
Customer crypto-assets safeguarding liabilities	19	—	19	—	15	—	15	—
Total Liabilities	$89	$—	$81	$8	$105	$—	$97	$8
(1)Measured at fair value with impact on the unaudited interim condensed consolidated statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.)
(2)As of March 31, 2023 and December 31, 2022 includes $22 million and $21 million, respectively, of investments from securitization transactions that are restricted to the payment of amounts due to third-party investors. (See Note 5 - Cash, cash equivalents, restricted cash and cash equivalents and investments.)

As of March 31, 2023 and December 31, 2022, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis were valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions. The unobservable inputs of the fair value of contingent considerations classified as Level 3 refer to the amounts to be paid according to the respective agreements of each acquisition, the likelihood of achievement of the performance targets arising from each one (expected to be 100%), and the Company’s historical experience with similar arrangements. Reasonable variation on those unobservable inputs would not significantly change the fair value of those instruments.
As of March 31, 2023, the changes in the fair value of the financial liabilities measured at fair value using Level 3 inputs were less than $1 million. The following table summarizes the reconciliation of the financial liabilities measured at fair value using Level 3 inputs as of December 31, 2022:

	Year Ended December 31, 2022
	Derivative Instruments, net	Contingent Considerations
	(In millions)
Balance, beginning of the year	$11	$(9)
Net Additions	3	—
Settlements	7	1
Foreign Currency Translation	(5)	—
Gain (Losses) in Other Comprehensive Income	(15)	—
Gain (Losses) on Income Statement	(28)	—
Transfers out of level 3	27	—
Balance, end of the year	$—	$(8)
The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. As a result of the election of the fair value option for the investments held as of March 31, 2023 and December 31, 2022, the Company recognized fair value gains in interest income and other financial gains for $41 million and $29 million, respectively.
As of March 31, 2023 and December 31, 2022, the Company held no investment in corporate debt securities that are classified as available for sale. However, during the year ended December 31, 2022, the Company purchased and sold these kinds of instruments, being the proceeds from the sales $156 million and the gross realized gains less than $1 million. The cost of these securities was determined under a specific identification basis.
Financial assets and liabilities not measured and recorded at fair value
As of March 31, 2023 and December 31, 2022, the carrying value of the Company’s financial assets (except for loans receivable) and liabilities not measured at fair value approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash and cash equivalents, restricted cash and cash equivalents, short and long-term investments (excluding money markets and U.S. and foreign government debt securities), accounts receivable, credit card receivables and other means of payments, other assets (excluding derivative instruments and USD Coin - “USDC”), accounts payable and accrued expenses, funds payable to customers, amounts payable due to credit and debit card transactions, salaries and social security payable (excluding variable LTRP), and other liabilities (excluding variable LTRP, contingent considerations and derivative instruments). If these financial instruments were measured at fair value in the financial statements, cash and restricted cash would be classified as Level 1 (where cost and fair value are aligned) and the remaining financial instruments would be classified as Level 2.

As of March 31, 2023 and December 31, 2022, the estimated fair value of the loans receivable, which is based on Level 3 inputs, is $1,954 million and $1,761 million, respectively, and was determined based on Company’s assumptions. As of March 31, 2023 and December 31, 2022, the estimated fair value of the 2026 and 2031 Notes, which is based on Level 2 inputs, is $361 million and $359 million, and $550 million and $541 million, respectively. As of March 31, 2023 and December 31, 2022, the estimated fair value of the 2028 Notes, which is based on Level 2 inputs, is $1,329 million and $884 million, respectively, and was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period (see Note 12 - Loans payable and other financial liabilities of these unaudited interim condensed consolidated financial statements for further details). The rest of the loans payable and other financial liabilities approximate their fair value because the effective interest rates are not materially different from market interest rates.
The following table summarizes the estimated fair value level for the remaining financial assets and liabilities of the Company not measured at fair value as of March 31, 2023 and December 31, 2022:

	Balances as of March 31, 2023	Estimated fair value as of March 31, 2023	Balances as of December 31, 2022	Estimated fair value as of December 31, 2022
	(In millions)
Assets
Cash and cash equivalents	$1,275	$1,275	$1,290	$1,290
Restricted cash and cash equivalents	860	860	943	943
Investments	588	588	439	439
Accounts receivables, net	132	132	130	130
Credit card receivables and other means of payment, net	2,799	2,799	2,946	2,946
Loans receivable, net	1,908	1,954	1,736	1,761
Other assets	311	311	273	273
Total Assets	$7,873	$7,919	$7,757	$7,782
Liabilities
Accounts payable and accrued expenses	$1,597	$1,597	$1,393	$1,393
Funds payable to customers	3,253	3,253	3,454	3,454
Amounts payable due to credit and debit card transactions	554	554	488	488
Salaries and social security payable	396	396	349	349
Loans payable and other financial liabilities	4,832	5,535	4,758	4,997
Other liabilities	195	195	186	186
Total Liabilities	$10,827	$11,530	$10,628	$10,867

10. Commitments and Contingencies
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers it probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of March 31, 2023, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $62 million to cover legal actions against the Company in which Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.
In addition, as of March 31, 2023, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible of resulting in a loss for an estimated aggregate amount up to $402 million. No loss amounts have been accrued for such reasonably possible legal actions.

For further information related to contingent liabilities please refer to Note 15 to the consolidated financial statements in the Company’s 2022 10-K.
Tax Claims
Interstate rate of ICMS-DIFAL on interstate sales
The tax claim related to the interstate rate of ICMS-DIFAL on interstate sales is described in Note 15 to the consolidated financial statements in the Company’s 2022 10-K. In April 2023, and based on court authorization, the Company withdrew the deposits corresponding to the case related to the branch of Santa Catarina, which had become final and unappealable in September 2022 in favor of eBazar.com.br Ltda. The remaining cases, which were pending as of December 31, 2022, had no updates during the three-month period ended March 31, 2023. The Company maintains a $5 million provision as of March 31, 2023 for the disputed amounts related to the 6 ongoing cases whose risk of losing is considered by Management to be probable, based on the opinion of external legal counsel.
Buyer protection program
The buyer protection program (“BPP”) program is designed to protect buyers in the Marketplace from losses due primarily to fraud or counterparty non-performance. The Company’s BPP provides protection to consumers by reimbursing them for the total value of a purchased item and the value of any shipping service paid if it does not arrive, arrives incomplete or damaged, does not match the seller’s description or if the buyer regrets the purchase. The Company is entitled to recover from the third-party carrier companies performing the shipping service certain amounts paid under the BPP. Furthermore, in some specific circumstances, the Company enters into insurance contracts with third-party insurance companies in order to cover contingencies that may arise from the BPP.
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
As of March 31, 2023 and December 31, 2022, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $4,010 million and $4,002 million, respectively, for which the Company recorded a provision of $8 million and $6 million, respectively.
Commitments
The Company committed to purchase cloud platform services from two U.S. suppliers based on the following terms:
a) for a total amount of $824 million, to be fully paid off between October 1, 2021 and September 30, 2026. As of March 31, 2023, the Company had paid $212 million in relation thereto; and
b) for a total amount of $200 million, to be fully paid off between September 23, 2022 and September 23, 2025. As of March 31, 2023, the Company had paid $14 million in relation thereto.
In connection with the closing of MELI Kaszek Pioneer Corp’s (“MEKA”) initial public offering on October 1, 2021, MEKA (a special purpose acquisition company sponsored by MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”), which is a joint venture between Company’s subsidiary MELI Capital Ventures LLC and Kaszek Ventures Opportunity II, L.P.) entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from MEKA 5 million Class A ordinary shares at a price of $10 per share in a private placement to close substantially concurrently with the consummation of MEKA’s initial business combination.
On April 8, 2022, the Company signed a 10-year agreement with Gol Linhas Aereas S.A. under which the Company is committed to contract a minimum amount of air logistics services for a total annual cost of $43 million (total amount once all the dedicated aircraft are in operation). Pursuant to the agreement, Gol Linhas Aereas S.A. provides logistics services in Brazil to Mercado Envios through six dedicated aircraft, three of which have already started operations as of March 31, 2023.

11. Long term retention program (“LTRP”)
The following table summarizes the long term retention program accrued compensation expense for the three-month periods ended March 31, 2023 and 2022, which are payable in cash according to the decisions made by the Board of Directors (the “Board”):

	Three Months Ended March 31,
	2023	2022
	(In millions)
LTRP 2017	$—	$(1)
LTRP 2018	2	—
LTRP 2019	5	6
LTRP 2020	6	7
LTRP 2021	7	8
LTRP 2022	13	10
LTRP 2023	14	—
Total LTRP	$47	$30

12. Loans payable and other financial liabilities
The following tables summarize the Company’s Loans payable and other financial liabilities as of March 31, 2023 and December 31, 2022:

	Balances as of
	March 31, 2023	December 31, 2022
	(In millions)
Current loans payable and other financial liabilities:
Loans from banks	$361	$319
Bank overdrafts	22	9
Secured lines of credit	113	115
Financial Bills	120	113
Deposit Certificates	949	993
Commercial Notes	6	6
Finance lease obligations	18	14
Collateralized debt	723	535
2028 Notes	1	3
2026 Sustainability Notes	2	4
2031 Notes	5	10
Other lines of credit	12	10
	$2,332	$2,131
Non-Current loans payable and other financial liabilities:
Loans from banks	$138	$145
Secured lines of credit	24	24
Deposit Certificates	2	3
Commercial Notes	191	187
Finance lease obligations	43	37
Collateralized debt	573	703
2028 Notes	436	436
2026 Sustainability Notes	398	398
2031 Notes	695	694
	$2,500	$2,627

						Balances as of
Type of instrument	Currency	Interest	Weighted Average Interest Rate		Maturity	March 31, 2023	December 31, 2022
						(In millions)
Loans from banks
Chilean Subsidiaries	Chilean Pesos	Fixed	11.72	%	April 2023 - April 2025	$131	$150
Brazilian Subsidiary (*)	US Dollar	Fixed	5.75	%	November 2023	50	—
Brazilian Subsidiary (*)	US Dollar	Fixed	4.32	%	August 2023	59	59
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP +0.8	%	April 2023 - May 2031	9	9
Mexican Subsidiary	Mexican Pesos	Variable	TIIE + 2.20 - 3.50	%	April 2023 - June 2027	190	177
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	11.60	%	April - June 2023	44	47
Colombian Subsidiary	Colombian Pesos	Fixed	15.13	%	May 2023 - June 2023	16	22

Bank overdrafts
Uruguayan Subsidiary	Uruguayan Pesos	—	—	%	—	—	9
Argentine Subsidiaries	Argentine Pesos	Fixed	—	%	April 2023	22	—

Secured lines of credit
Argentine Subsidiaries	Argentine Pesos	Fixed	71.52	%	April 2024	104	107
Mexican Subsidiary	Mexican Pesos	Fixed	10.07	%	April 2023 - July 2027	33	32

Financial Bills
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.95% - 1.10%	%	July 2023 - February 2024	120	113

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 5.35 - 6.85	%	April - May 2023	210	272
Brazilian Subsidiary	Brazilian Reais	Variable	99% to 140% of CDI		April 2023 - September 2024	668	565
Brazilian Subsidiary	Brazilian Reais	Fixed	12.55 - 14.70	%	April - September 2023	73	114
Brazilian Subsidiary	Brazilian Reais	—	—	%	—	—	45

Commercial Notes
Brazilian Subsidiary	Brazilian Reais	Variable	DI +0.88	%	April 2023 - August 2027	71	71
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41	%	April 2023 - August 2029	126	122

Finance lease obligations						61	51
Collateralized debt						1,296	1,238
2028 Notes	US Dollar	Fixed	2.00	%	August 2023 - August 2028	437	439
2026 Sustainability Notes	US Dollar	Fixed	2.375	%	July 2023 - January 2026	400	402
2031 Notes	US Dollar	Fixed	3.125	%	July 2023 - January 2031	700	704
Other lines of credit						12	10
						$4,832	$4,758
(*)The carrying amount includes the effect of the derivative instrument that qualified for fair value hedge. See note 15 "Derivative Instruments" for further detail.
See Notes 13 and 14 to these unaudited interim condensed consolidated financial statements for details regarding the Company’s collateralized debt securitization transactions and finance lease obligations, respectively.
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

For additional information regarding the 2026 Sustainability Notes and the 2031 Notes please refer to Note 17 to the audited consolidated financial statements for the year ended December 31, 2022, contained in the Company’s 2022 10-K.

2.00% Convertible Senior Notes Due 2028 (“2028 Notes”)
As of March 31, 2023, the principal and issuance costs of the 2028 Notes amounted to $439 million and $3 million, respectively. As of December 31, 2022, the principal and issuance costs of the 2028 Notes amounted to $439 million and $3 million, respectively. For the three-month period ended March 31, 2023 and 2022, the Company recognized interest expense, including the amortization of issuance costs of $2 million and $2 million, respectively .
During the three-month period ended March 31, 2023, a total principal amount of $2 thousand was requested for conversion. The determination of whether or not the Notes are convertible must be performed on a quarterly basis. The Company reconfirmed during the first quarter of 2023 that the conversion threshold was met and the Notes remain eligible for conversion. From April 1, 2023 to the date of issuance of these unaudited interim condensed consolidated financial statements, additional conversion request for $1 thousand of principal amount was made.
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

Capped call trading date	Amount
(In millions)
June 2019 (*)	$88
June 2020 (*)	104
August 2020	83
November 2020	120
January 2021	101
(*) Partially unwound in 2021.
Based on the $1,318.06 closing price of the Company’s common stock on March 31, 2023, and if the stock price remains constant, the Company could obtain 369,489 shares of common stock on the 2028 Notes Capped Calls Transactions settlement date.
The total estimated fair value of the 2028 Notes was $1,329 million and $884 million as of March 31, 2023 and December 31, 2022, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $1,318.06 closing price of the Company’s common stock on March 31, 2023, the if-converted value of the 2028 Notes exceeded their principal amount by $866 million.
For additional information regarding the 2028 Notes and the 2028 Notes Capped Call Transactions please refer to Note 17 to the audited consolidated financial statements for the year ended December 31, 2022, contained in the Company’s 2022 10-K.
Revolving Credit Agreement

On March 31, 2022, the Company, as borrower, and certain of its Subsidiaries, as guarantors, entered into a $400 million revolving credit agreement.

For additional information regarding the Credit Agreement please refer to Note 17 to the audited consolidated financial statements for the year ended December 31, 2022, contained in the Company’s 2022 10-K.
As of March 31, 2023, no amounts have been borrowed under the facility.

13. Securitization Transactions
The process of securitization consists of the issuance of securities collateralized by a pool of assets through a special purpose entity (“SPEs”), often under a VIE.
The Company securitizes financial assets associated with its credit cards and loans receivable portfolio. The Company’s securitization transactions typically involve the legal transfer of financial assets to bankruptcy remote SPEs. The Company generally retains economic interests in the collateralized securitization transactions, which are retained in the form of subordinated interests. For accounting purposes, the Company is generally precluded from recording the transfers of assets in securitization transactions as sales or is required to consolidate the SPE.
The Company securitizes certain credit card receivables related to users’ purchases through Chilean SPEs. Under the SPE contracts, the Company has determined that it has no obligation to absorb losses or the right to receive benefits of the SPEs that could be significant because it does not retain any equity certificate of participation or subordinated interest in the SPEs. As the Company does not control the vehicles, its assets, liabilities and related results are not consolidated in the Company’s financial statements.
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

The following table summarizes the Company’s collateralized debt under securitization transactions, as of March 31, 2023:

SPEs	Collateralized debt as of March 31, 2023	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	$198	CDI + 2.50%	Brazilian Reais	June 2025
Fundo de Investimento Em DireitosCreditórios Arandu	198	CDI + 1.75%	Brazilian Reais	June 2023
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	3	CDI + 3.50%	Brazilian Reais	August 2023
Olimpia Fundo de Investimento Em Direitos Creditórios	103	CDI + 1.25%	Brazilian Reais	November 2024
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	222	CDI + 1.90%	Brazilian Reais	April 2028
Mercado Crédito Consumo IX	2	Badlar rates plus 200 basis points with a min 30% and a max 52%	Argentine Pesos	May 2023
Mercado Crédito Consumo X	5	Badlar rates plus 200 basis points with a min 35% and a max 62%	Argentine Pesos	June 2023
Mercado Crédito Consumo XI	6	Badlar rates plus 200 basis points with a min 35% and a max 63%	Argentine Pesos	August 2023
Mercado Crédito Consumo XII	9	Badlar rates plus 200 basis points with a min 35% and a max 70%	Argentine Pesos	September 2023
Mercado Crédito Consumo XIII	13	Badlar rates plus 200 basis points with a min 35% and a max 74%	Argentine Pesos	November 2023
Mercado Crédito Consumo XIV	14	Badlar rates plus 200 basis points with a min 35% and a max 80%	Argentine Pesos	October 2023
Mercado Crédito Consumo XV	14	Badlar rates plus 200 basis points with a min 35% and a max 92%	Argentine Pesos	October 2023
Mercado Crédito Consumo XVI	14	Badlar rates plus 200 basis points with a min 60% and a max 92%	Argentine Pesos	December 2023
Mercado Crédito Consumo XVII	15	Badlar rates plus 200 basis points with a min 60% and a max 92%	Argentine Pesos	January 2024
Mercado Crédito Consumo XVIII	19	Badlar rates plus 200 basis points with a min 60% and a max 92%	Argentine Pesos	January 2024
Mercado Crédito Consumo XIX (*)	19	Badlar rates plus 200 basis points with a min 60% and a max 92%	Argentine Pesos	February 2024
Mercado Crédito XIV	2	Badlar rates plus 200 basis points with a min 30% and a max 48%	Argentine Pesos	April 2023
Mercado Crédito XV	6	Badlar rates plus 200 basis points with a min 30% and a max 56%	Argentine Pesos	August 2023
Mercado Crédito XVI	11	Badlar rates plus 200 basis points with a min 35% and a max 80%	Argentine Pesos	September 2023
Mercado Crédito XVII	12	Badlar rates plus 200 basis points with a min 35% and a max 88%	Argentine Pesos	March 2024
Mercado Crédito XVIII	19	Badlar rates plus 200 basis points with a min 35% and a max 92%	Argentine Pesos	January 2024
Fideicomiso de administración y fuente de pago CIB/3756	166	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 1.90%	Mexican Pesos	September 2024
Fideicomiso de administración y fuente de pago CIB/3369	226	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.0%	Mexican Pesos	April 2025
	$1,296
(*)As of March 31, 2023, Loans payable owned by these trusts were obtained through private placements. Mercado Crédito Consumo XIX trust made a public bond offering in the Argentine stock market on April 13, 2023.

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
The assets and liabilities of the SPEs are included in the Company’s unaudited interim condensed consolidated financial statements as of March 31, 2023 and December 31, 2022 as follows:

	March 31, 2023	December 31, 2022
Assets	(In millions)
Current assets:
Restricted cash and cash equivalents	$610	$459
Short-term investments	1	—
Credit card receivables and other means of payments, net	231	317
Loans receivable, net	890	799
Total current assets	1,732	1,575
Non-current assets:
Long-term investments	21	21
Loans receivable, net	19	24
Total non-current assets	40	45
Total assets	$1,772	$1,620
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1	$4
Loans payable and other financial liabilities	723	535
Other liabilities	5	1
Total current liabilities	729	540
Non-current liabilities:
Loans payable and other financial liabilities	573	703
Total non-current liabilities	573	703
Total liabilities	$1,302	$1,243

14. Leases
The Company leases certain fulfillment, cross-docking and services centers, office space, aircraft, machines, and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental balance sheet information related to leases was as follows:

	March 31, 2023	December 31, 2022
	(In millions)
Operating Leases
Operating lease right-of-use assets	$697	$656

Operating lease liabilities	$688	$656

Finance Leases
Property and equipment, at cost	102	87
Accumulated depreciation	(36)	(31)
Property and equipment, net	$66	$56

Loans payable and other financial liabilities	$61	$51
The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	8 Years	8 Years
Finance leases	3 Years	3 Years

Weighted average discount rate (*)
Operating leases	10%	10%
Finance leases	13%	16%
(*)Includes discount rates of leases in local currency and U.S. dollar.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Operating lease cost	$42	$27

Finance lease cost:
Depreciation of property and equipment	5	4
Interest on lease liabilities	2	2
Total finance lease cost	$7	$6

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41	$27
Financing cash flows from finance leases	6	4

Assets obtained in exchange for lease obligations:
Operating leases	$42	$61
Finance leases	11	3
The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending March 31, 2023	Operating Leases	Finance Leases
	(In millions)
One year or less	$159	$23
One year to two years	148	20
Two years to three years	133	14
Three years to four years	103	5
Four years to five years	91	2
Thereafter	339	—
Total lease payments	$973	$64
Less imputed interest	(285)	(3)
Total	$688	$61
15. Derivative instruments
Cash Flow Hedges
As of March 31, 2023, the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Reais. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of March 31, 2023, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
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
Fair Value Hedges
The Company has entered into swap contracts to hedge the interest rate and the foreign currency exposure of its fixed-rate, foreign currency financial debt issued by one of its Brazilian subsidiaries. The Company designated the swap contracts as fair value hedges. The derivative’s gain or loss is reported in earnings in the same line items as the change in the value of the financial debt due to the hedged risks. Since the terms of the interest rate swaps match the terms of the hedged debts, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the hedged debts attributable to changes in interest rates. Accordingly, the net impact in current earnings is that the interest expense associated with the hedged debts is recorded at the floating rates.

Net Investment Hedge
The Company used cross currency swap contracts, to reduce the foreign currency exchange risk related to its investment in its Brazilian foreign subsidiaries and the interest rate risk. This derivative was designated as a net investment hedge and, accordingly, gains and losses are reported as a component of accumulated other comprehensive income. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and is expected to be reclassified into earnings in the same period that the interest expense affects earnings.
Derivative instruments not designated as hedging instruments
As of March 31, 2023, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian subsidiaries, whose functional currencies are the Brazilian Reais. These transactions were not designated as hedges for accounting purposes.
Finally, as of March 31, 2023, the Company entered into swap contracts to hedge the interest rate fluctuation of certain portion of its financial debt in its Brazilian subsidiaries and VIEs. These transactions were not designated as hedges for accounting purposes.
The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of
	March 31, 2023	December 31, 2022
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$85	$109
Interest rate swap contracts	191	229
Cross currency swap contracts	174	133

Not designated as hedging instrument
Foreign exchange contracts	$59	$110
Interest rate swap contracts	387	480

Derivative Instrument Contracts
The fair values of the Company’s outstanding derivative instruments as of March 31, 2023 and December 31, 2022 were as follows:

		March 31,	December 31,
	Balance sheet location	2023	2022
		(In millions)
Derivative Instruments
Foreign exchange contracts designated as cash flow hedges	Other current assets	$—	$1
Cross currency swap contracts designated as net investment hedge	Other current liabilities	1	2
Interest rate swap contracts designated as cash flow hedges	Other current liabilities	6	8
Cross currency swap contracts designated as fair value hedge	Other current liabilities	7	2
Interest rate swap contracts not designated as hedging instruments	Other current liabilities	1	1
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	5	2
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	4	2
Interest rate swap contracts not designated as hedging instruments	Other non-current liabilities	4	6
Cross currency swap contracts designated as net investment hedge	Other non-current liabilities	3	1

The effects of derivative contracts on the unaudited interim condensed consolidated statement of comprehensive income as of March 31, 2023 were as follows:

	December 31, 2022	Amount of gain (loss) recognized in other comprehensive income	Amount of gain (loss) reclassified from accumulated other comprehensive income	March 31, 2023
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(2)	$(4)	$1	$(5)
Interest swap contracts designated as cash flow hedges	(2)	2	(1)	(1)
Cross currency swap contracts designated as net investment hedge	(1)	(5)	2	(4)
	$(5)	$(7)	$2	$(10)
The effect of the Company’s fair value hedge relationships on the unaudited interim condensed consolidated statements of income for the three-month period ended March 31, 2023 is a loss of $5 million, and affected interest expense and other financial losses (there were no fair value hedge relationships during the three-month period ended March 31, 2022).
The carrying amount of the hedged item for fair value hedges as of March 31, 2023 is $109 million (there were no fair value hedge relationships as of March 31, 2022).

The effect of the Company’s fair value hedge relationships on the unaudited interim condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges for the three-month period ended March 31, 2023 is less than $1 million (there were no fair value hedge relationships during the three-month period ended March 31, 2022).
The effects of derivative contracts not designated as hedging instruments on the unaudited interim condensed consolidated statements of income for the three-month periods ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Foreign exchange contracts not designated as hedging instruments recognized in Foreign currency losses, net	$(6)	$(5)
Currency swap contracts not designated as hedging instruments recognized in Foreign currency losses, net	—	(32)
Interest rate contracts not designated as hedging instruments recognized in Interest expense and other financial losses	2	—

16. Share repurchase program

On August 4, 2021, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $150 million. This authorization was scheduled to expire on August 31, 2022. On March 1, 2022, the Board authorized an increase in that authorization of $300 million, from an aggregate consideration of up to $150 million to an aggregate consideration of up to $450 million (the “Existing Program”). On March 1, 2022, the Board also authorized a new extension of the term of the Existing Program, from August 31, 2022 to August 31, 2023. On February 21, 2023, the Board terminated the Existing Program and authorized a new program to repurchase shares of the Company’s common stock, for an aggregate consideration of up to $900 million to expire on March 31, 2024. As of March 31, 2023, the estimated remaining balance available for share repurchases under this Program was $783 million.
The Company expects to purchase shares at any time and from time to time, in compliance with applicable federal securities laws, through open-market purchases, block trades, derivatives, trading plans established in accordance with SEC rules, or privately negotiated transactions. The timing of repurchases will depend on factors including market conditions and prices, the Company’s liquidity requirements and alternative uses of capital. The share repurchase program may be suspended from time to time or discontinued, and there is no assurance as to the number of shares that will be repurchased under the program or that there will be any additional repurchases.
As of March 31, 2023, the Company had acquired 341,276 shares under the aforementioned share repurchase programs.
From time to time, the Company acquires shares of its own common stock in the Argentine market and pays for them in Argentine pesos at a price that reflects the additional cost of accessing U.S. dollars through securities denominated in U.S. dollars, because of restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate in Argentina (See Note 2 - “Summary of significant accounting policies and supplemental information - Argentine currency status” of these unaudited interim condensed consolidated financial statements). As a result, the Company recognized foreign currency losses of $56 million and $35 million for the three-month periods ended March 31, 2023 and 2022, respectively.

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
•credit risk and other risks of lending, such as increases in defaults by customers and other delinquencies;
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
•political, social and economic conditions in Latin America; and
•our long-term sustainability goals.
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

These statements are based on currently available information and our current assumptions, expectations and projections about future events. While we believe that our assumptions, expectations and projections are reasonable in view of the currently available information, you are cautioned not to place undue reliance on our forward-looking statements. These statements are not guarantees of future performance. They are subject to future events, risks and uncertainties –many of which are beyond our control– as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A — Risk Factors” in Part I of the Company’s 2022 10-K filed with the SEC on February 24, 2023 and in other reports we file from time to time with the SEC.
You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited interim condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of the Company’s 2022 10-K. We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be material that could cause results to differ materially from our expectations. Certain monetary amounts included elsewhere in this document have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them.
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
•a discussion of our principal trends and results of operations for the three-month periods ended March 31, 2023 and 2022;
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
To complement the Mercado Libre Marketplace and enhance the user experience for our buyers and sellers, we developed Mercado Pago, an integrated digital payments solution. Mercado Pago was initially designed to facilitate transactions on Mercado Libre’s Marketplaces by providing a mechanism that allowed our users to securely, easily and promptly send and receive payments. Now Mercado Pago is a full ecosystem of financial technology solutions both in the digital and physical world. Our digital payments solution enables any MercadoLibre registered user to securely and easily send and receive digital payments and to pay for purchases made on any of Mercado Libre’s Marketplaces. Currently, Mercado Pago processes and settles all transactions on our Marketplaces in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay and Peru and is available to process and settle transactions on our Marketplace in Ecuador.
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
The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full experience. Sellers that opt into our logistics solutions are not only able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices, but are also eligible to access shipping subsidies to offer free or discounted shipping for many of their sales on our Marketplaces. In 2020, we launched Meli Air with a fleet of dedicated aircraft covering routes across Brazil and Mexico, with the aim of improving our delivery times. We have also developed a network of independent neighborhood stores and commercial points (known as “Meli Places”) to receive and store packages that are in transit using our integrated technology. Meli Places network allows buyers and sellers to pick-up, drop-off, or return packages with a better experience, reducing the travel distance for all parties. As of March 31, 2023, we offer our shipping solution directed towards deliveries in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay, Peru and Ecuador and we also offer free shipping to buyers in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay and Peru.
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
As an extension of our asset management and savings solutions for users, we launched a digital assets feature as part of the Mercado Pago wallet in Brazil in 2021, in Mexico in 2022 and in Chile in 2023. This service allows our millions of users to purchase, hold and sell selected digital assets through our interface without leaving the Mercado Pago application, while a partner acts as the custodian and offers the blockchain infrastructure platform. This feature is available for all users through their Mercado Pago wallet.
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
Complementing the services that we offer, our digital storefront solution, Mercado Shops, allows users to set-up, manage and promote their own digital stores. These stores are hosted by Mercado Libre and offer integration with the rest of our ecosystem, namely our Marketplaces, payment services and logistics services. Users can create a store at no cost, and can access additional functionalities and value added services on commission.
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
The following table sets forth the percentage of our consolidated net revenues by segment for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(% of total consolidated net revenues)	2023	2022
Brazil	52.0%	55.7%
Argentina	23.7	23.0
Mexico	19.5	16.2
Other Countries	4.8	5.1
The following table summarizes the changes in our net revenues by segment for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Net Revenues:
Brazil	$1,579	$1,252	$327	26.1%
Argentina	721	518	203	39.2
Mexico	591	364	227	62.4
Other Countries	146	114	32	28.1
Total Net Revenues	$3,037	$2,248	$789	35.1%

Description of Line Items
Net revenues
We disaggregate revenues into four geographical reporting segments. Within each of our segments, the services we provide and the products we sell generally fall into two distinct revenue streams: “Commerce” and “Fintech”.

The following table summarizes our consolidated net revenues by revenue stream for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Consolidated net revenues by revenue stream	2023	2022
	(in millions)
Commerce	$1,676	$1,277
Fintech	1,361	971
Total	$3,037	$2,248
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

We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March 31, 2023 and 2022, no single customer accounted for more than 5.0% of our net revenues.
Our Mercado Libre Marketplace is available in 18 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Mexico, Panama, Peru, Uruguay, Venezuela (deconsolidated since December 1, 2017), Bolivia, Honduras, Nicaragua, El Salvador, Guatemala and Paraguay), and Mercado Pago is available in 8 countries (Argentina, Brazil, Chile, Peru, Colombia, Mexico, Uruguay and Ecuador). Additionally, Mercado Envios is available in 8 countries (Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador). The functional currency for each country’s operations is the country’s local currency, except for Argentina, where the functional currency is the U.S. dollar due to Argentina’s status as a highly inflationary economy. Our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. Please refer to “Summary of significant accounting policies and supplemental information” in Note 2 to our unaudited interim condensed consolidated financial statements for further detail on foreign currency translation.
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
Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues, which are classified as a cost of net revenues. These taxes represented 7.8% of net revenues for the three-month period ended March 31, 2023, as compared to 7.3% for the same period in 2022.
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies, Management estimates or accounting policies since the year ended December 31, 2022 and disclosed in the Company’s 2022 10-K, see “Critical Accounting Policies and Estimates”. See section Recently Adopted Accounting Standards of Note 2 to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report.
Results of operations for the three-month period ended March 31, 2023 compared to the three-month period ended March 31, 2022
The selected financial data for the three-month periods ended March 31, 2023 and 2022 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. These statements include all normal recurring adjustments that Management believes are necessary to fairly state our financial position, results of operations and cash flows. The results of operations for the three-month period ended March 31, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023 or for any other period.

Statement of income data

	Three Months Ended March 31,
(In millions)	2023	2022
	(Unaudited)
Net service revenues	$2,763	$1,997
Net product revenues	274	251
Net revenues	3,037	2,248

Cost of net revenues	(1,501)	(1,175)
Gross profit	1,536	1,073

Operating expenses:
Product and technology development	(381)	(234)
Sales and marketing	(383)	(286)
Provision for doubtful accounts	(252)	(255)
General and administrative	(180)	(159)
Total operating expenses	(1,196)	(934)
Income from operations	340	139

Other income (expenses):
Interest income and other financial gains	161	31
Interest expense and other financial losses	(94)	(56)
Foreign currency losses, net	(87)	(3)
Net income before income tax expense and equity in earnings of unconsolidated entity	320	111

Income tax expense	(122)	(46)
Equity in earnings of unconsolidated entity	3	—
Net income	$201	$65

Principal trends in results of operations
Net revenues
Our net revenues maintained its growth trajectory during the three-month period ended March 31, 2023 as compared to the same period in 2022, specifically related to the growth of our fintech solution services (mainly credits business and off-platform transactions through Mercado Pago) and the increase in our gross merchandise volume regarding our commerce services. The quarter’s financial results reflect our ongoing commitment to deliver sustainable and profitable growth. In this sense, we maintained a cautious posture regarding originations of loans receivables and, as a consequence, our credit business portfolio’s size was similar to the prior quarter and focused on lower risk customers. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues” section below for further detail on net revenues trends for the three-month periods ended March 31, 2023 and 2022.
The continued execution of our long-term strategies in Commerce and Fintech businesses has enabled us to deliver rapid growth in gross merchandise volume, total payment volume and net revenues, alongside record quarterly operating results and strong cash generation.

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
For the three-month periods ended March 31, 2023 and 2022, our gross profit margins were 50.6% and 47.7%, respectively. The increase in our gross profit margin resulted primarily from the decrease in our shipping operating cost, cost of goods sold and collection fees, as a percentage of net revenues, partially offset by an increase of our fintech costs, as a percentage of net revenues, mainly related to higher funding costs in connection with our credits business.
Operating income margins
Our operating income margin is defined as income from operations as a percentage of net revenues.
Our operating income margin is affected by our operating expenses structure, which mainly consists of our employees’ salaries, our sales and marketing expenses related to those activities we incurred to promote our services, provision for doubtful accounts mainly related to our loans receivable portfolio and product and technology development expenses, among other operating expenses. As we continue to grow and focus on expanding our leadership in the region, we will continue to invest in product and technology development, sales and marketing and human resources in order to promote our services and capture long-term business opportunities. As a result, we may experience decreases in our operating income margins.
For the three-month period ended March 31, 2023, as compared to the same period in 2022, our operating income margin increased from 6.2% to 11.2%. This increase was mainly explained by our improvement in cost of net revenues margins and a decrease in provision for doubtful accounts, as a percentage of net revenues. This increase was partially offset by an increase in our product and technology development expenses, as a percentage of net revenues, mainly as a consequence of higher salaries and wages.

Other Data
The following table includes seven key performance indicators, which are calculated as defined in the footnotes to the table. Each of these indicators provide a different measure of the level of activity on our platform, and we use them to monitor the performance of the business.

	Three Months Ended March 31,
(in millions)(*)	2023	2022

Unique active users (1)	101	81
Gross merchandise volume(2)	$9,434	$7,665
Number of successful items sold (3)	309	267
Number of successful items shipped(4)	302	254
Total payment volume(5)	$36,986	$25,319
Total volume of payments on marketplace(6)	$9,950	$8,071
Total payment transactions(7)	1,875	1,091
Capital expenditures	$89	$137
Depreciation and amortization	$126	$84
(*)Figures have been calculated using rounded amounts. Growth calculations based on this table may not total due to rounding.
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
(6)Total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago. Management uses this metric to evaluate the performance of our payments services and development of our integrated ecosystem. As from January 1, 2022, we no longer disclose our total volume of payments on marketplace net of shipping and financing fees. Given the growth of our shipping and fintech businesses, management believes that including shipping and financing fees in the calculation of total volume of payments on marketplace results in a more accurate indicator of that performance on a go-forward basis. Consequently, total volume of payment on marketplace for the three-month period ended March 31, 2022 has been recast to include shipping and financing fees.
(7)Number of all transactions paid for using Mercado Pago.
Net revenues

	Three Months Ended March 31,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Total Net Revenues	$3,037	$2,248	$789	35.1%

The increase in net revenues was primarily attributable to:
a)an increase of $399 million, or 31.2%, in Commerce revenues, for the three-month period ended March 31, 2023, as compared to the same period in 2022. This increase was mainly generated by an increase of $378 million in our commerce services revenues and an increase of $21 million in our revenues from commerce products sales, for the three-month period ended March 31, 2023, as compared to the same period in 2022. Shipping carrier costs which are netted from revenues increased $134 million, from $401 million for the three-month period ended March 31, 2022 to $535 million for the three-month period ended March 31, 2023; and
b)an increase of 40.2%, in fintech revenues, from $971 million for the three-month period ended March 31, 2022, to $1,361 million for the three-month period ended March 31, 2023. This increase was mainly generated by an increase of $134 million in our credits revenues and an increase of $254 million in our revenues from Fintech services, for the three-month period ended March 31, 2023, as compared to the same period in 2022.

	Three Months Ended March 31,		Change from 2022 to 2023
Consolidated Net Revenues by revenue stream	2023	2022	in Dollars	in %
	(in millions, except percentages)
Brazil
Commerce	$907	$689	$218	31.6%
Fintech	672	563	109	19.4%
	$1,579	$1,252	$327	26.1%
Argentina
Commerce	$273	$240	$33	13.8%
Fintech	448	278	170	61.2%
	$721	$518	$203	39.2%
Mexico
Commerce	$398	$262	$136	51.9%
Fintech	193	102	91	89.2%
	$591	$364	$227	62.4%
Other countries
Commerce	$98	$86	$12	14.0%
Fintech	48	28	20	71.4%
	$146	$114	$32	28.1%
Consolidated
Commerce	$1,676	$1,277	$399	31.2%
Fintech	1,361	971	390	40.2%
Total	$3,037	$2,248	$789	35.1%
See Note 8 “Segment reporting” of our unaudited interim condensed consolidated financial statements for further information regarding our net revenues disaggregated by similar products and services for three-month periods ended March 31, 2023 and 2022.
Brazil
Commerce revenues in Brazil increased 31.6% in the three-month period ended March 31, 2023 as compared to the same period in 2022. This increase was generated by an increase of $195 million in our commerce services revenues and an increase of $23 million in our revenues from commerce products sales. Fintech revenues grew by 19.4%, a $109 million increase, during the three-month period ended March 31, 2023 as compared to the same period in 2022, mainly driven by an increase of $108 million in our revenues from Fintech services and an increase of $2 million in our credits revenues.

Argentina
Commerce revenues in Argentina increased 13.8% in the three-month period ended March 31, 2023 as compared to the same period in 2022. This increase was generated by an increase of $43 million in our commerce services revenues, partially offset by a decrease of $10 million in our revenues from commerce products sales. Fintech revenues grew 61.2%, a $170 million increase, during the three-month period ended March 31, 2023 as compared to the same period in 2022, mainly driven by an increase of $98 million in our revenues from Fintech services and an increase of $71 million in our credits revenues.
Mexico
Commerce revenues in Mexico increased 51.9% in the three-month period ended March 31, 2023 as compared to the same period in 2022. This increase was generated by an increase of $125 million in our commerce services revenues and an increase of $11 million in our revenues from commerce products sales. Fintech revenues grew 89.2%, a $91 million increase, during the three-month period ended March 31, 2023 as compared to the same period in 2022, mainly driven by an increase of $60 million in our credits revenues and an increase of $31 million in our revenues from Fintech services.
The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
2023
Net revenues	$3,037	n/a	n/a	n/a
Percent change from prior quarter	1%
2022
Net revenues	$2,248	$2,597	$2,690	$3,002
Percent change from prior quarter	5%	16%	4%	12%
The following table sets forth the growth in net revenues in local currencies, for the three-month period ended March 31, 2023 as compared to the same period in 2022:

(% of revenue growth in Local Currency) (*)	Three-month period
Brazil	25.9%
Argentina (**)	150.9%
Mexico	47.7%
Other Countries	29.8%
Total Consolidated	58.4%
(*)The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2022 and applying them to the corresponding months in 2023, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.
(**)Average inter-annual inflation rate in our Argentine segment for the three-month period ended March 31, 2023 was 101.9%. This effect was partially offset by an average inter-annual depreciation of the Argentine peso of 83.3% for the three-month period ended March 31, 2023.
Cost of net revenues

	Three Months Ended March 31,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Total cost of net revenues	$1,501	$1,175	$326	27.7%
As a percentage of net revenues	49.4%	52.3%

For the three-month period ended March 31, 2023 as compared to the same period in 2022, the increase in cost of net revenues was primarily attributable to: i) a $102 million increase in shipping operating and carrier costs; ii) a $74 million increase in sales taxes; iii) a $60 million increase in collection fees, which was mainly attributable to our Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iv) a $52 million increase in other fintech costs mainly related to higher funding costs related to our credits business; v) a $19 million increase in cost of sales of goods mainly in Brazil and Mexico; and vi) a $17 million increase mainly related to hosting.
Product and technology development expenses

	Three Months Ended March 31,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Product and technology development	$381	$234	$147	62.8%
As a percentage of net revenues	12.5%	10.4%
For the three-month period ended March 31, 2023, the increase in product and technology development expenses as compared to the same period in 2022 was primarily attributable to: i) a $109 million increase in salaries and wages mainly related to the increase of 42% in our product and technology development headcount; ii) a $23 million increase in other product and technology development expenses mainly related to certain tax withholding in connection with intercompany export services billing duties; and iii) a $15 million increase in depreciation and amortization expenses mainly related to capitalized information and technology assets.
We believe that product and technology development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.
Sales and marketing expenses

	Three Months Ended March 31,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Sales and marketing	$383	$286	$97	33.9%
As a percentage of net revenues	12.6%	12.7%
For the three-month period ended March 31, 2023, the increase in sales and marketing expenses as compared to the same period in 2022 was primarily attributable to: i) a $38 million increase in online and offline marketing expenses mainly in Brazil and Mexico; ii) a $21 million increase in our buyer protection program expenses; iii) an $18 million increase in salaries and wages; and iv) a $6 million increase in chargebacks.
Provision for doubtful accounts

	Three Months Ended March 31,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Provision for doubtful accounts	$252	$255	$(3)	(1.2)%
As a percentage of net revenues	8.3%	11.3%
For the three-month period ended March 31, 2023, as compared to the same period in 2022, the provision for doubtful accounts remained stable despite the credit portfolio increasing 26%, from $2,415 million as of March 31, 2022 to $3,049 million as of March 31, 2023. Initiatives to rebalance portfolio exposure towards lower risk customers allowed us to improve our 1-90 days non-performing loans ratio from 13.4% as of March 31, 2022 to 9.5% as of March 31, 2023.

General and administrative expenses

	Three Months Ended March 31,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
General and administrative	$180	$159	$21	13.2%
As a percentage of net revenues	5.9%	7.1%

For the three-month period ended March 31, 2023, the increase in general and administrative expenses as compared to the same period in 2022 was primarily attributable to a $26 million increase in salaries and wages, mainly related to the increase of 27% in general and administrative headcount, and as it relates to our Argentine segment, related to an average inter-annual inflation rate for the three-month period ended March 31, 2023 that has been higher than the local currency depreciation. This increase was partially offset by a $3 million decrease in temporary services primarily related to administrative workers.
Other expense, net

	Three Months Ended March 31,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Other expense, net	$(20)	$(28)	$8	(28.6)%
As a percentage of net revenues	-0.7%	-1.2%
For the three-month period ended March 31, 2023, the decrease in other expense, net as compared to the same period in 2022 was primarily attributable to the $130 million increase in interest income and other financial gains from our financial investments as a result of higher interest income due to higher float and rates in Argentina, Brazil, Mexico and U.S. This decrease was partially offset by: i) foreign exchange losses that were $84 million higher than foreign exchange losses for the same period in 2022, mainly due to higher acquisition of our own common stock in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate (refer to Note 16 of our unaudited interim condensed consolidated financial statements for further detail), higher foreign exchange losses from our Argentine subsidiaries and lower foreign exchange gains from our Brazilian subsidiaries; and ii) a $38 million increase in interest expense and other financial losses mainly attributable to higher levels of indebtedness in 2023 and higher rates (mainly in Brazil).
Income tax

	Three Months Ended March 31,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Income tax expense	$122	$46	$76	165.2%
As a percentage of net revenues	4.0%	2.0%
During the three-month period ended March 31, 2023 as compared to the same period in 2022, income tax expense increased mainly as a result of higher income tax expense in Argentina and Mexico as a consequence of higher pre-tax gains in those segments in 2023.

The following table summarizes our effective tax rates for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022

Effective tax rate (*)	38.1%	40.7%
(*)Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.
Our effective tax rate for the three-month period ended March 31, 2023 decreased as compared to the same period in 2022, as a result of lower proportion of pre-tax losses in our Mexican segment which were included in the valuation allowance. This effect was offset by higher foreign exchange losses related to the acquisition of our own common stock in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate, which was considered as non-deductible expense.
The following table summarizes our effective tax rates for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Effective tax rate by country
Argentina	31.2%	26.2%
Brazil	6.8%	-0.7%
Mexico	40.6%	-27.8%
The increase in our Argentine effective income tax rate during the three-month period ended March 31, 2023, as compared to the same period in 2022, was mainly related to taxable foreign exchange gains accounted for local tax purposes which are not recorded for accounting purposes since, under U.S. GAAP, Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country and higher non-deductible expenses.
The increase in our Brazilian effective income tax rate for the three-month period ended March 31, 2023, was mainly related to a higher proportion of taxable pre-tax gains over the segment income as compared to the same period in 2022.
The increase in our Mexican effective income tax rate for the three-month period ended March 31, 2023, was mainly driven by lower proportion of pre-tax losses over the segment income which were included in the valuation allowance and higher true up charges recognized in the period compared to the same period in 2022.
Segment information

	Three Months Ended March 31, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues	$1,579	$721	$591	$146	$3,037
Direct costs	(1,261)	(411)	(464)	(131)	(2,267)
Direct contribution	$318	$310	$127	$15	$770
Margin	20.1%	43.0%	21.5%	10.3%	25.4%

	Three Months Ended March 31, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues	$1,252	$518	$364	$114	$2,248
Direct costs	(1,065)	(320)	(328)	(110)	(1,823)
Direct contribution	$187	$198	$36	$4	$425
Margin	14.9%	38.2%	9.9%	3.5%	18.9%

	Change from the Three Months Ended March 31, 2022 to March 31, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues
in Dollars	$327	$203	$227	$32	$789
in %	26.1%	39.2%	62.4%	28.1%	35.1%
Direct costs
in Dollars	$(196)	$(91)	$(136)	$(21)	$(444)
in %	18.4%	28.4%	41.5%	19.1%	24.4%
Direct contribution
in Dollars	$131	$112	$91	$11	$345
in %	70.1%	56.6%	252.8%	275.0%	81.2%
Net revenues
Net revenues for the three-month period ended March 31, 2023 as compared to the same period in 2022 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues.”
Direct costs
Brazil
For the three-month period ended March 31, 2023, as compared to the same period in 2022, direct costs increased mainly driven by: i) a $180 million increase in cost of net revenues, mainly attributable to an increase in sales taxes, shipping operating and carrier costs, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, cost of goods sold, hosting expenses, and other payments costs mainly consisting of higher funding cost related to our credits; ii) a $42 million increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, salaries and wages and sales expenses; and iii) a $9 million increase in product and technology development expenses, mostly attributable to an increase in depreciation and amortization expenses. This was partially offset by a decrease of $35 million in provision for doubtful accounts mainly related to our initiatives to rebalance portfolio exposure towards lower risk customers, which allowed us to improve our 1-90 days non-performing loans ratio.
Argentina
For the three-month period ended March 31, 2023, as compared to the same period in 2022, direct costs increased mainly driven by: i) a $63 million increase in cost of net revenues, mainly attributable to an increase in other payments costs in connection with higher funding cost related to our credits business, sales taxes, shipping operating and carrier costs and hosting expense; ii) a $10 million increase in sales and marketing expenses, mainly due to buyer protection program expenses, salaries and wages and chargebacks; iii) a $9 million increase in provision for doubtful accounts mainly related to our consumer credits business growth; iv) a $6 million increase in product and technology development expenses mostly attributable to an increase in depreciation and amortization expenses; and v) a $3 million increase in general and administrative expenses, mostly attributable to an increase in other general and administrative expenses principally related to certain tax withholdings.

Mexico
For the three-month period ended March 31, 2023, as compared to the same period in 2022, direct costs increased mainly driven by: i) a $82 million increase in cost of net revenues, mainly attributable to increases in shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration, other payments costs mainly related to higher funding cost related to our credits business, cost of goods sold as a consequence of an increase in first-party sales and hosting expenses; ii) a $27 million increase in sales and marketing expenses, mainly due to buyer protection program expenses, online and offline marketing expenses, salaries and wages, chargebacks and sales expenses; iii) a $21 million increase in provision for doubtful accounts mainly related to our consumer credits business growth, partially offset by initiatives to rebalance portfolio exposure towards lower risk customers, allowed us to improve our 1-90 days non-performing loans ratio; and; iv) a $4 million increase in product and technology development expenses, mainly attributable to depreciation and amortization expenses.
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
We have funded Mercado Pago mainly by selling credit card receivables and through credit lines. Additionally, we have financed our Mercado Pago and Mercado Credito businesses through the securitization of credit card receivables and certain loans through SPEs created in Brazil, Mexico and Argentina. Finally, we obtained funding through our financial institution in Brazil through deposit certificates and financial bills. Refer to Notes 12 and 13 of our unaudited interim condensed consolidated financial statements for further detail.
We committed to purchase cloud services for: i) a total amount of $824 million to be paid within a 5-year period starting on October 1, 2021 and ii) a total amount of $200 million to be paid within a 3-year period starting on September 23, 2022. Please refer to Note 10 of our unaudited interim condensed consolidated financial statements for further detail on purchase commitments.
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
On April 8, 2022, we signed a 10-year agreement with Gol Linhas Aereas S.A. under which we committed to contract a minimum amount of air logistics services for a total annual cost of $43 million (total amount once all the dedicated aircraft are in operation). Pursuant to the agreement, Gol Linhas Aereas S.A. will provide logistics services in Brazil to Mercado Envios through six dedicated aircraft, three of which have already started operations as of March 31, 2023.
Additionally, we have several committed leases, mainly, related to our fulfillment and service centers, which are one of the most important investments for our Mercado Envios business. As of March 31, 2023, we have committed rental expenditures with our lessors for $973 million and $64 million for operating leases and finance leases, respectively. See Note 14 of our unaudited interim condensed consolidated financial statements for further detail on leases.
We and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of our suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in our payment policy. Suppliers’ voluntary inclusion of invoices in the SFP does not change our payment terms, the amounts paid or liquidity. We have no economic interest in a supplier’s decision to participate in the SFP and have no financial impact in connection with the SFP. As of March 31, 2023, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $254 million, and are included in the balance sheet within accounts payable and accrued expenses line.
During August 2022, we issued commercial paper in Brazil for $198 million, the main purpose of which is to continue investing in capital expenditures for our shipping business, in order to continue developing our shipping strategy. See Note 12 of our unaudited interim condensed consolidated financial statements for further detail.

Finally, on March 31, 2022, we entered into a $400 million revolving credit arrangement (“the Credit Arrangement”). The interest rates under the Credit Arrangement are based on Adjusted Term SOFR plus an interest margin of 1.25% per annum. Any loans drawn under the Credit Arrangement must be repaid on or prior to March 31, 2025. We are also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%. As of March 31, 2023, no amounts had been borrowed under the facility. See Note 12 of our unaudited interim condensed consolidated financial statements for further detail.
As of March 31, 2023, our main source of liquidity was $3,213 million of cash and cash equivalents and short-term investments, which excludes a $1,409 million investment mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists mainly of cash generated from operations and proceeds from loans.
The significant components of our working capital are cash and cash equivalents, restricted cash and cash equivalents, short-term investments, credit card receivables and other means of payments, accounts receivable, loans receivable, inventory, accounts payable and accrued expenses, funds payable to customers, amounts payable due to credit and debit card transactions and short-term debt.
As of March 31, 2023, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $5,173 million or 82.4% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our non-US denominated cash and cash equivalent, restricted cash and cash equivalent and investments held outside U.S. amounted to 79.8% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil, Mexico and Argentina.
The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In millions)	2023	2022
Net cash provided by (used in):
Operating activities	$859	$(233)
Investing activities	(538)	(1,224)
Financing activities	(112)	152
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(48)	71
Net increase (decrease) in cash and cash equivalents, restricted cash and cash equivalents	$161	$(1,234)
Net cash provided by (used in) operating activities

	Three Months Ended March 31,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by (used in):
Operating activities	$859	$(233)	$1,092	(468.7)%
Net cash provided by operating activities in the three-month period ended March 31, 2023 resulted mainly from our net income of $201 million, adjustments to net income related to non-cash items of $538 million, a decrease in credit card receivables and other means of payments by $165 million, and an increase in payables and accrued expenses of $107 million, which were partially offset by a $242 million decrease in funds payable to customers.

Net cash used in investing activities

	Three Months Ended March 31,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(538)	$(1,224)	$686	(56.0)%
Net cash used in investing activities in the three-month period ended March 31, 2023 resulted mainly from purchases of investments of $5,124 million, which was offset by proceeds from the sale and maturity of investments of $5,104 million, consistent with our treasury strategy of investing part of our available liquidity. We also used $421 million in principal of loans receivable granted to merchants and consumers under our Mercado Credito solution and $89 million in the investment of property and equipment (mainly related to our shipping network and information technology assets in Argentina, Brazil and Mexico).
Net cash (used in) provided by financing activities

	Three Months Ended March 31,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in) provided by:
Financing activities	$(112)	$152	$(264)	(173.7)%
For the three-month period ended March 31, 2023, our net cash used in financing activities resulted primarily from $6,022 million used in payments on loans payable and other financial liabilities, $61 million related to repurchases of our common stock, and $6 million for the payments of finance lease obligations, partially offset by $5,977 million in net proceeds from loans payable and other financial liabilities.
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
In January 2021, we signed agreements with 2028 Notes holders to repurchase $440 million principal amount of our outstanding 2028 Notes. The total amount paid amounted to $1,865 million, which includes principal, interest accrued and premium. As of the date of the issuance of this report, $439 million of our principal amount of the 2028 Notes remains outstanding.
Please refer to Note 12 to our unaudited interim condensed consolidated financial statements for additional information regarding the 2028 Notes and the related capped call transactions.

Debt Securities Guaranteed by Subsidiaries
On January 14, 2021, we issued $400 million aggregate principal amount of the 2026 Sustainability Notes and $700 million aggregate principal amount of the 2031 Notes. The payment of principal, premium, if any, interest, and all other amounts in respect of each of the Notes, is fully and unconditionally guaranteed (the “Subsidiary Guarantees”), jointly and severally, on an unsecured basis, by certain of our subsidiaries (the “Subsidiary Guarantors”). The initial Subsidiary Guarantors were MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., Mercado Pago Instituição de Pagamento Ltda. (formerly known as “MercadoPago.com Representações Ltda.”), MercadoLibre Chile Ltda., MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico (formerly known as “MercadoLibre, S. de R.L. de C.V.”), DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. On October 27, 2021, MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico became an excluded subsidiary pursuant to the terms of the Notes and it was released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes. On July 1 and October 1, 2022, Ibazar.com Atividades de Internet Ltda. and Mercado Envios Servicos de Logistica Ltda. were merged into eBazar.com.br Ltda., respectively.
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
See Note 12 of our unaudited condensed consolidated financial statements for additional detail.
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

Summarized balance sheet information for the Obligor Group as of March 31, 2023 and as of December 31, 2022 is provided in the table below:

(In millions)	March 31, 2023	December 31, 2022

Current assets (1) (2)	$8,688	$7,966
Non-current assets (3)	2,811	2,693
Current Liabilities (4)	7,706	7,214
Non-current Liabilities	2,655	2,547
(1)Includes restricted cash and cash equivalents of $435 million and $687 million and guarantees in short-term investments of $1,408 million and $1,219 million as of March 31, 2023, and December 31, 2022, respectively.
(2)Includes Current assets from non-guarantor subsidiaries of $1,507 million and $863 million as of March 31, 2023, and December 31, 2022, respectively.
(3)Includes Non-current assets from non-guarantor subsidiaries of $451 million and $410 million as of March 31, 2023, and December 31, 2022, respectively.
(4)Includes Current liabilities to non-guarantor subsidiaries of $1,758 million and $1,334 million as of March 31, 2023, and December 31, 2022, respectively.

Summarized statement of income information for the Obligor Group for the three-month period ended March 31, 2023, is provided in the table below:

(In millions)	March 31, 2023

Net revenues (1)	$2,544
Gross Profit (2)	1,181
Income from operations (3)	252
Net Income (4)	155
(1)Includes Net revenues from transactions with non-guarantor subsidiaries of $28 million for the three-month period ended March 31, 2023.
(2)Includes charges from transactions with non-guarantor subsidiaries of $162 million for the three-month period ended March 31, 2023.
(3)In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $168 million for the three-month period ended March 31, 2023.
(4)Includes other income/ (expense) from transactions with non-guarantor subsidiaries of $(21) million for the three-month period ended March 31, 2023.
Capital expenditures
Our capital expenditures (comprised of our investments for property and equipment (such as fulfillment centers), intangible assets (excluding digital assets)) for the three-month periods ended March 31, 2023 and 2022 amounted to $89 million and $137 million, respectively.
During the three-month period ended March 31, 2023, we invested $49 million in information and technology assets in Brazil, Argentina and Mexico, and $36 million in our Argentine, Brazilian and Mexican shipping premises and offices.
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
Recently issued accounting pronouncements
See Item 1 of Part I, “Unaudited Interim Condensed Consolidated Financial Statements - Note 2 - Summary of significant accounting policies and supplemental information— Recently Adopted Accounting Standards and Recently issued accounting pronouncements not yet adopted.”

Non-GAAP Measures of Financial Performance
To supplement our unaudited interim condensed consolidated financial statements presented in accordance with U.S. GAAP, we present earnings before interest income and other financial gains, interest expense and other financial losses, foreign currency losses, income tax expense, depreciation and amortization and equity in earnings of unconsolidated entity (“Adjusted EBITDA”), net debt, interest margins after losses (“IMAL”) and foreign exchange (“FX”) neutral measures as non-GAAP measures. Reconciliation of these non-GAAP financial measures to the most comparable U.S. GAAP financial measures can be found in the tables below.
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
We believe that reconciliation of these non-GAAP measures to the most directly comparable GAAP measure provides investors an overall understanding of our current financial performance and its prospects for the future.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that represents our net income, adjusted to eliminate the effect of depreciation and amortization charges, interest income and other financial gains, interest expense and other financial losses, foreign currency losses, income tax expense and equity in earnings of an unconsolidated entity. We have included this non-GAAP financial measure because it is used by our Management to evaluate our operating performance and trends, make strategic decisions and the calculation of leverage ratios. Accordingly, we believe this measure provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our Management. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain items.
The following table presents a reconciliation of net income to Adjusted EBITDA for each of the periods indicated (in millions):

	Three Months Ended March 31,
	2023	2022
Net income	$201	$65
Adjustments:
Depreciation and amortization	126	84
Interest income and other financial gains	(161)	(31)
Interest expense and other financial losses	94	56
Foreign currency losses, net	87	3
Income tax expense	122	46
Equity in earnings of unconsolidated entity	(3)	—
Adjusted EBITDA	$466	$223

Net debt
We define net debt as total debt which includes current and non-current loans payable and other financial liabilities and current and non-current operating lease liabilities, less cash and cash equivalents, short-term investments and long-term investments, excluding foreign government debt securities held in guarantee, securitization transactions and equity securities held at cost. We have included this non-GAAP financial measure because it is used by our Management to analyze our current leverage ratios and set targets to be met, which will also impact other components of the Company’s balance sheet, cash flows and income statement. Accordingly, we believe this measure provides useful information to investors and other market participants in showing the evolution of the Company’s indebtedness and its capability of repayment as a means to, alongside other measures, monitor our leverage based on widely-used measures.
The following table presents a reconciliation of net debt for each of the periods indicated (in millions):

	March 31, 2023	December 31, 2022
Current Loans payable and other financial liabilities	$2,332	$2,131
Non-current Loans payable and other financial liabilities	2,500	2,627
Current Operating lease liabilities	159	142
Non-current Operating lease liabilities	529	514
Total debt	$5,520	$5,414
Less:
Cash and cash equivalents	$2,143	$1,910
Short-term investments (1)	1,070	1,120
Long-term investments (2)	200	245
Net debt	$2,107	$2,139
(1) Excludes foreign government debt securities held in guarantee and investments held in VIEs as a consequence of securitization transactions.
(2) Excludes investments held in VIEs as a consequence of securitization transactions and equity securities held at cost.
IMAL
IMAL is a non-GAAP financial measure that represents the annualized ratio between total credits revenues of the last quarter less provision for doubtful accounts for the last quarter and total loans receivable as of the end of the quarter. We have included this non-GAAP financial measure because it is used by our Management to monitor how effectively we are pricing the credit product relative to its risk. As such, it is used internally as a measure to monitor performance, manage risk and set targets. Accordingly, we believe this measure provides useful information to investors and others portraying how revenues and provision for doubtful accounts interact with the portfolio size through the different quarters and showing how effectively we are pricing risk, and as a simple measure of profitability.
The following table presents a reconciliation of IMAL for each of the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2023	2022
Total credits revenues	$536	$402
Less: Provision for doubtful accounts	240	253
Subtotal (a)	$296	$149
Loans receivable (b)	$3,049	$2,415
Annualized ratio (a/b)*4	38.8%	24.7%

FX neutral
We believe that FX neutral measures provide useful information to both Management and investors by excluding the foreign currency exchange rate impact that may not be indicative of our core operating results and business outlook.
The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2022 and applying them to the corresponding months in 2023, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The comparative FX neutral measures were calculated by using the average monthly exchange rates for each month during 2021 and applying them to the corresponding months in 2022. The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.
The following table sets forth the FX neutral measures related to our reported results of the operations for the three-month period ended March 31, 2023:

	Three Months Ended March 31,
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2023	2022	Percentage Change	2023	2022	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$3,037	$2,248	35.1%	$3,562	$2,248	58.4%
Cost of net revenues	(1,501)	(1,175)	27.7%	(1,709)	(1,175)	45.4%
Gross profit	1,536	1,073	43.2%	1,853	1,073	72.6%

Operating expenses	(1,196)	(934)	28.1%	(1,450)	(934)	55.4%
Income from operations	$340	$139	144.6%	$403	$139	188.3%
Item 3 — Qualitative and Quantitative Disclosure About Market Risk

We are exposed to market risks arising from our business operations. These market risks arise mainly from macroeconomic instability and the possibility that changes in interest rates and the U.S. dollar exchange rate with local currencies, particularly the Brazilian Real, Argentine Peso and Mexican Peso due to Brazil’s, Argentina’s and Mexico’s respective share of our revenues, may affect the value of our financial assets and liabilities.
We are also exposed to market risks arising from our long-term retention programs (“LTRPs”). These market risks arise from our obligations to pay employees cash payments in amounts that vary based on the market price of our stock.
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
We use foreign currency exchange forward contracts and currency swaps to protect our foreign currency exposure and our investment in a foreign subsidiary from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. We designate these contracts as cash flow and net investment hedges for accounting purposes. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”). Cash flow hedges and net investment hedges are subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings.

As of March 31, 2023, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of March 31, 2023, the total cash and cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $2,988 million, short-term investments denominated in foreign currencies totaled $1,916 million and accounts receivable, credit card receivables and other means of payment and loans receivable in foreign currencies totaled $4,839 million. As of March 31, 2023, we had $83 million long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of March 31, 2023, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $1,099 million and our U.S. dollar-denominated long-term investments totaled $195 million.
For the three-month period ended March 31, 2023, we had a consolidated loss on foreign currency of $87 million mainly related to higher foreign exchange losses attributable to our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate, higher foreign exchange losses from our Argentinian subsidiaries and lower foreign exchange gains from our Brazilian subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information.
Foreign Currency Sensitivity Analysis
The table below shows the impact on our net revenues, cost of net revenues, operating expenses, other income (expenses) and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to at the moment of translating our financial statements to U.S. dollars as of March 31, 2023:

Foreign Currency Sensitivity Analysis
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$3,374	$3,037	$2,761
Expenses (*)	(2,983)	(2,697)	(2,463)
Income from operations	391	340	298

Other income/(expenses), equity in earning of unconsolidated entity and income tax related to P&L items	57	(52)	62
Foreign Currency impact related to the remeasurement of our Net Asset position	(204)	(87)	(193)
Net Income	$244	$201	$167

Total Shareholders’ Equity	$2,348	$2,040	$1,788
(1)Appreciation of the subsidiaries’ local currency against U.S. Dollar.
(2)Depreciation of the subsidiaries’ local currency against U.S. Dollar.
(*)Includes cost of net revenues and operating expenses.
The table above shows an increase in our net income when the U.S. dollar weakens against foreign currencies because of the positive impact of the increase in income from operations. On the other hand, the table above shows a decrease in our net income when the U.S. dollar strengthens against foreign currencies because of the negative impact of the decrease in income from operations.

Brazilian Segment
Considering a hypothetical devaluation of 10% of the Brazilian Reais against the U.S. dollar on March 31, 2023, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $187 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $32 million in our Brazilian subsidiaries.
Argentine Segment
In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018. Argentina’s quarterly inflation rate for the three-month periods ended March 31, 2023 and 2022 was 21.7% and 16.1%, respectively.
We use the Argentina’s official exchange rate to account for transactions in our Argentine segment, which as of March 31, 2023 and December 31, 2022 was 209.01 and 177.16 Argentine Pesos, respectively, against the U.S. dollar. For the three-month periods ended March 31, 2023 and 2022 the Argentina’s quarterly depreciation of its local currency against the U.S. dollar was 18.0% and 8.1%, respectively.
Considering a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar on March 31, 2023, the effect on non-functional currency net asset position in our Argentine subsidiaries would have been a foreign exchange loss amounting to approximately $19 million in our Argentine subsidiaries.
See “Summary of significant accounting policies and supplemental information - Foreign currency translation - Argentine currency status and Argentine Exchange regulations” in Note 2 of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
Mexican Segment
Considering a hypothetical devaluation of 10% of the Mexican peso against the U.S. dollar on March 31, 2023, the reported net assets in our Mexican subsidiaries would have decreased by approximately $68 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $21 million in our Mexican subsidiaries.
Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables and on the financial debt that we use to fund Mercado Pago and Mercado Credito’s operations. As of March 31, 2023, Mercado Pago’s receivables totaled $2,799 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of March 31, 2023, loans receivable from our Mercado Credito solution totaled $1,908 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
As of March 31, 2023, our short-term investments amounted to $2,479 million and our long-term investments amounted to $278 million. Our short-term investments, except for the $1,409 million investment, which is mainly related to the Central Bank of Brazil Mandatory Guarantee, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Notes 3 and 5 of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.

Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of March 31, 2023, our loans payable and other financial liabilities which accrue interest based on variable rates amounted to $2,692 million. See Notes 12 and 13 of our unaudited interim condensed consolidated financial statements for further detail. Considering a hypothetical increase of 10% of the interest rates on March 31, 2023, the reported Loans payable and other financial liabilities would have increased by approximately $95 million with the related impact in Interest expense and other financial losses. We have entered into swap contracts to hedge the interest rate fluctuation of $752 million notional amount, $365 million of which have been designated as hedging instruments. See Note 15 of our unaudited interim condensed consolidated financial statements for further detail on derivative instruments.

Equity Price Risk
Our Board, upon the recommendation of the compensation committee, approved the 2018 Long Term Retention Program (the “2018 LTRP”).
In order to receive an award under the 2018 LTRP, each eligible employee must satisfy the performance conditions established by the Board for such employee. If these conditions are satisfied, the eligible employee will, subject to his or her continued employment as of each applicable payment date, receive the full amount of his or her 2018 LTRP award, payable as follows:
•the eligible employee will receive a fixed payment, equal to 8.333% of his or her 2018 LTRP bonus once a year for a period of six years starting no later than April 30, 2019 (the “2018 Annual Fixed Payment”); and
•on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2018 Variable Payment”) equal to the product of (i) 8.333% of the applicable 2018 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b) the denominator, equals the 2017 Stock Price, defined as $270.84, which was the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2017. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.
Our Board, upon the recommendation of the compensation committee, approved the 2019, 2020, 2021, 2022 and 2023 Long Term Retention Program (the “2019, 2020, 2021, 2022 and 2023 LTRPs”), respectively, under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years (with the first payment occurring no later than April 30, 2020, 2021, 2022, 2023 and 2024 for the 2019, 2020, 2021, 2022 and 2023 LTRPs, respectively). In order to receive the full target award under the 2019, 2020, 2021, 2022 and/or 2023 LTRPs, each eligible employee must remain employed as of each applicable payment date. The 2019, 2020, 2021, 2022 and 2023 LTRP awards are payable as follows:
•the eligible employee will receive 16.66% of half of his or her target 2019, 2020, 2021, 2022 and/or 2023 LTRP bonus once a year for a period of six years, with the first payment occurring no later than April 30, 2020, 2021, 2022, 2023 and 2024, respectively (the “2019, 2020, 2021, 2022 or 2023 Annual Fixed Payment”, respectively); and
•on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2019, 2020, 2021, 2022 or 2023 Variable Payment”) equal to the product of (i) 16.66% of half of the target 2019, 2020, 2021, 2022 or 2023 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2018, 2019, 2020, 2021 and 2022 defined as $322.91, $553.45, $1,431.26, $1,391.81 and $888.69 for the 2019, 2020, 2021, 2022 and 2023 LTRPs, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.

As of March 31, 2023, the total contractual obligation fair value of our outstanding LTRP Variable Award Payment obligation subject to equity price risk amounted to $460 million. As of March 31, 2023, the accrued liability related to the outstanding Variable Award Payment of the LTRP included in Salaries and social security payable and Non-current other liabilities in our consolidated balance sheet amounted to $31 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:

		As of March 31, 2023
		MercadoLibre, Inc Equity Price	2018, 2019, 2020, 2021, 2022 and 2023 LTRP Variable contractual obligation
(In Millions, except equity price)
Change in equity price in percentage

40%		1,853.60	644
30%		1,721.20	598
20%		1,588.80	552
10%		1,456.40	506
Static	(*)	1,324.00	460
-10%		1,191.60	414
-20%		1,059.20	368
-30%		926.80	322
-40%		794.40	276
(*)Present value of average closing stock price for the last 60 trading days of the year preceding the applicable payment date.
In November 2021, we acquired Kangú Participações S.A. Former Kangú’s shareholders who after the acquisition became the Company’s employees will receive cash payments annually over a three-year period subject to certain performance and stay conditions. The payments will be indexed based on changes in equity price of our common stock. As of March 31, 2023, the total contractual obligation fair value of the mentioned payments amounted to $8 million.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We permit remote work for most positions of our Company, and we monitor and assess the impact of this remote work environment on our internal controls.
PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
See Item 1 of Part I, “Financial Statements—Note 10 Commitments and Contingencies—Litigation and other Legal Matters.”

Item 1A — Risk Factors
As of March 31, 2023, there have been no material changes in our risk factors from those disclosed in the Company’s 2022 10-K.
Item 2 — Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions) (2)
January, 2023	—	—	—	Up to $48
February, 2023	—	—	—	Up to $900
March, 2023	50,144	2,341.28	50,144	Up to $783
(1)Average price paid per share does not include costs associated with the repurchases. It includes the foreign exchange loss recognized for the three-month period ended March 31, 2023. Please refer to Note 16 of our unaudited interim condensed consolidated financial statements for additional detail.
(2)On August 4, 2021, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $150 million. This authorization, was scheduled to expire on August 31, 2022. On March 1, 2022, the Board authorized an increase in that Authorization of $300 million, from an aggregate consideration of up to $150 million to an aggregate consideration of up to $450 million (the "Existing Program"). On March 1, 2022, the Board also authorized a new extension of the term of the Existing Program, from August 31, 2022 to August 31, 2023. On February 21, 2023, the Board terminated the Existing Program and authorized a new program to repurchase shares of the Company’s common stock, for aggregate consideration of up to $900 million to expire on March 31, 2024 (the "Program"). As of March 31, 2023, the estimated remaining balance available for share repurchases under this Program was $783 million. Please refer to Note 16 of our unaudited interim condensed consolidated financial statements for additional detail.
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
			8-K	January 14, 2021
4.5	Form of Global Note representing the Registrant’s 2.375% Sustainability Notes due 2026.		8-K	January 14, 2021
4.6	Form of Global Note representing the Registrant’s 3.125% Notes due 2031.		8-K	January 14, 2021
4.7	Second Supplemental Indenture, dated October 27, 2021 among MP Agregador, S. de R.L. de C.V., MercadoLibre, Inc. and The Bank of New York Mellon, as Trustee		10-K	February 23, 2022
22.1	List of Subsidiary Guarantors for the Registrant’s 2.375% Sustainability Notes due 2026 and 3.125% Notes due 2031.		10-K	February 24, 2023
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.
*
104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101	*

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: May 4, 2023.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer