Form 10-Q
period 2023-06-30
MERCADOLIBRE INC
filed 2023-08-03
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
50,092,669 shares of the issuer’s common stock, $0.001 par value, outstanding as of August 1, 2023.

MERCADOLIBRE, INC.

MercadoLibre, Inc. - Interim Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022
(In millions of U.S. dollars, except par value) (Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,860	$1,910
Restricted cash and cash equivalents	1,964	1,453
Short-term investments	2,839	2,339
Accounts receivable, net	160	130
Credit card receivables and other means of payments, net	2,835	2,946
Loans receivable, net of allowances of $1,095 and $1,074 (Note 6)	2,051	1,704
Prepaid expenses	55	38
Inventories	236	152
Customer crypto-assets safeguarding assets	21	15
Other assets	269	266
Total current assets	12,290	10,953
Non-current assets:
Long-term investments	149	322
Loans receivable, net of allowances of $28 and $30 (Note 6)	76	32
Property and equipment, net	1,090	993
Operating lease right-of-use assets	779	656
Goodwill	166	153
Intangible assets, net	22	25
Deferred tax assets	348	346
Other assets	323	256
Total non-current assets	2,953	2,783
Total assets	$15,243	$13,736
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,831	$1,393
Funds payable to customers	3,734	3,454
Amounts payable due to credit and debit card transactions	585	483
Salaries and social security payable	394	401
Taxes payable	447	414
Loans payable and other financial liabilities	2,286	2,131
Operating lease liabilities	166	142
Customer crypto-assets safeguarding liabilities	21	15
Other liabilities	152	129
Total current liabilities	9,616	8,562
Non-current liabilities:
Amounts payable due to credit and debit card transactions	56	5
Loans payable and other financial liabilities	2,481	2,627
Operating lease liabilities	595	514
Deferred tax liabilities	112	106
Other liabilities	131	95
Total non-current liabilities	3,375	3,347
Total liabilities	$12,991	$11,909
Commitments and contingencies (Note 10)
Equity
Common stock, $0.001 par value, 110,000,000 shares authorized, 50,092,669 and 50,257,751 shares issued and outstanding	$—	$—
Additional paid-in capital	2,309	2,309
Treasury stock	(1,138)	(931)
Retained earnings	1,376	913
Accumulated other comprehensive loss	(295)	(464)
Total Equity	2,252	1,827
Total Liabilities and Equity	$15,243	$13,736
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Income
For the six and three-month periods ended June 30, 2023 and 2022
(In millions of U.S. dollars, except for share data)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Net service revenues	$5,814	$4,329	$3,051	$2,332
Net product revenues	638	516	364	265
Net revenues	6,452	4,845	3,415	2,597
Cost of net revenues	(3,196)	(2,488)	(1,695)	(1,313)
Gross profit	3,256	2,357	1,720	1,284
Operating expenses:
Product and technology development	(749)	(496)	(368)	(262)
Sales and marketing	(766)	(583)	(383)	(296)
Provision for doubtful accounts	(474)	(557)	(222)	(303)
General and administrative	(369)	(332)	(189)	(173)
Total operating expenses	(2,358)	(1,968)	(1,162)	(1,034)
Income from operations	898	389	558	250

Other income (expenses):
Interest income and other financial gains	349	77	188	46
Interest expense and other financial losses	(186)	(129)	(92)	(73)
Foreign currency losses, net	(269)	(63)	(182)	(60)
Net income before income tax expense and equity in earnings of unconsolidated entity	792	274	472	163

Income tax expense	(332)	(85)	(210)	(39)
Equity in earnings of unconsolidated entity	3	(1)	—	(1)
Net income	$463	$188	$262	$123

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Basic earning per share
Basic net income available to shareholders per common share	$9.23	$3.73	$5.22	$2.43
Weighted average of outstanding common shares	50,203,652	50,386,519	50,162,687	50,364,529
Diluted earning per share
Diluted net income available to shareholders per common share	$9.12	$3.73	$5.16	$2.43
Weighted average of outstanding common shares	51,193,920	50,386,519	51,152,955	50,364,529
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Comprehensive Income
For the six and three-month periods ended June 30, 2023 and 2022
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Net income	$463	$188	$262	$123
Other comprehensive income, net of income tax:
Currency translation adjustment	175	38	98	(113)
Unrealized losses on hedging activities	(7)	(19)	(2)	5
Less: Reclassification adjustment for losses from accumulated other comprehensive income	(1)	(7)	—	(5)
Net change in accumulated other comprehensive income, net of income tax	169	26	96	(103)
Total Comprehensive income	$632	$214	$358	$20
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Equity
For the six and three-month periods ended June 30, 2023 and 2022
(In millions of U.S. dollars)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury Stock (*)	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2022	50	$—	$2,309	$(931)	$913	$(464)	$1,827
Common Stock repurchased	—	—	—	(61)	—	—	(61)
Net income	—	—	—	—	201	—	201
Other comprehensive income	—	—	—	—	—	73	73
Balance as of March 31, 2023	50	$—	$2,309	$(992)	$1,114	$(391)	$2,040
Common Stock repurchased	—	—	—	(146)	—	—	(146)
Net income	—	—	—	—	262	—	262
Other comprehensive income	—	—	—	—	—	96	96
Balance as of June 30, 2023	50	$—	$2,309	$(1,138)	$1,376	$(295)	$2,252

(*)	As of June 30, 2023 the Company held 829,718 shares as treasury stock.

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2021	50	$—	$2,439	$(790)	$397	$(515)	$1,531
Changes in accounting standards	—	—	(131)	—	34	—	(97)
Balance as of December 31, 2021 Restated	50	$—	$2,308	$(790)	$431	$(515)	$1,434
Common Stock repurchased	—	—	—	(39)	—	—	(39)
Net income	—	—	—	—	65	—	65
Other comprehensive income	—	—	—	—	—	129	129
Balance as of March 31, 2022	50	$—	$2,308	$(829)	$496	$(386)	$1,589
Shares granted	—	—	—	6	—	—	6
Common Stock repurchased	—	—	—	(35)	—	—	(35)
Net income	—		—	—	123	—	123
Other comprehensive income	—	—	—	—	—	(103)	(103)
Balance as of June 30, 2022	50	$—	$2,308	$(858)	$619	$(489)	$1,580

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2023 and 2022
(In millions of U.S. dollars) (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operations:
Net income	$463	$188
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entity	(3)	1
Unrealized foreign currency losses, net	305	134
Impairment of digital assets	—	11
Depreciation and amortization	254	184
Accrued interest income	(147)	(65)
Non cash interest expense, convertible notes amortization of debt discount and amortization of debt issuance costs and other charges	117	154
Provision for doubtful accounts	474	557
Results on derivative instruments	21	22
Long term retention program (“LTRP”) accrued compensation	83	35
Deferred income taxes	24	(67)
Changes in assets and liabilities:
Accounts receivable	(38)	(32)
Credit card receivables and other means of payments	200	(642)
Prepaid expenses	(14)	(36)
Inventories	(66)	81
Other assets	(33)	(81)
Payables and accrued expenses	308	32
Funds payable to customers	119	119
Amounts payable due to credit and debit card transactions	127	80
Other liabilities	(47)	(55)
Interest received from investments	124	54
Net cash provided by operating activities	2,271	674
Cash flows from investing activities:
Purchases of investments	(10,046)	(6,190)
Proceeds from sale and maturity of investments	9,923	5,043
Payments from settlements of derivative instruments	(14)	(7)
Purchases of intangibles assets	—	(1)
Changes in principal loans receivable, net	(866)	(1,170)
Investments of property and equipment	(203)	(236)
Net cash used in investing activities	(1,206)	(2,561)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	12,317	7,315
Payments on loans payable and other financing liabilities	(12,569)	(6,646)
Payments of finance lease obligations	(13)	(9)
Common Stock repurchased	(207)	(74)
Net cash (used in) provided by financing activities	(472)	586
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(132)	(94)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	461	(1,395)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	$3,363	$3,648
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$3,824	$2,253
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
As of June 30, 2023, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its fintech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador, and extends loans through Mercado Credito in Argentina, Brazil, Mexico and Chile. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile, Uruguay, Peru and Ecuador.
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
Substantially all net revenues, cost of net revenues and operating expenses are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill and operating lease right-of-use assets located in the foreign jurisdictions totaled $2,045 million and $1,817 million as of June 30, 2023 and December 31, 2022, respectively.
These unaudited interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of June 30, 2023 and December 31, 2022. These unaudited interim condensed consolidated financial statements include the Company’s consolidated statements of income, comprehensive income and equity for the six and three-month periods ended June 30, 2023 and 2022 and statements of cash flows for the six-month periods ended June 30, 2023 and 2022. These unaudited interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.
Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) (the “Company’s 2022 10-K”). The Company has evaluated all subsequent events through the date these unaudited condensed consolidated financial statements were issued. The unaudited interim condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see Note 2 to the financial statements in the Company’s 2022 10-K. During the six-month period ended June 30, 2023, there were no material updates made to the Company’s significant accounting policies.

Use of estimates
The preparation of these unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for allowance for doubtful accounts and chargeback provisions, inventories valuation reserves, recoverability of goodwill, intangible assets with indefinite useful lives and deferred tax assets, impairment of short-term and long-term investments, impairment of long-lived assets, separation of lease and non lease components for aircraft leases, compensation costs relating to the Company’s long term retention program, fair value of convertible debt, fair value of investments, fair value of loans receivable, fair value of derivative instruments, income taxes and contingencies and determination of the incremental borrowing rate at commencement date of lease operating agreements. Actual results could differ from those estimates.
Revenue recognition
Revenue recognition criteria for the services provided and goods sold by the Company are described in Note 2 to the consolidated financial statements in the Company’s 2022 10-K.
The aggregate gain included in “Fintech services” revenues arising from financing transactions and sales of financial assets, net of the costs recognized on sale of credit card receivables, is $676 million and $340 million for the six and three-month periods ended June 30, 2023 and $490 million and $263 million for the six and three-month periods ended June 30, 2022, respectively.
Contract Balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Accounts receivable and credit cards receivable and other means of payments are presented net of allowance for doubtful accounts and chargebacks of $34 million and $25 million as of June 30, 2023 and December 31, 2022, respectively. The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $1,136 million and $1,112 million as of June 30, 2023 and December 31, 2022, respectively, which includes $13 million and $8 million, respectively, related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the unaudited interim condensed consolidated balance sheets.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with Accounting Standards Codification (“ASC”) 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Deferred revenue as of December 31, 2022 was $44 million, of which $24 million was recognized as revenue during the six-month period ended June 30, 2023.
As of June 30, 2023, total deferred revenue was $56 million, mainly due to fees related to classifieds advertising services billed and loyalty programs that are expected to be recognized as revenue in the coming months.

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
Argentine currency status
As of July 1, 2018, the Company transitioned its Argentine operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company. Argentina’s inflation rate for the six-month periods ended June 30, 2023 and 2022 was 50.7% and 36.2%, respectively.
The Company uses Argentina’s official exchange rate to account for transactions in the Argentine segment, which as of June 30, 2023 and December 31, 2022 was 256.70 and 177.16 Argentine Pesos, respectively, against the U.S. dollar. For the six-month periods ended June 30, 2023 and 2022, Argentina’s depreciation of its local currency against the U.S. dollar was 44.9% and 21.9%, respectively.
The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In millions)
Assets	$3,696	$3,238
Liabilities	2,486	2,419
Net Assets	$1,210	$819
The following table provides information relating to net revenues and direct contribution (see Note 8 of these unaudited interim condensed consolidated financial statements for definition of direct contribution) for the six and three-month periods ended June 30, 2023 and 2022 of the Company’s Argentine subsidiaries and consolidated VIEs:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Net revenues	$1,492	$1,112	$771	$594
Direct contribution	644	420	335	222

Argentine Exchange regulations
Since the second half of 2019, the Argentine government instituted exchange controls restricting the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. An entity’s authorization request to the Central Bank of Argentina (“CBA”) to access the official exchange market to make foreign currency payments may be denied depending on the circumstances. As a result of these exchange controls, markets in Argentina developed trading mechanisms, in which an entity or individual buys U.S. dollar denominated securities in Argentina (i.e. shares, sovereign debt) using Argentine pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as “Blue Chip Swap Rate”). The Blue Chip Swap Rate has diverged significantly from Argentina’s official exchange rate (commonly known as exchange spread). In recent years, the Blue Chip Swap Rate has been higher than Argentina’s official exchange rate. As of June 30, 2023 and December 31, 2022, the spread of the Blue Chip Swap was 93.1% and 94.2%, respectively (see Note 16 of these unaudited interim condensed consolidated financial statements).
As part of the exchange controls, since 2019, the Argentine government imposes a tax on the acquisition of foreign currency through the official exchange market in certain circumstances. On July 24, 2023, through the Executive Power Decree No. 377/2023, the Argentine government extended the application of this tax to the following cases: (i) certain services acquired from abroad or services rendered by foreign residents in Argentina (i.e. technical, legal, accounting, management, advertising, engineering, audiovisual services, among others), which will be subject to a 25% tax rate, (ii) freight and other transportation services for import and export of goods, which will be subject to a 7.5% tax rate; and (iii) imported goods, which will be subject to a 7.5% tax rate, with certain exemptions (such as fuels and products of the basic food basket).
Income taxes
Income taxes’ accounting policy is described in Note 2 to the consolidated financial statements in the Company’s 2022 10-K.
The Company’s consolidated estimated effective tax rate for the six and three-month periods ended June 30, 2023 increased as compared to the same periods in 2022. This was a result of (i) taxable foreign exchange gains accounted for local tax purposes, which are not recorded for accounting purposes since Argentina’s operations functional currency is the U.S. dollar due to the country’s highly inflationary status, (ii) a higher proportion of pre-tax results arising from entities under general income tax treatment regime over the Brazilian segment as compared to the same period in 2022, and (iii) higher non-deductible foreign exchange losses related to the acquisition of our own common stock in the Argentine market.
Based on Management’s assessment, the Company maintained a valuation allowance on deferred tax assets of $415 million and $360 million as of June 30, 2023 and December 31, 2022, respectively. This valuation allowance includes $176 million and $156 million to fully reserve the outstanding U.S. foreign tax credits as of June 30, 2023 and December 31, 2022, respectively.
During the six-month period ended June 30, 2023, the Company increased its valuation allowance mainly on U.S foreign tax credits by $20 million and in certain subsidiaries in its Mexican operations by $32 million.
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
As a result, the Company recorded an income tax benefit of $21 million and $11 million, and $4 million and $3 million during the six and three-month periods ended June 30, 2023 and 2022, respectively. The aggregate per share effect of the income tax benefit amounted to $0.42 and $0.23, and $0.08 and $0.06 for the six and three-month periods ended June 30, 2023 and 2022, respectively. Furthermore, the Company recorded a social security benefit of $33 million and $15 million, and $26 million and $11 million during the six and three-month periods ended June 30, 2023 and 2022, respectively.

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
Accumulated other comprehensive loss
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the six-month periods ended June 30, 2023 and 2022:

	Unrealized (Loss) Gains on hedging activities, net	Foreign Currency Translation	Estimated tax benefit (expense)	Total
	(In millions)
Balances as of December 31, 2022	$(5)	$(462)	$3	$(464)
Other comprehensive income (loss) before reclassifications	(10)	175	3	168
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss)	2	—	(1)	1
Net current period other comprehensive income (loss)	(8)	175	2	169
Balances as of June 30, 2023	$(13)	$(287)	$5	$(295)

	Unrealized Gains (Loss) on hedging activities, net	Foreign Currency Translation	Estimated tax benefit (expense)	Total
	(In millions)
Balances as of December 31, 2021	$8	$(523)	$—	$(515)
Other comprehensive income (loss) before reclassifications	(24)	38	5	19
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss)	9	—	(2)	7
Net current period other comprehensive income (loss)	(15)	38	3	26
Balances as of June 30, 2022	$(7)	$(485)	$3	$(489)

The following table provides details about reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2023 and 2022:

Details about Accumulated Other Comprehensive loss Components	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive loss		Affected Line Item in the Statement of Income
	Six Months Ended June 30,
	2023	2022
	(In millions)
Unrealized losses on hedging activities	$(2)	$(9)	Cost of net revenues, interest expense and foreign currency losses
Estimated tax benefit on unrealized losses	1	2	Income tax expense
Total reclassifications for the period	$(1)	$(7)	Total, net of income taxes

Recently Adopted Accounting Standards
On October 28, 2021, the FASB issued the Accounting Standards Update (“ASU”) 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” The amendments in this update improve comparability for the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination by specifying for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. The amendments provide consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The Company adopted this standard effective as of January 1, 2023 and it did not have a material impact on the Company’s financial statements.
On March 31, 2022, the FASB issued the ASU 2022-02 “Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses,” which eliminates the accounting guidance on TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. The amendments should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted this standard effective as of January 1, 2023 and it did not have a material impact on the Company’s financial statements.
On September 29, 2022, the FASB issued the ASU 2022-04 “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations.” The amendments in this update require entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The Company adopted this standard effective as of January 1, 2023, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The guidance should be applied retrospectively to all periods in which a balance sheet is presented, except for the rollforward requirement, which should be applied prospectively. The Company and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of the Company’s suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in the Company’s payment policy. Suppliers’ voluntary inclusion of invoices in the SFP does not change the Company’s payment terms, the amounts paid or liquidity. The Company has no economic interest in a supplier’s decision to participate in the SFP and has no financial impact in connection with the SFP. As of June 30, 2023 and December 31, 2022, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $273 million and $227 million, respectively, and are included in the unaudited interim condensed consolidated balance sheets within accounts payable and accrued expenses line.

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
Argentina
On September 1, 2022, the CBA issued Communication “A” 7593, which extended the application of regulations for the protection of financial services users to the payment service providers who offer payment accounts (“PSPOCP” according to its Spanish acronym), such as MercadoLibre S.R.L. The regulations were already applicable to non-financial credit providers. This communication came into effect on March 1, 2023. On February 15, 2023, the CBA issued Communication “A” 7699, which establishes that PSPOCP must submit the Information Regime on Claims, with the first submission deadline being April 24, 2023, and the Information Regime on Transparency, Chapter II, with first submission deadline for monthly information being March 14, 2023.
Brazil
The new prudential rules announced by the Central Bank during March 2022, were effective starting in July 2023 with full implementation by January 2025. The new rules require a gradual increase in the percentage of prudential capital applicable to the risk-weighted assets for the Company’s regulated Brazilian subsidiaries until 2025: 6.75% from July 2023, 8.75% from January 2024 and 10.50% from January 2025.
Colombia
On June 28, 2023, MercadoPago S.A. Compañía de Financiamiento obtained a license to operate as a financial institution in Colombia which enables it to offer financial deposits (digital accounts). The minimum capital requirement has been paid-in. This subsidiary is expected to be operational by the end of 2023.
Uruguay
On July 11, 2023, the Central Bank of Uruguay approved MercadoPago Uruguay S.R.L. to start operations as an Electronic Money Issuing Institution (“IEDE” according to its Spanish acronym). This subsidiary is expected to be operational by the last quarter of 2023.
Chile
On April 27, 2023, the Commission for the Financial Market (“CMF” according to its Spanish acronym) authorized the merger of Mercado Pago S.A. and Red Procesadora de Pagos Limitada (“Redelcom”), effective on May 1, 2023. This merger allows Mercado Pago S.A. to extend the processing of transactions and enable businesses and entrepreneurs in Chile the opportunity to access the Company’s ecosystem of fintech services.

4. Net income per share
Basic earnings per share for the Company’s common stock is computed by dividing, net income for the period by the weighted average number of common shares outstanding during the period.
In August, 2018, the Company issued an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (see Note 12 to these unaudited interim condensed consolidated financial statements and Note 17 to the financial statements for the year ended December 31, 2022, contained in the Company’s 2022 10-K). The conversion of these notes is included in the calculation for diluted earnings per share utilizing the “if converted” method. Accordingly, conversion of these Notes is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive.
The denominator for diluted net income per share for the six and three-month periods ended June 30, 2023 and 2022 does not include any effect from the capped call transactions entered into by the Company with certain financial institutions with respect to shares of the Company’s common stock (“2028 Notes Capped Call Transactions”) because it would be antidilutive. In the event of conversion of any or all of the 2028 Notes, the shares that would be delivered to the Company under the 2028 Notes Capped Call Transactions are designed to partially neutralize the dilutive effect of the shares that the Company would issue under the Notes. See Note 17 to the financial statements for the year ended December 31, 2022, contained in the Company’s 2022 10-K for more details.
For the six and three-month periods ended June 30, 2022, the effect of the conversion of the Notes would have been antidilutive and, as a consequence, it was not factored into the calculation of diluted earnings per share.
Net income per share of common stock is as follows for the six and three-month periods ended June 30, 2023 and 2022:

	Six Months Ended June 30,				Three Months Ended June 30,
	2023		2022		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share (*)	$9.23	$9.12	$3.73	$3.73	$5.22	$5.16	$2.43	$2.43

Numerator (in millions):
Net income	$463	$463	$188	$188	$262	$262	$123	$123
Effect of dilutive Convertible Senior Notes	—	4	—	—	—	2	—	—
Net income available to common stock	$463	$467	$188	$188	$262	$264	$123	$123

Denominator:
Weighted average of common stock outstanding for earnings per share	50,203,652	50,203,652	50,386,519	50,386,519	50,162,687	50,162,687	50,364,529	50,364,529
Adjustment for assumed conversions	—	990,268	—	—	—	990,268	—	—
Adjusted weighted average of common stock outstanding for earnings per share	50,203,652	51,193,920	50,386,519	50,386,519	50,162,687	51,152,955	50,364,529	50,364,529
(*) Figures have been calculated using non-rounded amounts.

5. Cash, cash equivalents, restricted cash and cash equivalents and investments
The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	June 30, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents
Cash in bank accounts	$860	$1,160
Money market	683	599
Time deposits	211	130
U.S. government debt securities	65	21
Foreign government debt securities	41	—
Total cash and cash equivalents	$1,860	$1,910
Restricted cash and cash equivalents
Securitization transactions	$792	$459
Foreign government debt securities (Central Bank of Brazil mandatory guarantee) (*)	302	158
Bank account (Argentine Central Bank regulation) (*)	472	496
Bank account (Mexican National Banking and Securities Commission regulation) (*)	59	9
Time deposits (Mexican National Banking and Securities Commission regulation) (*)	248	239
Bank account (Chilean Commission for the Financial Market regulation) (*)	15	4
Time deposits (Chilean Commission for the Financial Market regulation) (*)	41	49
Money market (Secured lines of credit guarantee)	35	33
Bank account (Financial Superintendence of Colombia regulation) (*)	—	1
Money market (Financial Superintendence of Colombia regulation) (*)	—	5
Total restricted cash and cash equivalents	$1,964	$1,453
Total cash, cash equivalents, restricted cash and cash equivalents (***)	$3,824	$3,363

Short-term investments
U.S. government debt securities	$992	$558
Foreign government debt securities (Central Bank of Brazil mandatory guarantee) (*)	1,398	1,219
Foreign government debt securities	37	123
Time deposits	411	439
Securitization transactions (**)	1	—
Total short-term investments	$2,839	$2,339

Long-term investments
U.S. government debt securities	$—	$175
Foreign government debt securities	68	70
Securitization transactions (**)	23	21
Equity securities held at cost	58	56
Total long-term investments	$149	$322

(*)
Regulations issued by the Central Banks and other regulators of the countries where the Company operates applicable to its Fintech business are described in Note 3 to the consolidated financial statements in the Company’s 2022 10-K. Recently issued regulations are described in Note 3 of these unaudited interim condensed consolidated financial statements.

(**)	Investments from securitization transactions are restricted to the payment of amounts due to third-party investors.
(***)	Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statement of cash flows.

6. Loans receivable, net
The Company classifies loans receivable as “On-line merchant”, “Consumer”, “In-store merchant” and “Credit Cards.” As of June 30, 2023 and December 31, 2022, the components of Loans receivable, net were as follows:

	June 30, 2023
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$429	$(130)	$299
Consumer	1,795	(625)	1,170
In-store merchant	278	(138)	140
Credit Cards	748	(230)	518
Total	$3,250	$(1,123)	$2,127

	December 31, 2022
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$394	$(120)	$274
Consumer	1,568	(614)	954
In-store merchant	267	(145)	122
Credit Cards	611	(225)	386
Total	$2,840	$(1,104)	$1,736

The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $1,136 million and $1,112 million as of June 30, 2023 and December 31, 2022, respectively, which includes $13 million and $8 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the unaudited interim condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, the Company is exposed to off-balance sheet unused agreed loan commitments on its credit cards portfolio, which exposes the Company to credit risks. For the six and three-month periods ended June 30, 2023, the Company recognized in Provision for doubtful accounts $3 million and $(1) million as expected credit losses, respectively.
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

The amortized cost of the loans receivable classified by the Company’s credit quality internal indicator was as follows:

	June 30, 2023	December 31, 2022
	(In millions)
1-30 days past due	$146	$118
31-60 days past due	85	88
61 -90 days past due	90	86
91 -120 days past due	71	103
121 -150 days past due	89	110
151 -180 days past due	79	112
181 -210 days past due	72	100
211 -240 days past due	90	93
241 -270 days past due	91	89
271 -300 days past due	100	73
301 -330 days past due	111	85
331 -360 days past due	114	75
Total past due	1,138	1,132
To become due	2,112	1,708
Total	$3,250	$2,840
The following tables summarize the allowance for doubtful accounts activity during the six-month periods ended June 30, 2023 and 2022:

	June 30, 2023
	On-line merchant	Consumer	In-store merchant	Credit Cards	Total
	(In millions)
Balance at beginning of year	$120	$614	$145	$225	$1,104
Net charged to Net Income	59	251	61	90	461
Currency translation adjustments	9	38	7	18	72
Write-offs (*)	(58)	(278)	(75)	(103)	(514)
Balance at end of period	$130	$625	$138	$230	$1,123

	June 30, 2022
	On-line merchant	Consumer	In-store merchant	Credit Cards	Total
	(In millions)
Balance at beginning of year	$79	$232	$76	$48	$435
Net charged to Net Income	58	299	76	124	557
Currency translation adjustments	2	(2)	2	(1)	1
Write-offs (*)	(34)	(86)	(31)	—	(151)
Balance at end of period	$105	$443	$123	$171	$842
(*) The Company writes off loans when customer balance becomes 360 days past due.
The increase in write-offs for the six-month period ended June 30, 2023, compared to the same period in 2022, is mainly generated by higher originations of loans receivable for the six-month period ended June 30, 2022, compared to the same period in 2021, generating a higher write-offs effect in the period ended June 30, 2023.

7. Goodwill and intangible assets
Intangible assets
The composition of goodwill and intangible assets is as follows:

	June 30, 2023	December 31, 2022
	(In millions)
Goodwill	$166	$153
Intangible assets with indefinite lives
- Trademarks	4	4
- Digital assets (1)	9	9
Amortizable intangible assets
- Licenses and others	14	13
- Non-compete agreements	4	4
- Customer lists	13	12
- Trademarks	12	12
- Hubs network	4	4
- Others	3	3
Total intangible assets	$63	$61
Accumulated amortization	(41)	(36)
Total intangible assets, net	$22	$25
(1)Digital assets are net of $21 million of impairment allowance as of both June 30, 2023 and December 31, 2022.
Goodwill
The changes in the carrying amount of goodwill for the six-month period ended June 30, 2023 and the year ended December 31, 2022 are as follows:

	Six Months Ended June 30, 2023
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In millions)
Balance, beginning of the period	$60	$10	$39	$37	$5	$2	$153
Effect of exchange rates changes	5	—	5	2	1	—	13
Balance, end of the period	$65	$10	$44	$39	$6	$2	$166

	Year Ended December 31, 2022
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In millions)
Balance, beginning of the period	$56	$10	$37	$37	$6	$2	$148
Effect of exchange rates changes	4	—	2	—	(1)	—	5
Balance, end of the period	$60	$10	$39	$37	$5	$2	$153
Amortizable intangible assets
Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, hubs network, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets for the six-month periods ended June 30, 2023 and 2022 amounted to $3 million in both periods, while aggregate amortization expense for intangible assets totaled $1 million and $2 million for the three-month periods ended June 30, 2023 and 2022, respectively.

The following table summarizes the remaining amortization of intangible assets (in millions of U.S. dollars) with definite useful life as of June 30, 2023:

For year to be ended December 31, 2023	$2
For year to be ended December 31, 2024	2
For year to be ended December 31, 2025	1
For year to be ended December 31, 2026	1
Thereafter	3
$9
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
The following tables summarize the financial performance of the Company’s reporting segments:

	Six Months Ended June 30, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$3,359	$1,492	$1,294	$307	$6,452
Direct costs	(2,592)	(848)	(987)	(279)	(4,706)
Direct contribution	767	644	307	28	1,746

Operating expenses and indirect costs of net revenues					(848)
Income from operations					898

Other income (expenses):
Interest income and other financial gains					349
Interest expense and other financial losses					(186)
Foreign currency losses, net					(269)
Net income before income tax expense and equity in earnings of unconsolidated entity					$792

	Six Months Ended June 30, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$2,703	$1,112	$792	$238	$4,845
Direct costs	(2,263)	(692)	(691)	(227)	(3,873)
Direct contribution	440	420	101	11	972

Operating expenses and indirect costs of net revenues					(583)
Income from operations					389

Other income (expenses):
Interest income and other financial gains					77
Interest expense and other financial losses					(129)
Foreign currency losses, net					(63)
Net income before income tax expense and equity in earnings of unconsolidated entity					$274

	Three Months Ended June 30, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$1,780	$771	$703	$161	$3,415
Direct costs	(1,331)	(436)	(524)	(148)	(2,439)
Direct contribution	449	335	179	13	976

Operating expenses and indirect costs of net revenues					(418)
Income from operations					558

Other income (expenses):
Interest income and other financial gains					188
Interest expense and other financial losses					(92)
Foreign currency losses, net					(182)
Net income before income tax expense and equity in earnings of unconsolidated entity					$472

	Three Months Ended June 30, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$1,451	$594	$428	$124	$2,597
Direct costs	(1,198)	(372)	(363)	(117)	(2,050)
Direct contribution	253	222	65	7	547

Operating expenses and indirect costs of net revenues					(297)
Income from operations					250

Other income (expenses):
Interest income and other financial gains					46
Interest expense and other financial losses					(73)
Foreign currency losses, net					(60)
Net income before income tax expense and equity in earnings of unconsolidated entity					$163

The following table summarizes net revenues per reporting segment, which have been disaggregated by similar products and services for the six and three-month periods ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	Brazil		Argentina		Mexico		Other Countries		Total
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
	(In millions)
Commerce services (a)	$1,608	$1,208	$467	$381	$731	$445	$193	$158	$2,999	$2,192
Commerce products sales (b)	348	233	108	129	142	107	15	21	613	490
Total commerce revenues	$1,956	$1,441	$575	$510	$873	$552	$208	$179	$3,612	$2,682
Fintech services (c)	888	702	583	391	123	59	89	54	1,683	1,206
Credit revenues (d)	504	546	331	208	294	176	3	1	1,132	931
Fintech products sales (e)	11	14	3	3	4	5	7	4	25	26
Total fintech revenues	$1,403	$1,262	$917	$602	$421	$240	$99	$59	$2,840	$2,163
Total net revenues	$3,359	$2,703	$1,492	$1,112	$1,294	$792	$307	$238	$6,452	$4,845

	Three Months Ended June 30,
	Brazil		Argentina		Mexico		Other Countries		Total
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
	(In millions)
Commerce services (a)	$846	$641	$243	$200	$393	$232	$102	$82	$1,584	$1,155
Commerce products sales (b)	203	111	59	70	82	58	8	10	352	249
Total commerce revenues	$1,049	$752	$302	$270	$475	$290	$110	$92	$1,936	$1,404
Fintech services (c)	462	384	296	202	67	34	46	28	871	648
Credit revenues (d)	263	307	172	120	159	101	2	1	596	529
Fintech products sales (e)	6	8	1	2	2	3	3	3	12	16
Total fintech revenues	$731	$699	$469	$324	$228	$138	$51	$32	$1,479	$1,193
Total net revenues	$1,780	$1,451	$771	$594	$703	$428	$161	$124	$3,415	$2,597
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
(d)Includes interest earned on loans and advances granted to merchants and consumers, and interest earned on Mercado Pago credit card transactions.
(e)Includes sales of mobile point of sales devices.
The following table summarizes the allocation of property and equipment, net based on geography:

	June 30, 2023	December 31, 2022
	(In millions)
US property and equipment, net	$3	$1
Property and equipment, net
Argentina	191	188
Brazil	542	514
Mexico	262	206
Other countries	92	84
	$1,087	$992
Total property and equipment, net	$1,090	$993

The following table summarizes the allocation of the operating lease right-of-use assets based on geography:

	June 30, 2023	December 31, 2022
	(In millions)
Argentina	$51	$53
Brazil	357	286
Mexico	295	245
Other countries	76	72
Total operating lease right-of-use assets	$779	$656
The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30, 2023	December 31, 2022
	(In millions)
US intangible assets, net	$9	$9
Goodwill and intangible assets, net
Argentina	13	14
Brazil	68	63
Mexico	44	40
Other countries	54	52
	$179	$169
Total goodwill and intangible assets, net	$188	$178

9. Fair value measurement of assets and liabilities
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

Description	Balances as of June 30, 2023	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)	Balances as of December 31, 2022	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
	(In millions)
Assets
Cash and Cash Equivalents:
Money Market	$683	$683	$—	$—	$599	$599	$—	$—
U.S. government debt securities (1)	65	65	—	—	21	21	—	—
Foreign government debt securities (1)	41	41	—	—	—	—	—	—
Restricted Cash and Cash Equivalents:
Money Market (3)	584	584	—	—	352	352	—	—
Foreign government debt securities (Central Bank of Brazil Mandatory Guarantee) (1)	302	302	—	—	158	158	—	—
Investments:
U.S. government debt securities (1)	992	992	—	—	733	733	—	—
Foreign government debt securities (Central Bank of Brazil Mandatory Guarantee) (1)	1,398	1,398	—	—	1,219	1,219	—	—
Foreign government debt securities (1) (2)	129	129	—	—	214	214	—	—
Other Assets:
Derivative Instruments	—	—	—	—	1	—	1	—
USDC	—	—	—	—	3	3	—	—
Customer crypto-assets safeguarding assets	21	—	21	—	15	—	15	—
Total Assets	$4,215	$4,194	$21	$—	$3,315	$3,299	$16	$—
Liabilities:
Long-term retention program	$50	$—	$50	$—	$58	$—	$58	$—
Other Liabilities:
Contingent considerations	—	—	—	—	8	—	—	8
Derivative Instruments	41	—	41	—	24	—	24	—
Customer crypto-assets safeguarding liabilities	21	—	21	—	15	—	15	—
Total Liabilities	$112	$—	$112	$—	$105	$—	$97	$8
(1)Measured at fair value with impact on the statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments.)
(2)As of June 30, 2023 and December 31, 2022 includes $24 million and $21 million, respectively, of investments from securitization transactions that are restricted to the payment of amounts due to third-party investors. (See Note 5 - Cash, cash equivalents, restricted cash and cash equivalents and investments.)
(3)As of June 30, 2023 and December 31, 2022 includes $549 million and $314 million, respectively, of money markets from securitization transactions. (See Note 5 - Cash, cash equivalents, restricted cash and cash equivalents and investments.)

As of June 30, 2023 and December 31, 2022, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis were valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions. The unobservable inputs of the fair value of contingent considerations classified as Level 3 refer to the amounts to be paid according to the respective agreements of each acquisition, the likelihood of achievement of the performance targets arising from each one (expected to be 100%), and the Company’s historical experience with similar arrangements. Reasonable variation on those unobservable inputs would not significantly change the fair value of those instruments. As of June 30, 2023 and December 31, 2022, the Company had not changed the methodology nor the assumptions used to estimate the fair value of the financial instruments.
There were no transfers to and from Levels 1, 2 and 3 during the six-month period ended June 30, 2023. There were no transfers to and from Levels 1, 2 and 3 during the year ended December 31, 2022, other than as detailed in the table below.
As of June 30, 2023, the contingent considerations measured at fair value using Level 3 inputs were settled. The following table summarizes the reconciliation of the financial liabilities measured at fair value using Level 3 inputs as of December 31, 2022:

	Year Ended December 31, 2022
	Derivative Instruments, net	Contingent Considerations
	(In millions)
Balance, beginning of the year	$11	$(9)
Net Additions	3	—
Settlements	7	1
Foreign Currency Translation	(5)	—
Gain (Losses) in Other Comprehensive Income	(15)	—
Gain (Losses) on Income Statement	(28)	—
Transfers out of level 3 to level 2	27	—
Balance, end of the year	$—	$(8)
The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. The Company recognized fair value changes in interest income and other financial gains which includes the related interest income of those instruments. Such fair value changes and interest income amount to $121 million and $64 million, and $62 million and $39 million for the six and three-month periods ended June 30, 2023 and 2022, respectively.
As of June 30, 2023 and December 31, 2022, the Company held no financial assets classified as available for sale. However, during the year ended December 31, 2022, the Company purchased and sold all the corporate debt securities classified as available for sale, resulting in $156 million of proceeds from the sales and in gross realized gains less than $1 million. The cost of these securities was determined under a specific identification basis.
Financial assets and liabilities not measured and recorded at fair value
As of June 30, 2023 and December 31, 2022, the carrying value of the Company’s financial assets (except for loans receivable and equity securities held at cost) and liabilities (except for loans payable and other financial liabilities) not measured at fair value approximated their fair value mainly because of their short-term maturity. These assets and liabilities included cash and cash equivalents, restricted cash and cash equivalents, short and long-term investments (excluding money markets, U.S. and foreign government debt securities and equity securities held at cost), accounts receivable, credit card receivables and other means of payments, other assets (excluding derivative instruments and USD Coin - “USDC”), accounts payable and accrued expenses, funds payable to customers, amounts payable due to credit and debit card transactions, salaries and social security payable (excluding variable LTRP), and other liabilities (excluding variable LTRP, contingent considerations and derivative instruments). If these financial instruments were measured at fair value in the financial statements, cash and restricted cash would be classified as Level 1 (where cost and fair value are aligned) and the remaining financial assets and liabilities would be classified as Level 2.

As of June 30, 2023 and December 31, 2022, the estimated fair value of the loans receivable, which is based on Level 3 inputs, is $2,176 million and $1,761 million, respectively, and was determined based on Company’s assumptions. As of June 30, 2023 and December 31, 2022, the estimated fair value of the 2026 and 2031 Notes, which is based on Level 2 inputs, is $365 million and $359 million, and $559 million and $541 million, respectively. As of June 30, 2023 and December 31, 2022, the estimated fair value of the 2028 Notes, which is based on Level 2 inputs, is $1,202 million and $884 million, respectively, and was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period (see Note 12 - Loans payable and other financial liabilities of these unaudited interim condensed consolidated financial statements for further details). The rest of the loans payable and other financial liabilities approximate their fair value because the effective interest rates are not materially different from market interest rates.
The following table summarizes the estimated fair value level for the remaining financial assets and liabilities of the Company not measured at fair value as of June 30, 2023 and December 31, 2022:

	Balances as of June 30, 2023	Estimated fair value as of June 30, 2023	Balances as of December 31, 2022	Estimated fair value as of December 31, 2022
	(In millions)
Assets
Cash and cash equivalents	$1,071	$1,071	$1,290	$1,290
Restricted cash and cash equivalents	1,078	1,078	943	943
Investments	411	411	439	439
Accounts receivables, net	160	160	130	130
Credit card receivables and other means of payment, net	2,835	2,835	2,946	2,946
Loans receivable, net	2,127	2,176	1,736	1,761
Other assets	360	360	273	273
Total Assets	$8,042	$8,091	$7,757	$7,782
Liabilities
Accounts payable and accrued expenses	$1,831	$1,831	$1,393	$1,393
Funds payable to customers	3,734	3,734	3,454	3,454
Amounts payable due to credit and debit card transactions	641	641	488	488
Salaries and social security payable	346	346	349	349
Loans payable and other financial liabilities	4,767	5,394	4,758	4,997
Other liabilities	219	219	186	186
Total Liabilities	$11,538	$12,165	$10,628	$10,867

10. Commitments and Contingencies
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers it probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of June 30, 2023, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $72 million to cover legal actions against the Company in which Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.
In addition, as of June 30, 2023, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible of resulting in a loss for an estimated aggregate amount up to $458 million. No loss amounts have been accrued for such reasonably possible legal actions.

For further information related to contingent liabilities please refer to Note 15 to the consolidated financial statements in the Company’s 2022 10-K.
Tax Claims
Interstate rate of ICMS-DIFAL on interstate sales
The tax claim related to the interstate rate of ICMS-DIFAL on interstate sales is described in Note 15 to the consolidated financial statements in the Company’s 2022 10-K. In April 2023, and based on court authorization, the Company withdrew the deposits corresponding to the case related to the branch of Santa Catarina, which had become final and unappealable in September 2022 in favor of eBazar.com.br Ltda. The remaining cases, which were pending as of December 31, 2022, had no updates during the six-month period ended June 30, 2023. The Company maintains a $5 million provision as of June 30, 2023 for the disputed amounts related to the 6 ongoing cases whose risk of losing is considered by Management to be probable, based on the opinion of external legal counsel.
Exclusion of ICMS tax benefits from PIS and COFINS tax base
The Company receives ICMS tax benefits from the State of Minas Gerais, Brazil, granted through a special regime signed with the State by means of a term of agreement, which are aimed at implementing and expanding business in the State. The Company accounted for the tax benefit netting cost of net revenues for the six and three-month periods ended June 30, 2023, for $28 million and $16 million, respectively, and for the six and three-month periods ended June 30, 2022, for $17 million and $8 million, respectively.
On April 25, 2023, the Company filed a writ of mandamus seeking an injunction and claiming the exclusion of the amounts relating to the ICMS tax benefits granted by the State of Minas Gerais in the tax base of the Social Contributions (PIS and COFINS).
On May 26, 2023, a decision was rendered granting the injunction requested. The Company is currently waiting for the final judicial decision. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts. The Company accounted for $8 million for PIS and COFINS tax benefits arising from the ICMS tax incentives during the six-month period ended June 30, 2023, considering the exchange rate as of June 30, 2023, of which $2 million corresponded to the period ended December 31, 2021, and $3 million corresponded to the period ended December 31, 2022.

Buyer protection program
The buyer protection program (“BPP”) is designed to protect buyers in the Marketplace from losses due primarily to fraud or counterparty non-performance. The Company’s BPP provides protection to consumers by reimbursing them for the total value of a purchased item and the value of any shipping service paid if it does not arrive, arrives incomplete or damaged, does not match the seller’s description or if the buyer regrets the purchase. The Company is entitled to recover from the third-party carrier companies performing the shipping service certain amounts paid under the BPP. Furthermore, in some specific circumstances, the Company enters into insurance contracts with third-party insurance companies in order to cover contingencies that may arise from the BPP.
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
As of June 30, 2023 and December 31, 2022, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $4,533 million and $4,002 million, respectively, for which the Company recorded a provision of $7 million and $6 million, respectively.

Commitments
The Company committed to purchase cloud platform services from two U.S. suppliers based on the following terms:
a) for a total amount of $824 million, to be paid between October 1, 2021 and September 30, 2026. As of June 30, 2023, the Company had paid $270 million; and
b) for a total amount of $200 million, to be paid between September 23, 2022 and September 23, 2025. As of June 30, 2023, the Company had paid $27 million.
On April 8, 2022, the Company signed a 10-year agreement with Gol Linhas Aereas S.A. under which the Company is committed to contract a minimum amount of air logistics services for a total annual cost of $43 million (total amount once all the dedicated aircraft are in operation). Pursuant to the agreement, Gol Linhas Aereas S.A. provides logistics services in Brazil to Mercado Envios through six dedicated aircraft, four of which have already started operations as of June 30, 2023.
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

11. Long term retention program (“LTRP”)
The following table summarizes the long term retention program accrued compensation expense for the six and three-month periods ended June 30, 2023 and 2022, which are payable in cash according to the decisions made by the Board of Directors (the “Board”):

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
LTRP 2017	$—	$(4)	$—	$(3)
LTRP 2018	2	(3)	—	(3)
LTRP 2019	9	7	4	1
LTRP 2020	10	9	4	2
LTRP 2021	12	11	5	3
LTRP 2022	22	15	9	5
LTRP 2023	28	—	14	—
Total LTRP	$83	$35	$36	$5

12. Loans payable and other financial liabilities
The following tables summarize the Company’s Loans payable and other financial liabilities as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In millions)
Current loans payable and other financial liabilities:
Loans from banks	$373	$319
Bank overdrafts	32	9
Secured lines of credit	115	115
Financial Bills	131	113
Deposit Certificates	827	993
Commercial Notes	12	6
Finance lease obligations	22	14
Collateralized debt	749	535
2028 Notes	3	3
2026 Sustainability Notes	4	4
2031 Notes	9	10
Other lines of credit	9	10
	$2,286	$2,131
Non-Current loans payable and other financial liabilities:
Loans from banks	$126	$145
Secured lines of credit	23	24
Financial Bills	1	—
Deposit Certificates	—	3
Commercial Notes	202	187
Finance lease obligations	40	37
Collateralized debt	604	703
2028 Notes	436	436
2026 Sustainability Notes	396	398
2031 Notes	651	694
Other lines of credit	2	—
	$2,481	$2,627

Type of instrument	Currency	Interest	Weighted Average Interest Rate		Maturity	June 30, 2023	December 31, 2022
						(In millions)
Loans from banks
Chilean Subsidiaries	Chilean Pesos	Fixed	11.60	%	August 2023 - April 2025	$112	$150
Brazilian Subsidiary (*)	US Dollar	Fixed	5.75	%	November 2023	51	—
Brazilian Subsidiary (*)	US Dollar	Fixed	4.32	%	August 2023	59	59
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.8	%	July 2023 - May 2031	9	9
Mexican Subsidiary	Mexican Pesos	Variable	TIIE + 2.20 - 3.50	%	July 2023 - June 2027	198	177
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	11.00	%	July 2023	47	47
Colombian Subsidiary	Colombian Pesos	Fixed	14.45	%	July 2023 - September 2023	23	22

Bank overdrafts
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	11.62	%	July 2023	7	9
Chilean Subsidiaries	Chilean Pesos	Variable	TIB + 2.00	%	July 2023	25	—

Secured lines of credit
Argentine Subsidiaries	Argentine Pesos	Fixed	88.50	%	July 2023	106	107
Mexican Subsidiary	Mexican Pesos	Fixed	10.12	%	July 2023 - July 2027	32	32

Financial Bills
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.95 - 1.40	%	July 2023 - June 2025	132	113

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	—	—	%	—	—	272
Brazilian Subsidiary	Brazilian Reais	Variable	100% to 150% of CDI		July 2023 - June 2024	715	565
Brazilian Subsidiary	Brazilian Reais	Fixed	13.35 - 14.70	%	July 2023 - April 2024	91	114
Brazilian Subsidiary	Brazilian Reais	Variable	107.02% to 107.05% of CDI		August 2023	21	45

Commercial Notes
Brazilian Subsidiary	Brazilian Reais	Variable	DI + 0.88	%	July 2023 - August 2027	77	71
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41	%	July 2023 - August 2029	137	122

Finance lease obligations						62	51
Collateralized debt						1,353	1,238
2028 Notes	US Dollar	Fixed	2.00	%	August 2023 - August 2028	439	439
2026 Sustainability Notes	US Dollar	Fixed	2.375	%	July 2023 - January 2026	400	402
2031 Notes	US Dollar	Fixed	3.125	%	July 2023 - January 2031	660	704
Other lines of credit						11	10
						$4,767	$4,758
(*)The carrying amount includes the effect of the derivative instrument that qualified for fair value hedge accounting. See Note 15 "Derivative instruments" for further detail.
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
In May 2023, the Company repurchased a $2 million and $44 million principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid amounted to $38 million, as a result, $398 million and $656 million of the principal amount of the 2026 Sustainability Notes and 2031 Notes remains outstanding as of June

30, 2023, respectively. For the six and three-month periods ended June 30, 2023, the Company recognized $8 million as a gain in Interest income and other financial gains in the unaudited interim condensed consolidated statements of income.
For additional information regarding the 2026 Sustainability Notes and the 2031 Notes please refer to Note 17 to the audited consolidated financial statements for the year ended December 31, 2022, contained in the Company’s 2022 10-K.
2.00% Convertible Senior Notes Due 2028 (“2028 Notes”)
As of June 30, 2023, the principal and issuance costs of the 2028 Notes amounted to $439 million and $3 million, respectively. As of December 31, 2022, the principal and issuance costs of the 2028 Notes amounted to $439 million and $3 million, respectively. For the six and three-month periods ended June 30, 2023 and 2022, the Company recognized interest expense, including the amortization of issuance costs of $5 million and $2 million, in both periods, respectively.
During the six-month period ended June 30, 2023, a total principal amount of $10 thousand was requested for conversion. The determination of whether or not the Notes are convertible must be performed on a quarterly basis. The Company reconfirmed during the second quarter of 2023 that the conversion threshold was met and the Notes remain eligible for conversion. As of the date of issuance of these unaudited interim condensed consolidated financial statements, the Company did not receive additional requests for conversion.
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
(*) Partially unwound in 2021.

Based on the $1,184.60 closing price of the Company’s common stock on June 30, 2023, and if the stock price remains constant, the Company could obtain 256,442 shares of common stock on the 2028 Notes Capped Call Transactions settlement date. The settlement averaging period with respect to the 2028 Notes Capped Call Transactions began on June 28, 2023 and will end on August 30, 2023, and the 2028 Notes Capped Call Transactions settlement date will be September 1, 2023.
The total estimated fair value of the 2028 Notes was $1,202 million and $884 million as of June 30, 2023 and December 31, 2022, respectively. The fair value was determined based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $1,184.60 closing price of the Company’s common stock on June 30, 2023, the if-converted value of the 2028 Notes exceeded their principal amount by $734 million.
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
As of June 30, 2023, no amounts have been borrowed under the facility.

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

The following table summarizes the Company’s collateralized debt under securitization transactions, as of June 30, 2023:

SPEs	Collateralized debt as of June 30, 2023	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	$209	CDI + 2.50%	Brazilian Reais	June 2025
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	1	CDI + 3.50%	Brazilian Reais	August 2023
Olimpia Fundo de Investimento Em Direitos Creditórios	105	CDI + 1.25%	Brazilian Reais	November 2024
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	130	CDI + 1.90%	Brazilian Reais	April 2028
Seller Fundo De Investimento Em Direitos Creditórios	205	CDI + 1.60%	Brazilian Reais	March 2026
Seller Fundo De Investimento Em Direitos Creditórios	102	CDI + 1.80%	Brazilian Reais	May 2026
Mercado Crédito Consumo XI	1	Badlar rates plus 200 basis points with a min 35% and a max 63%	Argentine Pesos	August 2023
Mercado Crédito Consumo XII	2	Badlar rates plus 200 basis points with a min 35% and a max 70%	Argentine Pesos	September 2023
Mercado Crédito Consumo XIII	2	Badlar rates plus 200 basis points with a min 35% and a max 74%	Argentine Pesos	November 2023
Mercado Crédito Consumo XIV	4	Badlar rates plus 200 basis points with a min 35% and a max 80%	Argentine Pesos	October 2023
Mercado Crédito Consumo XV	7	Badlar rates plus 200 basis points with a min 35% and a max 92%	Argentine Pesos	October 2023
Mercado Crédito Consumo XVI	12	Badlar rates plus 200 basis points with a min 60% and a max 92%	Argentine Pesos	December 2023
Mercado Crédito Consumo XVII	13	Badlar rates plus 200 basis points with a min 60% and a max 92%	Argentine Pesos	January 2024
Mercado Crédito Consumo XVIII	16	Badlar rates plus 200 basis points with a min 60% and a max 92%	Argentine Pesos	January 2024
Mercado Crédito Consumo XIX	18	Badlar rates plus 200 basis points with a min 60% and a max 92%	Argentine Pesos	February 2024
Mercado Crédito Consumo XX	22	Badlar rates plus 200 basis points with a min 60% and a max 92%	Argentine Pesos	March 2024
Mercado Crédito Consumo XXI	21	Badlar rates plus 200 basis points with a min 80% and a max 120%	Argentine Pesos	June 2024
Mercado Crédito Consumo XXII (*)	20	Badlar rates plus 200 basis points with a min 80% and a max 120%	Argentine Pesos	June 2024
Mercado Crédito XV	2	Badlar rates plus 200 basis points with a min 30% and a max 56%	Argentine Pesos	August 2023
Mercado Crédito XVI	5	Badlar rates plus 200 basis points with a min 35% and a max 80%	Argentine Pesos	September 2023
Mercado Crédito XVII	7	Badlar rates plus 200 basis points with a min 35% and a max 88%	Argentine Pesos	March 2024
Mercado Crédito XVIII	13	Badlar rates plus 200 basis points with a min 35% and a max 92%	Argentine Pesos	January 2024
Fideicomiso de administración y fuente de pago CIB/3756	175	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 1.90%	Mexican Pesos	September 2024
Fideicomiso de administración y fuente de pago CIB/3369	261	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.0%	Mexican Pesos	April 2025
	$1,353
(*)As of June 30, 2023, Loans payable owned by this trust were obtained through private placements. Mercado Crédito Consumo XXII trust made a public bond offering in the Argentine stock market on July 7, 2023.

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
The assets and liabilities of the SPEs are included in the Company’s unaudited interim condensed consolidated financial statements as of June 30, 2023 and December 31, 2022 as follows:

	June 30, 2023	December 31, 2022
Assets	(In millions)
Current assets:
Restricted cash and cash equivalents	$792	$459
Short-term investments	1	—
Credit card receivables and other means of payments, net	106	317
Loans receivable, net	989	799
Total current assets	1,888	1,575
Non-current assets:
Long-term investments	23	21
Loans receivable, net	17	24
Total non-current assets	40	45
Total assets	$1,928	$1,620
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$—	$4
Loans payable and other financial liabilities	749	535
Other liabilities	4	1
Total current liabilities	753	540
Non-current liabilities:
Loans payable and other financial liabilities	604	703
Total non-current liabilities	604	703
Total liabilities	$1,357	$1,243

14. Leases
The Company leases certain fulfillment, cross-docking and services centers, office space, aircraft, aircraft hangars, machines, and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental balance sheet information related to leases was as follows:

	June 30, 2023	December 31, 2022
	(In millions)
Operating Leases
Operating lease right-of-use assets	$779	$656

Operating lease liabilities	$761	$656

Finance Leases
Property and equipment, at cost	104	87
Accumulated depreciation	(40)	(31)
Property and equipment, net	$64	$56

Loans payable and other financial liabilities	$62	$51
The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	7 Years	8 Years
Finance leases	3 Years	3 Years

Weighted average discount rate (*)
Operating leases	10%	10%
Finance leases	15%	16%
(*)Includes discount rates of leases in local currency and U.S. dollar.
The components of lease expense were as follows:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Operating lease cost	$88	$59

Finance lease cost:
Depreciation of property and equipment	10	8
Interest on lease liabilities	5	4
Total finance lease cost	$15	$12

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80	$54
Financing cash flows from finance leases	13	9

Assets obtained in exchange for lease obligations:
Operating leases	$122	$115
Finance leases	15	7
The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending June 30, 2023	Operating Leases	Finance Leases
	(In millions)
One year or less	$173	$28
One year to two years	167	24
Two years to three years	146	17
Three years to four years	116	8
Four years to five years	105	1
Thereafter	367	—
Total lease payments	$1,074	$78
Less imputed interest	(313)	(16)
Total	$761	$62
15. Derivative instruments
Cash Flow Hedges
As of June 30, 2023, the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Real. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of June 30, 2023, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
In addition, the Company has entered into swap contracts to hedge the interest rate fluctuation of its variable financial debt issued by one of its Brazilian subsidiaries. The Company designated the swap contracts as cash flow hedges. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings within the next 12 months.
Fair Value Hedges
The Company has entered into cross currency swap contracts to hedge the interest rate and the foreign currency exposure of its fixed-rate, foreign currency financial debt issued by one of its Brazilian subsidiaries. The Company designated the swap contracts as fair value hedges. The derivative’s gain or loss is reported in earnings in the same line items as the change in the value of the financial debt due to the hedged risks. Since the terms of the interest rate swaps match the terms of the hedged debts, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the hedged debts attributable to changes in interest rates. Accordingly, the net impact in current earnings is that the interest expense associated with the hedged debts is recorded at the floating rates.

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
Derivative instruments not designated as hedging instruments
As of June 30, 2023, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian subsidiaries, whose functional currencies are the Brazilian Real. These transactions were not designated as hedges for accounting purposes.
Finally, as of June 30, 2023, the Company entered into swap contracts to hedge the interest rate fluctuation of a certain portion of its financial debt in its Brazilian subsidiaries and VIEs. These transactions were not designated as hedges for accounting purposes.
The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of
	June 30, 2023	December 31, 2022
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$68	$109
Interest rate swap contracts	—	229
Cross currency swap contracts	161	133

Not designated as hedging instrument
Foreign exchange contracts	$72	$110
Interest rate swap contracts	311	480

Derivative Instrument Contracts
The fair values of the Company’s outstanding derivative instruments as of June 30, 2023 and December 31, 2022 were as follows:

	Balance sheet location	June 30, 2023	December 31, 2022
		(In millions)
Derivative Instruments
Foreign exchange contracts designated as cash flow hedges	Other current assets	$—	$1
Cross currency swap contracts designated as net investment hedge	Other current liabilities	4	2
Interest rate swap contracts designated as cash flow hedges	Other current liabilities	—	8
Cross currency swap contracts designated as fair value hedge	Other current liabilities	17	2
Interest rate swap contracts not designated as hedging instruments	Other current liabilities	—	1
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	7	2
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	7	2
Interest rate swap contracts not designated as hedging instruments	Other non-current liabilities	1	6
Cross currency swap contracts designated as net investment hedge	Other non-current liabilities	5	1

The effects of derivative contracts on the unaudited interim condensed consolidated statement of comprehensive income as of June 30, 2023 were as follows:

	December 31, 2022	Amount of gain (loss) recognized in other comprehensive income	Amount of (gain) loss reclassified from accumulated other comprehensive income	June 30, 2023
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(2)	$(10)	$4	$(8)
Interest swap contracts designated as cash flow hedges	(2)	8	(6)	—
Cross currency swap contracts designated as net investment hedge	(1)	(8)	4	(5)
	$(5)	$(10)	$2	$(13)
The effect of the Company’s fair value hedge relationships on the unaudited interim condensed consolidated statements of income for the six and three-month periods ended June 30, 2023 is a loss of $13 million and $8 million respectively, and affected interest expense and other financial losses (there were no fair value hedge relationships during the six and three-month periods ended June 30, 2022).
The carrying amount of the hedged item for fair value hedges as of June 30, 2023 is $110 million (there were no fair value hedge relationships as of June 30, 2022).
The effect of the Company’s fair value hedge relationships on the unaudited interim condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges for the six-month period ended June 30, 2023 is $1 million (there were no fair value hedge relationships during the six-month period ended June 30, 2022).

The effects of derivative contracts not designated as hedging instruments on the unaudited interim condensed consolidated statements of income for the six and three-month periods ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Foreign exchange contracts not designated as hedging instruments recognized in Foreign currency losses, net	$(11)	$—	$(5)	$5
Currency swap contracts not designated as hedging instruments recognized in Foreign currency losses, net	—	(22)	—	10
Interest rate contracts not designated as hedging instruments recognized in Interest expense and other financial losses	5	—	3	—

16. Share repurchase program
On August 4, 2021, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $150 million. This authorization was scheduled to expire on August 31, 2022. On March 1, 2022, the Board authorized an increase in that authorization of $300 million, from an aggregate consideration of up to $150 million to an aggregate consideration of up to $450 million (the “Prior Program”). On March 1, 2022, the Board also authorized a new extension of the term of the Prior Program, from August 31, 2022 to August 31, 2023. On February 21, 2023, the Board terminated the Prior Program and authorized a new program to repurchase shares of the Company’s common stock, for an aggregate consideration of up to $900 million to expire on March 31, 2024. As of June 30, 2023, the estimated remaining balance available for share repurchases under this Program was $479 million.
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
As of June 30, 2023, the Company had acquired 456,900 shares under the aforementioned share repurchase programs.
From time to time, the Company acquires shares of its own common stock in the Argentine market and pays for them in Argentine pesos at a price that reflects the additional cost of accessing U.S. dollars through securities denominated in U.S. dollars, because of restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate in Argentina (See Note 2 - “Summary of significant accounting policies - Argentine currency status” of these unaudited interim condensed consolidated financial statements). As a result, the Company recognized foreign currency losses of $213 million and $63 million for the six-month periods ended June 30, 2023 and 2022 respectively, while foreign currency losses for the three-month periods ended June 30, 2023 and 2022 amounted to $157 million and $28 million, respectively.

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
•a discussion of our principal trends and results of operations for the six and three-month periods ended June 30, 2023 and 2022;
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
To complement the Mercado Libre Marketplace and enhance the user experience for our buyers and sellers, we developed Mercado Pago, an integrated digital payments solution. Mercado Pago was initially designed to facilitate transactions on Mercado Libre’s Marketplaces by providing a mechanism that allowed our users to securely, easily and promptly send and receive payments. Now Mercado Pago is a full ecosystem of financial technology solutions both in the digital and physical world. Our digital payments solution enables any MercadoLibre registered user to securely and easily send and receive digital payments and to pay for purchases made on any of Mercado Libre Marketplaces. Currently, Mercado Pago processes and settles all transactions on our Marketplaces in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay and Peru and is available to process and settle certain transactions on our Marketplace in Ecuador.
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
The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full experience. Sellers that opt into our logistics solutions are not only able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices, but are also eligible to access shipping subsidies to offer free or discounted shipping for many of their sales on our Marketplaces. In 2020, we launched Meli Air with a fleet of dedicated aircraft covering routes across Brazil and Mexico, with the aim of improving our delivery times. We have also developed a network of independent neighborhood stores and commercial points (known as “Meli Places”) to receive and store packages that are in transit using our integrated technology. Meli Places network allows buyers and sellers to pick-up, drop-off, or return packages with a better experience, reducing the travel distance for all parties. As of June 30, 2023, we offer our shipping solution directed towards deliveries in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay, Peru and Ecuador and we also offer free shipping to buyers in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay and Peru.
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
The following table sets forth the percentage of our consolidated net revenues by segment for the six and three-month periods ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Three Months Ended June 30,
(% of total consolidated net revenues)	2023	2022	2023	2022
Brazil	52.1%	55.8%	52.1%	55.9%
Argentina	23.1	23.0	22.6	22.9
Mexico	20.1	16.3	20.6	16.5
Other Countries	4.7	4.9	4.7	4.7
The following table summarizes the changes in our net revenues by segment for the six and three-month periods ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change from 2022 to 2023		Three Months Ended June 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$3,359	$2,703	$656	24.3%	$1,780	$1,451	$329	22.7%
Argentina	1,492	1,112	380	34.2	771	594	177	29.8
Mexico	1,294	792	502	63.4	703	428	275	64.3
Other Countries	307	238	69	29.0	161	124	37	29.8
Total Net Revenues	$6,452	$4,845	$1,607	33.2%	$3,415	$2,597	$818	31.5%

Description of Line Items
Net revenues
We disaggregate revenues into four geographical reporting segments. Within each of our segments, the services we provide and the products we sell generally fall into two distinct revenue streams: “Commerce” and “Fintech”.

The following table summarizes our consolidated net revenues by revenue stream for the six and three-month periods ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Three Months Ended June 30,
Consolidated net revenues by revenue stream	2023	2022	2023	2022
	(in millions)
Commerce	$3,612	$2,682	$1,936	$1,404
Fintech	2,840	2,163	1,479	1,193
Total	$6,452	$4,845	$3,415	$2,597
Revenues from commerce transactions are mainly generated from:
•marketplace fees that include final value fees and flat fees for transactions below a certain merchandise value;
•first party sales;
•shipping fees, net of the third-party carrier costs (when we act as an agent);
•ad sales fees;
•classifieds fees; and
•fees from other ancillary businesses.
Final value fees represent a percentage of the sale value that is charged to the seller once an item is successfully sold and flat fees represent a fixed charge for transactions below a certain merchandise value.
Revenues from first party sales are generated when control of the good is transferred, upon delivery to our customers.
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
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the six and three-month periods ended June 30, 2023 and 2022, no single customer accounted for more than 5.0% of our net revenues.

Our Mercado Libre Marketplace is available in 18 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Venezuela (deconsolidated since December 1, 2017) and Paraguay), and Mercado Pago is available in 8 countries (Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador). Additionally, Mercado Envios is available in 8 countries (Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador). The functional currency for each country’s operations is the country’s local currency, except for Argentina, where the functional currency is the U.S. dollar due to Argentina’s status as a highly inflationary economy. Our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. Please refer to “Summary of significant accounting policies” in Note 2 to our unaudited interim condensed consolidated financial statements for further detail on foreign currency translation.
Cost of net revenues
Cost of net revenues primarily includes cost of goods sold, shipping operation costs (including warehousing costs), carrier and other operating costs, collection fees, sales taxes, funding costs related to our credits business, fraud prevention fees, certain taxes on bank transactions, hosting and site operation fees, compensation for customer support personnel and depreciation and amortization.
Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues, which are classified as a cost of net revenues. These taxes represented 7.7% and 7.5% of net revenues for the six and three-month periods ended June 30, 2023, respectively, as compared to 7.5% and 7.7% for the same periods in 2022.
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies, Management estimates or accounting policies since the year ended December 31, 2022 and disclosed in the Company’s 2022 10-K, see “Critical Accounting Policies and Estimates”. See also the section Recently Adopted Accounting Standards of Note 2 to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report.
Results of operations for the six and three-month periods ended June 30, 2023 compared to the six and three-month periods ended June 30, 2022
The selected financial data for the six and three-month periods ended June 30, 2023 and 2022 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. The results of operations for the six and three-month periods ended June 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023 or for any other period.

Statement of income data

	Six Months Ended June 30,		Three Months Ended June 30,
(In millions)	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net service revenues	$5,814	$4,329	$3,051	$2,332
Net product revenues	638	516	364	265
Net revenues	6,452	4,845	3,415	2,597

Cost of net revenues	(3,196)	(2,488)	(1,695)	(1,313)
Gross profit	3,256	2,357	1,720	1,284

Operating expenses:
Product and technology development	(749)	(496)	(368)	(262)
Sales and marketing	(766)	(583)	(383)	(296)
Provision for doubtful accounts	(474)	(557)	(222)	(303)
General and administrative	(369)	(332)	(189)	(173)
Total operating expenses	(2,358)	(1,968)	(1,162)	(1,034)
Income from operations	898	389	558	250

Other income (expenses):
Interest income and other financial gains	349	77	188	46
Interest expense and other financial losses	(186)	(129)	(92)	(73)
Foreign currency losses, net	(269)	(63)	(182)	(60)
Net income before income tax expense and equity in earnings of unconsolidated entity	792	274	472	163

Income tax expense	(332)	(85)	(210)	(39)
Equity in earnings of unconsolidated entity	3	(1)	—	(1)
Net income	$463	$188	$262	$123

Principal trends in results of operations
Net revenues
Our net revenues maintained consistent growth during the six and three-month periods ended June 30, 2023 as compared to the same periods in 2022, specifically related to the growth of our total payment volume and the gross merchandise volume. The quarter’s financial results reflect our ongoing commitment to deliver sustainable and profitable growth. In this sense, we maintained a cautious posture regarding originations of loans receivables and, as a consequence, our credit business portfolio’s size was similar to the prior quarter and focused on lower risk customers. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues” section below for further detail on net revenues trends for the six and three-month periods ended June 30, 2023 and 2022.
The continued execution of our long-term strategies in Commerce and Fintech businesses has enabled us to deliver growth in gross merchandise volume, total payment volume and net revenues, alongside record quarterly operating results and strong cash generation.

Gross profit margins
Our gross profit margin is defined as total net revenues minus total cost of net revenues, as a percentage of net revenues.
Our main cost of net revenues is composed of shipping operation costs (including warehousing costs), carrier and other operating costs, collection fees, sales taxes, funding costs related to our credits business, cost of goods sold, fraud prevention fees, certain taxes on bank transactions, hosting and site operation fees, compensation for customer support personnel and depreciation and amortization. This cost structure is directly affected by the level of operations of our services, and our strategic plan on gross profit is built on factors such as an ample liquidity to fund expenses and investments and a cost-effective capital structure.
In the future, our gross profit margin could decline if we continue growing our sales of goods business, which has a lower pure product margin, building up our logistics network and if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues trend.
For the six and three-month periods ended June 30, 2023 and 2022, our gross profit margins were 50.5% and 50.4%, and 48.6% and 49.4%, respectively. The increase in our gross profit margins resulted primarily from the decrease in our cost of goods sold, collection fees and customer support expenses, as a percentage of net revenues, partially offset by an increase of our funding costs related to our credits business, as a percentage of net revenues.
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
For the six and three-month periods ended June 30, 2023, as compared to the same periods in 2022, our operating income margins increased from 8.0% and 9.6% to 13.9% and 16.3%, respectively. This increase was mainly explained by our improvement in cost of net revenues margins and a decrease in provision for doubtful accounts, as a percentage of net revenues. This increase was partially offset by an increase in our product and technology development expenses, as a percentage of net revenues, mainly as a consequence of higher salaries and wages due to headcount increases and increases in amounts accrued under the LTRPs as result of the increase in our common stock price.

Other Data
The following table includes eight key performance indicators, which are calculated as defined in the footnotes to the table. Each of these indicators provide a different measure of the level of activity on our platform, and we use them to monitor the performance of the business.

	Six Months Ended June 30,		Three Months Ended June 30,
(in millions, except percentages) (*)	2023	2022	2023	2022

Unique active users (1)	135	107	109	84
Gross merchandise volume (2)	$19,939	$16,216	$10,506	$8,551
Number of items sold (3)	634	542	325	275
Number of items shipped (4)	620	518	319	264
Total payment volume (5)	$79,051	$55,513	$42,064	$30,194
Total volume of payments on marketplace (6)	$21,024	$17,090	$11,074	$9,019
Total payment transactions (7)	4,007	2,353	2,132	1,262
NIMAL (8)	33.8%	28.0%	36.8%	29.8%
Capital expenditures	$203	$237	$114	$100
Depreciation and amortization	$254	$184	$128	$100
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
(6)Total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago. Management uses this metric to evaluate the performance of our payments services and development of our integrated ecosystem. As from January 1, 2022, we no longer disclose our total volume of payments on marketplace net of shipping and financing fees. Given the growth of our shipping and fintech businesses, management believes that including shipping and financing fees in the calculation of total volume of payments on marketplace results in a more accurate indicator of that performance on a go-forward basis. Consequently, total volume of payment on marketplace for the six and three-month periods ended June 30, 2022 has been recast to include shipping and financing fees.
(7)Number of all transactions paid for using Mercado Pago.
(8)Net interest margins after losses (“NIMAL”) represents the annualized ratio between the total credits revenues less funding costs and provision for doubtful accounts for the period and total average gross loans receivable for the period. Management uses NIMAL to monitor how effectively the Company is pricing and managing the credit products relative to their risk and setting targets. Accordingly, management is of the opinion that NIMAL provides useful information to investors and others related to the Company’s risk appetite through the different periods and shows how the Company effectively prices risk.
Net revenues

	Six Months Ended June 30,		Change from 2022 to 2023		Three Months Ended June 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total Net Revenues	$6,452	$4,845	$1,607	33.2%	$3,415	$2,597	$818	31.5%

The increase in net revenues was primarily attributable to:
a)an increase of $930 million and $532 million, or 34.7% and 37.9%, in Commerce revenues, for the six and three-month periods ended June 30, 2023, as compared to the same periods in 2022, respectively. This increase was mainly generated by an increase of $807 million and $429 million in our commerce services revenues and an increase of $123 million and $103 million in our revenues from commerce products sales, for the six and three-month periods ended June 30, 2023, respectively, as compared to the same periods in 2022. Shipping carrier costs which are netted against revenues increased $264 million and $127 million, from $836 million and $436 million for the six and three-month periods ended June 30, 2022 to $1,100 million and $563 million for the six and three-month periods ended June 30, 2023, respectively; and
b)an increase of 31.3% and 24.0% in fintech revenues, from $2,163 million and $1,193 million for the six and three-month periods ended June 30, 2022, respectively, to $2,840 million and $1,479 million for the six and three-month periods ended June 30, 2023, respectively. This increase was mainly generated by an increase of $477 million and $223 million in our revenues from fintech services and an increase of $201 million and $67 million in our credits revenues, for the six and three-month periods ended June 30, 2023, respectively, as compared to the same periods in 2022.

	Six Months Ended June 30,		Change from 2022 to 2023		Three Months Ended June 30,		Change from 2022 to 2023
Consolidated Net Revenues by revenue stream	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Commerce	$1,956	$1,441	$515	35.7%	$1,049	$752	$297	39.5%
Fintech	1,403	1,262	141	11.2%	731	699	32	4.6%
	$3,359	$2,703	$656	24.3%	$1,780	$1,451	$329	22.7%
Argentina
Commerce	$575	$510	$65	12.7%	$302	$270	$32	11.9%
Fintech	917	602	315	52.3%	469	324	145	44.8%
	$1,492	$1,112	$380	34.2%	$771	$594	$177	29.8%
Mexico
Commerce	$873	$552	$321	58.2%	$475	$290	$185	63.8%
Fintech	421	240	181	75.4%	228	138	90	65.2%
	$1,294	$792	$502	63.4%	$703	$428	$275	64.3%
Other countries
Commerce	$208	$179	$29	16.2%	$110	$92	$18	19.6%
Fintech	99	59	40	67.8%	51	32	19	59.4%
	$307	$238	$69	29.0%	$161	$124	$37	29.8%
Consolidated
Commerce	$3,612	$2,682	$930	34.7%	$1,936	$1,404	$532	37.9%
Fintech	2,840	2,163	677	31.3%	1,479	1,193	286	24.0%
Total	$6,452	$4,845	$1,607	33.2%	$3,415	$2,597	$818	31.5%
See Note 8 “Segment reporting” of our unaudited interim condensed consolidated financial statements for further information regarding our net revenues disaggregated by similar products and services for the six and three-month periods ended June 30, 2023 and 2022.

Brazil
Commerce revenues in Brazil increased 35.7% in the six-month period ended June 30, 2023 as compared to the same period in 2022. This increase was generated by an increase of $400 million in our commerce services revenues and an increase of $115 million in our revenues from commerce products sales. Fintech revenues grew by 11.2%, a $141 million increase, during the six-month period ended June 30, 2023 as compared to the same period in 2022, mainly driven by an increase of $186 million in our revenues from fintech services, partially offset by a decrease of $42 million in our credits revenues.
Commerce revenues in Brazil increased 39.5% in the three-month period ended June 30, 2023 as compared to the same period in 2022. This increase was generated by an increase of $205 million in our commerce services revenues and an increase of $92 million in our revenues from commerce products sales. Fintech revenues grew by 4.6%, a $32 million increase, during the three-month period ended June 30, 2023 as compared to the same period in 2022, mainly driven by an increase of $78 million in our revenues from fintech services, partially offset by a decrease of $44 million in our credits revenues.
Argentina
Commerce revenues in Argentina increased 12.7% in the six-month period ended June 30, 2023 as compared to the same period in 2022. This increase was generated by an increase of $86 million in our commerce services revenues, partially offset by a decrease of $21 million in our revenues from commerce products sales. Fintech revenues grew 52.3%, a $315 million increase, during the six-month period ended June 30, 2023 as compared to the same period in 2022, mainly driven by an increase of $192 million in our revenues from fintech services and an increase of $123 million in our credits revenues.
Commerce revenues in Argentina increased 11.9% in the three-month period ended June 30, 2023 as compared to the same period in 2022. This increase was generated by an increase of $43 million in our commerce services revenues, partially offset by a decrease of $11 million in our revenues from commerce products sales. Fintech revenues grew 44.8%, a $145 million increase, during the three-month period ended June 30, 2023 as compared to the same period in 2022, mainly driven by an increase of $94 million in our revenues from fintech services and an increase of $52 million in our credits revenues.
Mexico
Commerce revenues in Mexico increased 58.2% in the six-month period ended June 30, 2023 as compared to the same period in 2022. This increase was generated by an increase of $286 million in our commerce services revenues and an increase of $35 million in our revenues from commerce products sales. Fintech revenues grew 75.4%, a $181 million increase, during the six-month period ended June 30, 2023 as compared to the same period in 2022, mainly driven by an increase of $118 million in our credits revenues and an increase of $64 million in our revenues from fintech services.
Commerce revenues in Mexico increased 63.8% in the three-month period ended June 30, 2023 as compared to the same period in 2022. This increase was generated by an increase of $161 million in our commerce services revenues and an increase of $24 million in our revenues from commerce products sales. Fintech revenues grew 65.2%, a $90 million increase, during the three-month period ended June 30, 2023 as compared to the same period in 2022, mainly driven by an increase of $58 million in our credits revenues and an increase of $33 million in our revenues from fintech services.
The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
2023
Net revenues	$3,037	$3,415	n/a	n/a
Percent change from prior quarter	1%	12%
2022
Net revenues	$2,248	$2,597	$2,690	$3,002
Percent change from prior quarter	5%	16%	4%	12%

The following table sets forth the growth in net revenues in local currencies, for the six and three-month periods ended June 30, 2023 as compared to the same period in 2022:

	Change from 2022 to 2023
(% of revenue growth in Local Currency) (*)	Six-month period	Three-month period
Brazil	24.5%	23.3%
Argentina (**)	153.5%	155.7%
Mexico	46.1%	44.8%
Other Countries	28.1%	26.5%
Total Consolidated	57.8%	57.2%
(*)The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2022 and applying them to the corresponding months in 2023, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.
(**)Average inter-annual inflation rate in our Argentine segment for the six and three-month periods ended June 30, 2023 was 107.4% and 112.9%, respectively. This effect was partially offset by an average inter-annual depreciation of the Argentine peso of 91.2% and 99.1% for the six and three-month periods ended June 30, 2023, respectively.
Cost of net revenues

	Six Months Ended June 30,		Change from 2022 to 2023		Three Months Ended June 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$3,196	$2,488	$708	28.5%	$1,695	$1,313	$382	29.1%
As a percentage of net revenues	49.5%	51.4%			49.6%	50.6%
For the six-month period ended June 30, 2023 as compared to the same period in 2022, the increase in cost of net revenues was primarily attributable to: i) a $239 million increase in shipping operating and carrier costs; ii) a $129 million increase in sales taxes; iii) a $111 million increase in collection fees, which was mainly attributable to our Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iv) a $106 million increase in other fintech costs mainly related to higher funding costs in connection with our credits business; and v) an $82 million increase in cost of sales of goods mainly in Brazil and Mexico.
For the three-month period ended June 30, 2023 as compared to the same period in 2022, the increase in cost of net revenues was primarily attributable to: i) a $137 million increase in shipping operating and carrier costs; ii) a $64 million increase in cost of sales of goods mainly in Brazil and Mexico; iii) a $55 million increase in sales taxes; iv) a $53 million increase in other fintech costs mainly related to higher funding costs in connection with our credits business; and v) a $52 million increase in collection fees, which was mainly attributable to our Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries.
Product and technology development expenses

	Six Months Ended June 30,		Change from 2022 to 2023		Three Months Ended June 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$749	$496	$253	51.0%	$368	$262	$106	40.5%
As a percentage of net revenues	11.6%	10.2%			10.8%	10.1%

For the six-month period ended June 30, 2023, the increase in product and technology development expenses as compared to the same period in 2022 was primarily attributable to: i) a $182 million increase in salaries and wages mainly related to the increase of 34% in our product and technology development headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; ii) a $39 million increase in other product and technology development expenses mainly related to certain tax withholding in connection with intercompany export services billing duties; and iii) a $27 million increase in depreciation and amortization expenses mainly related to capitalized information and technology assets.
For the three-month period ended June 30, 2023, the increase in product and technology development expenses as compared to the same period in 2022 was primarily attributable to: i) a $73 million increase in salaries and wages mainly related to the increase of 37% in our product and technology development headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; ii) a $16 million increase in other product and technology development expenses mainly related to certain tax withholding in connection with intercompany export services billing duties; and iii) a $12 million increase in depreciation and amortization expenses mainly related to capitalized information and technology assets.
We believe that product and technology development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.
Sales and marketing expenses

	Six Months Ended June 30,		Change from 2022 to 2023		Three Months Ended June 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$766	$583	$183	31.4%	$383	$296	$87	29.4%
As a percentage of net revenues	11.9%	12.0%			11.2%	11.4%
For the six-month period ended June 30, 2023, the increase in sales and marketing expenses as compared to the same period in 2022 was primarily attributable to: i) a $64 million increase in online and offline marketing expenses mainly in Brazil; ii) a $49 million increase in our buyer protection program expenses; iii) a $33 million increase in salaries and wages mainly related to the increase of 27% in our sales and marketing headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; iv) an $18 million increase in chargebacks; and v) a $16 million increase in sales expenses.
For the three-month period ended June 30, 2023, the increase in sales and marketing expenses as compared to the same period in 2022 was primarily attributable to: i) a $26 million increase in online and offline marketing expenses mainly in Brazil; ii) a $23 million increase in our buyer protection program expenses; iii) a $15 million increase in salaries and wages mainly related to the increase of 31% in our sales and marketing headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; iv) a $14 million increase in chargebacks; and v) an $8 million increase in sales expenses.
Provision for doubtful accounts

	Six Months Ended June 30,		Change from 2022 to 2023		Three Months Ended June 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Provision for doubtful accounts	$474	$557	$(83)	(14.9)%	$222	$303	$(81)	(26.7)%
As a percentage of net revenues	7.3%	11.5%			6.5%	11.7%
For the six and three-month periods ended June 30, 2023, as compared to the same periods in 2022, the provision for doubtful accounts decreased $83 million and $81 million, respectively. Initiatives to rebalance portfolio exposure towards lower risk customers allowed us to improve our 1-180 days non-performing loans ratio from 22.5% as of June 30, 2022 to 17.2% as of June 30, 2023.

General and administrative expenses

	Six Months Ended June 30,		Change from 2022 to 2023		Three Months Ended June 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$369	$332	$37	11.1%	$189	$173	$16	9.2%
As a percentage of net revenues	5.7%	6.9%			5.5%	6.7%

For the six-month period ended June 30, 2023, the increase in general and administrative expenses as compared to the same period in 2022 was primarily attributable to a $53 million increase in salaries and wages, mainly related to the increase of 18% in general and administrative headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price. This increase was partially offset by an $8 million decrease in other general and administrative expenses mainly related to lower impairment of digital assets and a $7 million decrease in temporary services primarily related to administrative workers.

For the three-month period ended June 30, 2023, the increase in general and administrative expenses as compared to the same period in 2022 was primarily attributable to a $26 million increase in salaries and wages, mainly related to the increase of 20% in general and administrative headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price. This increase was partially offset by a $7 million decrease in other general and administrative expenses mainly related to lower impairment of digital assets and a $3 million decrease in temporary services primarily related to administrative workers.
Other expense, net

	Six Months Ended June 30,		Change from 2022 to 2023		Three Months Ended June 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other expense, net	$(106)	$(115)	$9	(7.8)%	$(86)	$(87)	$1	(1.1)%
As a percentage of net revenues	(1.6)%	(2.4)%			(2.5)%	(3.4)%
For the six-month period ended June 30, 2023, the decrease in other expense, net as compared to the same period in 2022 was primarily attributable to (i) the $272 million increase in interest income and other financial gains from our financial investments as a result of an increase in interest income from our Argentine segment related to the resolution issued by the CBA, which, starting in September 2022, allowed for a percentage of the customer funds deposited in financial institutions by payment service providers to be invested in Argentine treasury bonds, and (ii) higher interest income due to higher float and rates in Brazil and higher rates in the U.S. This decrease was partially offset by: i) foreign exchange losses that were $206 million higher than foreign exchange losses for the same period in 2022, mainly due to higher acquisition of our own common stock in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate (refer to Note 16 of our unaudited interim condensed consolidated financial statements for further detail) and higher foreign exchange losses from our Argentine subsidiaries, partially offset by foreign exchange gains from our Brazilian and Mexican subsidiaries; and ii) a $57 million increase in interest expense and other financial losses mainly attributable to higher levels of indebtedness in 2023 and higher rates (mainly in Brazil, Mexico and Chile).
For the three-month period ended June 30, 2023, the decrease in other expense, net as compared to the same period in 2022 was primarily attributable to (i) the $142 million increase in interest income and other financial gains from our financial investments as a result of an increase in interest income from our Argentine segment related to the resolution issued by the CBA, which, starting in September 2022, allowed for a percentage of the customer funds deposited in financial institutions by payment service providers to be invested in Argentine treasury bonds, and (ii) higher interest income due to higher float and rates in Brazil and higher rates in the U.S. This decrease was partially offset by: i) foreign exchange losses that were $122 million higher than foreign exchange losses for the same period in 2022, mainly due to higher acquisition of our own common stock in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate (refer to Note 16 of our unaudited interim condensed consolidated financial statements for further detail) and higher foreign exchange losses from our Argentine subsidiaries, partially offset by foreign exchange gains from our Brazilian and Mexican subsidiaries; and ii) a $19 million increase in interest expense and other financial losses mainly attributable to higher levels of indebtedness in 2023 and higher rates (mainly in Brazil, Mexico and Chile).
Income tax

	Six Months Ended June 30,		Change from 2022 to 2023		Three Months Ended June 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax expense	$332	$85	$247	290.6%	$210	$39	$171	438.5%
As a percentage of net revenues	5.1%	1.8%			6.1%	1.5%
During the six and three-month periods ended June 30, 2023 as compared to the same periods in 2022, income tax expense increased mainly as a result of higher income tax expense in Argentina, Brazil and Mexico as a consequence of higher pre-tax gains in those segments in 2023.
The following table summarizes our estimated effective tax rates for the six and three-month periods ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022

Effective tax rate (*)	41.9%	31.0%	44.4%	24.5%
(*)Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.
Our estimated effective tax rate for the six and three-month periods ended June 30, 2023 increased as compared to the same periods in 2022, as a result of (i) taxable foreign exchange gains accounted for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country, (ii) a higher proportion of pre-tax results arising from entities under general income tax treatment regime over the Brazilian segment as compared to the same period in 2022 and (iii) higher non-deductible foreign exchange losses related to the acquisition of our own common stock in the Argentine market.
The following table summarizes our estimated effective tax rates for the six and three-month periods ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Effective tax rate by country
Argentina	34.3%	25.4%	37.0%	24.5%
Brazil	15.6%	(7.5)%	18.3%	(12.0)%
Mexico	36.2%	153.7%	33.8%	32.1%
The increase in our Argentine estimated effective income tax rate during the six and three-month periods ended June 30, 2023, as compared to the same periods in 2022, was mainly related to higher taxable foreign exchange gains accounted for local tax purposes which are not recorded for accounting purposes since, under U.S. GAAP, Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country.

The increase in our Brazilian estimated effective income tax rate for the six and three-month periods ended June 30, 2023, was mainly related to a higher proportion of pre-tax results arising from entities under general income tax treatment regime over the Brazilian segment as compared to the same periods in 2022.
The decrease in our Mexican estimated effective income tax rate for the six-month period ended June 30, 2023, was mainly driven by the decrease in pre-tax losses over the segment results that are included in the valuation allowance during 2023 compared to the same period in 2022.
Our Mexican estimated effective income tax rate for the three-month period ended June 30, 2023, remains stable compared to the same period in 2022.
Segment information

	Six Months Ended June 30, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues	$3,359	$1,492	$1,294	$307	$6,452
Direct costs	(2,592)	(848)	(987)	(279)	(4,706)
Direct contribution	$767	$644	$307	$28	$1,746
Margin	22.8%	43.2%	23.7%	9.1%	27.1%

	Six Months Ended June 30, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues	$2,703	$1,112	$792	$238	$4,845
Direct costs	(2,263)	(692)	(691)	(227)	(3,873)
Direct contribution	$440	$420	$101	$11	$972
Margin	16.3%	37.8%	12.8%	4.6%	20.1%

	Change from the Six Months Ended June 30, 2022 to June 30, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues
in Dollars	656	380	502	69	1,607
in %	24.3%	34.2%	63.4%	29.0%	33.2%
Direct costs
in Dollars	(329)	(156)	(296)	(52)	(833)
in %	14.5%	22.5%	42.8%	22.9%	21.5%
Direct contribution
in Dollars	327	224	206	17	774
in %	74.3%	53.3%	204.0%	154.5%	79.6%

	Three Months Ended June 30, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues	$1,780	$771	$703	$161	$3,415
Direct costs	(1,331)	(436)	(524)	(148)	(2,439)
Direct contribution	$449	$335	$179	$13	$976
Margin	25.2%	43.5%	25.5%	8.1%	28.6%

	Three Months Ended June 30, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues	$1,451	$594	$428	$124	$2,597
Direct costs	(1,198)	(372)	(363)	(117)	(2,050)
Direct contribution	$253	$222	$65	$7	$547
Margin	17.4%	37.4%	15.2%	5.6%	21.1%

	Change from the Three Months Ended June 30, 2022 to June 30, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues
in Dollars	$329	$177	$275	$37	$818
in %	22.7%	29.8%	64.3%	29.8%	31.5%
Direct costs
in Dollars	$(133)	$(64)	$(161)	$(31)	$(389)
in %	11.1%	17.2%	44.4%	26.5%	19.0%
Direct contribution
in Dollars	$196	$113	$114	$6	$429
in %	77.5%	50.9%	175.4%	85.7%	78.4%
Net revenues
Net revenues for the six and three-month periods ended June 30, 2023 as compared to the same periods in 2022 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues.”
Direct costs
Brazil
For the six-month period ended June 30, 2023, as compared to the same period in 2022, direct costs increased mainly driven by: i) a $382 million increase in cost of net revenues, mainly attributable to an increase in shipping operating and carrier costs, sales taxes, cost of goods sold, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, hosting expenses and other payments costs mainly consisting of higher funding cost related to our credits business; and ii) a $76 million increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, salaries and wages (related to headcount increase and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price), chargebacks and sales expenses. This was partially offset by a decrease of $135 million in provision for doubtful accounts mainly related to our initiatives to rebalance portfolio exposure towards lower risk customers, which allowed us to improve our 1-180 days non-performing loans ratio.
For the three-month period ended June 30, 2023, as compared to the same period in 2022, direct costs increased mainly driven by: i) a $201 million increase in cost of net revenues, mainly attributable to an increase in shipping operating and carrier costs, cost of goods sold, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business and hosting expenses; and ii) a $34 million increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, chargebacks and salaries and wages (related to headcount increase and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price). This was partially offset by a decrease of $100 million in provision for doubtful accounts mainly related to our initiatives to rebalance portfolio exposure towards lower risk customers, which allowed us to improve our 1-180 days non-performing loans ratio.

Argentina
For the six-month period ended June 30, 2023, as compared to the same period in 2022, direct costs increased mainly driven by: i) a $123 million increase in cost of net revenues, mainly attributable to an increase in other payments costs in connection with higher funding cost related to our credits business, sales taxes, shipping operating and carrier costs and hosting expenses; ii) a $23 million increase in sales and marketing expenses, mainly due to buyer protection program expenses, chargebacks, salaries and wages (related to headcount increase and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price) and online and offline marketing expenses and; iii) an $8 million increase in product and technology development expenses mostly attributable to an increase in depreciation and amortization expenses.
For the three-month period ended June 30, 2023, as compared to the same period in 2022, direct costs increased mainly driven by: i) a $59 million increase in cost of net revenues, mainly attributable to an increase in other payments costs in connection with higher funding cost related to our credits business, sales taxes and shipping operating and carrier costs and; ii) a $13 million increase in sales and marketing expenses, mainly due to chargebacks, buyer protection program expenses, salaries and wages (related to headcount increase and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price), online and offline marketing expenses and temporary expenses.
Mexico
For the six-month period ended June 30, 2023, as compared to the same period in 2022, direct costs increased mainly driven by: i) a $191 million increase in cost of net revenues, mainly attributable to increases in shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration, cost of goods sold as a consequence of an increase in first-party sales, other payments costs mainly related to higher funding cost related to our credits business and hosting expenses; ii) a $47 million increase in sales and marketing expenses, mainly due to buyer protection program expenses, salaries and wages (related to headcount increase and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price), sales expenses, online and offline marketing expenses and chargebacks; and iii) a $47 million increase in provision for doubtful accounts mainly related to our consumer credits business growth.
For the three-month period ended June 30, 2023, as compared to the same period in 2022, direct costs increased mainly driven by: i) a $111 million increase in cost of net revenues, mainly attributable to increases in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales, collection fees due to higher Mercado Pago penetration, other payments costs mainly related to higher funding cost related to our credits business and hosting expenses; ii) a $25 million increase in provision for doubtful accounts mainly related to our consumer credits business growth; and iii) a $20 million increase in sales and marketing expenses, mainly due to buyer protection program expenses, salaries and wages (related to headcount increase and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price), sales expenses and chargebacks.
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

On April 8, 2022, we signed a 10-year agreement with Gol Linhas Aereas S.A. under which we committed to contract a minimum amount of air logistics services for a total annual cost of $43 million (total amount once all the dedicated aircraft are in operation). Pursuant to the agreement, Gol Linhas Aereas S.A. will provide logistics services in Brazil to Mercado Envios through six dedicated aircraft, four of which have already started operations as of June 30, 2023.
Additionally, we have several committed leases, mainly related to our fulfillment and service centers, which are one of the most important investments for our Mercado Envios business. As of June 30, 2023, we have committed rental expenditures with our lessors for $1,074 million and $78 million for operating leases and finance leases, respectively. See Note 14 of our unaudited interim condensed consolidated financial statements for further detail on leases.
We and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of our suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in our payment policy. Suppliers’ voluntary inclusion of invoices in the SFP does not change our payment terms, the amounts paid or liquidity. We have no economic interest in a supplier’s decision to participate in the SFP and have no financial impact in connection with the SFP. As of June 30, 2023, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $273 million, and are included in the balance sheet within accounts payable and accrued expenses line.
During August 2022, we issued commercial notes in Brazil (denominated in Brazilian Real) for $198 million (considering the exchange rate as of the date of issuance), the main purpose of which is to continue investing in capital expenditures for our shipping business, in order to continue developing our shipping strategy. See Note 12 of our unaudited interim condensed consolidated financial statements for further detail.
Finally, on March 31, 2022, we entered into a $400 million revolving credit arrangement (“the Credit Arrangement”). The interest rates under the Credit Arrangement are based on Adjusted Term SOFR plus an interest margin of 1.25% per annum. Any loans drawn under the Credit Arrangement must be repaid on or prior to March 31, 2025. We are also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%. As of June 30, 2023, no amounts had been borrowed under the facility. See Note 12 of our unaudited interim condensed consolidated financial statements for further detail.
As of June 30, 2023, our main source of liquidity was $3,300 million of cash and cash equivalents and short-term investments, which excludes a $1,399 million investment mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists mainly of cash generated from operations and proceeds from loans.
As of June 30, 2023, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $5,649 million or 82.9% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our non-US denominated cash and cash equivalent, restricted cash and cash equivalent and investments held outside U.S. amounted to 78.8% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil, Mexico and Argentina.
The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(In millions)	2023	2022
Net cash provided by (used in):
Operating activities	$2,271	$674
Investing activities	(1,206)	(2,561)
Financing activities	(472)	586
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(132)	(94)
Net increase (decrease) in cash and cash equivalents, restricted cash and cash equivalents	$461	$(1,395)

Net cash provided by operating activities

	Six Months Ended June 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Net Cash provided by:
Operating activities	$2,271	$674	$1,597	236.9%
Net cash provided by operating activities in the six-month period ended June 30, 2023 resulted mainly from our net income of $463 million, adjustments to net income related to non-cash items of $1,128 million, an increase in credit card receivables and other means of payments of $200 million, and an increase in payables and accrued expenses of $308 million. The $1,597 million increase in the net cash provided by operating activities in the six-month period ended June 30, 2023, as compared to the same period in 2022, is mainly explained by the $275 million increase in net income and the $171 million increase in unrealized foreign currency losses, together with an increase of $842 million in funds related to credit cards receivable and other means of payments, due to higher credit cards receivable sales.
Net cash used in investing activities

	Six Months Ended June 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Net Cash used in:
Investing activities	$(1,206)	$(2,561)	$1,355	(52.9)%
Net cash used in investing activities in the six-month period ended June 30, 2023 resulted mainly from purchases of investments of $10,046 million, which was offset by proceeds from the sale and maturity of investments of $9,923 million, consistent with our treasury strategy of investing part of our available liquidity. We also used $866 million in principal of loans receivable granted to merchants and consumers under our Mercado Credito solution and $203 million in the investment of property and equipment (mainly related to our shipping network and information technology assets in Argentina, Brazil and Mexico).
Net cash (used in) provided by financing activities

	Six Months Ended June 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Net Cash (used in) provided by:
Financing activities	$(472)	$586	$(1,058)	(180.5)%
For the six-month period ended June 30, 2023, our net cash used in financing activities resulted primarily from $12,569 million used in payments on loans payable and other financial liabilities, $207 million related to repurchases of our common stock, and $13 million for the payments of finance lease obligations, partially offset by $12,317 million in net proceeds from loans payable and other financial liabilities.
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
In May 2023, we repurchased a $2 million and $44 million principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid amounted to $38 million, as a result, $398 million and $656 million of the principal amount of the 2026 Sustainability Notes and 2031 Notes remains outstanding as of June 30, 2023, respectively. For the six and three-month periods ended June 30, 2023, we recognized $8 million as a gain in Interest income and other financial gains in our unaudited interim condensed consolidated statements of income.
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
Summarized balance sheet information for the Obligor Group as of June 30, 2023 and December 31, 2022 is provided in the table below:

(In millions)	June 30, 2023	December 31, 2022

Current assets (1) (2)	$9,419	$7,966
Non-current assets (3)	2,861	2,693
Current liabilities (4)	7,999	7,214
Non-current liabilities	2,652	2,547
(1)Includes restricted cash and cash equivalents of $809 million and $687 million and guarantees in short-term investments of $1,398 million and $1,219 million as of June 30, 2023, and December 31, 2022, respectively.
(2)Includes Current assets from non-guarantor subsidiaries of $1,549 million and $863 million as of June 30, 2023, and December 31, 2022, respectively.
(3)Includes Non-current assets from non-guarantor subsidiaries of $451 million and $410 million as of June 30, 2023, and December 31, 2022, respectively.
(4)Includes Current liabilities to non-guarantor subsidiaries of $1,380 million and $1,334 million as of June 30, 2023, and December 31, 2022, respectively.

Summarized statement of income information for the Obligor Group for the six-month period ended June 30, 2023, is provided in the table below:

(In millions)	June 30, 2023

Net revenues (1)	$5,338
Gross Profit (2)	2,568
Income from operations (3)	688
Net income (4)	298
(1)Includes Net revenues from transactions with non-guarantor subsidiaries of $35 million for the six-month period ended June 30, 2023.
(2)Includes charges from transactions with non-guarantor subsidiaries of $267 million for the six-month period ended June 30, 2023.
(3)In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $210 million for the six-month period ended June 30, 2023.
(4)Includes other income/ (expense), net from transactions with non-guarantor subsidiaries of $(42) million for the six-month period ended June 30, 2023.

Capital expenditures
Our capital expenditures (comprised of our investments for property and equipment (such as certain assets used in our fulfillment centers), intangible assets (excluding digital assets)) for the six-month periods ended June 30, 2023 and 2022 amounted to $203 million and $237 million, respectively.
During the six-month period ended June 30, 2023, we invested $111 million in information and technology assets in Brazil, Argentina and Mexico, and $92 million in our Argentine, Brazilian and Mexican shipping premises and offices.
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
Non-GAAP Measures of Financial Performance
To supplement our unaudited interim condensed consolidated financial statements presented in accordance with U.S. GAAP, we present earnings before interest income and other financial gains, interest expense and other financial losses, foreign currency losses, income tax expense, depreciation and amortization and equity in earnings of unconsolidated entity (“Adjusted EBITDA”), net debt and foreign exchange (“FX”) neutral measures as non-GAAP measures. Reconciliation of these non-GAAP financial measures to the most comparable U.S. GAAP financial measures can be found in the tables below.
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

The following table presents a reconciliation of net income to Adjusted EBITDA for the period indicated (in millions of U.S. dollars):

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Net income	$463	$188	$262	$123
Adjustments:
Depreciation and amortization	254	184	128	100
Interest income and other financial gains	(349)	(77)	(188)	(46)
Interest expense and other financial losses	186	129	92	73
Foreign currency losses, net	269	63	182	60
Income tax expense	332	85	210	39
Equity in earnings of unconsolidated entity	(3)	1	—	1
Adjusted EBITDA	$1,152	$573	$686	$350

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
The following table presents a reconciliation of net debt for each of the periods indicated (in millions of U.S. dollars):

	June 30, 2023	December 31, 2022
Current Loans payable and other financial liabilities	$2,286	$2,131
Non-current Loans payable and other financial liabilities	2,481	2,627
Current Operating lease liabilities	166	142
Non-current Operating lease liabilities	595	514
Total debt	$5,528	$5,414
Less:
Cash and cash equivalents	$1,860	$1,910
Short-term investments (1)	1,440	1,120
Long-term investments (2)	68	245
Net debt	$2,160	$2,139
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
The following table sets forth the FX neutral measures related to our reported results of the operations for the six and three-month periods ended June 30, 2023:

	Six Months Ended June 30,
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2023	2022	Percentage Change	2023	2022	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$6,452	$4,845	33.2%	$7,645	$4,845	57.8%
Cost of net revenues	(3,196)	(2,488)	28.5%	(3,682)	(2,488)	48.0%
Gross profit	3,256	2,357	38.1%	3,963	2,357	68.1%

Operating expenses	(2,358)	(1,968)	19.8%	(2,873)	(1,968)	46.0%
Income from operations	$898	$389	130.8%	$1,090	$389	180.2%

	Three Months Ended June 30,
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2023	2022	Percentage Change	2023	2022	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$3,415	$2,597	31.5%	$4,083	$2,597	57.2%
Cost of net revenues	(1,695)	(1,313)	29.1%	(1,973)	(1,313)	50.3%
Gross profit	1,720	1,284	34.0%	2,110	1,284	64.3%

Operating expenses	(1,162)	(1,034)	12.4%	(1,422)	(1,034)	37.5%
Income from operations	$558	$250	123.2%	$688	$250	175.2%

See “Summary of significant accounting policies - Foreign currency translation - Argentine currency status and Argentine Exchange regulations” in Note 2 of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.

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
As of June 30, 2023, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of June 30, 2023, the total cash and cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $3,314 million, short-term investments denominated in foreign currencies totaled $1,847 million and accounts receivable, credit card receivables and other means of payment and loans receivable in foreign currencies totaled $5,122 million. As of June 30, 2023, we had $91 million long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of June 30, 2023, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $1,502 million and our U.S. dollar-denominated long-term investments totaled $58 million.
For the six and three-month periods ended June 30, 2023, we had a consolidated loss on foreign currency of $269 million and $182 million, respectively, mainly related to higher foreign exchange losses attributable to our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate, higher foreign exchange losses from our Argentinian subsidiaries, partially offset by foreign exchange gains from our Brazilian and Mexican subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information.

Foreign Currency Sensitivity Analysis
The table below shows the impact on our net revenues, cost of net revenues, operating expenses, other income (expenses) and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to at the moment of translating our financial statements to U.S. dollars for the six-month period ended June 30, 2023:

Foreign Currency Sensitivity Analysis
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$7,169	$6,452	$5,866
Expenses (*)	(6,143)	(5,554)	(5,073)
Income from operations	1,026	898	793

Other income/(expenses), equity in earning of unconsolidated entity and income tax related to P&L items	(182)	(166)	(151)
Foreign Currency impact related to the remeasurement of our Net Asset position	(274)	(269)	(264)
Net Income	$570	$463	$378

Total Shareholders’ Equity	$2,407	$2,252	$2,076
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
Brazilian Segment
Considering a hypothetical devaluation of 10% of the Brazilian Real against the U.S. dollar on June 30, 2023, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $191 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $33 million in our Brazilian subsidiaries.
Argentine Segment
In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018. Argentina’s inflation rate for the six-month periods ended June 30, 2023 and 2022 was 50.7% and 36.2%, respectively.
We use Argentina’s official exchange rate to account for transactions in our Argentine segment, which as of June 30, 2023 and December 31, 2022 was 256.70 and 177.16 Argentine Pesos, respectively, against the U.S. dollar. For the six-month periods ended June 30, 2023 and 2022 Argentina’s depreciation of its local currency against the U.S. dollar was 44.9% and 21.9%, respectively.
Considering a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar on June 30, 2023, the effect on non-functional currency net asset position in our Argentine subsidiaries would have been a foreign exchange loss amounting to approximately $8 million in our Argentine subsidiaries.
See “Summary of significant accounting policies - Foreign currency translation - Argentine currency status and Argentine Exchange regulations” in Note 2 of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.

Mexican Segment
Considering a hypothetical devaluation of 10% of the Mexican peso against the U.S. dollar on June 30, 2023, the reported net assets in our Mexican subsidiaries would have decreased by approximately $76 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $22 million in our Mexican subsidiaries.
Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables and on the financial debt that we use to fund Mercado Pago and Mercado Credito’s operations. As of June 30, 2023, Mercado Pago’s receivables totaled $2,835 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of June 30, 2023, loans receivable from our Mercado Credito solution totaled $2,127 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
As of June 30, 2023, our short-term investments amounted to $2,839 million and our long-term investments amounted to $149 million. Our short-term investments, except for the $1,399 million investment, which is mainly related to the Central Bank of Brazil Mandatory Guarantee, can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Notes 3 and 5 of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.
Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of June 30, 2023, our loans payable and other financial liabilities, which accrue interest based on variable rates, amounted to $2,669 million, while our loans payable and other financial liabilities, which accrue interest based on fixed rates, amounted to $2,098 million. See Notes 12 and 13 of our unaudited interim condensed consolidated financial statements for further detail. Considering a hypothetical increase of 10% of the interest rates on June 30, 2023, the reported Loans payable and other financial liabilities would have increased by approximately $4 million with the related impact in Interest expense and other financial losses. We have entered into swap contracts to hedge the interest rate fluctuation of $472 million notional amount, $161 million of which have been designated as hedging instruments. See Note 15 of our unaudited interim condensed consolidated financial statements for further detail on derivative instruments.
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
As of June 30, 2023, the total contractual obligation fair value of our outstanding LTRP Variable Award Payment obligation subject to equity price risk amounted to $419 million. As of June 30, 2023, the accrued liability related to the outstanding Variable Award Payment of the LTRP included in Salaries and social security payable and Non-current other liabilities in our consolidated balance sheet amounted to $50 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:

		As of June 30, 2023
		MercadoLibre, Inc Equity Price	2018, 2019, 2020, 2021, 2022 and 2023 LTRP Variable contractual obligation
(In Millions, except equity price)
Change in equity price in percentage

40%		1,667.02	587
30%		1,547.95	545
20%		1,428.88	503
10%		1,309.80	461
Static	(*)	1,190.73	419
-10%		1,071.66	377
-20%		952.58	335
-30%		833.51	293
-40%		714.44	252
(*)Present value of average closing stock price for the last 60 trading days of the year preceding the applicable payment date.
In November 2021, we acquired Kangú Participações S.A. Former Kangú’s shareholders who after the acquisition became the Company’s employees will receive cash payments annually over a three-year period subject to certain performance and stay conditions. The payments will be indexed based on changes in equity price of our common stock. As of June 30, 2023, the total contractual obligation fair value of the mentioned payments amounted to $7 million.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six-month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We permit remote work for most positions of our Company, and we monitor and assess the impact of this remote work environment on our internal controls.
PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
See Item 1 of Part I, “Financial Statements—Note 10 Commitments and Contingencies—Litigation and other Legal Matters.”
Item 1A — Risk Factors
As of June 30, 2023, there have been no material changes in our risk factors from those disclosed in the Company’s 2022 10-K.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions) (2)
April, 2023	—	—	—	Up to $783
May, 2023	69,349	2,682.27	69,349	Up to $597
June, 2023	46,275	2,546.25	46,275	Up to $479
(1)Average price paid per share does not include costs associated with the repurchases. It includes the foreign exchange loss recognized for the six-month period ended June 30, 2023. Please refer to Note 16 of our unaudited interim condensed consolidated financial statements for additional detail.
(2)On August 4, 2021, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $150 million. This authorization, was scheduled to expire on August 31, 2022. On March 1, 2022, the Board authorized an increase in that Authorization of $300 million, from an aggregate consideration of up to $150 million to an aggregate consideration of up to $450 million (the “Prior Program”). On March 1, 2022, the Board also authorized a new extension of the term of the Prior Program, from August 31, 2022 to August 31, 2023. On February 21, 2023, the Board terminated the Prior Program and authorized a new program to repurchase shares of the Company’s common stock, for aggregate consideration of up to $900 million to expire on March 31, 2024 (the “Program”). As of June 30, 2023, the estimated remaining balance available for share repurchases under this Program was $479 million. Please refer to Note 16 of our unaudited interim condensed consolidated financial statements for additional detail.
Item 5 — Other information

Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
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
			8-K	January 14, 2021
4.5	Form of Global Note representing the Registrant’s 2.375% Sustainability Notes due 2026.		8-K	January 14, 2021
4.6	Form of Global Note representing the Registrant’s 3.125% Notes due 2031.		8-K	January 14, 2021
4.7	Second Supplemental Indenture, dated October 27, 2021 among MP Agregador, S. de R.L. de C.V., MercadoLibre, Inc. and The Bank of New York Mellon, as Trustee		10-K	February 23, 2022
10.1	MercadoLibre, Inc. 2023 Long Term Retention Program		8-K	May 8, 2023
22.1	List of Subsidiary Guarantors for the Registrant’s 2.375% Sustainability Notes due 2026 and 3.125% Notes due 2031.		10-K	February 24, 2023
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.
*
104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101	*

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: August 3, 2023.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Pedro Arnt
Pedro Arnt
Executive Vice President and Chief Financial Officer