Form 10-Q
period 2023-09-30
MERCADOLIBRE INC
filed 2023-11-02
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
50,559,537 shares of the issuer’s common stock, $0.001 par value, outstanding as of November 1, 2023.

MERCADOLIBRE, INC.

MercadoLibre, Inc. - Interim Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022
(In millions of U.S. dollars, except par value) (Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,171	$1,910
Restricted cash and cash equivalents	1,085	1,453
Short-term investments	3,320	2,339
Accounts receivable, net	161	130
Credit card receivables and other means of payments, net	3,375	2,946
Loans receivable, net of allowances of $989 and $1,074 (Note 6)	2,336	1,704
Prepaid expenses	43	38
Inventories	246	152
Customer crypto-assets safeguarding assets	21	15
Other assets	292	266
Total current assets	13,050	10,953
Non-current assets:
Long-term investments	149	322
Loans receivable, net of allowances of $35 and $30 (Note 6)	42	32
Property and equipment, net	1,081	993
Operating lease right-of-use assets	796	656
Goodwill	159	153
Intangible assets, net	21	25
Deferred tax assets	489	346
Other assets	337	256
Total non-current assets	3,074	2,783
Total assets	$16,124	$13,736
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1,910	$1,393
Funds payable to customers	4,016	3,454
Amounts payable due to credit and debit card transactions	745	483
Salaries and social security payable	519	401
Taxes payable	530	414
Loans payable and other financial liabilities	2,272	2,131
Operating lease liabilities	171	142
Customer crypto-assets safeguarding liabilities	21	15
Other liabilities	122	129
Total current liabilities	10,306	8,562
Non-current liabilities:
Amounts payable due to credit and debit card transactions	12	5
Loans payable and other financial liabilities	2,182	2,627
Operating lease liabilities	615	514
Deferred tax liabilities	163	106
Other liabilities	105	95
Total non-current liabilities	3,077	3,347
Total liabilities	$13,383	$11,909
Commitments and contingencies (Note 10)
Equity
Common stock, $0.001 par value, 110,000,000 shares authorized, 50,496,474 and 50,257,751 shares issued and outstanding	$—	$—
Additional paid-in capital	1,959	2,309
Treasury stock	(587)	(931)
Retained earnings	1,735	913
Accumulated other comprehensive loss	(366)	(464)
Total equity	2,741	1,827
Total liabilities and equity	$16,124	$13,736
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Income
For the nine and three-month periods ended September 30, 2023 and 2022
(In millions of U.S. dollars, except for share data)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Net service revenues	$9,233	$6,766	$3,419	$2,437
Net product revenues	979	769	341	253
Net revenues	10,212	7,535	3,760	2,690
Cost of net revenues	(4,961)	(3,830)	(1,765)	(1,342)
Gross profit	5,251	3,705	1,995	1,348
Operating expenses:
Product and technology development	(1,145)	(774)	(396)	(278)
Sales and marketing	(1,207)	(916)	(441)	(333)
Provision for doubtful accounts	(751)	(845)	(277)	(288)
General and administrative	(565)	(485)	(196)	(153)
Total operating expenses	(3,668)	(3,020)	(1,310)	(1,052)
Income from operations	1,583	685	685	296

Other income (expenses):
Interest income and other financial gains	545	142	196	65
Interest expense and other financial losses	(297)	(221)	(111)	(92)
Foreign currency losses, net	(508)	(134)	(239)	(71)
Net income before income tax expense and equity in earnings of unconsolidated entity	1,323	472	531	198

Income tax expense	(504)	(154)	(172)	(69)
Equity in earnings of unconsolidated entity	3	(1)	—	—
Net income	$822	$317	$359	$129

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Basic earning per share
Basic net income available to shareholders per common share	$16.40	$6.30	$7.18	$2.57
Weighted average of outstanding common shares	50,137,826	50,365,813	50,008,320	50,325,075
Diluted earning per share
Diluted net income available to shareholders per common share	$16.36	$6.29	$7.16	$2.56
Weighted average of outstanding common shares	50,338,945	51,356,081	50,209,439	51,315,343
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Comprehensive Income
For the nine and three-month periods ended September 30, 2023 and 2022
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Net income	$822	$317	$359	$129
Other comprehensive income:
Currency translation adjustment	99	—	(76)	(38)
Unrealized (losses) gains on hedging activities	(8)	(33)	2	(9)
Tax benefit (expenses) on unrealized (losses) gains on hedging activities	2	8	(1)	3
Less: Reclassification adjustment for losses on hedging activities included in cost of net revenues, interest expense and foreign currency losses	(8)	(18)	(6)	(9)
Less: Reclassification adjustment for estimated tax benefit on unrealized gains	3	5	2	3
Net change in accumulated other comprehensive income, net of income tax	98	(12)	(71)	(38)
Total comprehensive income	$920	$305	$288	$91
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Equity
For the nine and three-month periods ended September 30, 2023 and 2022
(In millions of U.S. dollars)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury Stock (*)	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2022	50	$—	$2,309	$(931)	$913	$(464)	$1,827
Common Stock repurchased	—	—	—	(61)	—	—	(61)
Net income	—	—	—	—	201	—	201
Other comprehensive income	—	—	—	—	—	73	73
Balance as of March 31, 2023	50	$—	$2,309	$(992)	$1,114	$(391)	$2,040
Common Stock repurchased	—	—	—	(146)	—	—	(146)
Net income	—	—	—	—	262	—	262
Other comprehensive income	—	—	—	—	—	96	96
Balance as of June 30, 2023	50	$—	$2,309	$(1,138)	$1,376	$(295)	$2,252
Capped call settlement	—	—	412	(412)	—	—	—
Conversion of 2028 Convertible Notes	—	—	(762)	1,112	—	—	350
Common Stock repurchased	—	—	—	(149)	—	—	(149)
Net income	—	—	—	—	359	—	359
Other comprehensive loss	—	—	—	—	—	(71)	(71)
Balance as of September 30, 2023	50	$—	$1,959	$(587)	$1,735	$(366)	$2,741

(*)	As of September 30, 2023, the Company held 425,913 shares as treasury stock.

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2021	50	$—	$2,439	$(790)	$397	$(515)	$1,531
Changes in accounting standards	—	—	(131)	—	34	—	(97)
Balance as of December 31, 2021 Restated	50	$—	$2,308	$(790)	$431	$(515)	$1,434
Common Stock repurchased	—	—	—	(39)	—	—	(39)
Net income	—	—	—	—	65	—	65
Other comprehensive income	—	—	—	—	—	129	129
Balance as of March 31, 2022	50	$—	$2,308	$(829)	$496	$(386)	$1,589
Shares granted	—	—	—	6	—	—	6
Common Stock repurchased	—	—	—	(35)	—	—	(35)
Net income	—	—	—	—	123	—	123
Other comprehensive loss	—	—	—	—	—	(103)	(103)
Balance as of June 30, 2022	50	$—	$2,308	$(858)	$619	$(489)	$1,580
Shares granted	—	—	—	1	—	—	1
Stock-based compensation - restricted shares	—	—	—	(1)	—	—	(1)
Common Stock repurchased	—	—	—	(40)	—	—	(40)
Net income	—	—	—	—	129	—	129
Other comprehensive loss	—	—	—	—	—	(38)	(38)
Balance as of September 30, 2022	50	$—	$2,308	$(898)	$748	$(527)	$1,631

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2023 and 2022
(In millions of U.S. dollars) (Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operations:
Net income	$822	$317
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entity	(3)	1
Unrealized foreign currency losses, net	498	265
Impairment of digital assets	—	11
Depreciation and amortization	389	281
Accrued interest income	(232)	(111)
Non cash interest expense and amortization of debt issuance costs and other charges	79	132
Provision for doubtful accounts	751	845
Results on derivative instruments	26	28
Stock-based compensation expense — restricted shares	—	1
Long term retention program (“LTRP”) accrued compensation	122	59
Deferred income taxes	(84)	(96)
Changes in assets and liabilities:
Accounts receivable	(46)	(27)
Credit card receivables and other means of payments	(361)	(768)
Prepaid expenses	(3)	(22)
Inventories	(85)	102
Other assets	(89)	(60)
Payables and accrued expenses	605	150
Funds payable to customers	440	216
Amounts payable due to credit and debit card transactions	255	77
Other liabilities	(85)	(87)
Interest received from investments	213	84
Net cash provided by operating activities	3,212	1,398
Cash flows from investing activities:
Purchases of investments	(15,540)	(9,266)
Proceeds from sale and maturity of investments	14,847	7,861
Payments from settlements of derivative instruments	(49)	(7)
Purchases of intangibles assets	—	(1)
Changes in loans receivable, net	(1,465)	(1,470)
Investments of property and equipment	(329)	(342)
Net cash used in investing activities	(2,536)	(3,225)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	19,390	12,478
Payments on loans payable and other financing liabilities	(19,353)	(11,421)
Payments of finance lease obligations	(21)	(14)
Common Stock repurchased	(356)	(115)
Net cash (used in) provided by financing activities	(340)	928
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(443)	(221)
Net decrease in cash, cash equivalents, restricted cash and cash equivalents	(107)	(1,120)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	$3,363	$3,648
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$3,256	$2,528
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
As of September 30, 2023, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its fintech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador, and extends loans through Mercado Credito in Argentina, Brazil, Mexico and Chile. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile, Uruguay, Peru and Ecuador.
2. Summary of significant accounting policies
Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and consolidated Variable Interest Entities (“VIE”). Investments in entities where the Company holds joint control, but not control, over the investee are accounted for using the equity method of accounting. These unaudited interim condensed consolidated financial statements are stated in U.S. dollars, except where otherwise indicated. Intercompany transactions and balances with subsidiaries have been eliminated for consolidation purposes.
Substantially all net revenues, cost of net revenues and operating expenses are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill and operating lease right-of-use assets located in the foreign jurisdictions totaled $2,046 million and $1,817 million as of September 30, 2023 and December 31, 2022, respectively.
These unaudited interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of September 30, 2023 and December 31, 2022. These unaudited interim condensed consolidated financial statements include the Company’s consolidated statements of income, comprehensive income and equity for the nine and three-month periods ended September 30, 2023 and 2022 and statements of cash flows for the nine-month periods ended September 30, 2023 and 2022. These unaudited interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.
Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) (the “Company’s 2022 10-K”). The Company has evaluated all subsequent events through the date these unaudited interim condensed consolidated financial statements were issued. The unaudited interim condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see Note 2 to the financial statements in the Company’s 2022 10-K. During the nine-month period ended September 30, 2023, there were no material updates made to the Company’s significant accounting policies.

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
The aggregate gain included in “Fintech services” revenues arising from financing transactions and sales of financial assets, net of the costs recognized on sale of credit card receivables, is $1,055 million and $379 million for the nine and three-month periods ended September 30, 2023 and $751 million and $261 million for the nine and three-month periods ended September 30, 2022, respectively.
Contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Accounts receivable and credit card receivables and other means of payments are presented net of allowance for doubtful accounts and chargebacks of $35 million and $25 million as of September 30, 2023 and December 31, 2022, respectively. See Note 6 of these unaudited interim condensed consolidated financial statements for information related to the allowance for doubtful accounts with respect to the Company’s loans receivable.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with Accounting Standards Codification (“ASC”) 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Deferred revenue as of December 31, 2022 was $44 million, of which $29 million was recognized as revenue during the nine-month period ended September 30, 2023.
As of September 30, 2023, total deferred revenue was $34 million, mainly due to fees related to classifieds advertising services billed and loyalty programs that are expected to be recognized as revenue in the coming months.
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
Argentine currency status
As of July 1, 2018, the Company transitioned its Argentine operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company. Argentina’s inflation rate for the nine-month periods ended September 30, 2023 and 2022 was 103.2% and 66.1%, respectively.

The Company uses Argentina’s official exchange rate to account for transactions in the Argentine segment, which as of September 30, 2023 and December 31, 2022 was 349.95 and 177.16 Argentine Pesos, respectively, against the U.S. dollar. On August 14, 2023, Argentina’s local currency depreciated 22% against the U.S. dollar. reaching the official exchange rate of 349.95 Argentine Pesos. For the nine-month periods ended September 30, 2023 and 2022, Argentina’s depreciation of its local currency against the U.S. dollar was 97.5% and 43.4%, respectively.
The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In millions)
Assets	$3,936	$3,238
Liabilities	2,601	2,419
Net assets	$1,335	$819
The following table provides information relating to net revenues and direct contribution (see Note 8 of these unaudited interim condensed consolidated financial statements for definition of direct contribution) for the nine and three-month periods ended September 30, 2023 and 2022 of the Company’s Argentine subsidiaries and consolidated VIEs:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Net revenues	$2,317	$1,787	$825	$675
Direct contribution	1,028	719	384	299

Argentine exchange regulations
Since the second half of 2019, the Argentine government instituted exchange controls restricting the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. An entity’s authorization request to the Central Bank of Argentina (“CBA”) to access the official exchange market to make foreign currency payments may be denied depending on the circumstances. As a result of these exchange controls, markets in Argentina developed trading mechanisms, in which an entity or individual buys U.S. dollar denominated securities in Argentina (i.e. shares, sovereign debt) using Argentine Pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as “Blue Chip Swap Rate”). The Blue Chip Swap Rate has diverged significantly from Argentina’s official exchange rate (commonly known as exchange spread). In recent years, the Blue Chip Swap Rate has been higher than Argentina’s official exchange rate. As of September 30, 2023 and December 31, 2022, the spread of the Blue Chip Swap was 135.0% and 94.2%, respectively (see Note 16 of these unaudited interim condensed consolidated financial statements).
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

The Company’s consolidated estimated effective tax rate for the nine-month period ended September 30, 2023 increased as compared to the same period in 2022. This was a result of (i) taxable foreign exchange gains accounted for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, Argentina’s operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country, (ii) a higher proportion of pre-tax results arising from entities under general income tax treatment regime over the Brazilian segment as compared to the same period in 2022 and (iii) higher non-deductible foreign exchange losses related to the acquisition of our own common stock in the Argentine market. This increase was partially offset by the reversal of the valuation allowances in one of the Company’s Mexican subsidiaries during the third quarter of 2023.
The Company’s consolidated estimated effective tax rate for the three-month period ended September 30, 2023 decreased as compared to the same period in 2022, mainly as a result of the reversal of the valuation allowances in one of its Mexican subsidiaries during the third quarter of 2023. This decrease was partially offset by taxable foreign exchange gains accounted for local tax purposes, which are not recorded for accounting purposes given that under U.S. GAAP and due to Argentina’s highly inflationary status, Argentina’s operations’ functional currency is the U.S. dollar.
A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized. In accordance with ASC 740, Management periodically assesses the need to either establish or reverse a valuation allowance for deferred tax assets considering positive and negative objective evidence related to the realization of the deferred tax assets. In its assessment, Management considers, among other factors, the nature, frequency and magnitude of current and cumulative losses on an individual subsidiary basis, projections of future taxable income, the duration of statutory carryforward periods, as well as feasible tax planning strategies, which would be employed by the Company to prevent tax loss carryforwards from expiring unutilized. As of September 30, 2023, the Company’s Management concluded that an amount of $141 million of valuation allowance should be reversed at that date given that is more likely than not that deferred tax assets from DeRemate.com de México, S. de R.L. de C.V., a Mexican subsidiary, will be realized in the foreseeable future. The change in judgment regarding the realizability of the deferred tax assets of the Mexican subsidiary was triggered during the three-month period ended September 30, 2023, as positive trends observed in recent periods became enough evidence to support the conclusion.
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
As a result, the Company recorded an income tax benefit of $35 million and $14 million, and $19 million and $15 million during the nine and three-month periods ended September 30, 2023 and 2022, respectively. The aggregate per share effect of the income tax benefit amounted to $0.69 and $0.27, and $0.38 and $0.30 for the nine and three-month periods ended September 30, 2023 and 2022, respectively. Furthermore, the Company recorded a social security benefit of $49 million and $16 million, and $39 million and $13 million during the nine and three-month periods ended September 30, 2023 and 2022, respectively.
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
On March 31, 2022, the FASB issued the ASU 2022-02 “Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures (Topic 326): Financial Instruments – Credit Losses”, which eliminates the accounting guidance on TDRs, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. The amendments should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, where an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The Company adopted this standard effective as of January 1, 2023 and it did not have a material impact on the Company’s financial statements.
On September 29, 2022, the FASB issued the ASU 2022-04 “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. The amendments in this update require entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The Company adopted this standard effective as of January 1, 2023, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The guidance should be applied retrospectively to all periods in which a balance sheet is presented, except for the rollforward requirement, which should be applied prospectively. The Company and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of the Company’s suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in the Company’s payment policy. Suppliers’ voluntary inclusion of invoices in the SFP does not change the Company’s payment terms, the amounts paid or liquidity. The Company has no economic interest in a supplier’s decision to participate in the SFP and has no financial impact in connection with the SFP. As of September 30, 2023 and December 31, 2022, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $302 million and $227 million, respectively, and are included in the unaudited interim condensed consolidated balance sheets within accounts payable and accrued expenses line.
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

On August 24, 2023, the CBA issued Communication “A” 7825, which states that PSPOCPs must allocate in full to their clients any compensation received from financial institutions for investing clients’ funds held in deposit accounts into Argentine treasury bonds. Since August 25, 2023, MercadoLibre S.R.L. is not receiving any compensation from financial institutions for clients’ funds held in deposit account. As a consequence, Communication “A” 7825 has no applicable effect for MercadoLibre S.R.L.
On September 14, 2023, the CBA issued Communication “A” 7861, establishing that starting on December 1, 2023, DEBIN (debit immediate), the main funding source of Mercado Pago users’ accounts, will be suspended and replaced with a pull transfer method that requires the consent of the client outside of Mercado Pago’s environment before the first use. Management is currently assessing the situation since this suspension and replacement may lead to pertinent changes to the way that Mercado Pago users are able to link and transfer funds to their digital accounts from their respective bank accounts or other digital accounts.
Brazil
The new prudential rules announced by the Central Bank during March 2022 were effective starting in July 2023, with full implementation by January 2025. The new rules require a gradual increase in regulatory capital requirement for the Company’s regulated Brazilian subsidiaries until 2025: 6.75% from July 2023, 8.75% from January 2024 and 10.50% from January 2025.
Colombia
On June 28, 2023, MercadoPago S.A. Compañía de Financiamiento obtained a license to operate as a financial institution in Colombia which enables it to offer financial deposits (digital accounts). The minimum capital requirement has been paid-in. This subsidiary is expected to be operational by the first quarter of 2024.
Uruguay
On July 11, 2023, the Central Bank of Uruguay approved MercadoPago Uruguay S.R.L. to start operations as an Electronic Money Issuing Institution (“IEDE” according to its Spanish acronym). On October 1, 2023, MercadoPago Uruguay S.R.L. started operations. Under applicable regulations, MercadoPago Uruguay S.R.L. must deposit and maintain users’ funds in specific local bank accounts in order to ensure availability of existing balances in each user’s digital account.
Chile
On April 27, 2023, the Commission for the Financial Market (“CMF” according to its Spanish acronym) authorized the merger of Mercado Pago Operadora S.A. (formerly known as “Mercado Pago S.A.”) and Red Procesadora de Pagos Limitada, effective on May 1, 2023. This merger allows Mercado Pago Operadora S.A. to extend the processing of transactions and enable businesses and entrepreneurs in Chile the opportunity to access the Company’s ecosystem of Fintech services.

4. Net income per share
Basic earnings per share for the Company’s common stock is computed by dividing, net income for the period by the weighted average number of common shares outstanding during the period.
In August, 2018, the Company issued an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (“2028 Notes”). The conversion of these notes is included in the calculation for diluted earnings per share utilizing the “if converted” method. Accordingly, conversion of these Notes is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive.
The denominator for diluted net income per share for the nine and three-month periods ended September 30, 2022 did not include any effect from the capped call transactions entered into by the Company with certain financial institutions with respect to shares of the Company’s common stock (“2028 Notes Capped Call Transactions”), which were settled on September 1, 2023, because it would be antidilutive. See Note 12 to these unaudited interim condensed consolidated financial statements and Note 17 to the financial statements for the year ended December 31, 2022, contained in the Company’s 2022 10-K for more details regarding the 2028 Notes and the 2028 Notes Capped Call Transactions.

Net income per share of common stock is as follows for the nine and three-month periods ended September 30, 2023 and 2022:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2023		2022		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share (*)	$16.40	$16.36	$6.30	$6.29	$7.18	$7.16	$2.57	$2.56

Numerator (in millions):
Net income	$822	$822	$317	$317	$359	$359	$129	$129
Effect of dilutive 2028 Notes	—	1	—	6	—	—	—	2
Net income available to common stock	$822	$823	$317	$323	$359	$359	$129	$131

Denominator:
Weighted average of common stock outstanding for earnings per share	50,137,826	50,137,826	50,365,813	50,365,813	50,008,320	50,008,320	50,325,075	50,325,075
Adjustment for assumed conversions	—	201,119	—	990,268	—	201,119	—	990,268
Adjusted weighted average of common stock outstanding for earnings per share	50,137,826	50,338,945	50,365,813	51,356,081	50,008,320	50,209,439	50,325,075	51,315,343
(*) Figures have been calculated using non-rounded amounts.

5. Cash, cash equivalents, restricted cash and cash equivalents and investments
The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	September 30, 2023	December 31, 2022
	(In millions)
Cash and cash equivalents
Cash in bank accounts	$1,238	$1,160
Money market	764	599
Time deposits	169	130
U.S. government debt securities	—	21
Total cash and cash equivalents	$2,171	$1,910
Restricted cash and cash equivalents
Securitization transactions (2)	$281	$459
Foreign government debt securities (Central Bank of Brazil mandatory guarantee) (1)	—	158
Bank account (Argentine Central Bank regulation) (1)	413	496
Bank account (Mexican National Banking and Securities Commission regulation) (1)	38	9
Time deposits (Mexican National Banking and Securities Commission regulation) (1)	264	239
Bank account (Chilean Commission for the Financial Market regulation) (1)	27	4
Time deposits (Chilean Commission for the Financial Market regulation) (1)	36	49
Money market (Secured lines of credit guarantee)	26	33
Bank account (Financial Superintendence of Colombia regulation) (1)	—	1
Money market (Financial Superintendence of Colombia regulation) (1)	—	5
Total restricted cash and cash equivalents	$1,085	$1,453
Total cash, cash equivalents, restricted cash and cash equivalents (3)	$3,256	$3,363
Short-term investments
U.S. government debt securities	$1,124	$558
Foreign government debt securities (Central Bank of Brazil mandatory guarantee) (1)	1,762	1,219
Foreign government debt securities (4)	94	123
Time deposits	326	439
Securitization transactions (2)	1	—
Equity securities at fair value	13	$—
Total short-term investments	$3,320	$2,339
Long-term investments
U.S. government debt securities	$—	$175
Foreign government debt securities (5)	67	70
Securitization transactions (2)	24	21
Equity securities held at cost	58	56
Total long-term investments	$149	$322
(1)Regulations issued by the Central Banks and other regulators of the countries where the Company operates applicable to its Fintech business are described in Note 3 to the consolidated financial statements in the Company’s 2022 10-K. Recently issued regulations are described in Note 3 of these unaudited interim condensed consolidated financial statements.
(2)Investments from securitization transactions are restricted to the payment of amounts due to third-party investors.
(3)Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statement of cash flows.
(4)As of September 30, 2023, this includes $6 million that guarantee a line of credit and are considered restricted.
(5)On September 11, 2023, the Brazilian subsidiary Mercado Crédito Sociedade de Crédito, Financiamento e Investimento S.A. received $15 million of capital contribution from its shareholders, which is in the process of legal registration by the Central Bank of Brazil. As a result, $15 million of long-term investments are considered restricted as of September 30, 2023.

6. Loans receivable, net
The Company classifies loans receivable as “On-line merchant”, “Consumer”, “In-store merchant” and “Credit cards”. As of September 30, 2023 and December 31, 2022, the components of Loans receivable, net were as follows:

	September 30, 2023
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$418	$(120)	$298
Consumer	1,827	(573)	1,254
In-store merchant	294	(127)	167
Credit cards	863	(204)	659
Total	$3,402	$(1,024)	$2,378

	December 31, 2022
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$394	$(120)	$274
Consumer	1,568	(614)	954
In-store merchant	267	(145)	122
Credit cards	611	(225)	386
Total	$2,840	$(1,104)	$1,736

The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $1,038 million and $1,112 million as of September 30, 2023 and December 31, 2022, respectively, which includes $14 million and $8 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the unaudited interim condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023, the Company is exposed to off-balance sheet unused agreed loan commitments on its credit cards portfolio, which exposes the Company to credit risks. For the nine and three-month periods ended September 30, 2023, the Company recognized in Provision for doubtful accounts of $5 million and $2 million as expected credit losses, respectively.
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

The amortized cost of the loans receivable classified by the Company’s credit quality internal indicator was as follows:

	September 30, 2023	December 31, 2022
	(In millions)
1-30 days past due	$183	$118
31-60 days past due	98	88
61-90 days past due	78	86
91-120 days past due	83	103
121-150 days past due	81	110
151-180 days past due	73	112
181-210 days past due	69	100
211-240 days past due	74	93
241-270 days past due	71	89
271-300 days past due	72	73
301-330 days past due	82	85
331-360 days past due	84	75
Total past due	1,048	1,132
To become due	2,354	1,708
Total	$3,402	$2,840
The following tables summarize the allowance for doubtful accounts activity during the nine-month periods ended September 30, 2023 and 2022:

	September 30, 2023
	On-line merchant	Consumer	In-store merchant	Credit cards	Total
	(In millions)
Balance at beginning of year	$120	$614	$145	$225	$1,104
Net charged to Net Income	81	417	93	140	731
Currency translation adjustments	3	9	—	10	22
Write-offs (*)	(84)	(467)	(111)	(171)	(833)
Balance at end of period	$120	$573	$127	$204	$1,024

	September 30, 2022
	On-line merchant	Consumer	In-store merchant	Credit cards	Total
	(In millions)
Balance at beginning of year	$79	$232	$76	$48	$435
Net charged to Net Income	83	457	111	191	842
Currency translation adjustments	(2)	(19)	(3)	(9)	(33)
Write-offs (*)	(48)	(133)	(48)	(7)	(236)
Balance at end of period	$112	$537	$136	$223	$1,008
(*) The Company writes off loans when customer balance becomes 360 days past due.
The increase in write-offs for the nine-month period ended September 30, 2023, compared to the same period in 2022, is mainly generated by higher originations of loans receivable for the nine-month period ended September 30, 2022, compared to the same period in 2021, generating a higher write-offs effect in the period ended September 30, 2023.

7. Goodwill and intangible assets
Intangible assets
The composition of goodwill and intangible assets is as follows:

	September 30, 2023	December 31, 2022
	(In millions)
Goodwill	$159	$153
Intangible assets with indefinite lives
- Trademarks	3	4
'- Digital assets (1)	9	9
Amortizable intangible assets
- Licenses and others	14	13
- Non-compete agreements	4	4
- Customer lists	12	12
- Trademarks	13	12
- Hubs network	4	4
- Others	3	3
Total intangible assets	$62	$61
Accumulated amortization	(41)	(36)
Total intangible assets, net	$21	$25
(1)Digital assets are net of $21 million of impairment losses as of both September 30, 2023 and December 31, 2022.
Goodwill
The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2023 and the year ended December 31, 2022 are as follows:

	Nine Months Ended September 30, 2023
	Brazil	Argentina	Mexico	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the period	$60	$10	$39	$37	$5	$2	$153
Effect of exchange rates changes	2	—	5	(2)	1	—	6
Balance, end of the period	$62	$10	$44	$35	$6	$2	$159

	Year Ended December 31, 2022
	Brazil	Argentina	Mexico	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the period	$56	$10	$37	$37	$6	$2	$148
Effect of exchange rates changes	4	—	2	—	(1)	—	5
Balance, end of the period	$60	$10	$39	$37	$5	$2	$153
Amortizable intangible assets
Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, hubs network, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets for the nine-month periods ended September 30, 2023 and 2022 amounted to $4 million and $4 million, respectively, while aggregate amortization expense for intangible assets totaled $1 million and $1 million for the three-month periods ended September 30, 2023 and 2022, respectively.

The following table summarizes the remaining amortization of intangible assets (in millions of U.S. dollars) with definite useful life as of September 30, 2023:

For year to be ended December 31, 2023	$1
For year to be ended December 31, 2024	3
For year to be ended December 31, 2025	1
For year to be ended December 31, 2026	1
Thereafter	3
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
The following tables summarize the financial performance of the Company’s reporting segments:

	Nine Months Ended September 30, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$5,365	$2,317	$2,066	$464	$10,212
Direct costs	(4,027)	(1,289)	(1,593)	(429)	(7,338)
Direct contribution	1,338	1,028	473	35	2,874
Operating expenses and indirect costs of net revenues					(1,291)
Income from operations					1,583
Other income (expenses):
Interest income and other financial gains					545
Interest expense and other financial losses					(297)
Foreign currency losses, net					(508)
Net income before income tax expense and equity in earnings of unconsolidated entity					$1,323

	Nine Months Ended September 30, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$4,134	$1,787	$1,257	$357	$7,535
Direct costs	(3,472)	(1,068)	(1,075)	(348)	(5,963)
Direct contribution	662	719	182	9	1,572
Operating expenses and indirect costs of net revenues					(887)
Income from operations					685
Other income (expenses):
Interest income and other financial gains					142
Interest expense and other financial losses					(221)
Foreign currency losses, net					(134)
Net income before income tax expense and equity in earnings of unconsolidated entity					$472

	Three Months Ended September 30, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$2,006	$825	$772	$157	$3,760
Direct costs	(1,435)	(441)	(605)	(150)	(2,631)
Direct contribution	571	384	167	7	1,129
Operating expenses and indirect costs of net revenues					(444)
Income from operations					685
Other income (expenses):
Interest income and other financial gains					196
Interest expense and other financial losses					(111)
Foreign currency losses, net					(239)
Net income before income tax expense and equity in earnings of unconsolidated entity					$531

	Three Months Ended September 30, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$1,431	$675	$465	$119	$2,690
Direct costs	(1,209)	(376)	(384)	(121)	(2,090)
Direct contribution	222	299	81	(2)	600
Operating expenses and indirect costs of net revenues					(304)
Income from operations					296
Other income (expenses):
Interest income and other financial gains					65
Interest expense and other financial losses					(92)
Foreign currency losses, net					(71)
Net income before income tax expense and equity in earnings of unconsolidated entity					$198
The following tables summarize net revenues per reporting segment, which have been disaggregated by similar products and services for the nine and three-month periods ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	Brazil		Argentina		Mexico		Other Countries		Total
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
	(In millions)
Commerce services (a)	$2,615	$1,877	$727	$602	$1,160	$702	$293	$234	$4,795	$3,415
Commerce products sales (b)	552	344	158	198	212	161	23	29	945	732
Total commerce revenues	$3,167	$2,221	$885	$800	$1,372	$863	$316	$263	$5,740	$4,147
Fintech services (c)	1,375	1,059	927	636	198	97	134	86	2,634	1,878
Credit revenues (d)	808	833	502	347	489	291	5	2	1,804	1,473
Fintech products sales (e)	15	21	3	4	7	6	9	6	34	37
Total fintech revenues	$2,198	$1,913	$1,432	$987	$694	$394	$148	$94	$4,472	$3,388
Total net revenues	$5,365	$4,134	$2,317	$1,787	$2,066	$1,257	$464	$357	$10,212	$7,535

	Three Months Ended September 30,
	Brazil		Argentina		Mexico		Other Countries		Total
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
	(In millions)
Commerce services (a)	$1,007	$669	$260	$221	$429	$257	$100	$76	$1,796	$1,223
Commerce products sales (b)	204	111	50	69	70	54	8	8	332	242
Total commerce revenues	$1,211	$780	$310	$290	$499	$311	$108	$84	$2,128	$1,465
Fintech services (c)	487	357	344	245	75	38	45	32	951	672
Credit revenues (d)	304	287	171	139	195	115	2	1	672	542
Fintech products sales (e)	4	7	—	1	3	1	2	2	9	11
Total fintech revenues	$795	$651	$515	$385	$273	$154	$49	$35	$1,632	$1,225
Total net revenues	$2,006	$1,431	$825	$675	$772	$465	$157	$119	$3,760	$2,690
(a)Includes final value fees paid by sellers derived from intermediation services and related shipping and storage fees, classified fees derived from classified advertising services and ad sales.
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
(d)Includes interest earned on loans and advances granted to merchants and consumers, and interest earned on Mercado Pago credit card transactions.
(e)Includes sales of mobile point of sales devices.

The following table summarizes the allocation of property and equipment, net based on geography:

	September 30, 2023	December 31, 2022
	(In millions)
US property and equipment, net	$2	$1
Property and equipment, net
Argentina	199	188
Brazil	527	514
Mexico	267	206
Other countries	86	84
	$1,079	$992
Total property and equipment, net	$1,081	$993
The following table summarizes the allocation of the operating lease right-of-use assets based on geography:

	September 30, 2023	December 31, 2022
	(In millions)
Argentina	$49	$53
Brazil	349	286
Mexico	330	245
Other countries	68	72
Total operating lease right-of-use assets	$796	$656
The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30, 2023	December 31, 2022
	(In millions)
US intangible assets, net	$9	$9
Goodwill and intangible assets, net
Argentina	13	14
Brazil	66	63
Mexico	44	40
Other countries	48	52
	$171	$169
Total goodwill and intangible assets, net	$180	$178

9. Fair value measurement of assets and liabilities
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

Description	Balances as of September 30, 2023	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)	Balances as of December 31, 2022	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
	(In millions)
Assets
Cash and Cash Equivalents:
Money Market	$764	$764	$—	$—	$599	$599	$—	$—
U.S. government debt securities (1)	—	—	—	—	21	21	—	—
Restricted Cash and Cash Equivalents:
Money Market (3)	219	219	—	—	352	352	—	—
Foreign government debt securities (Central Bank of Brazil Mandatory Guarantee) (1)	—	—	—	—	158	158	—	—
Investments:
U.S. government debt securities (1)	1,124	1,124	—	—	733	733	—	—
Foreign government debt securities (Central Bank of Brazil Mandatory Guarantee) (1)	1,762	1,762	—	—	1,219	1,219	—	—
Foreign government debt securities (1) (2)	186	186	—	—	214	214	—	—
Equity securities at fair value	13	13	—	—	—	—	—	—
Other Assets:
Derivative Instruments	16	—	16	—	1	—	1	—
USDC	—	—	—	—	3	3	—	—
Customer crypto-assets safeguarding assets	21	—	21	—	15	—	15	—
Total Assets	$4,105	$4,068	$37	$—	$3,315	$3,299	$16	$—
Liabilities:
Long-term retention program	$74	$—	$74	$—	$58	$—	$58	$—
Other Liabilities:
Contingent considerations	—	—	—	—	8	—	—	8
Derivative Instruments	18	—	18	—	24	—	24	—
Customer crypto-assets safeguarding liabilities	21	—	21	—	15	—	15	—
Total Liabilities	$113	$—	$113	$—	$105	$—	$97	$8
(1)Measured at fair value with impact on the statement of income for the application of the fair value option. (See Note 2 – Fair value option applied to certain financial instruments).
(2)As of September 30, 2023 and December 31, 2022 includes $25 million and $21 million, respectively, of investments from securitization transactions that are restricted to the payment of amounts due to third-party investors. (See Note 5 - Cash, cash equivalents, restricted cash and cash equivalents and investments).
(3)As of September 30, 2023 and December 31, 2022 includes $193 million and $314 million, respectively, of money market funds from securitization transactions. (See Note 5 - Cash, cash equivalents, restricted cash and cash equivalents and investments).

As of September 30, 2023 and December 31, 2022, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis were valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions. The unobservable inputs of the fair value of contingent considerations classified as Level 3 refer to the amounts to be paid according to the respective agreements of each acquisition, the likelihood of achievement of the performance targets arising from each one (expected to be 100%), and the Company’s historical experience with similar arrangements. Reasonable variation on those unobservable inputs would not significantly change the fair value of those instruments. As of September 30, 2023 and December 31, 2022, the Company had not changed the methodology nor the assumptions used to estimate the fair value of the financial instruments.
There were no transfers to and from Levels 1, 2 and 3 during the nine-month period ended September 30, 2023. There were no transfers to and from Levels 1, 2 and 3 during the year ended December 31, 2022, other than as detailed in the table below.
As of September 30, 2023, the contingent considerations measured at fair value using Level 3 inputs were settled. The following table summarizes the reconciliation of the financial liabilities measured at fair value using Level 3 inputs as of December 31, 2022:

	Year Ended December 31, 2022
	Derivative Instruments, net	Contingent Considerations
	(In millions)
Balance, beginning of the year	$11	$(9)
Net Additions	3	—
Settlements	7	1
Foreign Currency Translation	(5)	—
Gain (Losses) in Other Comprehensive Income	(15)	—
Gain (Losses) on Income Statement	(28)	—
Transfers out of level 3 to level 2	27	—
Balance, end of the year	$—	$(8)
The Company’s election of the fair value option applies to the: i) Brazilian federal government bonds and ii) U.S. treasury notes. The Company recognized fair value changes in interest income and other financial gains which includes the related interest income of those instruments. Such fair value changes and interest income amount to $195 million and $81 million, and $104 million and $42 million for the nine and three-month periods ended September 30, 2023 and 2022, respectively.
As of September 30, 2023 and December 31, 2022, the Company held no debt securities classified as available for sale. However, during the year ended December 31, 2022, the Company purchased and sold all the corporate debt securities classified as available for sale, resulting in $156 million of proceeds from the sales and in gross realized gains less than $1 million. The cost of these securities was determined under a specific identification basis.

Financial assets and liabilities not measured and recorded at fair value
The following table summarizes the estimated fair value of the financial assets and liabilities of the Company not measured at fair value as of September 30, 2023 and December 31, 2022:

	Balances as of September 30, 2023	Estimated fair value as of September 30, 2023	Balances as of December 31, 2022	Estimated fair value as of December 31, 2022
	(In millions)
Assets
Cash and cash equivalents	$1,407	$1,407	$1,290	$1,290
Restricted cash and cash equivalents	866	866	943	943
Investments	326	326	439	439
Accounts receivables, net	161	161	130	130
Credit card receivables and other means of payment, net	3,375	3,375	2,946	2,946
Loans receivable, net	2,378	2,387	1,736	1,761
Other assets	395	395	273	273
Total Assets	$8,908	$8,917	$7,757	$7,782
Liabilities
Accounts payable and accrued expenses	$1,910	$1,910	$1,393	$1,393
Funds payable to customers	4,016	4,016	3,454	3,454
Amounts payable due to credit and debit card transactions	757	757	488	488
Salaries and social security payable	445	445	349	349
Loans payable and other financial liabilities	4,454	4,486	4,758	4,997
Other liabilities	206	206	186	186
Total Liabilities	$11,788	$11,820	$10,628	$10,867

As of September 30, 2023 and December 31, 2022, the carrying value of the Company’s financial assets (except for loans receivable and equity securities held at cost) not measured at fair value approximated their fair value mainly because of their short-term maturity. If these financial assets were measured at fair value in the financial statements, cash and restricted cash would be classified as Level 1 (where cost and fair value are aligned) and the remaining financial assets would be classified as Level 2. The estimated fair value of the loans receivable would be classified as Level 3 based on the Company’s assumptions.
As of September 30, 2023 and December 31, 2022, the carrying value of the Company’s financial liabilities (except for 2028 Notes, 2026 Sustainability Notes and 2031 Notes) not measured at fair value approximated their fair value mainly because of their short-term maturity and the effective interest rates are not materially different from market interest rates. If these financial liabilities were measured at fair value in the financial statements, these would be classified as Level 2. As of September 30, 2023 and December 31, 2022, the estimated fair value of the 2026 Sustainability Notes and 2031 Notes would be $365 million and $359 million, and $553 million and $541 million, respectively, based on Level 2 inputs. Also, as of September 30, 2023 and December 31, 2022, the estimated fair value of the 2028 Notes would be $255 million and $884 million, respectively, and would be classified as Level 2 based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The fair value of the 2028 Notes is primarily affected by the trading price of the Company’s common stock and market interest rates. Based on the $1,267.88 closing price of the Company’s common stock on September 30, 2023, the if-converted value of the 2028 Notes exceeded their principal amount by $167 million.

10. Commitments and Contingencies
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers it probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of September 30, 2023, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $72 million to cover legal actions against the Company in which Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.
In addition, as of September 30, 2023, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible of resulting in a loss for an estimated aggregate amount up to $480 million. No loss amounts have been accrued for such reasonably possible legal actions.
For further information related to contingent liabilities please refer to Note 15 to the consolidated financial statements in the Company’s 2022 10-K.
Tax Claims
Interstate rate of ICMS-DIFAL on interstate sales
The tax claim related to the interstate rate of ICMS-DIFAL (Imposto sobre Circulaçao de Mercadorias, Serviços de Transporte Interestadual, Intermunicipal e Comunicação on interstate sales at a differential rate) without the existence of a complementary law is described in Note 15 to the consolidated financial statements in the Company’s 2022 10-K. In April 2023, and based on court authorization, the Company withdrew the deposits corresponding to the case related to the State of Santa Catarina, which had become final and unappealable in September 2022 in favor of eBazar.com.br Ltda. In June 2023, the case related to the State of Goiás (whose risk of losing had been considered remote), reached a final and unappealable judgment in favor of eBazar.com.br Ltda. and Mercado Pago Instituição de Pagamento Ltda., and the companies will withdraw the deposits corresponding to the case as soon as the court authorization is granted. In August 2023, one of the cases related to the State of Bahia (whose risk of losing had been considered probable), reached a final and unappealable judgment in favor of the State. Finally, in September 2023, one of the cases related to the State of Rio de Janeiro (whose risk of losing had been considered probable), reached a final and unappealable judgment in favor of the State. The remaining cases pending as of December 31, 2022 had no updates during the nine-month period ended September 30, 2023. The Company maintains a $3 million provision as of September 30, 2023 for the disputed amounts related to the 4 ongoing cases whose risk of losing is considered by Management to be probable, based on the opinion of external legal counsel.
In addition, with respect to the tax claims related to the interstate rate of ICMS-DIFAL on interstate sales under the supplementary Law No. 190/22, as described in Note 15 to the consolidated financial statements in the Company’s 2022 10-K, the Brazilian Supreme Court has announced that it expects to make a judgment regarding the constitutionality of the supplementary Law on November 22, 2023.
Exclusion of ICMS tax benefits from PIS and COFINS tax base
The Company receives ICMS tax benefits from the State of Minas Gerais, Brazil, granted through a special regime signed with the State by means of a term of agreement, which are aimed at implementing and expanding business in the State. The Company accounted for the tax benefit netting cost of net revenues for the nine and three-month periods ended September 30, 2023, for $44 million and $16 million, respectively, and for the nine and three-month periods ended September 30, 2022, for $25 million and $8 million, respectively.
On April 25, 2023, the Company filed a writ of mandamus seeking an injunction and claiming the exclusion of the amounts relating to the ICMS tax benefits granted by the State of Minas Gerais in the tax base of the Social Contributions (PIS and COFINS).

On May 26, 2023, a decision was rendered granting the injunction requested. The Company is currently waiting for the final judicial decision. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts. The Company accounted for $9 million for PIS and COFINS tax benefits arising from the ICMS tax incentives during the nine-month period ended September 30, 2023, considering the exchange rate as of September 30, 2023, of which $2 million corresponded to the period ended December 31, 2021, and $3 million corresponded to the period ended December 31, 2022.
Marketplace joint and several liability
In the context of intermediation transactions on the marketplace platform, the Brazilian subsidiary eBazar.com.br Ltda. received tax assessments aimed at collecting alleged ICMS debts for the 2017 to 2019 fiscal years, in the amount of $8 million, considering the exchange rate as of September 30, 2023. The tax assessment intends to attribute to eBazar.com.br Ltda. the joint and several liability for the payment of ICMS allegedly due by sellers on the sale of goods without compliant invoices. The Company presented its objection in August 2023. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible, but not probable.
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
As of September 30, 2023 and December 31, 2022, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $4,364 million and $4,002 million, respectively, for which the Company recorded a provision of $5 million and $6 million, respectively.
Commitments
The Company committed to purchase cloud platform services from two U.S. suppliers based on the following terms:
a) for a total amount of $824 million, to be paid between October 1, 2021 and September 30, 2026. As of September 30, 2023, the Company had paid $342 million; and
b) for a total amount of $200 million, to be paid between September 23, 2022 and September 23, 2025. As of September 30, 2023, the Company had paid $51 million.
On April 8, 2022, the Company signed a 10-year agreement with Gol Linhas Aereas S.A. under which the Company is committed to contract a minimum amount of air logistics services for a total annual cost of $43 million (total amount once all the dedicated aircraft are in operation). Pursuant to the agreement, Gol Linhas Aereas S.A. provides logistics services in Brazil to Mercado Envios through six dedicated aircraft, five of which have already started operations as of September 30, 2023.
In connection with the closing of MELI Kaszek Pioneer Corp’s (“MEKA”) initial public offering on October 1, 2021, MEKA (a special purpose acquisition company sponsored by MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”), which is a joint venture between Company’s subsidiary MELI Capital Ventures LLC and Kaszek Ventures Opportunity II, L.P.) entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from MEKA 5 million Class A ordinary shares at a price of $10 per share in a private placement to close substantially concurrently with the consummation of MEKA’s initial business combination. MEKA will be deemed to be dissolved on January 2, 2024, resulting in the extinguishment of this commitment.

11. Long term retention program (“LTRP”)
The following table summarizes the long term retention program accrued compensation expense for the nine and three-month periods ended September 30, 2023 and 2022, which are payable in cash according to the decisions made by the Board of Directors (the “Board”):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
LTRP 2017	$—	$(3)	$—	$1
LTRP 2018	3	(2)	1	1
LTRP 2019	13	12	4	5
LTRP 2020	15	14	5	5
LTRP 2021	17	16	5	5
LTRP 2022	31	22	9	7
LTRP 2023	43	—	15	—
Total LTRP	$122	$59	$39	$24

12. Loans payable and other financial liabilities
The following tables summarize the Company’s Loans payable and other financial liabilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In millions)
Current loans payable and other financial liabilities:
Loans from banks	$489	$319
Bank overdrafts	—	9
Secured lines of credit	94	115
Financial Bills	—	113
Deposit Certificates	901	993
Commercial Notes	2	6
Finance lease obligations	20	14
Collateralized debt	664	535
2028 Notes	87	3
2026 Sustainability Notes	2	4
2031 Notes	4	10
Other lines of credit	9	10
	$2,272	$2,131
Non-Current loans payable and other financial liabilities:
Loans from banks	$90	$145
Secured lines of credit	19	24
Financial Bills	8	—
Deposit Certificates	—	3
Commercial Notes	202	187
Finance lease obligations	40	37
Collateralized debt	774	703
2028 Notes	—	436
2026 Sustainability Notes	397	398
2031 Notes	651	694
Other lines of credit	1	—
	$2,182	$2,627

Type of instrument	Currency	Interest	Weighted Average Interest Rate		Maturity	September 30, 2023	December 31, 2022
						(In millions)
Loans from banks
Chilean Subsidiaries	Chilean Pesos	Fixed	9.99	%	October 2023 - April 2025	$102	$150
Brazilian Subsidiary (*)	US Dollar	Fixed	5.75	%	November 2023	52	—
Brazilian Subsidiary (*)	US Dollar	—	—	%	—	—	59
Brazilian Subsidiary (*)	US Dollar	Fixed	5.91	%	August 2024	162	—
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.8	%	October 2023 - May 2031	9	9
Mexican Subsidiary	Mexican Pesos	Variable	TIIE + 2.20 - 3.50	%	October 2023 - June 2027	192	177
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	9.90	%	October 2023	48	47
Colombian Subsidiary	Colombian Pesos	Fixed	13.98	%	November 2023	14	22

Bank overdrafts
Uruguayan Subsidiary	Uruguayan Pesos	—	—	%	—	—	9

Secured lines of credit
Argentine Subsidiaries	Argentine Pesos	Fixed	103.12	%	October 2023	84	107
Mexican Subsidiary	Mexican Pesos	Fixed	10.17	%	October 2023 - July 2027	29	32

Financial Bills
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 1.15 - 1.40	%	March - June 2025	8	113

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	—	—	%	—	—	272
Brazilian Subsidiary	Brazilian Reais	Variable	100% to 140% of CDI		October 2023 - September 2024	769	565
Brazilian Subsidiary	Brazilian Reais	Fixed	11.90 - 14.40	%	October 2023 - April 2024	92	114
Brazilian Subsidiary	Brazilian Reais	Variable	106.50% of CDI		November 2023	40	45

Commercial Notes
Brazilian Subsidiary	Brazilian Reais	Variable	DI + 0.88	%	October 2023 - August 2027	72	71
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41	%	October 2023 - August 2029	132	122

Finance lease obligations						60	51
Collateralized debt						1,438	1,238
2028 Notes	US Dollar	Fixed	2.00	%	October - November 2023	87	439
2026 Sustainability Notes	US Dollar	Fixed	2.375	%	January 2024 - January 2026	399	402
2031 Notes	US Dollar	Fixed	3.125	%	January 2024 - January 2031	655	704
Other lines of credit						10	10
						$4,454	$4,758
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
In May 2023, the Company repurchased a $2 million and $44 million principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid amounted to $38 million. For the nine-month periods ended September 30, 2023, the Company recognized $8 million as a gain in Interest income and other financial gains in the unaudited interim condensed consolidated statements of income.
For additional information regarding the 2026 Sustainability Notes and the 2031 Notes please refer to Note 17 to the audited consolidated financial statements for the year ended December 31, 2022, contained in the Company’s 2022 10-K.

2.00% Convertible Senior Notes Due 2028 (“2028 Notes”)
On September 19, 2023, the Company announced its intention to redeem all its 2028 Notes on November 14, 2023. Holders of the 2028 Notes may elect to convert their notes at any time before November 13, 2023. Each $1,000 principal amount of 2028 Notes is convertible into 2.2952 shares of MercadoLibre common stock.
This conversion rate reflects an increase of 0.0399 additional shares per $1,000 principal amount of 2028 Notes above the otherwise applicable conversion rate, which applies because the notes have been called for redemption. The Company settles any conversions solely in shares of common stock, except that any fractional shares that would otherwise be deliverable are paid out in cash. The redemption price to be paid for any notes that are not converted will be 100% of the redeemed notes’ principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.
As of September 30, 2023, holders of the 2028 Notes converted $351 million principal amount of 2028 Notes into 806,629 shares of the Company’s common stock which MercadoLibre held as treasury stock. As of September 30, 2023, these 2028 Notes conversions generated a non-cash transaction of $350 million. As of the date of issuance of these unaudited interim condensed consolidated financial statements, $379 million principal amount of 2028 Notes were converted into 869,692 shares of the Company’s common stock. After all 2028 Notes’ conversions mentioned, the outstanding principal amount of 2028 Notes is $60 million.
The Company entered into 2028 Notes Capped Call Transactions. The settlement averaging period with respect to the 2028 Notes Capped Call Transactions began on June 28, 2023 and ended on August 30, 2023, and the 2028 Notes Capped Call Transactions settlement date was September 1, 2023. As a result the Company received 289,675 shares of common stock.
As of September 30, 2023, the principal and issuance costs of the 2028 Notes amounted to $88 million and $1 million, respectively. As of December 31, 2022, the principal and issuance costs of the 2028 Notes amounted to $439 million and $3 million, respectively. For the nine and three-month periods ended September 30, 2023 and 2022, the Company recognized interest expense, including the amortization of issuance costs of $7 million and $2 million, in both periods, respectively.
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
As of September 30, 2023, no amounts have been borrowed under the facility.
13. Securitization Transactions
The process of securitization consists of the issuance of securities collateralized by a pool of assets through a special purpose entity (“SPEs”), often under a VIE.
The Company securitizes financial assets associated with its credit card receivables and loans receivable portfolio. The Company’s securitization transactions typically involve the legal transfer of financial assets to bankruptcy remote SPEs. The Company generally retains economic interests in the collateralized securitization transactions, which are retained in the form of subordinated interests. For accounting purposes, the Company is generally precluded from recording the transfers of assets in securitization transactions as sales or is required to consolidate the SPE.
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
The following table summarizes the Company’s collateralized debt under securitization transactions, as of September 30, 2023:

SPEs	Collateralized debt as of September 30, 2023	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	$201	CDI + 2.50%	Brazilian Reais	May 2025
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	13	CDI + 3.50%	Brazilian Reais	August 2025
Olimpia Fundo de Investimento Em Direitos Creditórios	105	CDI + 1.25%	Brazilian Reais	November 2024
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	125	CDI + 2.35%	Brazilian Reais	January 2030
Seller Fundo De Investimento Em Direitos Creditórios	208	CDI + 1.60%	Brazilian Reais	March 2026
Seller Fundo De Investimento Em Direitos Creditórios	103	CDI + 1.80%	Brazilian Reais	May 2026
Mercado Crédito Consumo XVI	2	Badlar rates plus 200 basis points with a min 60% and a max 92%	Argentine Pesos	December 2023
Mercado Crédito Consumo XVII	6	Badlar rates plus 200 basis points with a min 60% and a max 92%	Argentine Pesos	January 2024
Mercado Crédito Consumo XVIII	12	Badlar rates plus 200 basis points with a min 60% and a max 92%	Argentine Pesos	January 2024
Mercado Crédito Consumo XIX	14	Badlar rates plus 200 basis points with a min 60% and a max 92%	Argentine Pesos	February 2024
Mercado Crédito Consumo XX	17	Badlar rates plus 200 basis points with a min 60% and a max 92%	Argentine Pesos	March 2024
Mercado Crédito Consumo XXI	16	Badlar rates plus 200 basis points with a min 80% and a max 120%	Argentine Pesos	June 2024
Mercado Crédito Consumo XXII	17	Badlar rates plus 200 basis points with a min 80% and a max 120%	Argentine Pesos	June 2024
Mercado Crédito Consumo XXIII	18	Badlar rates plus 200 basis points with a min 80% and a max 120%	Argentine Pesos	August 2024
Mercado Crédito Consumo XXIV	17	Badlar rates plus 200 basis points with a min 100% and a max 140%	Argentine Pesos	October 2024
Mercado Crédito Consumo XXV (*)	17	Badlar rates plus 200 basis points with a min 100% and a max 150%	Argentine Pesos	November 2024
Mercado Crédito XVII	3	Badlar rates plus 200 basis points with a min 35% and a max 88%	Argentine Pesos	March 2024
Mercado Crédito XVIII	5	Badlar rates plus 200 basis points with a min 35% and a max 92%	Argentine Pesos	January 2024
Mercado Crédito XIX	11	Badlar rates plus 200 basis points with a min 100% and a max 140%	Argentine Pesos	August 2024
Fideicomiso de administración y fuente de pago CIB/3756	239	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.35%	Mexican Pesos	August 2026
Fideicomiso de administración y fuente de pago CIB/3369	289	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.0%	Mexican Pesos	April 2025
	$1,438
(*)As of September 30, 2023, Loans payable owned by this trust were obtained through private placements. Mercado Crédito Consumo XXV trust made a public bond offering in the Argentine stock market on October 4, 2023.

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
The assets and liabilities of the SPEs are included in the Company’s unaudited interim condensed consolidated financial statements as of September 30, 2023 and December 31, 2022 as follows:

	September 30, 2023	December 31, 2022
Assets	(In millions)
Current assets:
Restricted cash and cash equivalents	$281	$459
Short-term investments	1	—
Credit card receivables and other means of payments, net	106	317
Loans receivable, net	1,169	799
Total current assets	1,557	1,575
Non-current assets:
Long-term investments	24	21
Loans receivable, net	19	24
Total non-current assets	43	45
Total assets	$1,600	$1,620
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$—	$4
Loans payable and other financial liabilities	664	535
Other liabilities	4	1
Total current liabilities	668	540
Non-current liabilities:
Loans payable and other financial liabilities	774	703
Total non-current liabilities	774	703
Total liabilities	$1,442	$1,243

14. Leases
The Company leases certain fulfillment, cross-docking and services centers, office space, aircraft, aircraft hangars, machines, and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	December 31, 2022
	(In millions)
Operating Leases
Operating lease right-of-use assets	$796	$656

Operating lease liabilities	$786	$656

Finance Leases
Property and equipment, at cost	106	87
Accumulated depreciation	(42)	(31)
Property and equipment, net	$64	$56

Loans payable and other financial liabilities	$60	$51
The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	7 Years	8 Years
Finance leases	3 Years	3 Years

Weighted average discount rate (*)
Operating leases	10%	10%
Finance leases	22%	16%
(*)Includes discount rates of leases in local currency and U.S. dollar.
The components of lease expense were as follows:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Operating lease cost	$130	$91

Finance lease cost:
Depreciation of property and equipment	15	13
Interest on lease liabilities	7	6
Total finance lease cost	$22	$19

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$129	$85
Financing cash flows from finance leases	21	14

Assets obtained in exchange for lease obligations:
Operating leases	$188	$193
Finance leases	20	15
The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending September 30, 2023	Operating Leases	Finance Leases
	(In millions)
One year or less	$171	$32
One year to two years	171	27
Two years to three years	144	22
Three years to four years	118	8
Four years to five years	111	—
Thereafter	384	—
Total lease payments	$1,099	$89
Less imputed interest	(313)	(29)
Total	$786	$60

15. Derivative instruments
Cash flow hedges
As of September 30, 2023, the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOs devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Real. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. As of September 30, 2023, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
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

Fair value hedges
The Company has entered into cross currency swap contracts to hedge the interest rate and the foreign currency exposure of its fixed-rate, foreign currency financial debt issued by its Brazilian subsidiaries. The Company designated the swap contracts as fair value hedges. The derivative’s gain or loss is reported in earnings in the same line items as the change in the value of the financial debt due to the hedged risks. Since the terms of the interest rate swaps match the terms of the hedged debts, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the hedged debts attributable to changes in interest rates. Accordingly, the net impact in current earnings is that the interest expense associated with the hedged debts is recorded at the floating rates.
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
Derivative instruments not designated as hedging instruments
As of September 30, 2023, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian subsidiaries, whose functional currencies are the Brazilian Real. These transactions were not designated as hedges for accounting purposes.
Finally, as of September 30, 2023, the Company entered into swap contracts to hedge the interest rate fluctuation of a certain portion of its financial debt in its Brazilian subsidiaries and VIEs. These transactions were not designated as hedges for accounting purposes.
The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of
	September 30, 2023	December 31, 2022
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$62	$109
Interest rate swap contracts	—	229
Cross currency swap contracts	244	133

Not designated as hedging instrument
Foreign exchange contracts	$39	$110
Interest rate swap contracts	249	480

Derivative Instrument Contracts
The fair values of the Company’s outstanding derivative instruments as of September 30, 2023 and December 31, 2022 were as follows:

	Balance sheet location	September 30, 2023	December 31, 2022
		(In millions)
Derivative Instruments
Foreign exchange contracts designated as cash flow hedges	Other current assets	$—	$1
Cross currency swap contracts designated as fair value hedge	Other current assets	5	—
Interest rate swap contracts not designated as hedging instruments	Other non-current assets	11	—
Cross currency swap contracts designated as net investment hedge	Other current liabilities	4	2
Interest rate swap contracts designated as cash flow hedges	Other current liabilities	—	8
Cross currency swap contracts designated as fair value hedge	Other current liabilities	4	2
Interest rate swap contracts not designated as hedging instruments	Other current liabilities	7	1
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	2	2
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	1	2
Interest rate swap contracts not designated as hedging instruments	Other non-current liabilities	—	6
Cross currency swap contracts designated as net investment hedge	Other non-current liabilities	—	1

The effects of derivative contracts on the unaudited interim condensed consolidated statement of comprehensive income as of September 30, 2023 were as follows:

	December 31, 2022	Amount of gain (loss) recognized in other comprehensive income	Amount of (gain) loss reclassified from accumulated other comprehensive income	September 30, 2023
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(2)	$(9)	$9	$(2)
Interest swap contracts designated as cash flow hedges	(2)	8	(6)	—
Cross currency swap contracts designated as net investment hedge	(1)	(7)	5	(3)
	$(5)	$(8)	$8	$(5)

The effect of the Company’s fair value hedge relationships on the unaudited interim condensed consolidated statements of income for the nine and three-month periods ended September 30, 2023 is a loss of $9 million and a gain of $4 million, respectively, and affected interest expense and other financial losses and foreign exchange losses, net. For the nine and three-month periods ended September 30, 2022, the Company recognized a gain of $1 million that affected interest expense and other financial losses.
The carrying amount of the hedged items for fair value hedges as of September 30, 2023 and December 31, 2022 was $214 million and $59 million, respectively.
The effect of the Company’s fair value hedge relationships on the unaudited interim condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of September 30, 2023 is less than $1 million, while as of September 30, 2022 is $1 million.
The effects of derivative contracts not designated as hedging instruments on the unaudited interim condensed consolidated statements of income for the nine and three-month periods ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Foreign exchange contracts not designated as hedging instruments recognized in Foreign currency losses, net	$(10)	$—	$1	$—
Currency swap contracts not designated as hedging instruments recognized in Foreign currency losses, net	—	(23)	—	(1)
Interest rate contracts not designated as hedging instruments recognized in Interest expense and other financial losses	1	(5)	(4)	(5)

16. Share repurchase program
On February 21, 2023, the Board authorized the Company to repurchase shares of the Company’s common stock, for an aggregate consideration of up to $900 million to expire on March 31, 2024. As of September 30, 2023, the estimated remaining balance available for share repurchases under this Program was $157 million.
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
As of September 30, 2023, the Company had acquired 570,049 shares under the aforementioned share repurchase programs.
From time to time, the Company acquires shares of its own common stock in the Argentine market and pays for them in Argentine Pesos at a price that reflects the additional cost of accessing U.S. dollars through securities denominated in U.S. dollars, because of restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate in Argentina (See Note 2 - “Summary of significant accounting policies - Argentine currency status” of these unaudited interim condensed consolidated financial statements). As a result, the Company recognized foreign currency losses of $386 million and $108 million for the nine-month periods ended September 30, 2023 and 2022 respectively, while foreign currency losses for the three-month periods ended September 30, 2023 and 2022 amounted to $173 million and $45 million, respectively.

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
Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27 A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report. Forward-looking statements generally relate to information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, future economic, political and social conditions in the countries in which we operate and their possible impact on our business, and the effects of future regulation and the effects of competition. Such forward-looking statements reflect, among other things, our current expectations, plans, projections and strategies, anticipated financial results, future events and financial trends affecting our business, all of which are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among other things:
•our expectations regarding the continued growth of e-commerce, digital financial services and Internet usage in Latin America;
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
•a discussion of our principal trends and results of operations for the nine and three-month periods ended September 30, 2023 and 2022;
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
To complement the Mercado Libre Marketplace and enhance the user experience for our buyers and sellers, we developed Mercado Pago, an integrated digital payments solution. Mercado Pago was initially designed to facilitate transactions on Mercado Libre’s Marketplaces by providing a mechanism that allowed our users to securely, easily and promptly send and receive payments. Now Mercado Pago is a full ecosystem of financial technology solutions both in the digital and physical world. Our digital payments solution enables any MercadoLibre registered user to securely and easily send and receive digital payments and to pay for purchases made on any of Mercado Libre Marketplaces. Currently, Mercado Pago processes and settles all transactions on our Marketplaces in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay, Peru and Ecuador.
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
The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full experience. Sellers that opt into our logistics solutions are not only able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices, but are also eligible to access shipping subsidies to offer free or discounted shipping for many of their sales on our Marketplaces. In 2020, we launched Meli Air with a fleet of dedicated aircraft covering routes across Brazil and Mexico, with the aim of improving our delivery times. We have also developed a network of independent neighborhood stores and commercial points (known as “Meli Places”) to receive and store packages that are in transit using our integrated technology. Meli Places network allows buyers and sellers to pick-up, drop-off, or return packages with a better experience, reducing the travel distance for all parties. As of September 30, 2023, we offer our shipping solution directed towards deliveries in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay, Peru and Ecuador and we also offer free shipping to buyers in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay and Peru.
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
The following table sets forth the percentage of our consolidated net revenues by segment for the nine and three-month periods ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Three Months Ended September 30,
(% of total consolidated net revenues)	2023	2022	2023	2022
Brazil	52.5%	54.9%	53.4%	53.2%
Argentina	22.7	23.7	21.9	25.1
Mexico	20.2	16.7	20.5	17.3
Other Countries	4.6	4.7	4.2	4.4
The following table summarizes the changes in our net revenues by segment for the nine and three-month periods ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change from 2022 to 2023		Three Months Ended September 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net Revenues:
Brazil	$5,365	$4,134	$1,231	29.8%	$2,006	$1,431	$575	40.2%
Argentina	2,317	1,787	530	29.7	825	675	150	22.2
Mexico	2,066	1,257	809	64.4	772	465	307	66.0
Other Countries	464	357	107	30.0	157	119	38	31.9
Total Net Revenues	$10,212	$7,535	$2,677	35.5%	$3,760	$2,690	$1,070	39.8%

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

Results of operations for the nine and three-month periods ended September 30, 2023 compared to the nine and three-month periods ended September 30, 2022
The selected financial data for the nine and three-month periods ended September 30, 2023 and 2022 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. The results of operations for the nine and three-month periods ended September 30, 2023, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023 or for any other period.
Statement of income data

	Nine Months Ended September 30,		Three Months Ended September 30,
(In millions)	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net service revenues	$9,233	$6,766	$3,419	$2,437
Net product revenues	979	769	341	253
Net revenues	10,212	7,535	3,760	2,690

Cost of net revenues	(4,961)	(3,830)	(1,765)	(1,342)
Gross profit	5,251	3,705	1,995	1,348

Operating expenses:
Product and technology development	(1,145)	(774)	(396)	(278)
Sales and marketing	(1,207)	(916)	(441)	(333)
Provision for doubtful accounts	(751)	(845)	(277)	(288)
General and administrative	(565)	(485)	(196)	(153)
Total operating expenses	(3,668)	(3,020)	(1,310)	(1,052)
Income from operations	1,583	685	685	296

Other income (expenses):
Interest income and other financial gains	545	142	196	65
Interest expense and other financial losses	(297)	(221)	(111)	(92)
Foreign currency losses, net	(508)	(134)	(239)	(71)
Net income before income tax expense and equity in earnings of unconsolidated entity	1,323	472	531	198

Income tax expense	(504)	(154)	(172)	(69)
Equity in earnings of unconsolidated entity	3	(1)	—	—
Net income	$822	$317	$359	$129

Principal trends in results of operations
Net revenues
We disaggregate revenues into four geographical reporting segments. Within each of our segments, the services we provide and the products we sell generally fall into two distinct revenue streams: “Commerce” and “Fintech”.
Revenues from Commerce transactions are mainly generated from:
•marketplace fees that include final value fees and flat fees for transactions below a certain merchandise value. Final value fees represent a percentage of the sale value that is charged to the seller once an item is successfully sold and flat fees represent a fixed charge for transactions below a certain merchandise value;

•first party sales, which are generated when control of the good is transferred, upon delivery to our customers;
•shipping fees, which are generated when a buyer elects to receive an item through our shipping service, net of the third-party carrier costs (when we act as an agent), and storage fees, which are charged to the seller for the utilization of the Company’s fulfillment facilities;
•ad sales fees due to advertising services provided to sellers, vendors, brands and others, through performance product ads and display advertising, which are recognized based on the number of clicks or impressions;
•classifieds fees due to offerings in vehicles, real estate and services, which are charged to sellers who opt to give their listings greater exposure throughout our websites; and
•fees from other ancillary businesses.
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
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the nine and three-month periods ended September 30, 2023 and 2022, no single customer accounted for more than 5.0% of our net revenues.
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
Our net revenues grew during the nine and three-month periods ended September 30, 2023 as compared to the same periods in 2022, boosted by the growth of our gross merchandise volume and total payment volume.
The continued execution of our long-term strategies in Commerce and Fintech businesses has enabled us to deliver growth in gross merchandise volume, total payment volume and net revenues, alongside record quarterly operating results and strong cash generation.
The following table summarizes our consolidated net revenues for the nine and three-month periods ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change from 2022 to 2023		Three Months Ended September 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Net revenues	$10,212	$7,535	$2,677	35.5%	$3,760	$2,690	$1,070	39.8%

The following table summarizes our consolidated net revenues by revenue stream and geographic segment for the nine and three-month periods ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change from 2022 to 2023		Three Months Ended September 30,		Change from 2022 to 2023
Consolidated net revenues by revenue stream	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Brazil
Commerce	$3,167	$2,221	$946	42.6%	$1,211	$780	$431	55.3%
Fintech	2,198	1,913	285	14.9%	795	651	144	22.1%
	$5,365	$4,134	$1,231	29.8%	$2,006	$1,431	$575	40.2%
Argentina
Commerce	$885	$800	$85	10.6%	$310	$290	$20	6.9%
Fintech	1,432	987	445	45.1%	515	385	130	33.8%
	$2,317	$1,787	$530	29.7%	$825	$675	$150	22.2%
Mexico
Commerce	$1,372	$863	$509	59.0%	$499	$311	$188	60.5%
Fintech	694	394	300	76.1%	273	154	119	77.3%
	$2,066	$1,257	$809	64.4%	$772	$465	$307	66.0%
Other countries
Commerce	$316	$263	$53	20.2%	$108	$84	$24	28.6%
Fintech	148	94	54	57.4%	49	35	14	40.0%
	$464	$357	$107	30.0%	$157	$119	$38	31.9%
Consolidated
Commerce	$5,740	$4,147	$1,593	38.4%	$2,128	$1,465	$663	45.3%
Fintech	4,472	3,388	1,084	32.0%	1,632	1,225	407	33.2%
Total	$10,212	$7,535	$2,677	35.5%	$3,760	$2,690	$1,070	39.8%
See Note 8 “Segment reporting” of our unaudited interim condensed consolidated financial statements for further information regarding our net revenues disaggregated by similar products and services for the nine and three-month periods ended September 30, 2023 and 2022.
Our Commerce revenues grew $1,593 million and $663 million, or 38.4% and 45.3%, for the nine and three-month periods ended September 30, 2023, as compared to the same periods in 2022, respectively. This increase in Commerce revenues was primarily attributable to:
a)an increase of $1,380 million and $573 million in our Commerce services revenues for the nine and three-month periods ended September 30, 2023, respectively, is mainly related to a 26% and 32% increase in gross merchandise volume, respectively, a 22% and 27% increase in our shipped items, respectively, and higher flat fee contributions for low gross merchandise volume transactions. Shipping carrier costs which are netted against revenues increased $430 million and $168 million, from $1,280 million and $443 million for the nine and three-month periods ended September 30, 2022 to $1,710 million and $611 million for the nine and three-month periods ended September 30, 2023, respectively; and
b)an increase of $213 million and $90 million in our revenues from Commerce products sales for the nine and three-month periods ended September 30, 2023, respectively, as compared to the same periods in 2022, mainly in Brazil and Mexico.

Our Fintech revenues grew 32.0% and 33.2%, from $3,388 million and $1,225 million for the nine and three-month periods ended September 30, 2022, respectively, to $4,472 million and $1,632 million for the nine and three-month periods ended September 30, 2023, respectively. This increase was mainly generated by:
a)     an increase of $756 million and $279 million in our revenues from Fintech services, mainly related to a 44% and 47% increase in our total payment volume, respectively; and
b)    an increase of $331 million and $130 million in our credits revenues, for the nine and three-month periods ended September 30, 2023, respectively, as compared to the same periods in 2022, mainly as a consequence of higher originations.
Brazil
Commerce revenues in Brazil increased 42.6% in the nine-month period ended September 30, 2023 as compared to the same period in 2022. This increase was generated by an increase of $738 million in our Commerce services revenues and an increase of $208 million in our revenues from Commerce products sales. Fintech revenues grew by 14.9%, a $285 million increase, during the nine-month period ended September 30, 2023 as compared to the same period in 2022, mainly driven by an increase of $316 million in our revenues from Fintech services, partially offset by a decrease of $25 million in our Credits revenues.
Commerce revenues in Brazil increased 55.3% in the three-month period ended September 30, 2023 as compared to the same period in 2022. This increase was generated by an increase of $338 million in our Commerce services revenues and an increase of $93 million in our revenues from Commerce products sales. Fintech revenues grew by 22.1%, a $144 million increase, during the three-month period ended September 30, 2023 as compared to the same period in 2022, mainly driven by an increase of $130 million in our revenues from Fintech services and an increase of $17 million in our Credits revenues.
Argentina
Commerce revenues in Argentina increased 10.6% in the nine-month period ended September 30, 2023 as compared to the same period in 2022. This increase was generated by an increase of $125 million in our Commerce services revenues, partially offset by a decrease of $40 million in our revenues from Commerce products sales. Fintech revenues grew 45.1%, a $445 million increase, during the nine-month period ended September 30, 2023 as compared to the same period in 2022, mainly driven by an increase of $291 million in our revenues from Fintech services and an increase of $155 million in our Credits revenues.
Commerce revenues in Argentina increased 6.9% in the three-month period ended September 30, 2023 as compared to the same period in 2022. This increase was generated by an increase of $39 million in our Commerce services revenues, partially offset by a decrease of $19 million in our revenues from Commerce products sales. Fintech revenues grew 33.8%, a $130 million increase, during the three-month period ended September 30, 2023 as compared to the same period in 2022, mainly driven by an increase of $99 million in our revenues from Fintech services and an increase of $32 million in our Credits revenues.
Mexico
Commerce revenues in Mexico increased 59.0% in the nine-month period ended September 30, 2023 as compared to the same period in 2022. This increase was generated by an increase of $458 million in our Commerce services revenues and an increase of $51 million in our revenues from Commerce products sales. Fintech revenues grew 76.1%, a $300 million increase, during the nine-month period ended September 30, 2023 as compared to the same period in 2022, mainly driven by an increase of $198 million in our Credits revenues and an increase of $101 million in our revenues from Fintech services.
Commerce revenues in Mexico increased 60.5% in the three-month period ended September 30, 2023 as compared to the same period in 2022. This increase was generated by an increase of $172 million in our Commerce services revenues and an increase of $16 million in our revenues from Commerce products sales. Fintech revenues grew 77.3%, a $119 million increase, during the three-month period ended September 30, 2023 as compared to the same period in 2022, mainly driven by an increase of $80 million in our Credits revenues and an increase of $37 million in our revenues from Fintech services.

The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
2023
Net revenues	$3,037	$3,415	$3,760	n/a
Percent change from prior quarter	1%	12%	10%
2022
Net revenues	$2,248	$2,597	$2,690	$3,002
Percent change from prior quarter	5%	16%	4%	12%
The following table sets forth the growth in net revenues in local currencies, for the nine and three-month periods ended September 30, 2023 as compared to the same period in 2022:

	Change from 2022 to 2023
(% of revenue growth in Local Currency) (*)	Nine-month period	Three-month period
Brazil	26.5%	30.3%
Argentina (**)	163.3%	179.6%
Mexico	43.8%	39.8%
Other countries	26.3%	23.5%
Total consolidated	61.8%	69.1%
(*)The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2022 and applying them to the corresponding months in 2023, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.
(**)Average inter-annual inflation rate in our Argentine segment for the nine and three-month periods ended September 30, 2023 was 113.4% and 125.4%, respectively. This effect was offset by an average inter-annual depreciation of the Argentine peso of 105.2% and 133.2% for the nine and three-month periods ended September 30, 2023, respectively.
Cost of net revenues
Cost of net revenues primarily includes cost of goods sold, shipping operation costs (including warehousing costs), carrier and other operating costs, collection fees, sales taxes, funding costs related to our credits business, fraud prevention fees, certain taxes on bank transactions, hosting and site operation fees, compensation for customer support personnel and depreciation and amortization. The following table presents cost of net revenues for the periods indicated:

	Nine Months Ended September 30,		Change from 2022 to 2023		Three Months Ended September 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Total cost of net revenues	$4,961	$3,830	$1,131	29.5%	$1,765	$1,342	$423	31.5%
As a percentage of net revenues	48.6%	50.8%			46.9%	49.9%
For the nine-month period ended September 30, 2023 as compared to the same period in 2022, the increase in cost of net revenues was primarily attributable to a: i) $402 million increase in shipping operating and carrier costs; ii) $197 million increase in sales taxes; iii) $181 million increase in collection fees, which was mainly attributable to our Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iv) $158 million increase in other Fintech costs mainly related to higher funding costs in connection with our credits business; v) $119 million increase in cost of sales of goods mainly in Brazil and Mexico; and vi) $72 million increase in hosting and site operation fees.

For the three-month period ended September 30, 2023 as compared to the same period in 2022, the increase in cost of net revenues was primarily attributable to a: i) $164 million increase in shipping operating and carrier costs; ii) $70 million increase in collection fees, which was mainly attributable to our Brazilian, Mexican and Argentinian operations as a result of the higher transactions volume of Mercado Pago in those countries; iii) $69 million increase in sales taxes; iv) $52 million increase in other Fintech costs mainly related to higher funding costs in connection with our credits business; v) $37 million increase in cost of sales of goods mainly in Brazil; and vi) $27 million increase in hosting and site operation fees.
Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues, which are classified as a cost of net revenues. These taxes represented 7.5% and 7.2% of net revenues for the nine and three-month periods ended September 30, 2023, respectively, and 7.5% and 7.5% for the same periods in 2022.
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
For the nine and three-month periods ended September 30, 2023 and 2022, our gross profit margins were 51.4% and 53.1%, and 49.2% and 50.1%, respectively. The increase in our gross profit margins resulted primarily from the decrease in our cost of goods sold and collection fees, as a percentage of net revenues, partially offset by an increase of our funding costs related to our credits business, as a percentage of net revenues.
In the future, our gross profit margin could decline if we continue growing our sales of goods business, which has a lower pure product margin, building up our logistics network and if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues trend.
Product and technology development expenses
Our product and technology development related expenses consist primarily of compensation for our engineering and web-development staff (including long term retention program compensation), depreciation and amortization expenses related to product and technology development, certain tax withholding related to export duties, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to us. The following table presents product and technology development expenses for the periods indicated:

	Nine Months Ended September 30,		Change from 2022 to 2023		Three Months Ended September 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Product and technology development	$1,145	$774	$371	47.9%	$396	$278	$118	42.4%
As a percentage of net revenues	11.2%	10.3%			10.5%	10.3%
For the nine-month period ended September 30, 2023, the increase in product and technology development expenses as compared to the same period in 2022 was primarily attributable to a: i) $266 million increase in salaries and wages mainly related to the increase of 23% in our product and technology development headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; ii) $55 million increase in other product and technology development expenses mainly related to certain tax withholding in connection with intercompany export services billing duties; and iii) $40 million increase in depreciation and amortization expenses mainly related to capitalized information and technology assets.

For the three-month period ended September 30, 2023, the increase in product and technology development expenses as compared to the same period in 2022 was primarily attributable to a: i) $85 million increase in salaries and wages mainly related to the increase of 32% in our product and technology development headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; ii) $17 million increase in other product and technology development expenses mainly related to certain tax withholding in connection with intercompany export services billing duties; and iii) $13 million increase in depreciation and amortization expenses mainly related to capitalized information and technology assets.
We believe that product and technology development is one of our key competitive advantages and we intend to continue to invest in hiring engineers to meet the increasingly sophisticated product expectations of our customer base.
Sales and marketing expenses
Our sales and marketing expenses consist primarily of costs related to marketing our platforms through online and offline advertising and agreements with portals, search engines and other sales expenses related to strategic marketing initiatives, charges related to our buyer protection program, the salaries of employees involved in these activities (including long term retention program compensation), chargebacks related to our Mercado Pago operations, branding initiatives, marketing activities for our users and depreciation and amortization expenses.
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
The following table presents sales and marketing expenses for the periods indicated:

	Nine Months Ended September 30,		Change from 2022 to 2023		Three Months Ended September 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Sales and marketing	$1,207	$916	$291	31.8%	$441	$333	$108	32.4%
As a percentage of net revenues	11.8%	12.2%			11.7%	12.4%
For the nine-month period ended September 30, 2023, the increase in sales and marketing expenses as compared to the same period in 2022 was primarily attributable to a: i) $121 million increase in online and offline marketing expenses mainly in Brazil; ii) $73 million increase in our buyer protection program expenses; iii) $53 million increase in salaries and wages mainly related to the increase of 29% in our sales and marketing headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; iv) $21 million increase in sales expenses; and v) $19 million increase in chargebacks.
For the three-month period ended September 30, 2023, the increase in sales and marketing expenses as compared to the same period in 2022 was primarily attributable to a: i) $58 million increase in online and offline marketing expenses mainly in Brazil; ii) $25 million increase in our buyer protection program expenses; and iii) $19 million increase in salaries and wages mainly related to the increase of 30% in our sales and marketing headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price.

Provision for doubtful accounts
Provision for doubtful accounts consists of the current expected credit losses on our financial assets, mainly loans receivable. The following table presents provision for doubtful accounts expenses for the periods indicated:

	Nine Months Ended September 30,		Change from 2022 to 2023		Three Months Ended September 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Provision for doubtful accounts	$751	$845	$(94)	(11.1)%	$277	$288	$(11)	(3.8)%
As a percentage of net revenues	7.4%	11.2%			7.4%	10.7%
For the nine and three-month periods ended September 30, 2023, as compared to the same periods in 2022, the provision for doubtful accounts decreased $94 million and $11 million, respectively. Initiatives to rebalance portfolio exposure towards lower risk customers allowed us to improve our non-performing loans ratio from 37.0% as of September 30, 2022 to 30.8% as of September 30, 2023.
General and administrative expenses
Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation of non-employee directors, long term retention program compensation, expenses for legal, audit and other professional services, insurance expenses, office space rental expenses, impairment losses from digital assets, travel and business expenses, as well as depreciation and amortization expenses. Our general and administrative expenses include the costs of the following areas: general management, finance, treasury, internal audit, administration, accounting, tax, legal and human resources. The following table presents general and administrative expenses for the periods indicated:

	Nine Months Ended September 30,		Change from 2022 to 2023		Three Months Ended September 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
General and administrative	$565	$485	$80	16.5%	$196	$153	$43	28.1%
As a percentage of net revenues	5.5%	6.4%			5.2%	5.7%
For the nine-month period ended September 30, 2023, the increase in general and administrative expenses as compared to the same period in 2022 was primarily attributable to a $84 million increase in salaries and wages, mainly related to the increase of 12% in general and administrative headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price. This increase was partially offset by a $9 million decrease in temporary services primarily related to administrative workers.
For the three-month period ended September 30, 2023, the increase in general and administrative expenses as compared to the same period in 2022 was primarily attributable to a: i) $31 million increase in salaries and wages, mainly related to the increase of 17% in general and administrative headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; and ii) $10 million increase in tax, legal and other fees.
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

For the nine and three-month periods ended September 30, 2023, as compared to the same periods in 2022, our operating income margins increased from 9.1% and 11.0% to 15.5% and 18.2%, respectively. This increase was mainly explained by a decrease in provision for doubtful accounts, as a percentage of net revenues and our improvement in cost of net revenues margins. This increase was partially offset by higher salaries and wages due to headcount increases and increases in amounts accrued under the LTRPs as result of the increase in our common stock price. The nine and three-month periods ended September 30, 2023’s financial results reflect our ongoing commitment to deliver sustainable and profitable growth.
Other expense, net
Other income (expenses), net consists primarily of interest income derived from our investments and cash equivalents, interest expense and other financial charges related to financial liabilities and foreign currency gains or losses. The following table presents other income (expense), net for the periods indicated:

	Nine Months Ended September 30,		Change from 2022 to 2023		Three Months Ended September 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Other expense, net	$(260)	$(213)	$(47)	22.1%	$(154)	$(98)	$(56)	57.1%
As a percentage of net revenues	(2.5)%	(2.8)%			(4.1)%	(3.6)%
For the nine-month period ended September 30, 2023, the increase in other expense, net as compared to the same period in 2022 was primarily attributable to: i) foreign exchange losses that were $374 million higher than foreign exchange losses for the same period in 2022, mainly due to higher acquisition of our own common stock in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate (refer to Note 16 of our unaudited interim condensed consolidated financial statements for further detail) and higher foreign exchange losses from our Argentine subsidiaries, partially offset by higher foreign exchange gains from our Mexican subsidiaries and lower foreign exchange losses from our Brazilian subsidiaries; and ii) a $76 million increase in interest expense and other financial losses mainly attributable to higher levels of indebtedness in 2023 (mainly in Brazil, Mexico and Chile). This increase was partially offset by an increase of $403 million in interest income and other financial gains from financial investments as a result of higher cash levels invested due to higher interest rates (mainly in Argentina, Brazil and Mexico).
For the three-month period ended September 30, 2023, the increase in other expense, net as compared to the same period in 2022 was primarily attributable to: i) foreign exchange losses that were $168 million higher than foreign exchange losses for the same period in 2022, mainly due to higher acquisition of our own common stock in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate (refer to Note 16 of our unaudited interim condensed consolidated financial statements for further detail) and higher foreign exchange losses from our Argentine subsidiaries; and ii) a $19 million increase in interest expense and other financial losses mainly attributable to higher levels of indebtedness in 2023 (mainly in Brazil). This increase was partially offset by an increase of $131 million in interest income and other financial gains from financial investments as a result of higher cash levels invested due to higher interest rates (mainly in Argentina, Brazil and Mexico).
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

The following table summarizes the composition of our income taxes for the nine and three-month periods ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Change from 2022 to 2023		Three Months Ended September 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %	2023	2022	in Dollars	in %
	(in millions, except percentages)				(in millions, except percentages)
Income tax expense	$504	$154	$350	227.3%	$172	$69	$103	149.3%
As a percentage of net revenues	4.9%	2.0%			4.6%	2.6%
During the nine and three-month periods ended September 30, 2023 as compared to the same periods in 2022, income tax expense increased mainly as a result of higher income tax expense in Argentina and Brazil as a consequence of higher pre-tax gains in those segments in 2023. This increase was partially offset by income tax gains in Mexico as a result of the reversal of the valuation allowances in one of our Mexican subsidiaries during the third quarter of 2023. Please see Note 2 of our unaudited condensed consolidated financial statements for further information regarding this valuation allowance reversal.
The following table summarizes our estimated effective tax rates for the nine and three-month periods ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022

Effective tax rate (*)	38.1%	32.6%	32.5%	34.7%
(*)Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.
Our estimated effective tax rate for the nine-month period ended September 30, 2023 increased as compared to the same period in 2022, as a result of (i) taxable foreign exchange gains accounted for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country, (ii) a higher proportion of pre-tax results arising from entities under general income tax treatment regime over the Brazilian segment as compared to the same period in 2022 and (iii) higher non-deductible foreign exchange losses related to the acquisition of our own common stock in the Argentine market. This increase was partially offset by the reversal of the valuation allowances in one of our Mexican subsidiaries during the third quarter of 2023. Please see Note 2 of our unaudited condensed consolidated financial statements for further information regarding these valuation allowance reversal.
Our estimated effective tax rate for the three-month period ended September 30, 2023 decreased as compared to the same period in 2022, mainly as a result of the reversal of the valuation allowances in one of our Mexican subsidiaries during the third quarter of 2023. Please see Note 2 of our unaudited condensed consolidated financial statements for further information regarding this valuation allowances reversal. This decrease was partially offset by taxable foreign exchange gains accounted for local tax purposes, which are not recorded for accounting purposes given that under U.S. GAAP and due to Argentina’s highly inflationary status, Argentina’s operations’ functional currency is the U.S. dollar.
The following table summarizes our estimated effective tax rates for the nine and three-month periods ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Effective tax rate by country
Argentina	43.1%	29.7%	57.2%	35.0%
Brazil	17.0%	(20.2)%	18.6%	(95.0)%
Mexico	(21.0)%	43.4%	(126.3)%	11.9%

The increase in our Argentine estimated effective income tax rate during the nine and three-month periods ended September 30, 2023, as compared to the same periods in 2022, was mainly related to higher taxable foreign exchange gains accounted for local tax purposes which are not recorded for accounting purposes since, under U.S. GAAP, Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country.
The increase in our Brazilian estimated effective income tax rate for the nine and three-month periods ended September 30, 2023, was mainly related to a higher proportion of pre-tax results arising from entities under general income tax treatment regime over the Brazilian segment as compared to the same periods in 2022.
The decrease in our Mexican estimated effective income tax rate for the nine and three-month periods ended September 30, 2023, was mainly driven by the income tax gains recognized in Mexico during the third quarter of 2023 as a result of the reversal of the valuation allowance in one of our Mexican subsidiaries due to the change in judgment regarding the realizability of the deferred tax assets of the Mexican subsidiary that was triggered during the three-month period ended September 30, 2023, as positive trends observed in recent periods became enough evidence to support the conclusion. Please see Note 2 of our unaudited condensed consolidated financial statements for further information regarding this valuation allowance reversal.
Segment information

	Nine Months Ended September 30, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues	$5,365	$2,317	$2,066	$464	$10,212
Direct costs	(4,027)	(1,289)	(1,593)	(429)	(7,338)
Direct contribution	$1,338	$1,028	$473	$35	$2,874
Margin	24.9%	44.4%	22.9%	7.5%	28.1%

	Nine Months Ended September 30, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues	$4,134	$1,787	$1,257	$357	$7,535
Direct costs	(3,472)	(1,068)	(1,075)	(348)	(5,963)
Direct contribution	$662	$719	$182	$9	$1,572
Margin	16.0%	40.2%	14.5%	2.5%	20.9%

	Change from the Nine Months Ended September 30, 2022 to September 30, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues
in Dollars	1,231	530	809	107	2,677
in %	29.8%	29.7%	64.4%	30.0%	35.5%
Direct costs
in Dollars	(555)	(221)	(518)	(81)	(1,375)
in %	16.0%	20.7%	48.2%	23.3%	23.1%
Direct contribution
in Dollars	676	309	291	26	1,302
in %	102.1%	43.0%	159.9%	288.9%	82.8%

	Three Months Ended September 30, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues	$2,006	$825	$772	$157	$3,760
Direct costs	(1,435)	(441)	(605)	(150)	(2,631)
Direct contribution	$571	$384	$167	$7	$1,129
Margin	28.5%	46.5%	21.6%	4.5%	30.0%

	Three Months Ended September 30, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues	$1,431	$675	$465	$119	$2,690
Direct costs	(1,209)	(376)	(384)	(121)	(2,090)
Direct contribution	$222	$299	$81	$(2)	$600
Margin	15.5%	44.3%	17.4%	(1.7)%	22.3%

	Change from the Three Months Ended September 30, 2022 to September 30, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues
in Dollars	$575	$150	$307	$38	$1,070
in %	40.2%	22.2%	66.0%	31.9%	39.8%
Direct costs
in Dollars	$(226)	$(65)	$(221)	$(29)	$(541)
in %	18.7%	17.3%	57.6%	24.0%	25.9%
Direct contribution
in Dollars	$349	$85	$86	$9	$529
in %	157.2%	28.4%	106.2%	450.0%	88.2%
Net revenues
Net revenues for the nine and three-month periods ended September 30, 2023 as compared to the same periods in 2022 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues”.
Direct costs
Brazil
For the nine-month period ended September 30, 2023, as compared to the same period in 2022, direct costs increased mainly driven by: i) a $610 million increase in cost of net revenues, mainly attributable to an increase in shipping operating and carrier costs, sales taxes, cost of goods sold, collection fees as a consequence of the higher transactions volume of our Mercado Pago business and hos    ting expenses; and ii) a $109 million increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses and salaries and wages (related to headcount increase and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price). This was partially offset by a decrease of $182 million in provision for doubtful accounts mainly related to our initiatives to rebalance portfolio exposure towards lower risk customers, which allowed us to improve our non-performing loans ratio.

For the three-month period ended September 30, 2023, as compared to the same period in 2022, direct costs increased mainly driven by: i) a $228 million increase in cost of net revenues, mainly attributable to an increase in shipping operating and carrier costs, cost of goods sold, sales taxes and collection fees as a consequence of the higher transactions volume of our Mercado Pago business; and ii) a $33 million increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses and buyer protection program expenses. This was partially offset by a decrease of $47 million in provision for doubtful accounts mainly related to our initiatives to rebalance portfolio exposure towards lower risk customers, which allowed us to improve our non-performing loans ratio.
Argentina
For the nine-month period ended September 30, 2023, as compared to the same period in 2022, direct costs increased mainly driven by: i) a $171 million increase in cost of net revenues, mainly attributable to an increase in other payments costs in connection with higher funding cost related to our credits business, sales taxes and shipping operating and carrier costs; and ii) a $35 million increase in sales and marketing expenses, mainly due to buyer protection program expenses, chargebacks, salaries and wages (related to headcount increase and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price) and online and offline marketing expenses.
For the three-month period ended September 30, 2023, as compared to the same period in 2022, direct costs increased mainly driven by: i) a $48 million increase in cost of net revenues, mainly attributable to an increase in other payments costs in connection with higher funding cost related to our credits business, sales taxes and collection fees as a consequence of the higher transactions volume of our Mercado Pago business; and ii) a $12 million increase in sales and marketing expenses, mainly due to online and offline marketing expenses, buyer protection program expenses and salaries and wages (related to headcount increase and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price).
Mexico
For the nine-month period ended September 30, 2023, as compared to the same period in 2022, direct costs increased mainly driven by: i) a $332 million increase in cost of net revenues, mainly attributable to increases in shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration, cost of goods sold as a consequence of an increase in first-party sales, other payments costs mainly related to higher funding cost related to our credits business and hosting expenses; ii) an $85 million increase in sales and marketing expenses, mainly due to buyer protection program expenses, online and offline marketing expenses, sales expenses, salaries and wages (related to headcount increase and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price) and chargebacks; and iii) an $83 million increase in provision for doubtful accounts mainly related to our consumer credits business growth.
For the three-month period ended September 30, 2023, as compared to the same period in 2022, direct costs increased mainly driven by: i) a $139 million increase in cost of net revenues, mainly attributable to increases in shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration, cost of goods sold as a consequence of an increase in first-party sales, other payments costs mainly related to higher funding cost related to our credits business and hosting expenses; ii) a $38 million increase in provision for doubtful accounts mainly related to our consumer credits business growth; and iii) a $38 million increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses and buyer protection program expenses.
Liquidity and capital resources
Our main cash requirement has been working capital to fund Mercado Pago financing operations and our credits business. We also require cash for capital expenditures related to technology infrastructure, software applications, office space, business acquisitions, to build out our logistics capacity and to make interest payments on our loans payable and other financial liabilities.
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

Further, in connection with the closing of MELI Kaszek Pioneer Corp (“MEKA”)’s initial public offering on October 1, 2021, MEKA (a special purpose acquisition company sponsored by MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”), which is a joint venture between our subsidiary, MELI Capital Ventures LLC, and Kaszek Ventures Opportunity II, L.P.) entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from MEKA 5 million Class A ordinary shares at a price of $10 per share in a private placement to close substantially concurrently with the consummation of MEKA’s initial business combination. MEKA will be deemed to be dissolved on January 2, 2024, resulting in the extinguishment of this commitment.
On April 8, 2022, we signed a 10-year agreement with Gol Linhas Aereas S.A. under which we committed to contract a minimum amount of air logistics services for a total annual cost of $43 million (total amount once all the dedicated aircraft are in operation). Pursuant to the agreement, Gol Linhas Aereas S.A. will provide logistics services in Brazil to Mercado Envios through six dedicated aircraft, five of which have already started operations as of September 30, 2023.
Additionally, we have several committed leases, mainly related to our fulfillment and service centers, which are one of the most important investments for our Mercado Envios business. As of September 30, 2023, we have committed rental expenditures with our lessors for $1,099 million and $89 million for operating leases and finance leases, respectively. See Note 14 of our unaudited interim condensed consolidated financial statements for further detail on leases.
We and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of our suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in our payment policy. Suppliers’ voluntary inclusion of invoices in the SFP does not change our payment terms, the amounts paid or liquidity. We have no economic interest in a supplier’s decision to participate in the SFP and have no financial impact in connection with the SFP. As of September 30, 2023, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $302 million, and are included in the balance sheet within accounts payable and accrued expenses line.
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
Finally, on March 31, 2022, we entered into a $400 million revolving credit arrangement (“the Credit Arrangement”). The interest rates under the Credit Arrangement are based on Adjusted Term SOFR plus an interest margin of 1.25% per annum. Any loans drawn under the Credit Arrangement must be repaid on or prior to March 31, 2025. We are also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%. As of September 30, 2023, no amounts had been borrowed under the facility. See Note 12 of our unaudited interim condensed consolidated financial statements for further detail.
As of September 30, 2023, our main source of liquidity was $3,722 million of cash and cash equivalents and short-term investments, which excludes $1,769 million investment mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists mainly of cash generated from operations and proceeds from loans.
As of September 30, 2023, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $5,719 million or 85.0% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our cash and cash equivalent, restricted cash and cash equivalent and investments held outside U.S. amounted to 77.5% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil, Mexico and Argentina.

The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(In millions)	2023	2022
Net cash provided by (used in):
Operating activities	$3,212	$1,398
Investing activities	(2,536)	(3,225)
Financing activities	(340)	928
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(443)	(221)
Net decrease in cash and cash equivalents, restricted cash and cash equivalents	$(107)	$(1,120)
Net cash provided by operating activities

	Nine Months Ended September 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Net cash provided by:
Operating activities	$3,212	$1,398	$1,814	129.8%
Net cash provided by operating activities in the nine-month period ended September 30, 2023 resulted mainly from our net income of $822 million, adjustments to net income related to non-cash items of $1,546 million, an increase in payables and accrued expenses of $605 million and in funds payable to customers of $440 million, partially offset by an increase in credit card receivables and other means of payments of $361 million. The $1,814 million increase in the net cash provided by operating activities in the nine-month period ended September 30, 2023, as compared to the same period in 2022, is mainly explained by the $505 million increase in net income and the $233 million increase in unrealized foreign currency losses, together with an increase of $407 million in funds related to credit card receivables and other means of payments, due to higher credit card receivables sales.
Net cash used in investing activities

	Nine Months Ended September 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Net cash used in:
Investing activities	$(2,536)	$(3,225)	$689	(21.4)%
Net cash used in investing activities in the nine-month period ended September 30, 2023 resulted mainly from the use of $1,465 million related to changes on loans receivable due to loans granted to merchants and consumers under our Mercado Credito solution net of collections and $329 million in the investment of property and equipment (mainly related to our shipping network and information technology assets in Argentina, Brazil and Mexico).
Net cash (used in) provided by financing activities

	Nine Months Ended September 30,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(in millions, except percentages)
Net cash (used in) provided by:
Financing activities	$(340)	$928	$(1,268)	(136.6)%

For the nine-month period ended September 30, 2023, our net cash used in financing activities resulted primarily from $356 million related to repurchases of our common stock and $21 million for the payments of finance lease obligations.
In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third-party debt financing, or by raising equity capital, as market conditions allow.
Debt
2028 Notes
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
On September 19, 2023, we announced our intention to redeem all our 2028 Notes on November 14, 2023. Holders of the 2028 Notes may elect to convert their notes at any time before November 13, 2023. Each $1,000 principal amount of 2028 Notes is convertible into 2.2952 shares of MercadoLibre common stock. As of September 30, 2023, holders of the 2028 Notes converted $351 million principal amount of 2028 Notes into 806,629 shares of the Company’s common stock which MercadoLibre held as treasury stock. As of September 30, 2023, $88 million of principal amount of 2028 Notes remains outstanding. As of the date of issuance of this quarterly report, $379 million of principal amount of 2028 Notes was converted into 869,692 shares of our common stock. After all the 2028 Notes’ conversions mentioned, the outstanding principal amount of 2028 Notes is $60 million.
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
In May 2023, we repurchased a $2 million and $44 million principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid amounted to $38 million. For the nine and three-month periods ended September 30, 2023, we recognized $8 million as a gain in Interest income and other financial gains in our unaudited interim condensed consolidated statements of income.
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
Summarized balance sheet information for the Obligor Group as of September 30, 2023 and December 31, 2022 is provided in the table below:

(In millions)	September 30, 2023	December 31, 2022

Current assets (1) (2)	$10,636	$7,966
Non-current assets (3)	2,786	2,693
Current liabilities (4)	9,087	7,214
Non-current liabilities	2,171	2,547
(1)Includes restricted cash and cash equivalents of $439 million and $687 million and guarantees in short-term investments of $1,762 million and $1,219 million as of September 30, 2023, and December 31, 2022, respectively.
(2)Includes Current assets from non-guarantor subsidiaries of $1,994 million and $863 million as of September 30, 2023, and December 31, 2022, respectively.
(3)Includes Non-current assets from non-guarantor subsidiaries of $252 million and $410 million as of September 30, 2023, and December 31, 2022, respectively.
(4)Includes Current liabilities to non-guarantor subsidiaries of $1,816 million and $1,334 million as of September 30, 2023, and December 31, 2022, respectively.

Summarized statement of income information for the Obligor Group for the nine-month period ended September 30, 2023, is provided in the table below:

(In millions)	September 30, 2023

Net revenues (1)	$8,397
Gross profit (2)	4,088
Income from operations (3)	1,178
Net income (4)	489
(1)Includes net revenues from transactions with non-guarantor subsidiaries of $49 million for the nine-month period ended September 30, 2023.
(2)Includes charges from transactions with non-guarantor subsidiaries of $446 million for the nine-month period ended September 30, 2023.
(3)In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $603 million for the nine-month period ended September 30, 2023.
(4)Includes other income/ (expense), net from transactions with non-guarantor subsidiaries of $(83) million for the nine-month period ended September 30, 2023.

Capital expenditures
Our capital expenditures (comprised of our investments for property and equipment (such as certain assets used in our fulfillment centers), intangible assets (excluding digital assets)) for the nine-month periods ended September 30, 2023 and 2022 amounted to $329 million and $343 million, respectively.
During the nine-month period ended September 30, 2023, we invested $159 million in information and technology assets in Brazil, Argentina and Mexico, and $153 million in our Argentine, Brazilian and Mexican shipping premises and offices.
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

Other data
The following table includes eight key performance indicators, which are calculated as defined in the footnotes to the table. Each of these indicators provide a different measure of the level of activity on our ecosystem, and we use them to monitor the performance of the business.

	Nine Months Ended September 30,		Three Months Ended September 30,
(in millions, except percentages) (*)	2023	2022	2023	2022

Unique active users (1)	167	127	120	88
Gross merchandise volume (2)	$31,299	$24,834	$11,360	$8,618
Number of items sold (3)	991	826	357	284
Number of items shipped (4)	970	794	350	276
Total payment volume (5)	$126,307	$87,683	$47,256	$32,170
Total volume of payments on marketplace (6)	$32,997	$26,180	$11,973	$9,089
Total payment transactions (7)	6,515	3,792	2,508	1,439
NIMAL (8)	35.1%	29.0%	37.4%	29.7%
Capital expenditures	$329	$343	$126	$106
Depreciation and amortization	$389	$281	$135	$97
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
(6)Total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago. Management uses this metric to evaluate the performance of our payments services and development of our integrated ecosystem. As from January 1, 2022, we no longer disclose our total volume of payments on marketplace net of shipping and financing fees. Given the growth of our shipping and Fintech businesses, Management believes that including shipping and financing fees in the calculation of total volume of payments on marketplace results in a more accurate indicator of that performance on a go-forward basis. Consequently, total volume of payment on marketplace for the nine and three-month periods ended September 30, 2022 has been recast to include shipping and financing fees.
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

Non-GAAP Measures of Financial Performance
To supplement our unaudited interim condensed consolidated financial statements presented in accordance with U.S. GAAP, we present earnings before interest income and other financial gains, interest expense and other financial losses, foreign currency losses, net, income tax expense, depreciation and amortization and equity in earnings of unconsolidated entity (“Adjusted EBITDA”), net debt and foreign exchange (“FX”) neutral measures as non-GAAP measures. Reconciliation of these non-GAAP financial measures to the most comparable U.S. GAAP financial measures can be found in the tables below.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that represents our net income, adjusted to eliminate the effect of depreciation and amortization charges, interest income and other financial gains, interest expense and other financial losses, foreign currency losses, net, income tax expense and equity in earnings of an unconsolidated entity. We have included this non-GAAP financial measure because it is used by our Management to evaluate our operating performance and trends, make strategic decisions and the calculation of leverage ratios. Accordingly, we believe this measure provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our Management. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain items.

The following table presents a reconciliation of net income to Adjusted EBITDA for the period indicated (in millions of U.S. dollars):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Net income	$822	$317	$359	$129
Adjustments:
Depreciation and amortization	389	281	135	97
Interest income and other financial gains	(545)	(142)	(196)	(65)
Interest expense and other financial losses	297	221	111	92
Foreign currency losses, net	508	134	239	71
Income tax expense	504	154	172	69
Equity in earnings of unconsolidated entity	(3)	1	—	—
Adjusted EBITDA	$1,972	$966	$820	$393

Net debt
We define net debt as total debt which includes current and non-current loans payable and other financial liabilities and current and non-current operating lease liabilities, less cash and cash equivalents, short-term investments and long-term investments, excluding foreign government debt securities restricted and held in guarantee, securitization transactions and equity securities held at cost. We have included this non-GAAP financial measure because it is used by our Management to analyze our current leverage ratios and set targets to be met, which will also impact other components of the Company’s balance sheet, cash flows and income statement. Accordingly, we believe this measure provides useful information to investors and other market participants in showing the evolution of the Company’s indebtedness and its capability of repayment as a means to, alongside other measures, monitor our leverage based on widely-used measures.
The following table presents a reconciliation of net debt for each of the periods indicated (in millions of U.S. dollars):

	September 30, 2023	December 31, 2022
Current Loans payable and other financial liabilities	$2,272	$2,131
Non-current Loans payable and other financial liabilities	2,182	2,627
Current Operating lease liabilities	171	142
Non-current Operating lease liabilities	615	514
Total debt	$5,240	$5,414
Less:
Cash and cash equivalents	$2,171	$1,910
Short-term investments (1)	1,551	1,120
Long-term investments (2)	52	245
Net debt	$1,466	$2,139
(1) Excludes foreign government debt securities restricted and held in guarantee and investments held in VIEs as a consequence of securitization transactions.
(2) Excludes foreign government debt securities restricted, investments held in VIEs as a consequence of securitization transactions and equity securities held at cost.

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
The following table sets forth the FX neutral measures related to our reported results of the operations for the nine and three-month periods ended September 30, 2023:

	Nine Months Ended September 30,
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2023	2022	Percentage Change	2023	2022	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$10,212	$7,535	35.5%	$12,195	$7,535	61.8%
Cost of net revenues	(4,961)	(3,830)	29.5%	(5,742)	(3,830)	49.9%
Gross profit	5,251	3,705	41.7%	6,453	3,705	74.2%

Operating expenses	(3,668)	(3,020)	21.5%	(4,493)	(3,020)	48.8%
Income from operations	$1,583	$685	131.1%	$1,960	$685	186.1%

	Three Months Ended September 30,
	As reported			FX Neutral Measures	As reported
(In millions, except percentages)	2023	2022	Percentage Change	2023	2022	Percentage Change
	(Unaudited)			(Unaudited)
Net revenues	$3,760	$2,690	39.8%	$4,549	$2,690	69.1%
Cost of net revenues	(1,765)	(1,342)	31.5%	(2,060)	(1,342)	53.5%
Gross profit	1,995	1,348	48.0%	2,489	1,348	84.6%

Operating expenses	(1,310)	(1,052)	24.5%	(1,620)	(1,052)	54.0%
Income from operations	$685	$296	131.4%	$869	$296	193.6%

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
We use foreign currency exchange forward contracts and currency swaps to protect our foreign currency exposure and our investment in a foreign subsidiary from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. We designate these contracts as cash flow, net investment and fair value hedges for accounting purposes. The derivative’s gain or loss for cash flow and net investment hedges is initially reported as a component of accumulated other comprehensive income (“AOCI”). Cash flow hedges and net investment hedges are subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. The derivative’s gain or loss for fair value hedges is reported in earnings in the same line items as the change in the value of the hedged item due to the hedged risks.
As of September 30, 2023, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of September 30, 2023, the total cash and cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $2,808 million, short-term investments denominated in foreign currencies totaled $2,196 million and accounts receivable, credit card receivables and other means of payment and loans receivable in foreign currencies totaled $5,914 million. As of September 30, 2023, we had $91 million long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of September 30, 2023, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $1,572 million and our U.S. dollar-denominated long-term investments totaled $58 million.
For the nine and three-month periods ended September 30, 2023, we had a consolidated loss on foreign currency of $508 million and $239 million, respectively, mainly related to higher foreign exchange losses attributable to our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate, higher foreign exchange losses from our Argentinian subsidiaries, partially offset by foreign exchange gains from our Brazilian and Mexican subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations—Other income (expenses), net” for more information.

Foreign currency sensitivity analysis
The table below shows the impact on our net revenues, cost of net revenues, operating expenses, other income (expenses) and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to at the moment of translating our financial statements to U.S. dollars for the nine-month period ended September 30, 2023:

Foreign Currency Sensitivity Analysis
(In millions)	-10%	Actual	+10%
	(1)		(2)
Net revenues	$11,346	$10,212	$9,284
Expenses (*)	(9,545)	(8,629)	(7,880)
Income from operations	1,801	1,583	1,404

Other income/(expenses), equity in earning of unconsolidated entity and income tax related to P&L items	(275)	(253)	(234)
Foreign Currency impact related to the remeasurement of our Net Asset position	(521)	(508)	(497)
Net Income	$1,005	$822	$673

Total Shareholders’ Equity	$2,902	$2,741	$2,610
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
Brazilian segment
Considering a hypothetical devaluation of 10% of the Brazilian Real against the U.S. dollar on September 30, 2023, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $227 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $46 million in our Brazilian subsidiaries.
Argentine segment
In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018. Argentina’s inflation rate for the nine-month periods ended September 30, 2023 and 2022 was 103.2% and 66.1%, respectively.
We use Argentina’s official exchange rate to account for transactions in our Argentine segment, which as of September 30, 2023 and December 31, 2022 was 349.95 and 177.16 Argentine Pesos, respectively, against the U.S. dollar. For the nine-month periods ended September 30, 2023 and 2022 Argentina’s depreciation of its local currency against the U.S. dollar was 97.5% and 43.4%, respectively.
Considering a hypothetical devaluation of 10% of the Argentine Peso against the U.S. dollar on September 30, 2023, the effect on non-functional currency net liability position in our Argentine subsidiaries would have been a foreign exchange gain amounting to approximately $9 million in our Argentine subsidiaries.

See “Summary of significant accounting policies - Foreign currency translation - Argentine currency status and Argentine exchange regulations” in Note 2 of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
Mexican segment
Considering a hypothetical devaluation of 10% of the Mexican Peso against the U.S. dollar on September 30, 2023, the reported net assets in our Mexican subsidiaries would have decreased by approximately $90 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $17 million in our Mexican subsidiaries.
Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables and on the financial debt that we use to fund Mercado Pago and Mercado Credito’s operations. As of September 30, 2023, Mercado Pago’s receivables totaled $3,375 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of September 30, 2023, loans receivable from our Mercado Credito solution totaled $2,378 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
As of September 30, 2023, our short-term investments amounted to $3,320 million and our long-term investments amounted to $149 million. Our short-term investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Notes 3 and 5 of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.
Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of September 30, 2023, our loans payable and other financial liabilities, which accrue interest based on variable rates, amounted to $2,666 million, while our loans payable and other financial liabilities, which accrue interest based on fixed rates, amounted to $1,788 million. See Notes 12 and 13 of our unaudited interim condensed consolidated financial statements for further detail. Considering a hypothetical increase of 100 basic points in the interest rates, the reported Loans payable and other financial liabilities as of September 30, 2023 would have increased by approximately $13 million with the related impact in Interest expense and other financial losses. We have entered into swap contracts to hedge the interest rate fluctuation of $493 million notional amount, $244 million of which have been designated as hedging instruments. See Note 15 of our unaudited interim condensed consolidated financial statements for further detail on derivative instruments.
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

Our Board, upon the recommendation of the compensation committee, approved the 2019, 2020, 2021, 2022 and 2023 Long Term Retention Programs (the “2019, 2020, 2021, 2022 and 2023 LTRPs”), respectively, under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years (with the first payment occurring no later than April 30, 2020, 2021, 2022, 2023 and 2024 for the 2019, 2020, 2021, 2022 and 2023 LTRPs, respectively). In order to receive the full target award under the 2019, 2020, 2021, 2022 and/or 2023 LTRPs, each eligible employee must remain employed as of each applicable payment date. The 2019, 2020, 2021, 2022 and 2023 LTRP awards are payable as follows:
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
As of September 30, 2023, the total contractual obligation fair value of our outstanding LTRP Variable Award Payment obligation subject to equity price risk amounted to $442 million. As of September 30, 2023, the accrued liability related to the outstanding Variable Award Payment of the LTRP included in Salaries and social security payable in our consolidated balance sheet amounted to $74 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:

	As of September 30, 2023
	MercadoLibre, Inc Equity Price	2018, 2019, 2020, 2021, 2022 and 2023 LTRP Variable contractual obligation
Change in equity price in percentage	(In millions, except equity price)
40%	1,785.27	619
30%	1,657.75	574
20%	1,530.23	530
10%	1,402.71	486
Static (*)	1,275.19	442
(10)%	1,147.67	398
(20)%	1,020.15	353
(30)%	892.63	309
(40)%	765.11	265
(*)Present value of average closing stock price for the last 60 trading days of the year preceding the applicable payment date.
In November 2021, we acquired Kangú Participações S.A. Former Kangú’s shareholders who after the acquisition became the Company’s employees will receive cash payments annually over a three-year period subject to certain performance and stay conditions. The payments will be indexed based on changes in equity price of our common stock. As of September 30, 2023, the total contractual obligation fair value of the mentioned payments amounted to $8 million.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine-month period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We permit remote work for most positions of our Company, and we monitor and assess the impact of this remote work environment on our internal controls.
PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
See Item 1 of Part I, “Financial Statements—Note 10 Commitments and Contingencies—Litigation and other Legal Matters”.
Item 1A — Risk Factors
As of September 30, 2023, there have been no material changes in our risk factors from those disclosed in the Company’s 2022 10-K.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions) (2)
July, 2023	—	—	—	Up to $479
August, 2023	69,807	2,718.29	69,807	Up to $290
September, 2023	43,343	3,063.36	43,343	Up to $157
(1)Average price paid per share does not include costs associated with the repurchases. It includes the foreign exchange loss recognized for the nine-month period ended September 30, 2023. Please refer to Note 16 of our unaudited interim condensed consolidated financial statements for additional detail.
(2)On February 21, 2023, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $900 million to expire on March 31, 2024 (the “Program”). As of September 30, 2023, the estimated remaining balance available for share repurchases under this Program was $157 million. Please refer to Note 16 of our unaudited interim condensed consolidated financial statements for additional detail.
Item 5 — Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.
*
104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101	*

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: November 2, 2023.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Martín de los Santos
Martín de los Santos
Sr. Vice President and Chief Financial Officer