Form 10-K
period 2023-12-31
MERCADOLIBRE INC
filed 2024-02-23
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 001-33647
______________________________________________________________________________________________________________
MercadoLibre, Inc.
(Exact name of Registrant as specified in its Charter)
______________________________________________________________________________________________________________

Delaware	98-0212790
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)
WTC Free Zone
Dr. Luis Bonavita 1294, Of. 1733, Tower II
Montevideo, Uruguay, 11300
(Address of principal executive offices) (Zip Code)
(+598) 2-927-2770
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MELI	Nasdaq Global Select Market
2.375% Sustainability Notes due 2026	MELI26	The Nasdaq Stock Market LLC
3.125% Notes due 2031	MELI31	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
______________________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.   Yes   ☒   No   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒
The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2023, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2023) was approximately $47,211,780,483. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2023 have been excluded from this number because these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 23, 2024, there were 50,697,442 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.
Documents Incorporated By Reference
Portions of the Company’s Definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2023, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2023
3 | MercadoLibre, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report. Such forward looking statements include, but are not limited to, statements regarding MercadoLibre, Inc.'s expectations, objectives and progress against strategic priorities; initiatives and strategies related to our products and services; business and market outlook, opportunities, strategies and trends; impacts of foreign exchange; the potential impact of the uncertain macroeconomic and geopolitical environment on our financial results; customer demand and market expansion; our planned product and services releases and capabilities; industry growth rates; future stock repurchases; our expected tax rate and tax strategies; and the impact and result of pending legal, administrative and tax proceedings. Such forward-looking statements are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A—Risk Factors” in Part I of this report. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report, as well as the factors discussed in the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”). We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be material that could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.
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

4 | MercadoLibre, Inc.

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
To complement the Mercado Libre Marketplace and enhance the user experience for our buyers and sellers, we developed Mercado Pago, an integrated digital payments solution. Mercado Pago was initially designed to facilitate transactions on Mercado Libre’s Marketplaces by providing a mechanism that allowed our users to securely, easily and promptly send and receive payments. Now, Mercado Pago is a full ecosystem of financial technology solutions both in the digital and physical world. Our digital payments solution enables any Mercado Libre registered user to securely and easily send and receive digital payments and to pay for purchases made on any of Mercado Libre’s Marketplaces. Currently, Mercado Pago processes and settles all transactions on our Marketplaces in Argentina, Brazil, Mexico, Colombia, Chile, Uruguay, Peru and Ecuador.
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
In our main markets, we currently offer the following solutions:
■In-store physical payments by selling mobile point of sale (“MPOS”) devices and through quick response (“QR”) payment codes;
■Digital payment solutions for utilities, mobile phone top up, peer-to-peer payments and more through our digital account;
■Pre-paid cards and debit cards for users to spend and withdraw their account balances from their Mercado Pago digital account;
■Merchant and consumer credits, both on and off the Mercado Libre Marketplace, and credit cards;
■Insurance products such as extended warranties, theft and damage policies, among others;
5 | MercadoLibre, Inc.

■Savings and investment products to invest balances stored on Mercado Pago accounts; and
■A cryptocurrency buy, hold and sell feature of our wallet in Brazil, Mexico and Chile, for users to buy, hold and sell selected global cryptocurrencies and stablecoins.
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
Consumers can access credit lines through us once we score and approve them through our proprietary models. Loans can be used for a purchase on the Mercado Libre Marketplace, or on third party sites that use our payments processing technology. Since 2019, we also extend personal loans to recurring consumer credit borrowers, allowing them to buy products and services outside of our platform via the Mercado Pago digital account. In 2021, we launched our first Mercado Pago credit card in Brazil, followed by Mexico in 2023, which is free, internationally accepted, digitally managed and can be used on- and off-platform. An advantage of the Mercado Pago credit card is that it allows users to pay in additional installments for purchases on the Mercado Libre Marketplace and accrue additional points to our user loyalty program.
We collect data in our proprietary credit models, which helps us better understand and more accurately predict the behavior of our users, and continue increasing the pace of originations while maintaining levels of uncollectible debt at an acceptable level from a business perspective.
Our asset management product, which is available in Argentina, Brazil, Mexico and Chile, is a critical pillar to build our alternative two-sided network vision. It incentivizes our users to begin to fund their digital wallets with cash as opposed to credit or debit cards given that the return our product offers is greater than traditional checking accounts. With a seamless onboarding, this product allows users to withdraw and use the value stored in their digital wallets at any given time through QR code in-store payments, pre-paid and debit cards, or cash withdrawn from an ATM, without requiring that their funds be trapped in a money market fund or a certificate of deposit to obtain an equivalent return. This product is another way in which we continue to innovate, leveraging the rising trust in third-party e-commerce platforms and low levels of formal sector financial inclusion, which generate a unique opportunity for investment products aimed at users in Latin America who are unbanked or underbanked.
As an extension of our asset management and savings solutions for users, we launched a digital assets feature as part of the Mercado Pago wallet in Brazil, Mexico and Chile, in 2021, 2022 and 2023, respectively. This service allows our millions of users to purchase, hold and sell selected digital assets through our interface without leaving the Mercado Pago application, while a partner acts as the custodian and offers the blockchain infrastructure platform. This feature is available for all users through their Mercado Pago wallet. In 2022 we launched savings products in Brazil that enable users to purchase certificates of deposit, which have a higher return than our basic asset management product. In partnership with a third party, we also launched three investment fund options in Brazil, which enable our users to diversify their investment portfolio in an accessible way and with options for quick withdrawal.
Our advertising platform, Mercado Ads, enables businesses to promote their products and services on the Mercado Libre Marketplace and Mercado Pago Fintech platform. Through our advertising platform, brands and sellers are able to display ads on our pages through product searches, banner ads or suggested products. Our advertising platform enables merchants and brands to access the millions of consumers that are on our Marketplaces at any given time with the intent to purchase, which increases the likelihood of conversion. Advertisers are able to leverage our first-party data to create and target highly particularized audiences.
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
In 2023, we relaunched our loyalty program in Brazil and Mexico, simplifying the experience with the elimination of the prior levels system and offering a brand new paid subscription, Meli+, which includes free shipping on more products, free Disney+ and Star+, as well as Deezer Music Premium free for the first 12 months. The subscription also includes video content discounts for certain third-party content providers such as HBO Max, Paramount+ and Vix. In Argentina, Chile and Colombia we still have the original Level 6 subscription.
In addition, in 2023 we launched Mercado Play, a streaming service available to all users in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay. The platform offers users access to content from various national and international content studios at no cost.
6 | MercadoLibre, Inc.

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
We have two distinctive revenue streams in our business:
■Commerce revenue
Our Commerce business is comprised of two primary revenue streams: Services and Product Sales. Our Services revenue stream is mainly generated from Marketplace fees that include final value fees and flat fees for transactions below a certain merchandise value, related shipping fees net of third-party carrier costs (when we act as an agent) and storage fees, classifieds fees, advertising sales fees, and fees from other ancillary businesses. Our Product Sales revenue stream entails selling merchandise on a first-party basis from our own inventory and related shipping fees.
■Fintech revenue
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
To achieve these objectives, we intend to pursue the following strategies:
■Expand into additional transactional service offerings. Our strategic focus is to enable online transactions of multiple types of goods and services throughout Latin America. Consequently, we strive to launch online transactional offerings in new product and service categories where we believe business opportunities exist. These new transactional offerings include, but are not limited to: (a) maximizing utilization of Mercado Pago on our platform and expanding off-platform in digital and offline transactions, (b) offering additional product categories in our marketplace, (c) expanding our presence in vehicle, real estate and services classifieds, (d) maximizing the value and usage of account money through savings and investment products, (e) maximizing utilization of Mercado Envios, (f) expanding our Mercado Credito service, (g) offering enterprise software solutions to our online commerce business users and (h) expanding our advertising offerings. We believe that a significant portion of our growth will be derived from these new or expanded product and service launches within our ecosystem in the future.
7 | MercadoLibre, Inc.

■Continue to improve the shopping experience for our users. We intend to continually enhance our e-commerce ecosystem in order to better serve individuals, brands, retailers and other businesses that want to buy or sell goods and services online in a convenient, simple and safe way. We are committed to continue investing in the development of new tools and technologies that facilitate web and mobile commerce on our platform. In line with our constant focus on innovation, a critical component of user experience is the vertical solutions that we offer across key categories. We will continue to focus on improving the functionality of our websites and apps, building a verticalized experience in key categories, driving increased usage of our payments and shipping solutions to deliver a more efficient and safe shopping experience and providing our users with the help of a dedicated customer support department. We will continue to focus on increasing purchase frequency and transaction volumes from our existing users, including the development of our loyalty program for frequent users.
■Continue to grow our business and maintain market leadership. We focus on growing our business, achieving scale-related competitive advantages and strengthening our position as a preferred commerce and fintech platform in each of the markets in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential user base that has resulted from the growth of internet penetration rates in Latin America. We intend to achieve these goals through organic growth, by introducing our services in new countries and entering new category segments, by launching new transactional business lines, and through potential strategic acquisitions of key businesses and assets.
■Increase monetization of our transactions. We focus on improving the revenue generation capacity of our business by implementing initiatives designed to maximize the revenues we generate from transactions on our platform. Some of these initiatives include increasing our fee structure, selling advertising on our platform, offering other e-commerce services and expanding our fee-based features.
■Take advantage of the natural synergies that exist among our services. We strive to leverage our various services and our loyalty program, to promote greater cross-usage and synergies, thereby creating a fully integrated ecosystem of e-commerce offerings. Consequently, we will continue to promote the adoption of our Mercado Envios logistics solution, our advertising solution, our Mercado Pago payments solution on our Marketplaces and reward our users in each country for increased usage and engagement.
Marketing
Our marketing strategy is designed to grow our platform by promoting the Mercado Libre and Mercado Pago brands, attracting new users, generating more frequent trading by our existing users and cross-selling services among our existing user base within our entire ecosystem of commerce and fintech. To this end, we employ various means of advertising, including placement in leading online channels across Latin America, paid and organic positioning in leading search engines, email and push notification marketing, onsite marketing, presence in offline media, sponsorship of large events, and use of targeted promotional discount coupons. During 2023, we strengthened our buyers acquisition and demand generation efforts in Mercado Libre with multiple initiatives that helped us drive total gross merchandise volume (“TGMV”) while gaining efficiency in our budget investments. We also relaunched our loyalty program (Meli+) to increase users engagement and accelerated our digital financial services positioning for Mercado Pago. These campaigns were rolled out across public TV, cable TV, radio, billboards and online media. We continued carrying out a complete coverage of promotional campaigns on commercial dates such as Children’s Day, Mother’s Day, Father’s Day, Christmas and dates specific to the e-commerce industry, such as Hot Sale, CyberMonday, Black Friday and Buen Fin, leveraging our unique ecosystem of solutions within advertising, Mercado Credito, Mercado Shops and Mercado Envios.
Product Development and Technology
On December 31, 2023, we had 15,638 employees on our information technology and product development staff, an increase of 13% from 13,856 employees on December 31, 2022, due to new hires and as a consequence of improvements in our ecosystem products, which increased our information technology and product development staff.
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
8 | MercadoLibre, Inc.

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
Seasonality
Like most retail businesses, we experience the effects of seasonality in all of the countries in which we operate throughout the calendar year. Although much of our seasonality is due to the year-end promotional campaigns and the Christmas holiday season, the geographic diversity of our operations (i.e. southern and northern hemispheres) helps mitigate the seasonality attributed to summer vacation time and national holidays.
Typically, the fourth quarter of the year is the strongest in terms of revenue in every country where we operate due to the significant increase in transactions before the holiday season. The first quarter of the year is generally our slowest period. The months of January, February and March correspond to summer vacation time in Argentina, Brazil, Chile, Peru and Uruguay. Additionally, the Easter holiday falls in March or April, and Brazil celebrates Carnival for one week in February or March. This first quarter seasonality is partially mitigated by our operations in the countries located in the northern hemisphere, such as Colombia and Mexico, the slowest months for which are the summer months of July, August and September. Lastly, commercial campaigns like Hot Sale, CyberMonday, Black Friday and Buen Fin generate an increase in transactions.
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
Intellectual Property Rights
Our intellectual property rights are critical to our future success and rely on a combination of copyright, trademark, patent designs, trade secret laws and contractual restrictions.
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
We have entered into confidentiality and intellectual property assignment agreements with our employees and certain contractors. To prevent disclosure of our proprietary information to unauthorized parties, we have also entered into non-disclosure agreements with our employees, strategic partners and suppliers.
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
9 | MercadoLibre, Inc.

Human Capital
Employees and Labor Relations
The following table shows the number of our employees by country as of December 31, 2023:

Country	Number of Employees
Brazil	22,791
Mexico	16,195
Argentina	10,663
Colombia	4,419
Chile	2,380
Uruguay	1,780
Peru	45
Venezuela	26
United States	10
Ecuador	4
Total	58,313
We manage operations in the remaining countries in which we have operations remotely.
Our employees in Brazil are represented by different labor unions: i) Fetramag (“Federação dos Trabalhadores na Movimentação de Mercadorias em Geral de Goiás, Bahia e Piauí”) in the States of Goias, Bahia and Piauí, ii) Fetrammergs (“Federação dos Trabalhadores na Movimentação de Mercadorias em Geral, Comércio Armazenador e Auxiliares de Administração de Armazéns Gerais do Estado do Rio Grande do Sul”) in the State of Rio Grande do Sul, iii) Sindiesp (“Sindicato dos Trabalhadores nas Empresas e Cursos de Informática do Estado de São Paulo”) in the State of São Paulo, iv) Fetramov (“Federação dos Trabalhadores na Movimentação de Mercadorias em Geral e Operações de Logística do Estado de Minas Gerais”) in the State of Minas Gerais, v) Sintracamp (“Sindicato da Categoria Profissional dos Trabalhadores Empregados e Avulsos, na Movimentação e Ensacamento de Mercadorias e de Cargas e Descargas em Geral de Campinas e Região”) in the city of Louveira, State of São Paulo, vi) Sintrammgep (“Sindicato dos Trabalhadores em Movimentação de Mercadorias em Geral de Paulínia e Região”) in the city of Cajamar, State of São Paulo, vii) Fetrammasc (“Federação dos Trabalhadores na Movimentação de Mercadorias em Geral e Auxiliar de Administração em Gerais, Similares, Conexos”) in the State of Santa Catarina, viii) Sintramoju (“Sindicato dos Trabalhadores na Movimentação de Mercadorias em Geral e Logistica de Jundiaí e Região”) in the city of Franco da Rocha, State of São Paulo, ix) Sintrammsp (“Sindicato dos Trabalhadores, na Movimentação de Mercadorias em Geral e Auxiliar na Administração em Geral de São Paulo”) in the city of Perus, State of São Paulo, x) Sindpd SC (“Sindicato dos Empregados em Empresas de Processamento de Dados de Santa Catarina”) in the State of Santa Catarina, and xi) Sinetrosv (“Sindicato dos Empregados em Escritório de Empresas de Transporte Rodoviário de Osasco, Sorocaba e Vale do Ribeira”) in the cities of Osasco, Sorocaba and Vale do Ribeira, State of São Paulo. Also, some of our employees in Argentina are represented by the Commercial Labor Union (“Sindicato de Empleados de Comercio”) and our fulfillment employees in Argentina are represented by “Sindicato de Carga y Descarga” and some of our employees in Uruguay are represented by the Commercial Labor Union (“Federación Uruguaya de Empleados de Comercio y Servicios”). In Mexico some of our fulfillment employees are represented by the Mexican Commercial Labor Union (“Federación Obrera Sindical de la República Mexicana”). Unions or local regulations in other countries could also require that employees be represented. We consider our relations with our employees to be good and we implement a variety of human resources practices, programs and policies that are designed to hire, develop, compensate and retain our employees.
Culture and Development
If we want to shed light on the most significant attribute that makes MercadoLibre a unique place to work at, we need to point to our entrepreneurial culture. This attribute, visible since our early garage days in Buenos Aires, continues to live in the more than 58,000 people that create our great team across Latin America.
MercadoLibre’s DNA, our culture, is best represented by a protagonist attitude, a relentless mandate to create value for our users to take risks and innovate, while delivering excellence as a team. Integrity nurtures our DNA and defines our identity, beliefs and conduct. For 24 years, our culture has played a major role in our Company’s exciting and successful story, becoming a competitive advantage and a major differentiating factor.
Our leadership team takes a central role in modeling our culture. One of our cultural principles is “Lead by example”. Our leaders are expected to be the first to give their best, to spread enthusiasm and, above all, to inspire the Company’s culture and DNA with their actions. Over the past year, we have trained over 1,500 leaders to become multipliers of our DNA. This included over 70 training sessions focused on maximizing the impact of our leaders, with an emphasis on overcoming challenges, embodying MercadoLibre's culture through a protagonist attitude, and the importance of effective feedback. We are excited about the positive impact these trainings have generated, not only on the participants and their teams but, consequently, on the business results. In 2024, we expect to reach a total of more than 1,800 leaders.
In 2023, our “Leading Ops” program trained over 3,400 leaders to strengthen management in our logistics operation, which has enhanced productivity and has helped us continue with our expansion goal of our logistics network reaching every home in Latin America.
10 | MercadoLibre, Inc.

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
Loyal to our agile and entrepreneurial culture, at MercadoLibre we seek to develop an environment that offers maximum flexibility, that connects people, and at the same time, inspires them to give their best.
We are driven by the purpose of democratizing commerce and financial services to transform the lives of millions of people across Latin America. Everything we do as a company begins and ends with this purpose in mind, and our culture guides and inspires every decision that we make and every initiative that we launch.
Talent, Recruitment and Hiring
Our recruitment and hiring strategy is an example of our commitment to serve as a growth engine for Latin America in response to the challenges presented in the last years.
It is a privilege and source of pride to continue generating quality employment in Latin America. This year, we achieved a new milestone, surpassing 58,000 employees at MercadoLibre.
This year, we welcomed over 17,500 employees across the region, with significant growth in our Technology, Product, and Logistics teams. We have been consistently expanding over the last 10 years, and in the last three years, we have almost quadrupled our workforce (from 15,546 to 58,313 employees), without losing our distinct culture. We remain committed to preserving the singular qualities that our DNA brings, scaling excellence and being agile to turn challenges into opportunities.
This ongoing evolution solidifies us year after year as leaders in job creation with a distinctive value proposition. The growth in direct employment, coupled with the development of our business, has a significant impact in terms of indirect employment, by multiplying opportunities and jobs throughout the value chain and among the hundreds of thousands of MSMEs that trust our ecosystem today.
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
Well-being
At MercadoLibre we seek to maximize human potential by sharing the “MELI stage” of each person’s life as an integrated and full course of events that can be fully taken advantage of. As part of the vision that we share, at MercadoLibre we assign priority to the well-being of our teams and understand the correlation that exists between effectiveness and balancing the different areas of our lives, work being one of them.
With this perspective in mind, we work on the comprehensive nature of well-being, which includes physical and emotional health, social connection, and financial well-being.
In 2023, we organized the second edition of the Wellbeing Summit, a regional virtual event available to all our employees to discuss, alongside distinguished speakers, the comprehensive nature of well-being, as well as habits and routines to boost productivity and performance.
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
Our mission regarding diversity and inclusion is focused on three dimensions:
■The construction of diverse teams that reflect the diversity of our users, by increasing representation and inclusion of different profiles and experiences. To include all perspectives and accelerate the change in mindset of the organization, we set out to advance diversity especially in the following four pillars: ethnicity, gender, sexual orientation and expression, and disability. Each open position is an opportunity to add a different perspective to complement the ones already in the team.
■The development of inclusive environments, respecting and valuing differences, and ensuring equal treatment and fairness of opportunities. We want everyone to be heard and to be able to express themselves, give their opinion, and propose ideas to innovate and challenge their team with new perspectives.
■The promotion of an inclusive society, fostering equal opportunities for all with products, services, and initiatives.
11 | MercadoLibre, Inc.

We prioritize the inclusion and development of women in our sector. At MercadoLibre, four out of ten employees are women (44%), and women occupy 33% of leadership positions (managers and up), exceeding the market averages in IT in Latin America. We also promote and measure equity in compensation by, among other methods, carrying out a thorough analysis of equal pay to confirm that we do not have a gender pay gap. As a result of these and other diversity initiatives and priorities, women and men of the same seniority enjoy the same income level throughout MercadoLibre.
At MercadoLibre, we are constantly progressing by promoting increasingly inclusive teams and environments, and also evolving accessible technologies for providers and users. The percentage of our employees with disabilities doubled in 2021, and now there are more than 1,000 people with disabilities who give their maximum every day (more than 280 of whom joined MercadoLibre during 2023). In addition, our commitment to the promotion of an increasingly inclusive society impacts our business. Our Mercado Libre and Mercado Pago platforms have evolved significantly in terms of accessibility for visual and motor disabilities. For example, all the main streams are developed so that they can be interpreted and converted to audio by any read application of the operating systems. We have a team dedicated to educating and raising awareness among all of our development and user experience (“UX”) teams to build accessible solutions for everyone.
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
Government Regulation
We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, fintech, privacy, data protection, taxation, obligations to provide information to certain authorities about transactions occurring on our platform or about our users, anti-money laundering regulations, transport regulations and other legislation which also applies to other companies conducting business in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, consumer protection, digital signatures and personal privacy apply to online businesses. Some of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the user´s adoption of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These regulations could cover a wide variety of issues, including, without limitation, online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, fintech transactions, freedom of expression, pricing, content and quality of products and services, taxation (including VAT or sales tax collection obligations, obligation to provide certain information about transactions that occurred through our platform, or about our users), advertising, intellectual property rights, consumer protection and information security.
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
In addition, on June 10, 2019, the Argentine government enacted Law No. 27,506 (knowledge-based economy promotional regime), which established a regime that provides certain tax benefits for companies that meet specific criteria. In August 2021, the Under Secretariat of Knowledge Economy issued the Disposition 316/2021 approving MercadoLibre S.R.L.’s application for eligibility under the knowledge-based economy promotional regime. Tax benefits granted pursuant to the promotional regime to MercadoLibre S.R.L. were retroactive to January 1, 2020. See Item 8 of Part II, Financial Statements and Supplementary Data—Note 14 – Income taxes for further information.
We are also subject to significant general data protection and privacy-related regulations in many of the jurisdictions in which we operate (e.g. Law 13,709 (LGPD) in Brazil, Law 25,326 in Argentina, Federal Law on the Protection of Personal Data on Private Sector Possession in Mexico, Laws No. 1581/2012 and 1266/2008 in Colombia, Law No. 19,628 in Chile, Law No. 18,331 in Uruguay and Law No. 29,733 in Peru). Data protection laws establish rules for the collection, use, processing and storage of personal data and affect all economic sectors, including the relationship between customers and suppliers of goods and services, employees and employers and other relationships in which personal data is collected, whether in a digital or physical environment. We have created a program to implement the relevant requirements to our business processes, compliance infrastructures and IT systems to comply with data protection laws. Further, some jurisdictions in which we operate are considering imposing additional restrictions or regulations.
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
12 | MercadoLibre, Inc.

Pursuant to that authority, the CMN and the BACEN created a regulatory framework regulating the operation of payment schemes and payment institutions. A payment arrangement is a set of rules and procedures that regulate the provision of a certain payment service to the public accepted by more than one payee, through direct access by paying and receiving end users. There are two types of payment arrangements, as defined by Resolution 150/21: (i) “Closed Loop Payment Arrangement”: payment arrangements whereby the payment services (account management, issuance and accreditation of payment instrument) are performed by only one legal entity, which also acts as the payment arranger (or is controlled/the controller of the payment arranger) and (ii) “Open Loop Payment Arrangement”: any payment arrangements that do not fit into the concept of “Closed Loop Payment Arrangement”.
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
The funds held in a payment account: (i) constitute segregated assets in relation to the Mercado Pago’s assets; (ii) are not directly or indirectly available to settle any obligations of Mercado Pago; (iii) cannot be subject to attachment, sequestration, search and seizure on account of the Mercado Pago’s debts; (iv) are not part of Mercado Pago’s assets for bankruptcy or liquidation purposes; (v) cannot be given as guarantee for debts assumed by Mercado Pago; and (vi) are subject to the possibility of total redemption of the balance by the user at any time. These are very important concepts introduced by the law that ensures more reliability to customers of services provided by payment institutions, which offer payment accounts to its users.
According to the BACEN’s regulation, Mercado Pago is required to maintain funds in an amount equal to the value of the balance of funds held in a payment account and in transit between payment accounts at the same payment institution in: (i) a specific account in the BACEN (Correspondent Account for Electronic Currency - CCME) or (ii) federal government bonds, registered at the Special Settlement and Custody System (“SELIC”).
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
In addition, Mercado Pago as a payment institution in Brazil is subject to:
1.Anti-Money Laundering Rules: Mercado Pago is subject to Brazilian laws and regulations relating to anti-money laundering, terrorism financing and other potentially illegal activities. These rules require us to implement policies and internal procedures to manage, monitor, identify and, if applicable, report suspicious transactions to the relevant authorities to prevent the practice of crimes of “money laundering” or concealment of assets.
2.Register of Receivables from Payment: Mercado Pago is also subject to rules regarding the register of credit card receivables and credit operations in a centralized system operated by an entity authorized by the BACEN. These recent regulations aim to promote transparency in credit transactions, a broader credit offer and to allow merchants to offer their credit card receivables as collateral to receive better loan offers, improving competition and reducing the cost of credit.
3.Cybersecurity Policies: In 2018 the BACEN published new rules setting forth cybersecurity policies and requirements for the contracting relevant data processing and storage services as well as cloud-based computing services, which are applicable both to Mercado Pago and Mercado Credito.
4.Data Protection Law: In August 2018, Brazil approved its first comprehensive data protection law (the “Lei Geral de Proteção de Dados Pessoais” or “LGPD”), which became applicable to our business in Brazil in August 2020. In December 2018, the former president of Brazil issued Provisional Measure No. 869/2018 which amended the LGPD and created Brazil’s national data protection authority (the “ANPDP”). We have created a program to implement the relevant changes to our business processes, compliance infrastructures and IT systems to reflect the new requirements and comply with the LGPD. The LGPD establishes detailed rules for the collection, use, processing and storage of personal data and affects all economic sectors, including the relationship between customers and suppliers of goods and services, employees and employers and other relationships in which personal data is collected, whether in a digital or physical environment.
5.Secrecy rules: In addition to regulations affecting payment schemes, Mercado Pago is also subject to laws relating to internet activities and e-commerce, as well as banking secrecy laws, consumer protection laws, tax laws (and related obligations such as the rules governing the sharing of customer information with tax and financial authorities) and other regulations applicable to Brazilian companies generally. Internet activities in Brazil are regulated by Law No. 12,965/2014, known as the Brazilian Civil Rights Framework for the internet, which embodies a substantial set of rights of internet users and obligations relating to internet service providers, including data protection.
13 | MercadoLibre, Inc.

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
The BACEN implemented the Brazilian Open Finance environment, to enable the sharing of data, products and services between regulated entities — financial institutions, payment institutions and other entities licensed by the BACEN — at the customers’ discretion, as far as their own data is concerned (individuals or legal entities). The Brazilian Open Finance implementation has been gradual, through incremental phases that take into account specific information/services to be shared, and Mercado Pago has been a participant of the Brazilian Open Finance system since February 2021, when its phase 1 started.
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
During March 2022, the Central Bank of Brazil announced new rules for payment institutions based on their size and complexity and raised standards for required capital. The new framework, which was effective starting in July 2023 with full implementation by January 2025, will extend the application of the rule regarding proportionality of regulatory requirements (currently applicable to conglomerates of financial institutions) to financial conglomerates led by payment institutions. The new rules require a gradual increase in regulatory capital requirements for the Company’s regulated Brazilian subsidiaries until 2025: 6.75% from July 2023, 8.75% from January 2024 and 10.50% from January 2025.
On May 23, 2023, the BACEN published Joint Resolution No. 6, providing requirements for financial institutions, payment institutions and other institutions authorized to operate by the BACEN with respect to the sharing of data and information pertaining to fraud. According to this regulation, the listed institutions must share certain information related to fraud and interoperate with centralized bureaus, which may be elected by the institutions. In October 2023, the BACEN published Resolution BCB nº 343, which details the information that must be shared, including information relating to fraud in account opening, account maintenance, provision of payment services and credit. These requirements became effective on November 1, 2023, and Mercado Pago is fully compliant, electing CERC as its centralized bureau.
Argentina
In January 2020, the Central Bank of Argentina (“CBA”) enacted regulations relating to payments service providers that apply to the Fintech institutions that are not financial institutions but nevertheless, provide payment services in at least one of the stages of the payment system. Pursuant to this regulation, payment service providers had to register by April 1, 2020, in a registry of payment service providers created by the CBA. The regulation sets forth certain specific rules related to (i) providing information to users; (ii) depositing users’ funds in a freely available bank account; (iii) allowing users to dispose immediately of the funds credited to their accounts; and (iv) providing information to the CBA relating to the business of payment processing. On July 7, 2020, MercadoLibre S.R.L. was registered with the CBA as a payment service provider in accordance with applicable regulations.
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
On December 30, 2021, the board of the CBA issued a regulation by which financial institutions must set up a reserve of 100% of the customer funds deposited by payment service providers that offer payment accounts. According to this new regulation, from January 1, 2022, 100% of our customer funds that have not been invested by users in Mercado Fondo, have remained deposited at financial institutions, and such financial institutions deposited 100% of those funds at the CBA, and available for users. On September 22, 2022, the CBA modified the aforementioned resolution and established that financial institutions in which the Company deposits customer funds may invest up to 45% of funds that have not already been invested by users in Mercado Fondo in Argentine, peso-denominated treasury bonds due May 23, 2027. As a result of the amended regulation, we withdrew on September 5, 2022 the cases we had originally filed challenging the December 30, 2021 regulation. On August 24, 2023, the CBA issued a regulation (Communication “A” 7825), which states that payment service providers who offer payment accounts (“PSPOCP” according to its Spanish acronym) must allocate in full to their clients any compensation received from financial institutions for investing clients’ funds held in deposit accounts into Argentine treasury bonds. Since August 25, 2023, MercadoLibre S.R.L. is not receiving any compensation from financial institutions for clients’ funds held in deposit accounts. As a consequence, this regulation has no applicable effect for MercadoLibre S.R.L.
14 | MercadoLibre, Inc.

On September 1, 2022, the CBA issued a regulation that extended the application of the rules for the protection of users of financial services to PSPOCP. The regulation was already applicable to non-financial loan providers. This regulation came into effect on March 1, 2023. On February 15, 2023, the CBA issued another regulation, which establishes that PSPOCP must submit the Information Regime on Claims, with the first submission deadline was on April 24, 2023, and the Information Regime on Transparency, Chapter II, with the first submission deadline for monthly information was on March 14, 2023.
On May 18, 2023, the CBA enacted a new regulation that established the creation of the new regulatory titles of “acceptor”, “acquirer” and “aggregator”, defining their respective functions and requiring their registration in the registry of payment service providers maintained by the CBA as of December 18, 2023. As a result of this new regulation, Mercado Libre S.R.L. started the registration as “aggregator” and “acceptor” and Mercado Pago Servicios de Procesamiento S.R.L. started the registration as “acquirer”. This regulation further sets forth that acquirers and aggregators who offer their clients the possibility of accepting payments with credit cards by reading a QR Code must allow another registered interoperable digital wallet to make payments with the associated credit cards in the event that the shop accepts them through the corresponding aggregator or acquirer. In this way, the CBA established that QR Codes must be interoperable with credit card payments.
On September 14, 2023, the CBA issued Communication “A” 7861 establishing that starting on December 1, 2023, DEBIN (debit immediate), the main and simple funding source of Mercado Pago users’ accounts, will be suspended and replaced with a pull transfer method that requires the consent of the client outside of Mercado Pago’s environment before the first use. After several extensions, on January 11, 2024, the CBA issued a new regulation establishing that the suspension of DEBIN must be effective starting on April 30, 2024.
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
On February 13, 2024, the Mexican antitrust authority (Comisión Federal de Competencia Económica or “COFECE”) notified MercadoLibre, S.A., de C.V., Institución de Fondos de Pago Electrónico of its preliminary findings, conclusions and recommendations regarding competition in the ecommerce sector in Mexico, including proposed corrective measures on marketplace operators that include Mercado Libre and that, if confirmed, could require us to change certain aspects of some of our business practices in Mexico. This preliminary report is the result of a general market study on barriers to competition in the ecommerce market, launched by COFECE in 2022 and will now be taken to a subsequent stage of the process where MercadoLibre, S.A., de C.V., Institución de Fondos de Pago Electrónico and other affected entities may submit their views and additional evidence. The preliminary report and additional submissions will be analyzed by COFECE’s full board of commissioners, in accordance with applicable laws and procedures, and the plenary will issue a final report. We expect it will take several months until there is a final report issued by COFECE’s plenary. The final report may be subject to a special constitutional appeal before a specialized Mexican court and subsequent judicial decisions may be further appealed and may reach the Mexican Supreme Court. This additional judicial stage may take several years until a final decision is reached. The outcome of these proceedings and the impact that any final corrective measures may have on certain aspects of some of our business practices, is uncertain. We cannot assure you that they will not adversely affect our business, operation results and/or financial conditions. See “Risk Factors—We are subject to extensive government regulation and oversight. Failure to comply with existing and future rules and regulations in the jurisdictions in which we operate could adversely affect the operations of one or more of our businesses in those jurisdictions—Competition”.
15 | MercadoLibre, Inc.

Chile
In 2017 and 2018, Chile enacted regulations regarding the issuance and operation of payment cards, which could affect Mercado Pago’s operations, including authorization to operate, anti-money laundering obligations, capital requirements and reserve funds, operational and security safeguards, among others.
In November 2021, the Chilean Commission for the Financial Market (“CMF”) granted Mercado Pago, through its entities Mercado Pago Emisora S.A. and Mercado Pago Operadora S.A. (formerly know as MercadoPago S.A.), a prepaid card issuer license and payment card operator license, respectively. These licenses transformed Mercado Pago Emisora S.A. and Mercado Pago Operadora S.A. into regulated entities, supervised by the CMF and the Chilean Financial Analysis Unit ("UAF", in charge of supervising anti-money laundering activities in Chile), and became obligated, among other things, to: (i) deliver information on its financial and operational management on a regular basis; (ii) maintain certain minimum capital required; (iii) set up a determined liquidity reserve; (iv) deposit and maintain users’ funds in specific banks’ accounts (only applicable to Mercado Pago Emisora S.A.); and (v) perform know your client and anti-money laundering duties.
On October 12, 2022, the Chilean Congress approved the Fintech and Open-Banking Law Project, which was published on January 4, 2023, and came into effect on February 3, 2023. This law established a regulatory framework for certain technological financial services that did not have their own legal framework. These services are: (i) Alternative Transaction Systems, (ii) Crowdfunding Financing Platforms, (iii) Financial Instrument Intermediation, (iv) Order Routing, (v) Credit Advisory, and (vi) Investment Advisory. Pursuant to this law, Mercado Pago Crypto S.A. shall file a license request with the CMF in order to continue offering Order Routing services through the “buy, hold and sell” product launched in 2023 in collaboration with Ripio Chile SpAp. The rules governing the specifics of this filing and the license that CMF must grant, were issued on January 12, 2024, giving Mercado Pago Crypto S.A. until February 2025 to file the license request. In addition, an Open Finance System is created to allow financial service providers to exchange customer financial information. The CMF has until June 3, 2024 to issue secondary regulation.
On October 24, 2022, Mercado Pago Corredores de Seguros SpA was registered as an Insurance Broker in the Registry of Trade Assistants for Insurance of the CMF. The main objective of the Company is the remunerated intermediation of general and life insurance contracts with any insurer based in Chile.
Colombia
Colombian regulations establish specific requirements to open accounts and provide certain financial services, as well as policies for cash and risk management. There are also regulations requiring payment processors such as Mercado Pago to comply with certain security, privacy and anti-money laundering standards. As a result, in June 2023, MercadoPago S.A. Compañía de Financiamiento obtained a license to operate as a financial institution in Colombia, and therefore is able to offer credits, digital accounts, investments and prepaid cards. We expect this new company to be operational by the first quarter of 2024 and be subject to minimum capital, reporting, consumer protection and risk management requirements.
Uruguay
Uruguay has implemented comprehensive regulations governing electronic payments.
In September 2016, we obtained the registration of our Uruguayan subsidiary Deremate.com de Uruguay S.R.L. from the Central Bank of Uruguay (“BCU”) as an entity entitled to provide services of payments and collections (“PSPC”). Thus, on November 1, 2016, Mercado Pago was launched in Uruguay. In July 2023, MercadoPago Uruguay S.R.L. obtained the approval by the BCU to operate as an Electronic Money Issuing Institution (“IEDE”) facilitating electronic money transfers. On October 1, 2023, MercadoPago Uruguay S.R.L. started operations, and since then, must adhere to regulations regarding the placement of user funds, including the obligation to deposit and maintain these funds in designated local bank accounts to guarantee the availability of balances in each user’s digital account. In October 2023, MercadoPago Uruguay S.R.L. was authorized by the BCU, subject to the terms of the regulations, to invest its user funds in short-term investments, including “overnight” bank deposits, leveraging results and assuming associated risks.
In July 2023, Communication No. 2023/147, superseded by Communication No. 2024/018 on February 1, 2024, established regulations for reporting security incidents. In October 2023, Communication No. 2023/196 mandated bi-monthly reports on administered fund compositions, and significant modifications addressing fast payment systems and regulatory rules were made to the payment system rules.
Peru
On November 10, 2022, the Central Reserve Bank of Peru (“BCRP”) enacted regulations related to the card payment processing system that applies to issuers, acquirers and payment facilitators. On January 27, 2023, MercadoPago Perú S.R.L. was registered by the BCRP as a payment facilitator entity, allowing it to (a) affiliate merchants to the card payment system, (b) offer POS, and (c) transmit or process card payment orders and /or participate in the process of settlement to the merchants affiliated.
Offices
We are a Delaware corporation incorporated on October 15, 1999. Our registered office is located at 800 North State Street, Suite 304, Kent County, Dover, Delaware, 19901. Our principal executive offices are located at Dr. Luis Bonavita 1294, Of. 1733, Tower II, Montevideo, Uruguay, 11300.
16 | MercadoLibre, Inc.

Available Information
Our Internet address is www.mercadolibre.com. Our investor relations website is investor.mercadolibre.com. We use our investor relations website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls and webcasts. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our Annual Integrated Impact report and the Sustainability Bond report are available on our investor relations website. Our Corporate Governance Guidelines, Code of Ethics, and the charters of the Audit Committee, the Compensation and the Nominating and Corporate Governance Committee are also available on our website and are available in print to any stockholder upon request in writing to MercadoLibre, Inc., Attention: Investor Relations, Dr. Luis Bonavita 1294, Of. 1733, Tower II, Montevideo, Uruguay, 11300. Information on or connected to our website is neither part of nor incorporated into this report on Form 10-K or any other SEC filings we make from time to time.
17 | MercadoLibre, Inc.

ITEM 1A. RISK FACTORS
Risks related to our business and operations
Our business depends on the continued growth of online commerce and digital financial services, the commercial and financial activity that our users generate on our platforms and the availability and reliability of the Internet in Latin America
Online commerce and digital financial services are still a developing market in Latin America. A significant portion of our business is based on an Internet platform for commercial and financial transactions in which almost all activity depends on our users and is therefore largely outside of our control. Except for our first-party sales, we do not choose which items will be listed, nor do we make pricing or other decisions relating to the products and services bought and sold on our platform. Our future revenues depend substantially on Latin American consumers’ and providers’ widespread acceptance and continued use of the Internet as a way to conduct commerce and to carry out specific financial transactions. For us to grow our user base successfully, more consumers and providers must accept and use new ways of conducting business and exchanging information. The price of personal computers and/or mobile devices and Internet access may limit our potential growth in certain areas or countries with low levels of Internet penetration and/or high levels of poverty. The infrastructure for the Internet in Latin America may not be able to support continued growth in the number of Internet users, their frequency of use or their bandwidth requirements.
Given that we operate in a business environment in Latin America that is different than the environment in which other companies providing e-commerce and digital financial services operate, the performance of such other companies is not an indication of our future financial performance. Availability, transaction speeds, acceptance, interest and use of the Internet across Latin America are all critical to our growth and services and the occurrence of any one or more of the above challenges to Internet usage could have a material adverse effect on our business.
We operate in a highly competitive and evolving environment
The e-commerce and omnichannel retail, e-commerce services, fintech and digital content and electronic devices industries are relatively new in Latin America, rapidly evolving, highly innovative and intensely competitive, and we expect competition to become more intense in the future. To compete successfully, we must accurately anticipate technology developments and deliver innovative, relevant and useful products and services in a timely manner. Our competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than we do, and they may also devote greater resources to the development, promotion, and sale of products and services.
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
In many cases, companies that directly or indirectly compete with us provide Internet access. Some of these providers may take measures that could degrade, disrupt, increase the cost of customers’ use of our services or advocate in favor of government measures that could increase or change regulatory requirements resulting in increased costs for us, all of which could adversely affect our business and results of operations. Further, discrepancies in enforcement of existing laws may enable our lesser known competitors to aggressively interpret those laws without commensurate scrutiny, thereby affording them competitive advantages. Similarly, some of our competitors have been accused in other jurisdictions of anticompetitive business practices, which they can replicate in jurisdictions and markets where we actively compete, particularly in Latin American countries where antitrust authorities have not yet focused on such commercial practices.
18 | MercadoLibre, Inc.

The global financial services and payments industry is continuously changing and increasingly subject to regulatory supervision and continued examination. Some of the payment services offered by our competitors operate at lower commission rates than Mercado Pago’s current rates, which has resulted in market pressures with respect to the commissions we charge for our Mercado Pago services. Moreover, establishing a financial services and payments solution entity in Latin America has proven to be difficult and resource intensive (time and money). Traditional banking and financial institutions in Latin America still have significant influence over sectoral regulators and have been relatively successful at influencing the enactment of new regulations that may hinder or restrict the overall success of fintech businesses by imposing unnecessary and cumbersome requirements or otherwise limiting their business models. This influence makes it harder to promote innovative payment solutions and policy changes to adapt regulation to an ever changing and fast growing innovative and disrupting industry.
We rely on third-party platforms, such as Google Play and Apple app stores, to access our Mercado Libre and Mercado Pago apps
Our Mercado Libre and Mercado Pago apps are accessed through third-party platforms, such as Google and Apple’s app stores. We are subject to the standard terms and conditions that these providers have for application developers, which govern the content, promotion, distribution, and operation of apps on their platforms or marketplaces, and which the providers can change unilaterally on short or no notice. Those terms and conditions include limitations on the sale of digital goods and services (e.g., streaming video services), the mandatory use of the providers’ own payment processor for the sale of digital goods with a steep fee that ranges from 15% to 30% of the product’s listed price and anti-steering rules that forbid developers from informing users of their apps that alternative means of purchase are available outside the respective app store. Apple also forbids the distribution and commercialization of third-party digital goods, thereby prohibiting the development of a digital goods marketplace in iOS in competition with Apple. Apple and Google’s terms and conditions for in-app purchases of digital goods may cause friction with Mercado Libre’s initiatives for its loyalty program as well as other new projects involving the sale of digital goods or the provision of advertisement video on demand streaming services. These limitations may prevent the deployment of initiatives for mobile apps, thereby limiting the range of their overall impact. These limitations may materially affect our competitiveness with respect to other digital integrated conglomerates that do not face the same limitations, thereby impacting our capacity to grow, to innovate and to enter and compete in new markets. In addition, if changes to the existing terms and conditions interfere with the distribution of our products, if the platforms are unavailable for any prolonged period of time or if we are unable to maintain a good relationship with these third-party providers (including as a result of ongoing or future claims of anticompetitive practices), our business and results of operations could suffer.
Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner
Rapid, significant, and disruptive technological changes impact the industries in which we operate, and the effects of technological changes on our business are uncertain. Our success depends on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards if we are unable to do so in a timely or cost-effective manner, our business could be harmed.
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
The markets in which we operate are rapidly evolving and we may not be able to maintain our profitability
As a result of the emerging nature and related volatility of the markets and economies in the countries in which we operate, the increased variety of services and products that we offer and the rapidly evolving nature of our business, it is particularly difficult for us to forecast our revenues or earnings accurately. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures would have an immediate adverse effect on our business, results of operations and financial condition.
19 | MercadoLibre, Inc.

We may be liable for or experience reputational damage from the failure of users of our Marketplace to deliver merchandise or make required payments
Our success depends largely upon sellers accurately representing and reliably delivering the listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, complaints from users who did not receive the purchase price or the goods agreed to be exchanged, and regarding the quality or the partial or non-delivery of purchased items. While we can suspend the accounts of users who fail to fulfill their obligations to other users, we do not have the ability to force users to meet their obligations. Our Buyer Protection Program, which is generally available to all of our buyers, has been implemented to address those situations, subject to certain conditions. As we expand the coverage of our Buyer Protection Program, the number and amount of reimbursements may increase. Effective customer service requires significant personnel expense and investment in developing programs and technology infrastructure to help customer service representatives carry out their functions, which if not properly managed, could significantly impact our profitability.
In addition, failure to handle customer complaints effectively and negative publicity generated as a result of the fraudulent or deceptive conduct of any of our sellers could damage our reputation, diminish the value of our brands and negatively impact our results of operations.
Fraudulent activity by our users could negatively impact our operating results, brand and reputation and cause the use of services to decrease
We are subject to the risk of fraudulent activity by our users, including fraudulent and illicit sales, money laundering, bank fraud, fraud from means of payment entities, employee fraud and online securities fraud. Measures to detect and reduce the occurrence of fraudulent activities are complex and require continuous improvement, and there can be no assurance that they will be sufficient to accurately detect, prevent or deter fraud, particularly new and continually evolving forms of fraud. As our business grows, the cost of remediating for fraudulent activity, including customer reimbursements, may materially increase and could negatively affect our operating results. In addition, users’ fraudulent or potential illegal activities when using any platform we operate or payment solutions we offer could expose us to civil or criminal liability and could have a material adverse effect on our financial performance, our business or reputation in the future.
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
We are subject to consumer trends and could lose revenue if certain items become less popular or if we fail to meet customer demand
Our future revenues depend on continued demand for the types of goods that we sell, that users list on the Mercado Libre Marketplace or that users pay for with Mercado Pago on or off the Mercado Libre Marketplace. Demand for our products and services can fluctuate significantly for many reasons, including due to perceived availability, consumer trends, seasonality, promotions, product launches, defective products or unforeseeable events, such as in response to natural or man-made disasters, public health crises (including pandemics), extreme weather (including as a result of climate change), geopolitical events, or changes in or uncertainty about macro-economic conditions, which could impact the overall volume of transactions on our platforms. A decline in the demand for or popularity of certain items sold through the Mercado Libre Marketplace without an increase in demand for different items could result in reduced revenues. Also, certain consumer “fads” or other factors may temporarily inflate the volume of certain types of items listed on the Mercado Libre Marketplace, posing an inventory risk and placing a significant strain on our infrastructure and transaction capacity. These trends may also cause significant fluctuations in our operating results from one quarter to the next.
Although it is difficult to accurately forecast consumer trends and demand, we strive to predict these trends, as overstocking or understocking products we sell could lead to lower sales, missed opportunities, and excessive markdowns, any of which could have a material impact on our business and operating results or reputation. Failure to accurately forecast consumer trends and demand could significantly affect our revenue and our future growth.
Manufacturers may limit distribution of their products by distributors, prevent distributors from selling through us or encourage governments to limit e-commerce
Manufacturers may attempt to enforce minimum resale price maintenance arrangements to prevent distributors from selling on our websites or on the Internet generally, or at prices that would make our site unattractive relative to other alternatives. Increased competition or anti-Internet distribution policies could result in reduced operating margins, loss of market share and diminished value of our brand. In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among some of our sellers, which could reduce activity on our websites and harm our profitability.
20 | MercadoLibre, Inc.

Our failure or the failure of our partners to manage Mercado Pago users’ funds properly could harm our business
Our ability to manage and account accurately for Mercado Pago users’ funds requires a high level of internal controls. As Mercado Pago continues to grow, we must strengthen our internal controls accordingly. Mercado Pago’s success requires significant consumer confidence in our ability to handle large and growing transaction volumes and amounts of customer funds. Any failure to maintain necessary controls or to properly manage customer funds could severely reduce customer use of Mercado Pago, and we could be found to be in violation of applicable laws and regulations, be subject to fines or other penalties or forced to cease providing this service.
Mercado Pago offers its users in Argentina, Mexico and Chile the option to use the balances stored on their Mercado Pago wallets to invest in low-risk investment funds (money market fund equivalents). For the purposes of offering such intermediated investment functionality, Mercado Pago entered into diverse contractual relationships with licensed third party brokers and fund managers who serve as the managers of the investment funds and the facilitators of all associated investment services, including but not limited to the execution of investment orders. The scope of Mercado Pago’s involvement in these services is strictly limited to (i) the processing of charges and payments from users that use their balances held with Mercado Pago to invest, and (ii) sending the appropriate instructions to our investment partners. The third party providers have complete decision-making authority over the funds and their investment strategies. In Brazil, we have also partnered with a third party with a focus on the financial inclusion of users, to launch three Investment Fund options, allowing users to diversify their investment portfolio in an accessible way and with options for quick withdrawal. A disruption in our relationships with such third party providers or any of the services they provide to our users, could adversely affect our customers’ confidence in our business. In addition, the value of the investments made by our users in the respective investment funds, may fluctuate over time as a result of market conditions and investment decisions made by our third party providers. If there is a disruption in the services provided by our third party providers or the investments made by our users otherwise decrease in value, our users may try to pursue claims or legal actions against us, which could affect our reputation and results of operations.
We rely on banks and investment funds which acquire Mercado Pago’s receivables and payment processors to fund transactions, and changes to card association fees, rules or practices may adversely affect our business
Mercado Pago relies on banks, investment funds or payment processors to process the funding of Mercado Pago transactions and Mercado Libre Marketplace collections, and must pay a fee for this service. From time to time, card associations may increase the interchange fees they charge for each transaction using one of their cards. Card processors have the right to pass on to us any increases in interchange fees or their own fees for processing. These increased fees increase the operating costs of Mercado Pago, reduce our profit margins from Mercado Pago operations and, to a lesser degree, affect the operating margins of the Mercado Libre Marketplace. We also offer Mercado Pago prepaid cards in Brazil and Mercado Pago credit cards in Brazil and Mexico, all under the VISA brand, as well as an electronic payment funds card (equivalent to a debit card) in Mexico and Argentina issued under the MasterCard brand. If any of these companies were to be unwilling or unable to provide these services to us, or if they are willing to provide these services but at less favorable terms, our business and results of operations would be adversely affected.
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
The failure of the financial institutions with which we conduct business may have a material adverse effect on our business, operating results, and financial condition
If the condition of the financial services industry deteriorates or becomes weakened for an extended period of time, any of the following factors could have a material adverse effect on our business, operating results, and financial condition:
■Disruptions to the capital markets or the banking system may materially adversely affect the value of investments or bank deposits we currently consider safe, liquid or that provide a reasonable return, and we may be unable to find suitable alternative investments, which could result in lower interest income or longer investment horizons;
■We may be required to increase the installment and financing fees we charge to customers for purchases made in installments or cease offering installment purchases altogether, each of which may result in a lower volume of transactions completed;
■We may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so. Due to the nature of our Mercado Pago and Mercado Libre Marketplace businesses, we generate high credit card receivables and consumer and merchant loans that from time to time we sell to financial institutions, and accordingly, lack of access to credit or significant changes to the terms of any existing credit, or bank liquidations could cause us to experience severe difficulties; and
■The failure of financial institution counterparties to honor their obligations to us under credit instruments could jeopardize our ability to rely on and benefit from those instruments. Our ability to replace those instruments on the same or similar terms may be limited under difficult market conditions.
21 | MercadoLibre, Inc.

A rise in interest rates may negatively affect our Mercado Pago payment volume
We offer users the ability to pay for goods purchased in installments using Mercado Pago in some of the countries where we operate. In 2023 and 2022, installment payments represented 17.1% and 19.8%, respectively, of Mercado Pago’s total payment volume. To subsidize the cost of the installment payment feature, from time to time we pay interest to discount credit card receivables, securitize credit card receivables through trusts or finance Mercado Pago business through financial debt. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users that would likely have a negative effect on Mercado Pago’s total payment volume.
Changes in Mercado Pago’s funding mix and ticket mix could adversely affect Mercado Pago’s results
Mercado Pago pays significant transaction fees when customers fund payment transactions using certain debit and credit cards or through unaffiliated entities, nominal fees when customers fund payment transactions from their bank accounts and no fees when customers fund payment transactions from an existing Mercado Pago account balance. Mercado Pago’s financial success will remain highly sensitive to changes in the rate at which its senders fund payments using credit cards. Customers may prefer to pay using credit cards rather than bank account transfers for a number of reasons, including the ability to pay in installments, the ability to dispute and reverse charges, the ability to earn frequent flyer miles or other incentives offered by credit cards, the ability to defer payment, or a reluctance to provide bank account information to us.
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
Our Mercado Credito solution exposes us to the credit risk of our merchants and consumers, among other risks
Our Mercado Credito solution is offered to certain merchants and consumers, and the financial success of this product depends on the effective management of the credit related risk. We assess the credit risk of merchants and/or consumers seeking a loan based on a risk model internally developed, among other factors, which may not accurately predict their creditworthiness due to inaccurate assumptions about the particular merchant and/or consumer or the economic environment or limited product history, among other aspects. The accuracy of the risk model and our ability to manage credit risk may also be affected by legal or regulatory changes (e.g., bankruptcy laws and minimum payment regulations), competitors’ actions, changes in consumer behavior, funding resources, changes in the economic environment and other factors.
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
We face significant risks related to the ongoing reliability of our logistics network and shipping service
In certain countries where we operate, we offer users our Mercado Envios shipping service through integration with local carriers. We generally pay local carriers directly for their shipping costs, and then we decide how much of those costs we transfer to our customers. The decision to raise the shipping fees we charge to users may have a negative effect on Mercado Envios’ shipping volume, and the decision not to do that may result in an increase in operating costs of Mercado Envios which could generate net losses in our commerce operations.
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
Failure to successfully operate our fulfillment network may also negatively affect our business
Through our logistics solution, Mercado Envios, we offer sellers on our platform fulfillment and warehousing services, including maintaining inventories of third parties that sell products through our platform. We also use fulfillment and warehousing services for our first-party business. As we continue to add fulfillment centers, our fulfillment network may become more complex, and the operation of such centers may present significant challenges including an increased complexity of tracking inventories and operating our fulfillment network. Our failure to accurately forecast customer demand, staffing and properly handle inventories and commercial relationships with third parties could result in excess or insufficient fulfillment capacity, service interruptions, an inability to optimize platform fulfillment or staffing, unexpected costs and adversely affect our reputation or results of operations. Any supply chain constraints that affects us, our merchants or vendors could also adversely affect our ability to operate our fulfillment network effectively.
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
22 | MercadoLibre, Inc.

We continue to build new warehouses to manage increasing demand on our logistics solution. These construction efforts are subject to a risk of delay and also to risks relating to the quality of the construction, both of which could increase our costs and impact our ability to grow capacity in time to adequately meet demand.
Problems that affect our service providers could potentially adversely affect us as well
A number of parties provide services to us or to our users. These services include the hosting of our servers, shipping and the postal and payments infrastructures that allow users to deliver and pay for goods and services, in addition to paying their Mercado Libre Marketplace bills. Financial, regulatory, or other problems that might prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions on our websites more difficult, which would harm our business. Any security breach at one of these companies could also affect our customers and harm our business.
If we are unable to compete effectively for advertising spend, or if our merchants reduce advertising spend, our business and results of operations could be materially harmed
We developed a growing advertising business on our platform. If we are unable to compete effectively for advertising spend, or if merchants reduce advertising spend due to adverse macroeconomic conditions or for other reasons, our business and results of operations could be materially harmed. Our ability to maintain or increase the amount and pricing of advertising sold through our platform will depend on our ability to create more value (such as increased numbers of users, transactions and monetization, as well as increased brand awareness) than our competitors. Some of our competitors are online sites that have larger customer bases and greater brand recognition, as well as a better understanding of local culture and commerce in certain jurisdictions. Failing to provide superior value or deliver advertisements effectively and competitively could harm our reputation, financial condition and operating results. Changes to our advertising policies and data privacy practices, or those of other companies, may adversely affect the advertising that we are able to sell. In addition, the existence and development of technologies that block ads online or affect our ability to customize ads could harm our advertising business.
We may not realize benefits from recent or future strategic investments, acquisitions of businesses, technologies, services or products despite their costs in cash and dilution to our stockholders
We intend to continue to enter into a wide array of potential strategic transactions, including strategic investments, acquiring businesses, technologies, services or products, as appropriate opportunities arise. We may not, however, be able to identify, negotiate or finance such future acquisitions successfully or at favorable valuations, or to effectively integrate these acquisitions with our current business. Strategic transactions may involve significant additional challenges, uncertainties and risks, including, but not limited to, unforeseen operating difficulties and expenditures, challenges of integrating new employees, systems, technologies, and business cultures; failure to develop the acquired business adequately; disruption of our ongoing operations and diversion of our management’s attention; inadequate data security, cybersecurity and operational and information technology resilience; failure to identify, or our underestimation of, commitments, liabilities, deficiencies and other risks associated with acquired businesses or assets; and potential exposure to new or increased regulatory oversight and uncertain or evolving legal, regulatory and compliance requirements; potential reputational risks that could arise from transactions with, or investments in, companies involved in new or developing businesses or industries, which may be subject to uncertain or evolving legal, regulatory and compliance requirements; failure of the transaction to advance our business strategy and of its anticipated benefits to materialize; potential impairment of goodwill or other acquisition-related intangible assets; and the potential for our acquisitions to result in dilutive issuances of our equity securities or significant additional debt. Strategic transactions may also heighten many of the risks described in this “Risk Factors” section.
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
We depend on key personnel, the loss of which could have a material adverse effect on us
Our performance depends substantially on the continued services and on the performance of our senior management and other key personnel. Our ability to retain and motivate these and other officers and employees, as well as our ability to successfully transition key roles, is fundamental to our performance.
Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for these personnel is intense, and we cannot assure you that we will be able to successfully attract and retain sufficiently qualified personnel. In addition, changes we make to our current and future work environments may not meet the needs or expectations of our employees or may be perceived as less favorable compared to other companies, which could adversely affect our ability to attract and retain qualified personnel. Failure to successfully hire, train, manage, and retain sufficient personnel to meet our needs, as well as successfully transition key roles, such as the Chief Financial Officer transition we recently underwent, can be inherently difficult to manage, strain our operations, increase payroll and other costs, and harm our business and reputation.
We may have inadequate business insurance coverage, which would require us to spend significant resources in the event of a disruption of our services or other contingency
Even though we have business insurance coverage to face major contingencies affecting our services and goods, it may be inadequate to compensate for our losses, its coverage may be limited, or the amount of our insurance may be less than the related loss. Any business disruption, litigation, system failure or natural or man-made disaster may cause us to incur substantial costs and divert resources, which could have a material adverse effect on our business, results of operation and financial condition.
23 | MercadoLibre, Inc.

Our debt instruments contain restrictions that limit our flexibility in operating our business, and changes by any rating agency to our outlook or credit rating could negatively affect us
The terms of our senior unsecured notes issued in January 2021 and certain collateralized debt under securitization transactions contain, and any debt instruments we enter in the future may contain, covenants that restrict or could restrict, among other things, our business and operations. Failure to pay amounts due under a debt instrument or breach any of its covenants may result in the acceleration of the indebtedness (subject in certain cases to a grace or cure period). Moreover, any such acceleration and required repayment of, or default in respect of, any of our indebtedness could, in turn, constitute an event of default under other debt instruments, thereby resulting in the acceleration and required repayment of other indebtedness we may have. Any of these events could materially adversely affect our liquidity and financial condition.
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
We hold and may acquire digital assets that may be subject to volatile market prices and unique risks of loss
We used a portion of our cash reserve to purchase digital assets or certain other alternative reserve assets. During 2021, we invested an aggregate $30 million in bitcoin and ether (both, cryptocurrencies), and we may continue acquiring and holding digital assets from time to time in the future. However, in 2023 and 2022, we have not bought additional cryptocurrencies.
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
As digital assets, including bitcoin, have grown in popularity and market size, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist activities, or entities subject to sanctions regimes. If we are found to have purchased bitcoin or other digital assets from persons that have used the digital assets to launder money or from persons subject to sanctions, we may be subject to regulatory proceedings and further transactions or dealings in bitcoin or other digital assets may be restricted or prohibited. The rapidly evolving regulatory landscape with respect to digital assets may subject us to additional costs, such as the implementation of additional and potentially costly controls or other actions.
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
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks
We have published an annual integrated impact report, sustainability bond reports in connection with the allocation of proceeds from the sale of our 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”), a Sustainability Bond Framework 2020 (the “Framework”), and a specific analysis of climate related risk factors following the guideline and recommendations of the Task Force on Climate-related Financial Disclosures. These reports describe, among others, our policies, practices and initiatives across a variety of environmental, social and governance (“ESG”) matters, including our contribution to socio-economic development, diversity, inclusion and financial education, human capital management and efforts to reduce our environmental impact. The implementation of these initiatives is complex and subject to contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, and may require considerable investments. As such, we cannot guarantee that we will be able to execute any of these initiatives, including, but not limited to, the Company’s intention to allocate the proceeds from the sale of the 2026 Sustainability Notes to eligible projects meeting the criteria and within the time frame described in our Framework. Further, these efforts may contribute to increased scrutiny from customers, regulators, investors and other stakeholders related to our ESG practices and disclosure. For example, some of our Marketplace customers may elect to reduce purchases from us if we are unable to verify that our performance and products meet the specifications of responsible sourcing programs. Investor advocacy groups, investment funds and institutional investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights.
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
24 | MercadoLibre, Inc.

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
There are potential risks related to our loyalty token program and our cryptocurrency buy, hold and sell feature
There are potential risks to MercadoLibre from the loyalty token program. Because of the novelty of digital assets, there is regulatory uncertainty about the legal and accounting treatment of the tokens issued in connection with the loyalty program in certain jurisdictions, which has and may continue to limit our ability to roll out the program in new jurisdictions or continue it successfully or at all under its current terms. Such uncertainty could also subject us to regulatory actions or claims. If the impact of the program becomes material to our operations, our reported results could be affected by variations in the market price of the token, since, under the current terms of the program, the tokens can be sold at the then prevailing market price and users may use the resulting fiat currency to purchase products and services on the Mercado Libre Marketplace. In addition, while we have taken steps to make the tokens secure, digital assets in the custody of various other custodians have in the past been hacked or lost, and any users of our tokens that in the future may have similar experiences might try to pursue claims against us. Despite our disclaimer of liability for any loss, damage, claim, cost and/or expense that may arise in connection with the loyalty token program, users may also try to pursue claims against us if the loyalty token program is unsuccessful or the tokens otherwise decrease in value. Any such claims could affect our customers’ confidence in our digital assets, affecting our reputation and results of operations. We cannot assure that the loyalty token program will achieve its objectives relating to customer usage and customer loyalty.
We provide our customers the ability to access through our Mercado Pago platform crypto-assets trading and custody services that are rendered by third parties, which allows users to buy, hold, sell and transfer certain global cryptocurrencies and stablecoins. We also rely on third party service providers to perform several functions in connection with our loyalty token program. Such service providers (“SPs”) provide our customers token and crypto-assets exchange services (whereby customers can buy and sell tokens and certain crypto-assets) as well as tokens and crypto-assets custody services. The SPs are also responsible for securing our customers’ tokens and crypto-assets and protecting them from loss or theft. We in turn provide a platform that acts as an interface for our customers to access the SPs’ services. A disruption in our relationship with the SPs or in any of the services provided by them to users could adversely affect our customers’ confidence in our loyalty token program, crypto-assets offerings through the SPs and on our business.
Our SPs rely on computer software, hardware and telecommunications infrastructure and networking to provide services to our customers related to the token and crypto-assets exchange and custody services. These computer-based services are subject to disruption, delay and/or failure, which could cause our users to lose access to our Mercado Pago platform or to the SPs’ services. Any such technical issues could negatively affect our customers’ confidence in our loyalty token program and the crypto-assets offering through the SPs and on our business.
The SPs maintain the cryptographic private keys which allow access to the digital wallets where our customers’ token and crypto-assets are held in custody. In the event that those private keys are lost, destroyed, unable to be accessed or anyway compromised and no back up of such private keys exists, the SPs will not be able to access the tokens or crypto-assets held on behalf of our customers in their custody. The SPs’ failure to safeguard the crypto-assets owned by our customers may result in losses to our customers, which could adversely affect our customers’ confidence in our crypto-assets and on our business. In addition, the SPs’ failure to maintain necessary controls or safeguard against improper transactions due to process or control oversight could lead to sanctions and reputational harm for the Company.

The regulatory environment concerning digital assets, including cryptocurrencies and stablecoins, is uncertain and evolving. Changes in laws and regulations regarding such assets, services that involve a partnership with a custodian and blockchain infrastructure providers, as well as the perception of the market regarding this type of asset, may negatively impact our ability to enable our customers to buy, hold and sell crypto-assets in the future and may adversely affect our business.
Natural disasters, climate change, geopolitical events, global health epidemics or pandemics and catastrophic events could materially adversely affect our financial performance
The occurrence of one or more natural disasters, such as hurricanes, tropical storms, floods, fires, earthquakes, tsunamis, cyclones, typhoons; weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise; geopolitical events (such as international trade disputes and the ongoing conflicts in Ukraine and the Middle East); global health epidemics or pandemics or other contagious outbreaks (such as COVID-19 and its variants); and catastrophic events, such as war, civil unrest, terrorist attacks or other acts of violence, including active shooter situations, acts of vandalism or terrorism, labor or trade disputes, and similar events in countries in which we operate, in which our users are located, or in other areas of the world could adversely affect our operations and financial performance.
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
25 | MercadoLibre, Inc.

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
Legal and Regulatory Risks
We are subject to extensive government regulation and oversight. Failure to comply with existing and future rules and regulations in the jurisdictions in which we operate could adversely affect the operations of one or more of our businesses in those jurisdictions
Our business is subject to the laws, rules, regulations and policies of the countries in which we operate, as well as the legal interpretation of such regulations by administrative bodies and the judiciary of those countries, including, but not limited to, those listed below. Further, because our services and products are available in a number of countries, certain foreign jurisdictions may claim that we are required to comply with their laws. The expansion of our business may also result in increased regulatory oversight and enforcement, as well as licensing requirements. In addition, our operations in most of the countries where we operate are subject to risks related to compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable U.S. and other local laws prohibiting corrupt payments to government officials and other third parties.
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
Internet Services Regulation
There is uncertainty in many of the countries where we operate with respect to the liability of Internet service providers, the application of existing regulations to our business as they relate to, or the enactment of new regulations relating to, issues such as e-commerce, electronic or mobile payments, information requirements for Internet providers, data collection, data protection, data security, data localization, online privacy, cryptocurrencies, artificial intelligence and machine learning (e.g. in relation to risk analysis) governing anti-money laundering, taxation, reporting obligations, consumer protection and businesses. This uncertainty could negatively affect our users’ perception and use of our services and could result in significant expense should we have to defend cases in an unclear legal environment.
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
Taxation
As far as taxation and the digital economy is concerned, many taxing jurisdictions and international organizations are moving towards the implementation of changes to tax laws and policies in order to address so-called base erosion, profit shifting and other tax challenges arising from the digitalization of the economy. These discussions aim to support and guide tax reforms that may impact e-commerce and internet based companies, including reforms related to corporate income taxation and also to value added taxes.
In addition, we have a complex corporate structure, with entities that are subject to taxation in multiple jurisdictions, and the management of that structure and the transactions among our entities creates potential tax exposures for us in multiple jurisdictions, including the United States as well as the jurisdictions where our subsidiaries operate. Further, any changes to, suspension or revocation of, any tax incentive regimes or other tax benefits that we may receive, including tax benefits under the Argentina knowledge-based economy promotional regime and under the Brazilian social security contribution regime and ICMS (Imposto sobre Circulação de Mercadorias, Serviços de Transporte Interestadual, Intermunicipal e Comunicação) tax incentive benefits, could have a material adverse effect in our business, results of operation and financial position.
26 | MercadoLibre, Inc.

Competition
We may receive scrutiny from various governmental agencies under competition laws in the countries where we operate. Some jurisdictions also provide private enforcement actions for competitors or consumers to assert claims of anti-competitive conduct. Other companies or governmental agencies may allege that our actions violate antitrust or competition laws, or otherwise constitute unfair competition. For instance, COFECE launched a market study on barriers to competition on the Mexican e-commerce market and issued preliminary findings, conclusions and recommendations regarding different business practices deployed by marketplace operators in Mexico, including MercadoLibre. For more information, see “Item 1. Business—Government Regulation—Mexico”. Contractual agreements and/or our business practices with buyers, sellers, or other companies could give rise to regulatory action, antitrust investigations or litigation. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of Management time and effort, and could result in significant judgments against us.
Banking, Money Transmission and Domestic or Cross-Border Electronic Funds Transfer
A number of jurisdictions where we operate have enacted legislation regulating money deposits, transmitters, lending activity and/or electronic payments or funds transfers. We are subject to regulation in Brazil, Argentina, Mexico, Chile, Peru, Colombia and Uruguay, that require or would require us to obtain licenses or regulatory authorizations to operate certain services provided by Mercado Pago and that would subject us to additional regulatory requirements. As an authorized or licensed payment services provider, electronic money institution, lender and/or money transmitter in certain jurisdictions where we operate, we are subject to, among other requirements, restrictions with respect to the investment of customer funds, reporting requirements and inspection by regulatory agencies.
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
Sanctions
As a U.S-incorporated entity, MercadoLibre is subject to U.S. sanctions administered by the Office of Foreign Assets Control (“OFAC”). MercadoLibre’s non-U.S. subsidiaries are required to comply not only with local, but also with U.S. sanctions in the same way that MercadoLibre is required to comply with such sanctions. OFAC has the authority to impose civil penalties for violations of U.S. sanctions, and the U.S. Department of Justice is authorized to bring criminal actions against persons that willfully violate U.S. sanctions. Compliance with United Nations sanctions is also mandatory under local law in the jurisdictions where MercadoLibre operates. Failure to comply with local obligations could result in significant criminal and civil penalties, in addition to reputational and operational consequences.
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
Sale, Storage and/or Transportation of Goods and Services
Laws specifying the scope of liability of providers of online services for the activities of their users through their online service are currently unsettled in most of the Latin American countries where we operate. This regulatory uncertainty may lead us to engage in administrative and judicial proceedings to dispute claims for fraudulent activities committed by sellers, vendors or third-party carriers and losses incurred by buyers when purchasing items through our platform, which may give rise to high litigation or settlement costs and other liabilities, including reputational harm.
Our policies prohibit the sale, storage and/or transport of certain items (both on our platform and/or in our fulfillment centers and/or through third party carriers providing services to Mercado Libre) and we have implemented various actions to monitor and remove unlawful goods and services from our marketplaces, which we continually work to improve.
27 | MercadoLibre, Inc.

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
It may be difficult to enforce judgments rendered against us in U.S. courts
Although we are a Delaware corporation, our subsidiaries and most of our assets are located outside of the U.S. Furthermore, most of our directors, officers, and some advisors and experts named in this report reside outside the U.S. As a result, it may not be possible to effect service of process within the U.S. upon these persons. Moreover, uncertainty exists as to whether courts outside of the U.S. would recognize or enforce judgments rendered against us, our subsidiaries, or the above mentioned persons in U.S. courts and predicated on the civil liability provisions of U.S. federal securities laws. In addition, any original or enforcement action in a court outside the U.S. will be subject to compliance with procedural requirements under applicable local law, including the condition that the judgment does not violate the public policy of the applicable jurisdiction.
Intellectual Property Risks
We could face legal and financial liability upon the sale of items that infringe intellectual property rights of third parties and for information and material disseminated through our platforms
We have received in the past, and anticipate that we will receive in the future, complaints alleging that certain items listed or sold through the Mercado Libre Marketplace or Mercado Shops or using Mercado Pago, or delivered by Mercado Envios infringe third-party copyrights, trademarks and/or other intellectual property (“IP”) rights. Content owners and other IP rights owners have been active in defending their rights against online companies, including us. Our user policy prohibits any content or sale of goods that may infringe third-party IP rights and we may, proactively or at the request of any IP right owner who enrolls in our Brand Protection Program, remove listings based on infringements to our policies, as well as sanction any user who infringes third-party IP rights. Further, through our Mercado Libre Anti-Counterfeiting Alliance, we partner with IP rights owners to enhance Mercado Libre’s proactive removals and to pursue criminal enforcement against repeat offenders.
Despite these measures and our efforts to prevent IP infringements, we are not able to prevent all IP rights infringements and some IP rights owners may consider our efforts insufficient. Mercado Libre was included on the United States Trade Representative’s (“USTR”) Notorious Markets List for 2020 and also on the European Commission’s 2020 Counterfeit and Piracy Watch List. Although we were removed from both watchlists in 2022, we anticipate that we may continue to be nominated or included in these and/or any other similar watchlists. We have also received, and anticipate that we may continue to receive, legal claims from content and IP owners alleging violations of their IP rights and also from users affected by listing takedowns and account restrictions, which could result in substantial monetary awards, penalties or costly injunctions against us, as well as adversely affect our reputation. It is also possible that new laws and regulations may be adopted with respect to intermediaries’ liability or mandatory out-of-court procedures to solve any disputes related to intermediaries’ liability that could have a material adverse effect on our operations.
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
We may not be able to adequately protect and enforce our intellectual property rights. We could potentially face claims alleging that our technologies infringe the property rights of others
Our IP rights are pivotal to our continued growth and success. These rights are safeguarded through a combination of copyright, trademark, patent designs, trade secret laws, and contractual measures. With the rapid expansion of our business in recent years, we’ve witnessed a concurrent rise in infringements on our IP rights, notably on social media platforms. This includes issues such as unauthorized domain registrations, deceptive apps, and counterfeit or fraudulent websites. While we have undertaken measures to defend our IP rights, there’s no guarantee that these actions, or any future efforts, will effectively deter technology misappropriation, safeguard against the dilution of our trademarks, or prevent third parties from creating similar or competing technologies.
Our trademark portfolio is owned by MercadoLibre Inc. and its subsidiaries. There are no material intellectual property assets jointly owned with any third party. The most valuable intellectual property owned by us are the “Mercado” trademark family portfolio, namely, Mercado Libre and Mercado Pago, among others, its related domain names (TLDs and ccTLDs) and software developments.
28 | MercadoLibre, Inc.

We pursue the registration of our intangible assets in each country where we operate. However, we may not have effective protection or it might not be granted to us by the appropriate regulatory authority in every country where our services are available online, meaning our ability to protect our brands against third-party infringers would be compromised and we could face claims by third-party trademark owners. Any claims relating to these issues, whether meritorious or not, could cause us to enter into costly royalty and/or licensing agreements. If any of these claims against us are successful we may also have to modify our brand name in certain countries. Any of these circumstances could adversely affect our business, results of operations and financial situation.
We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. Our licensees may take actions that could affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, results of operations and financial condition.
Our company extensively utilizes open source software (“OSS”), presenting significant intellectual property challenges. In 2022, we established the OSPO (Open Source Program Office) to oversee OSS compliance, contribute to open source project development, and implement company-wide policies. Despite the implementation of OSPO, we cannot guarantee that all of our employees accurately use and integrate OSS tools. As a result, given the high level of OSS consumption in our company, we cannot guarantee that our use of OSS software will not inadvertently infringe upon third-party intellectual property rights or fully comply with pertinent OSS licenses.
The integration of Artificial Intelligence (“AI”) tools into our operations presents significant IP challenges. Determining IP ownership for AI-generated content remains ambiguous, which may potentially lead to infringement claims. Using third-party AI tools raises concerns about the origin of data and algorithms, which may lead to IP infringements that could inadvertently implicate us. AI tools might also unintentionally access or use copyrighted materials, heightening our exposure to IP disputes. As AI tools continue to evolve, ensuring protection against IP infringements becomes progressively more challenging.
As our Company’s business grows and our reliance on OSS and AI tools increases, the potential risk of facing IP claims becomes more pronounced. Addressing these infringement claims can be costly, time-consuming, and could significantly impact our business, operational results, financial health and reputation.
Cybersecurity and Technology Risks
Any delay or problem with operating or upgrading our existing information technology infrastructure could cause a disruption in our business and adversely impact our financial results
Our ability to operate our business on a day-to-day basis largely depends on the efficient operation of our information technology infrastructure and our cloud providers, the largest of which is Amazon Web Services. We have been and continue to be susceptible to hacks into our systems or other security breaches by unauthorized third parties. We are also susceptible to errors in connection with any systems upgrade or migration to a different hardware or software system, errors or incidents of our cloud providers, bugs or other problems for any of the software we use, either developed in-house or provided by third parties. Security breaches, financial, regulatory or other developments that might prevent these third parties from providing services to us or our users could harm our business.
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
In January 2024, we implemented a new version of our enterprise resource planning (“ERP”) software, SAP, as part of a plan to integrate and upgrade our systems and processes. While we expect this new version to strengthen our internal financial controls, there are inherent risks in implementing any new system, including loss of information and potential disruption to our normal operations. Any material deficiencies in the design and implementation of this new software could also result in material costs, adversely affect our ability to operate our business and negatively impact our financial reporting and internal controls. Any of these consequences could have a material adverse effect on our business, results of operations and financial condition.
We are subject to security breaches or other confidential data theft from our systems, which can adversely affect our reputation and business
A significant risk associated with our business is the secure transmission of confidential information over public networks. Our business involves the collection, storage, processing and transmission of customers’ personal data, including financial information. We rely on encryption and authentication necessary to provide the security and authentication technology to transmit confidential information securely. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology that we use to protect customer transaction data.
29 | MercadoLibre, Inc.

The techniques used to obtain unauthorized, improper or illegal access to our systems, our data or our customers’ data, to disable or degrade service, or to sabotage systems are constantly evolving, have become increasingly complex and sophisticated, may be difficult to detect quickly, and often are not recognized until launched against a target. While we may not determine some of these issues as material at the time that they occur and may remedy them quickly, there is no assurance that these issues will not ultimately result in significant legal, financial and reputational harm, including government inquiries and enforcement actions, litigation and negative publicity. Unauthorized parties have and may continue to attempt to gain access to our systems or facilities through various means, including hacking into our systems or those of our customers, partners or vendors, or attempting to fraudulently induce our employees, customers, partners, vendors or other users of our systems into disclosing usernames, passwords, payment card information or other sensitive information, which may in turn be used to access our information technology systems and those of third parties with whom we partner. Our users have been and will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails that appear to be legitimate emails sent by Mercado Libre or Mercado Pago or by a user of one of our businesses, but direct recipients to fake websites operated by the sender of the email or misstates that certain payment was credited in Mercado Pago and request that the recipient send the product sold or send a password or other confidential information. Our information technology and infrastructure, including our source code, and those of third parties with whom we partner have been and may continue to be vulnerable to cyberattacks, security breaches, and third parties may be able to access our customers’ personal or proprietary information and, credit and debit card data that are stored on or accessible through those systems. Our security measures may also be breached due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. Our efforts to address undesirable activity on our platform may also increase the risk of retaliatory attack.
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
We may not be able to secure licenses for technologies on which we rely
We rely on certain technologies that we license from third parties that supply key database technology, operating systems and specific hardware components for our services. We cannot assure you that these technology licenses will continue to be available to us on commercially reasonable terms. If we were not able to make use of this technology, we would need to obtain substitute technology that may be of lower quality or performance standards or at greater cost, which could materially adversely affect our business, results of operations and financial condition. Although we generally have been able to renew or extend the terms of contractual arrangements with these service providers on acceptable terms, we cannot assure you that we will continue to be able to do so in the future.
Risks related to doing business in Latin America
We face the risk of political and economic crises, instability, terrorism, civil strife, labor conflicts, expropriation, corruption and other risks of doing business in emerging markets
We conduct our operations in emerging market countries in Latin America, which have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and economic instability. There has been increased violence, crime, social and political turmoil and unrest in some of these countries, which could result in disruptions to our operations or present risks to our employees. These developments, as well as other economic and political developments in these countries, including future economic changes or crises (such as inflation, currency devaluation or recession), government deadlock, social and political turmoil and unrest, changes in laws and regulations, labor conflicts, expropriation or nationalization of property, and exchange controls could impact our operations or the market value of our common stock and have a material adverse effect on our business, financial condition and results of operations.
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
Our employees in Brazil and some of our employees in Argentina, Mexico and Uruguay are currently represented by a labor union and employees in other Latin American countries may eventually become unionized. We may incur increased payroll costs and reduced flexibility under labor regulations if unionization in other countries were to occur, any of which may negatively impact our business. In addition, we could be affected by conflicts between unions which claim representation of our employees that could generate additional payroll costs and labor conflicts.
Although economic and political conditions may differ from one country to another, we cannot assure you that events in one country alone will not adversely affect our business, financial condition or the market value of our common stock.
30 | MercadoLibre, Inc.

Latin American governments have exercised and continue to exercise significant influence over the economies of the countries where we operate. This involvement, as well as political and economic conditions, could adversely affect our business
Governments in Latin America frequently intervene in the economies of their respective countries and occasionally make significant changes in policy and regulations. Governmental actions to control inflation and other policies and regulations have often involved, among other measures, price controls, currency devaluations, export duties, capital controls and limits on imports. Our business, financial condition, results of operations and prospects may be adversely affected by changes in government policies or regulations, including such factors as: exchange rates and exchange control policies; inflation rates; interest rates; tariff and inflation control policies; price control policies; import duties and restrictions; liquidity of domestic capital and lending markets; electricity rationing; tax policies, including royalty, tax increases and retroactive tax claims; and other political, diplomatic, social and economic developments in or affecting the countries where we operate.
Reduced foreign investment in any of the countries where we operate may have a negative impact on such country’s economy, affecting interest rates and the ability of companies such as ours to access financial markets.
Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls
Most Latin American countries have historically experienced, and may continue to experience in the future, high rates of inflation, which could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations. Brazil, Argentina and Mexico, which together accounted for 95.5% and 95.2% of our net revenues for 2023 and 2022, respectively, have experienced volatility and significant devaluations in the past. For the year ended December 31, 2023, the inflation rate in Brazil, Argentina and Mexico was 4.6%, 211.4% and 4.7%, respectively. Since July 1, 2018, we have classified our Argentine operations as highly inflationary in accordance with U.S. GAAP, and use the U.S. dollar as the functional currency of our Argentine subsidiaries for purposes of reporting our financial statements. Argentina’s annual inflation rate for the years ended December 31, 2023, 2022 and 2021 was 211.4%, 94.8% and 50.9%, respectively, and Argentina’s official exchange rate against the U.S. dollar increased 356.3%, 72.5% and 22.1%, respectively.
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
Because we conduct our business outside the United States and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as our financial results are translated from the applicable local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as has occurred in some years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against the foreign currencies of countries in which we operate. For the year ended December 31, 2023, 52.5% of our net revenues were denominated in Brazilian Real, 22.4% in Argentine Pesos and 20.6% in Mexican Pesos. Certain of our subsidiaries may be subject to exchange control regulations that might restrict their ability to convert local currencies into U.S. dollars. Brazilian law provides that whenever there is a serious imbalance in Brazil’s balance of payments or reason to foresee a serious imbalance, the Brazilian government may impose temporary restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil.
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
The Blue Chip Swap Rate has diverged significantly from Argentina’s official exchange rate (commonly known as exchange spread). In recent years, the Blue Chip Swap Rate has been higher than Argentina’s official exchange rate. As of December 31, 2023, 2022 and 2021, the spread of the Blue Chip Swap was 20.4%, 94.2% and 96.8%, respectively (See Note 2 – Summary of significant accounting policies – Argentine currency status and macroeconomic outlook and Note 25 – Share repurchase program of our audited consolidated financial statements). The spread decrease was due to the devaluation of the Argentine Peso from 366.45 to 799.95 on December 13, 2023. As of the issuance date of the audited consolidated financial statements the spread of the Blue Chip Swap was 30.9%. There can be no assurance that the CBA or other government agencies will not increase such controls or restrictions, make modifications to these regulations or establish more severe restrictions on currency exchange, which could affect the ability to make payments to foreign creditors or providers and dividend payments to foreign shareholders. These exchange controls and restrictions could materially adversely affect the business, financial condition and results of operations of our Argentine subsidiaries and their ability to comply with their foreign currency obligations, and could significantly impact our ability to receive cash from our Argentine subsidiaries and our ability to meet our obligations, each of which could have a material adverse effect on our Company.
31 | MercadoLibre, Inc.

Our e-commerce transactions in Latin America may be impacted by the weaknesses of secure payment methods
Unlike in the United States, consumers and merchants in Latin America can be held fully liable for credit card and other losses due to third-party fraud. As secure methods of payment for e-commerce transactions have not been widely adopted in Latin America, both consumers and merchants generally have a relatively low confidence level in the integrity of e-commerce transactions. Unless consumer fraud laws in Latin American countries are modified to protect e-commerce merchants and consumers, and until secure, integrated online payment processing methods are fully implemented across the region, our ability to generate revenues from e-commerce may be limited, which could have a material adverse effect on our Company. In addition, while banks and other financial institutions in Latin America have generally granted e-commerce merchants the right to process online transactions, adjustments to the fraud and risk management processes of these banks and financial institutions, including due to concerns about credit card fraud, may negatively impact our payments approval rates.
Risks related to our shares
Provisions of our certificate of incorporation and Delaware law could inhibit others from acquiring us, prevent a change of control, and may prevent efforts by our stockholders to change our management
Certain provisions of our certificate of incorporation and by-laws may inhibit a change of control that our board of directors does not approve or changes in the composition of our board of directors, which could result in the entrenchment of current management and may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.
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
We may require additional capital in the future, and this additional capital may not be available on acceptable terms or at all
We may need to raise additional funds in order to fund more rapid expansion (organically or through strategic acquisitions), to develop new or enhanced services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and the securities that we issue may have rights, preferences and privileges senior to those of our common stock. Additional financing may not be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance services or products or respond to competitive pressures. These inabilities could have a material adverse effect on our business, results of operations and financial condition.
Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market in the future or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
In the future, we may issue securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding common stock.
We cannot guarantee that any share repurchase program will be fully consummated or will enhance stockholder value, and share repurchases could increase the volatility of our stock prices and diminish our cash reserves
From time to time, we engage in share repurchases of our common stock in accordance with authorizations from our board of directors. Our repurchase programs may not require us to repurchase any specific required dollar amount or number of shares. Further, our repurchases could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading of our stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We maintain a comprehensive process for assessing, identifying and managing material risks from cybersecurity threats, including risks relating to disruption of technology infrastructure and business operations, intellectual property theft, fraud, harm to employees or customers, violation of privacy laws and confidentiality, other litigation and legal risks, and reputational risk, as part of our overall risk management principles and processes.
32 | MercadoLibre, Inc.

Our risk management framework includes several security pillars, including data security, identity management, cloud security, infrastructure security, application security, incident response, and cybersecurity risk management.
Our cybersecurity risk management processes incorporate frameworks aligned with recognized cybersecurity and cyber risk established frameworks. Our cybersecurity model is based on four criteria: (i) “Zero Trust” (e.g. a model based on continuous validation of users and devices), (ii) analysis of abnormal or unusual behavior, (iii) automatic response, and (iv) decentralization. Our cybersecurity risk strategy aligns risks, initiatives and controls, consisting of initiatives and projects designed to identify, evaluate, control and monitor cybersecurity risks and incidents. Our data security and privacy strategy focuses on discovery, minimization, detection, response, standardization and awareness. Our incident response strategy is based on best practices, focusing on proactive and automatic response, preparation and prevention, detection and analysis, containment, eradication, recovery and post-incident activity. We have also implemented a security risk management policy that provides guidance on how to identify, analyze, and optimize risk management and subsequent risk mitigation.
We have processes in place to assess, identify, manage, and address cybersecurity threats and incidents. These include, among other things: mandatory trainings and drills on social engineering, phishing and ransomware attacks for all our employees; tabletop exercises for employees of the information security team; cybersecurity events in which management and/or certain employees participate and/or organize; ransomware prevention and phishing controls allowing for automatic and timely detection and response; and penetration testing, red team exercises and a bug bounty program to help us evaluate the effectiveness of our information security processes and improve our security measures and planning. We also conduct, with the assistance of an external auditor, annual Payment Card Industry Data Security Standard (PCI-DSS) reviews of our payment information security controls.
We also have teams in place to oversee and manage our cybersecurity risk management processes, including: (i) an information security team, organized around our various services and products, responsible for day-to-day cybersecurity matters related to the respective services and products; (ii) a risk committee, comprised of members of management, that oversees the Company’s financial and non-financial risks, including cybersecurity risks, and assists management in oversight; and (iii) internal local, corporate and strategic crisis management teams that form part of our crisis management framework.
Our risk management framework further includes processes to manage cybersecurity risks associated with third parties, including, a third-party risk management program that focuses on identifying security and data privacy risks arising out of our interactions with critical third-party suppliers and payment methods, and a program focused on assessing risks arising in mergers and acquisitions transactions.
In connection with our cybersecurity risk management processes, while we do not regularly engage assessors, consultants, auditors, or other third parties to assess, identify, and manage material risks from cybersecurity threats, we do involve such parties if there has been a cybersecurity incident that we believe requires an assessment by a third party.
Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previous cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks and any future material incidents. In the last fiscal three years, we have not experienced any material information security breach incidents and the expenses we have incurred from information security breach incidents were immaterial. See “Risk Factors” in Item 1A of this Annual Report on Form 10-K for more information on our cybersecurity-related risks.
Governance
Management
The cybersecurity risk management processes described above are managed by our Cybersecurity VP under the supervision of the risk committee. The Audit Committee of the board of directors provides additional oversight as needed. Our risk committee is comprised of the Chief Financial Officer, Commerce Executive VP, Fintech President and the Heads of Corporate Affairs, Risk & Compliance, Data Privacy, Information Security, AML & Sanctions, Legal & Government Relations, Commerce Product Development, Fintech Product Development and IT Infrastructure. Its primary purpose is to assist management and the board directly and/or indirectly through the board’s Audit Committee, overseeing the Company’s financial and non-financial risks, including cybersecurity risks. Our Cybersecurity VP and some of our risk committee members are skilled in technology, security and/or risk and compliance. Our Cybersecurity VP is a certified information systems security professional (CISSP) and has considerable experience in the field of information security, fraud and prevention.
As part of our cybersecurity risk management processes, our Cybersecurity VP presents security risk matters to the risk committee on an as-necessary basis, and to the Audit Committee annually and on an as-necessary basis. In the event of a critical incident that may impact the Company’s operations, the Company’s crisis management framework activates the strategic crisis management team for evaluation and response. The strategic crisis management team is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Commerce Executive VP, Fintech President, Corporate Affairs Executive VP and Marketing Executive VP. The risk committee also meets quarterly and presents the status, evolution and main indicators of each security risk to management, although information security may not be deemed a risk in each particular quarter. Further, the Company’s cybersecurity processes are formally evaluated by the Cybersecurity VP on an annual basis, which includes updating the Company’s cybersecurity policy, security risk management policy and methodology, and classification of information.
33 | MercadoLibre, Inc.

Board of directors
The Audit Committee is primarily responsible for the oversight of cybersecurity risks and threats. To fulfill this responsibility, the Audit Committee, assisted, as appropriate, by the risk committee, oversees the risk management framework, including risk assessment and risk management policies and procedures established by management to identify, evaluate, measure and manage existing and potential cybersecurity risks faced by the Company. Annually and on an as-necessary basis, members of management and/or of the risk committee provide presentations to the Audit Committee regarding cybersecurity matters, including any material risks. These presentations include information regarding cybersecurity risks, the evolution of those risks and initiatives to optimize and improve the processes of cybersecurity. Further, in the event of a specific cybersecurity incident, these presentations include information about the relevant security incident, such as incident status, informed stakeholders and remediation plans.
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
Our headquarters are located in Montevideo, Uruguay. Our data centers are located in Virginia, United States, and occupy approximately 45 square meters. As of December 31, 2023, our owned and leased facilities (excluding data centers) provided us with square meters as follows:

	Argentina	Brazil	Mexico	Others	Total
Owned facilities	13,918	—	—	880	14,798
Leased facilities	96,974	1,085,900	924,660	89,555	2,197,089
Managed by Third Parties (1)	57,223	536,627	—	92,520	686,370
Total facilities	168,115	1,622,527	924,660	182,955	2,898,257
(1) Includes properties that are leased by the Company and managed by third parties.
ITEM 3. LEGAL PROCEEDINGS
Please refer to Item 8 of Part II, Financial Statements and Supplementary Data—Note 15 – Commitments and Contingencies—Litigation and Other Legal Matters.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information for Common Stock
Shares of our common stock, par value $0.001 per share, trade on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “MELI”.
Holders of record
As of January 31, 2024, we had 198 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by us during the year ended December 31, 2023.
Dividend Policy
After reviewing the Company’s capital allocation process, the board of directors has concluded that it has multiple investment opportunities that can generate greater return to shareholders through investing capital into the business over a dividend policy. Consequently, the board of directors suspended the payment of dividend to shareholders as from the first quarter of 2018.
34 | MercadoLibre, Inc.

Equity Compensation Plan Information
Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2023 is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions) (1)
October, 2023	—	—	—	Up to $157
November, 2023	—	—	—	Up to $157
December, 2023	—	—	—	Up to $157
(1) On February 21, 2023, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $900 million to expire on March 31, 2024 (the “Program”). As of December 31, 2023, the estimated remaining balance available for share repurchases under this Program was $157 million. Please refer to Note 25 – Share repurchase program of our audited consolidated financial statements for additional detail.
Stock Performance Graph
The graph below shows the total stockholder return of an investment of $100 on December 31, 2018 through December 31, 2023 for (i) our common stock; (ii) The Nasdaq Composite Index; (iii) The S&P 500 Index; and (iv) the Dow Jones Industrial Average Index. Stock price performance shown in the graph below is not indicative of future stock price performance:
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
ITEM 6. [RESERVED]
35 | MercadoLibre, Inc.

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
The discussion and analysis of our financial condition and results of operations has been organized to present the following:
■a brief overview of our company;
■a review of our financial presentation and accounting policies, including our critical accounting policies and estimates;
■a discussion of our principal trends and results of operations for the years ended December 31, 2023, 2022 and 2021;
■a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
■a discussion of our liquidity and capital resources and a discussion of our capital expenditures;
■a description of our key performance indicators; and
■a description of our non-GAAP financial measures.
For discussion on results from 2022 compared to 2021, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.
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
36 | MercadoLibre, Inc.

The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full user experience. Sellers that opt into our logistics solutions are not only able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices, but are also eligible to access shipping subsidies to offer free or discounted shipping for many of their sales on our Marketplaces. In 2020, we launched Meli Air with a fleet of dedicated aircraft covering routes across Brazil and Mexico, with the aim of improving our delivery times. We have also developed a network of independent neighborhood stores and commercial points (known as “Meli Places”) to receive and store packages that are in transit using our integrated technology. Meli Places network allows buyers and sellers to pick-up, drop-off, or return packages with a better experience, reducing the travel distance for all parties. As of December 31, 2023, we offer our shipping solution directed towards deliveries in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay, Peru and Ecuador and we also offer free shipping to buyers in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay and Peru.
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
Our asset management product, which is available in Argentina, Brazil, Mexico and Chile, is a critical pillar to build our alternative two-sided network vision. It incentivizes our users to begin to fund their digital wallets with cash as opposed to credit or debit cards given that the return our product offers is greater than traditional checking accounts.
As an extension of our asset management and savings solutions for users, we launched a digital assets feature as part of the Mercado Pago wallet in Brazil, Mexico and Chile, in 2021, 2022 and 2023, respectively. This service allows our millions of users to purchase, hold and sell selected digital assets through our interface without leaving the Mercado Pago application, while a partner acts as the custodian and exchange and offers the blockchain infrastructure platform. This feature is available for all users through their Mercado Pago wallet.
Our advertising platform, Mercado Ads, enables businesses to promote their products and services on the Mercado Libre Marketplace and Mercado Pago Fintech platform. Through our advertising platform, MercadoLibre’s brands and sellers are able to display ads on our webpages through product searches, banner ads, or suggested products. Our advertising platform enables merchants and brands to access the millions of consumers that are on our Marketplaces at any given time with the intent to purchase, which increases the likelihood of conversion. Advertisers are able to leverage our first-party data to create and target highly particularized audiences.
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
The following table sets forth the percentage of our consolidated net revenues by segment for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(% of total consolidated net revenues)	2023	2022	2021
Brazil	52.5%	53.8%	55.3%
Argentina	22.4	23.7	21.7
Mexico	20.6	17.7	16.6
Other countries	4.5	4.8	6.5
37 | MercadoLibre, Inc.

The following table summarizes the changes in our net revenues by segment for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,		Change from 2022 to 2023		Year Ended December 31,		Change from 2021 to 2022
	2023	2022	in Dollars	in %	2022	2021	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Brazil	$7,595	$5,666	$1,929	34.0%	$5,666	$3,910	$1,756	44.9%
Argentina	3,240	2,500	740	29.6	2,500	1,531	969	63.3
Mexico	2,985	1,864	1,121	60.1	1,864	1,172	692	59.0
Other countries	653	507	146	28.8	507	456	51	11.2
Total net revenues	$14,473	$10,537	$3,936	37.4%	$10,537	$7,069	$3,468	49.1%
Critical Accounting Policies and Estimates
The preparation of our audited consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management has discussed the development, selection and disclosure of these estimates with our audit committee and our board of directors. Actual results may differ from these estimates under different assumptions or conditions.
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
For an analysis of our Critical Accounting Policies and Estimates please refer to Note 2 – Summary of significant accounting policies to our audited consolidated financial statements included elsewhere in this report.
Allowance for doubtful accounts
For loans receivable that share similar risk characteristics such as product type, country, unpaid installments, days delinquent, and other relevant factors, we estimate the lifetime expected credit loss allowance based on a collective assessment. The lifetime expected credit losses are determined by applying probability of default and loss given default models to monthly projected exposures, then discounting these cash flows to present value using the portfolio’s loans interest rate, estimated as a weighted average of the original effective interest rate of all the loans that conform to the portfolio segment. The probability of default is an estimation of the likelihood that a loan receivable will default over a given time horizon. Probability of default models (“PDs”) are estimated using a survival methodology; these PDs are constructed using individual default information through time, taking into account the expected future delinquency rate (forward-looking models) using, since 2022, three probability-weighted macroeconomic scenarios (base, optimistic and pessimistic) following the increased complexity and possible outcomes of the global, regional and domestic macroeconomic performance, so that the models include macroeconomic outlook or projections and recent performance, instead of using one scenario as prior years. With this model, we estimate marginal monthly default probabilities for each delinquency bucket, type of product and country. Each marginal monthly probability of default represents a different possible scenario of default. The exposure at default is equal to the receivables’ expected outstanding principal, interest and other allowable balances. We estimate the exposure at default that the portfolio of loans would have in each possible moment of default, meaning for each possible scenario mentioned above. For credit cards we estimate an amortization scheme based on historical information. Also, for credit cards, since 2022, the Company has used, as applicable, credit conversion factor (“CCF”) estimated according to terms and conditions, considering the increase in the volume of credit cards portfolio. The loss given default (“LGD”) is the percentage of the exposure at default that is not recoverable. The LGD is estimated using Work-out and Chainladder approaches. This percentage depends on days past due, type of product and country, and is estimated by measuring an average of historical recovery rates from defaulted credits. The measurement of the current expected credit losses (“CECL”) is based on probability-weighted scenarios (probability of default for each month), in view of past events, current conditions and adjustments to reflect the reasonable and supportable forecast of future economic conditions. Considering a hypothetical increase in the probability of default of 10%, we would have recognized an increase in our allowance for doubtful accounts for loans receivable of approximately $34 million.
We believe that the accounting estimate related to allowance for doubtful accounts on loans receivable a critical accounting estimate because it requires Management to make complex assumptions and scenarios to estimate the CECL.
Legal contingencies
In connection with certain pending litigation and other claims, we have estimated the range of probable loss and provided for such losses through charges to our consolidated statements of income. These estimates are based on our assessment of the facts and circumstances and historical information related to actions filed against the Company at each balance sheet date and are subject to change based upon new information and future events.
38 | MercadoLibre, Inc.

From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as discussed in “Item 3—Legal Proceedings,” and in Note 15 – Commitments and Contingencies to our audited consolidated financial statements. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves accordingly. However, even if successful, our defense could be costly and could divert Management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay material damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.
Income taxes
We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheets. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. As far we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income tax expense” line in our consolidated statements of income. Please refer to Note 2 – Summary of significant accounting policies and Note 14 – Income taxes to our audited consolidated financial statements for additional information regarding income tax.
Recent accounting pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data” and Note 2 – Summary of significant accounting policies—Recently Adopted Accounting Standards and Accounting Pronouncements Not Yet Adopted.
Results of operations
Principal trends in results of operations
The information include in this section sets forth, for the years presented, certain data from our consolidated statements of income. This information should be read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this report.
Net revenues
We disaggregate revenues into four geographical reporting segments. Within each of our segments, the services we provide and the products we sell generally fall into two distinct revenue streams: “Commerce” and “Fintech”.
Revenues from commerce transactions are mainly generated from:
■marketplace fees that include final value fees and flat fees. Final value fees represent a percentage of the sale value that is charged to the seller once an item is successfully sold and flat fees represent a fixed charge for transactions below a certain merchandise value;
■first party sales, which are generated when control of the good is transferred, upon delivery to our customers;
■shipping fees, which are generated when a buyer elects to receive an item through our shipping service, net of the third-party carrier costs (when we act as an agent), and storage fees, which are charged to the seller for the utilization of the Company’s fulfillment facilities;
■ad sales fees due to advertising services provided to sellers, vendors, brands and others, through performance products (product ads and brand ads) and display formats, which are recognized based on the number of clicks and impressions, respectively;
■classifieds fees due to offerings in vehicles, real estate and services, which are charged to sellers who opt to give their listings greater exposure throughout our websites; and
■fees from other ancillary businesses.
Fintech revenues correspond to our Mercado Pago service, which are attributable to:
■commissions representing a percentage of the payment volume processed that are charged to sellers in connection with off Marketplace-platform transactions;
■commissions from additional fees we charge when a buyer elects to pay in installments through our Mercado Pago platform, for transactions that occur either on or off our Marketplace platform;
■interest, cash advances and fees from merchant and consumer loans granted under our Mercado Credito solution;
■commissions that we charge from transactions carried out with Mercado Pago credit and debit cards;
■revenues from the sale of mobile points of sale products;
■revenues from insurtech fees; and
■commissions from additional fees we charge when our sellers elect to withdraw cash.
39 | MercadoLibre, Inc.

Although we also process payments on the Marketplace, we do not charge sellers an added commission for this service, as it is already included in the Marketplace final value fee that we charge.
Our Mercado Libre Marketplace is available in 18 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Venezuela (deconsolidated since December 1, 2017) and Paraguay), while Mercado Pago and Mercado Envios are available in 8 countries (Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador).
The functional currency for each country’s operations is the country’s local currency, except for Argentina, where the functional currency is the U.S. dollar due to Argentina’s status as a highly inflationary economy. Our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. Please refer to Note 2 – Summary of significant accounting policies to our audited consolidated financial statements for further detail on foreign currency translation.
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the years ended December 31, 2023, 2022 and 2021, no single customer accounted for more than 5.0% of our net revenues.
Our net revenues grew during the year 2023, boosted by the growth of our gross merchandise volume, total payment volume and credit portfolio. The continued execution of our long-term strategies in Commerce and Fintech has enabled us to deliver record net revenues and profitability during the year.
The following table summarizes our consolidated net revenues for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,		Change from 2022 to 2023		Year Ended December 31,		Change from 2021 to 2022
	2023	2022	in Dollars	in %	2022	2021	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Net revenues	$14,473	$10,537	$3,936	37.4%	$10,537	$7,069	$3,468	49.1%
The following table summarizes our consolidated net revenues by revenue stream and geographic segment for the years ended December 31, 2023, 2022 and 2021:

Consolidated net revenues	Year Ended December 31,		Change from 2022 to 2023		Year Ended December 31,		Change from 2021 to 2022
	2023	2022	in Dollars	in %	2022	2021	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Brazil
Commerce	$4,512	$3,072	$1,440	46.9%	$3,072	$2,481	$591	23.8%
Fintech	3,083	2,594	489	18.9	2,594	1,429	1,165	81.5
	7,595	5,666	1,929	34.0	5,666	3,910	1,756	44.9
Argentina
Commerce	1,261	1,085	176	16.2	1,085	856	229	26.8
Fintech	1,979	1,415	564	39.9	1,415	675	740	109.6
	3,240	2,500	740	29.6	2,500	1,531	969	63.3
Mexico
Commerce	1,979	1,282	697	54.4	1,282	924	358	38.7
Fintech	1,006	582	424	72.9	582	248	334	134.7
	2,985	1,864	1,121	60.1	1,864	1,172	692	59.0
Other countries
Commerce	449	369	80	21.7	369	374	(5)	-1.3
Fintech	204	138	66	47.8	138	82	56	68.3
	653	507	146	28.8	507	456	51	11.2
Consolidated
Commerce	8,201	5,808	2,393	41.2	5,808	4,635	1,173	25.3
Fintech	6,272	4,729	1,543	32.6	4,729	2,434	2,295	94.3
Total	$14,473	$10,537	$3,936	37.4%	$10,537	$7,069	$3,468	49.1%
40 | MercadoLibre, Inc.

See Note 9 – Segments of our audited consolidated financial statements for further information regarding our net revenues disaggregated by similar products and services for the years ended December 31, 2023, 2022 and 2021.
Our Commerce revenues grew $2,393 million, or 41.2%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase in Commerce revenues was primarily attributable to:
■(i) an increase of $1,990 million in Commerce services revenues mainly related to a 30% increase in gross merchandise volume, (ii) a 25% increase in our shipped items and (iii) higher flat fee contributions for low gross merchandise volume transactions, which was offset by Shipping carrier costs, which are netted against revenues, that increased $653 million, from $1,809 million for the year ended December 31, 2022 to $2,462 million for the year ended December 31, 2023; and
■an increase of $403 million in our revenues from Commerce products sales, mainly in Brazil and Mexico.
Our Fintech revenues grew 32.6%, from $4,729 million for the year ended December 31, 2022, to $6,272 million for the year ended December 31, 2023. This increase is mainly generated by:
■an increase of $1,038 million in our revenues from Fintech services, mainly related to a 48% increase in our total payment volume; and
■an increase of $513 million in our Credits revenues, mainly as a consequence of higher originations.
The deceleration in our Fintech revenues growth responds largely to lower credits revenues growth rates, mainly in Brazil and Argentina, due to our initiatives to maintain portfolio exposure towards lower risk customers, lower risk products and increase exposure to lower risk geographies, allowing us to continue improving our past due loans ratio.
Brazil
Commerce revenues in Brazil increased 46.9% in the year ended December 31, 2023 as compared to 2022. This increase was generated by an increase of $1,070 million in our commerce services revenues and an increase of $370 million in our revenues from commerce products sales. Fintech revenues grew by 18.9%, a $489 million increase, during the year ended December 31, 2023 as compared to 2022, mainly driven by an increase of $446 million in our revenues from fintech services and an increase of $53 million in our credits revenues.
Argentina
Commerce revenues in Argentina increased 16.2% in the year ended December 31, 2023 as compared to 2022. This increase was generated by an increase of $222 million in our commerce services revenues, partially offset by a decrease of $46 million in our revenues from commerce products sales. Fintech revenues grew 39.9%, a $564 million increase, during the year ended December 31, 2023 as compared to 2022, mainly driven by an increase of $388 million in our revenues from fintech services and an increase of $178 million in our credits revenues.
Mexico
Commerce revenues in Mexico increased 54.4% in the year ended December 31, 2023, as compared to 2022. This increase was generated by an increase of $617 million in our commerce services revenues and an increase of $80 million in our revenues from commerce products sales. Fintech revenues grew 72.9%, a $424 million increase, during the year ended December 31, 2023 as compared to 2022, mainly driven by an increase of $278 million in our credits revenues and an increase of $144 million in our revenues from fintech services.
The following table sets forth our total net revenues and the sequential quarterly growth of these net revenues for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except percentages)
2023
Net revenues	$3,037	$3,415	$3,760	$4,261
Percent change from prior quarter	1%	12%	10%	13%
2022
Net revenues	$2,248	$2,597	$2,690	$3,002
Percent change from prior quarter	5%	16%	4%	12%
2021
Net revenues	$1,378	$1,703	$1,858	$2,130
Percent change from prior quarter	4%	24%	9%	15%
41 | MercadoLibre, Inc.

The following table sets forth the growth in net revenues in local currencies, for the years ended December 31, 2023 and 2022 as compared to the same periods in 2022 and 2021, respectively:

	Changes from
(% of revenue growth in Local Currency)	2022 to 2023 (1)	2021 to 2022 (2)
Brazil	29.4%	38.7%
Argentina (3)	184.2	126.3
Mexico	40.8	57.1
Other countries	24.9	23.2
Total consolidated	67.9%	59.7%
(1) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2022 and applying them to the corresponding months in 2023, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next. See also the “Non-GAAP Measures of Financial Performance” section for details on FX neutral measures.
(2) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2021 and applying them to the corresponding months in 2022, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next. See also the “Non-GAAP Measures of Financial Performance” section for details on FX neutral measures.
(3) Average inter-annual inflation rates in our Argentine segment for the years ended December 31, 2022 and 2021 was 70.7% and 48.1%, respectively. This effect was partially offset by an average inter-annual increase of Argentina’s official exchange rate against the U.S. dollar of 38.7% and 36.6% for the years ended December 31, 2022 and 2021, respectively. During the first eleven months of 2023, the average intern-annual inflation rate and the increase of the average intern-annual Argentina’s official exchange rate against the U.S. dollar were 120.4% and 107.8%, respectively. During December 2023, the Argentine government devaluated its local currency by 55.4% and monthly inflation rate was 25.5%. See also "Item 1A. Risk Factors - Risks related to doing business in Latin America - Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls".
Cost of net revenues
Cost of net revenues primarily includes cost of goods sold, shipping operation costs (including warehousing costs), carrier and other operating costs, collection fees, sales taxes, funding costs related to our credits business, fraud prevention expenses, certain taxes on bank transactions, hosting and site operation fees, certain tax withholding related to export duties, compensation for customer support personnel and depreciation and amortization. The following table presents cost of net revenues for the years indicated:

	Year Ended December 31,		Change from 2022 to 2023		Year Ended December 31,		Change from 2021 to 2022
	2023	2022	in Dollars	in %	2022	2021	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Cost of net revenues	$7,267	$5,374	$1,893	35.2%	$5,374	$4,064	$1,310	32.2%
As a percentage of net revenues	50.2%	51.0%			51.0%	57.5%
For the year ended December 31, 2023 as compared to the year ended December 31, 2022, the increase in cost of net revenues was primarily attributable to a: i) $625 million increase in shipping operating and carrier costs; ii) $329 million increase in sales taxes (which includes $31 million of one-off expenses regarding ICMS-DIFAL tax contingency in Brazil, see Note 15 – Commitments and Contingencies - Interstate rate of ICMS-DIFAL on interstate sales under Law No. 190/22); iii) $314 million increase in collection fees, which was mainly attributable to our Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iv) $254 million increase in cost of goods sold mainly in Brazil and Mexico; v) $213 million increase in other Fintech costs mainly related to higher funding costs in connection with our credits business; and vi) $140 million increase in hosting and site operation fees (which includes $58 million of one-off expenses regarding certain disputed amounts from withholding income tax contingencies in Brazil, see note Note 15 – Commitments and Contingencies).
Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues, which are classified as a cost of net revenues. These taxes represented 7.7%, 7.5% and 8.0% of net revenues for the years ended December 31, 2023, 2022 and 2021, respectively.
Gross profit margins
Our gross profit margin is defined as total net revenues minus total cost of net revenues, as a percentage of net revenues.
Our cost structure is directly affected by the level of operations of our services, and our strategic plan on gross profit is built on factors such as an ample liquidity to fund expenses and investments and a cost-effective capital structure.
For the years ended December 31, 2023 and 2022, our gross profit margins were 49.8% and 49.0%, respectively. The increase in our gross profit margin resulted primarily from the decrease in our cost of goods sold in Argentina and Mexico and customer experience expenses in Brazil and Mexico, partially offset by higher fintech costs in Argentina and Mexico, as a percentage of net revenues.
In the future, our gross profit margin could decline if we continue growing our sales of goods business, which has a lower pure product margin, building up our logistics network and if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues trend.
42 | MercadoLibre, Inc.

Product and technology development expenses
Our product and technology development related expenses consist primarily of compensation for our engineering and web-development staff (including long term retention program compensation), depreciation and amortization expenses related to product and technology development, certain tax withholding related to export duties, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to us. The following table presents product and technology development expenses for the years indicated:

	Year Ended December 31,		Change from 2022 to 2023		Year Ended December 31,		Change from 2021 to 2022
	2023	2022	in Dollars	in %	2022	2021	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Product and technology development	$1,831	$1,099	$732	66.6%	$1,099	$590	$509	86.3%
As a percentage of net revenues	12.7%	10.4%			10.4%	8.4%
For the year ended December 31, 2023, the increase in product and technology development expenses as compared to the year ended December 31, 2022, was primarily attributable to a: i) $334 million increase in other product and technology development expenses mainly related to a one-off charge of $261 million due to the risk of losing the case became probable in certain disputed amounts regarding withholding income tax contingencies in Brazil and higher tax withholding in connection with intercompany export services billing duties; ii) $332 million increase in salaries and wages mainly related to the increase of 13% in our product and technology development headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; and iii) $49 million increase in depreciation and amortization expenses mainly related to capitalized information and technology assets.
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
The following table presents sales and marketing expenses for the years indicated:

	Year Ended December 31,		Change from 2022 to 2023		Year Ended December 31,		Change from 2021 to 2022
	2023	2022	in Dollars	in %	2022	2021	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Sales and marketing	$1,736	$1,296	$440	34.0%	$1,296	$1,074	$222	20.7%
As a percentage of net revenues	12.0%	12.3%			12.3%	15.2%
For the year ended December 31, 2023, the increase in sales and marketing expenses as compared to the year ended December 31, 2022 was primarily attributable to a: i) $194 million increase in online and offline marketing expenses mainly in Brazil; ii) $100 million increase in our buyer protection program expenses; iii) $71 million increase in salaries and wages mainly related to the increase of 12% in our sales and marketing headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; iv) $27 million increase in sales expenses; and v) $27 million increase in chargebacks.

43 | MercadoLibre, Inc.

Provision for doubtful accounts
Provision for doubtful accounts consists of the current expected credit losses on our financial assets, mainly loans receivable. The following table presents provision for doubtful accounts expenses for the years indicated:

	Year Ended December 31,		Change from 2022 to 2023		Year Ended December 31,		Change from 2021 to 2022
	2023	2022	in Dollars	in %	2022	2021	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Provision for doubtful accounts	$1,050	$1,073	$(23)	(2.1)%	$1,073	$435	$638	146.7%
As a percentage of net revenues	7.3%	10.2%			10.2%	6.2%
For the year ended December 31, 2023, as compared to the year ended December 31, 2022, the provision for doubtful accounts decreased $23 million. Initiatives to maintain portfolio exposure towards lower risk customers, lower risk products and increase exposure to lower risk geographies, allowed us to continue improving our past due loans ratio from 39.9% as of December 31, 2022 to 29.5% as of December 31, 2023.
General and administrative expenses
Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation of non-employee directors, long term retention program compensation, expenses for legal, audit and other professional services, insurance expenses, office space rental expenses, changes in the fair value (for the year ended December 31, 2023) and impairment (for the years ended December 31, 2022 and 2021) of digital assets, travel and business expenses, as well as depreciation and amortization expenses. Our general and administrative expenses include the costs of the following areas: general management, finance, treasury, internal audit, administration, accounting, tax, legal and human resources. The following table presents general and administrative expenses for the years indicated:

	Year Ended December 31,		Change from 2022 to 2023		Year Ended December 31,		Change from 2021 to 2022
	2023	2022	in Dollars	in %	2022	2021	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
General and administrative	$766	$661	$105	15.9%	$661	$465	$196	42.2%
As a percentage of net revenues	5.3%	6.3%			6.3%	6.6%
For the year ended December 31, 2023, the increase in general and administrative expenses as compared to the year ended December 31, 2022 was primarily attributable to a $111 million increase in salaries and wages, mainly related to the increase in amounts accrued under the LTRPs as a consequence of the increase in our common stock price, and in the Argentine segment, as a consequence of higher average monthly inflation rate than the average monthly local currency devaluation. This increase was partially offset by a $14 million gain due to changes in the fair value of digital assets, please see Note 2 – Summary of significant accounting policies, recently adopted accounting standards for further detail.
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
For the year ended December 31, 2023, as compared to the year ended December 31, 2022, our operating margin increased from a margin of 9.8% to a margin of 12.6%. This increase was mainly explained by a decrease in provision for doubtful accounts, as a percentage of net revenues and our improvement in cost of net revenues margins. This increase was partially offset by one-off expenses of $351 million related to disputed amounts regarding certain tax contingencies in Brazil. The year ended December 31, 2023’s financial results reflect our ongoing commitment to deliver sustainable and profitable growth.
44 | MercadoLibre, Inc.

Other income (expenses), net
Other income (expenses), net consists primarily of interest income derived from our investments and cash equivalents, interest expense and other financial charges related to financial liabilities and foreign currency gains or losses. The following table presents other income (expenses), net for the years indicated:

	Year Ended December 31,		Change from 2022 to 2023		Year Ended December 31,		Change from 2021 to 2022
	2023	2022	in Dollars	in %	2022	2021	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Other income (expenses), net	$(270)	$(254)	$(16)	6.3%	$(254)	$(200)	$(54)	27.0%
As a percentage of net revenues	-1.9%	-2.4%			-2.4%	-2.8%
For the year ended December 31, 2023, the increase in other income (expenses), net as compared to the year ended December 31, 2022 was primarily attributable to a: i) $417 million increase in our foreign currency loss, mainly due to the acquisition of our own common stock in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate (refer to Note 25 – Share repurchase program of our audited consolidated financial statements for further detail), and higher foreign exchange losses from our Argentinian subsidiaries ($183 million) due to the Argentine peso devaluation during December 2023 and the acquisition of U.S. dollars in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate; and ii) $57 million increase in interest expense and other financial losses mainly attributable to higher rates (mainly in Brazil) and higher levels of indebtedness in 2023 (mainly in Mexico). This increase was partially offset by a $458 million increase in interest income and other financial gains from our financial investments, primarily as a result of higher interest income due to higher float and rates in Brazil and Argentina.
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
The following table summarizes the composition of our income taxes for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Current:
U.S.	$41	$12	$—
Non-U.S.	812	383	178
	853	395	178
Deferred:
U.S.	36	55	(3)
Non-U.S.	(320)	(152)	(26)
	(284)	(97)	(29)
Income tax expense	$569	$298	$149
The following table presents income tax expense for the years indicated:

	Year Ended December 31,		Change from 2022 to 2023		Year Ended December 31,		Change from 2021 to 2022
	2023	2022	in Dollars	in %	2022	2021	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Income tax expense	$569	$298	$271	90.9%	$298	$149	$149	100.0%
As a percentage of net revenues	3.9%	2.8%			2.8%	2.1%
45 | MercadoLibre, Inc.

During the year ended December 31, 2023 as compared to the year ended December 31, 2022, income tax expense increased mainly as a result of higher income tax expense in Argentina and Brazil as a consequence of higher pre-tax gains in those segments in 2023. This increase was partially offset by income tax gains in Mexico as a result of the reversal of the valuation allowance in one of our Mexican subsidiaries during the third quarter of 2023 (please see Note 14 – Income taxes of our audited consolidated financial statements for further information regarding this valuation allowance reversal) and income tax gains in Brazil related to deferred tax assets due to deductible disputed amounts from withholding income tax contingency (please see Note 15 – Commitments and Contingencies of our audited consolidated financial statements for further information regarding this tax contingency).
Our effective tax rate is defined as income tax expense as a percentage of net income before income tax expense.
The following table summarizes the changes in our effective tax rate for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Effective tax rate	36.6%	38.2%	61.8%
Our effective tax rate for the year ended December 31, 2023 as compared to 2022, decreased largely as a result of the reversal of the valuation allowance in one of our Mexican subsidiaries during the third quarter of 2023 (please see Note 14 – Income taxes of our audited consolidated financial statements for further information regarding this valuation allowances reversal). This decrease was partially offset by taxable foreign exchange gains accounted for local tax purposes in Argentina, which are not recorded for accounting purposes given that under U.S. GAAP and due to Argentina’s highly inflationary status, its functional currency is the U.S. dollar, and higher non-deductible foreign exchange losses related to the acquisition of our own common stock in the Argentine market (please see Note 25 – Share repurchase program for further information).
The following table sets forth our effective income tax rate related to our main locations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Effective tax rate by country	2023	2022	2021
Argentina	45.0%	34.1%	22.1%
Brazil	3.9%	(11.6)%	5.9%
Mexico	(12.3)%	(27.4)%	(7.2)%
The increase in the effective income tax rate in our Argentine segment during the year ended December 31, 2023 as compared to 2022 was mainly related to higher taxable foreign exchange gains accounted for local tax purposes which are not recorded for accounting purposes since, under U.S. GAAP, Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country.
The increase in our Brazilian effective income tax rate for the year ended December 31, 2023 as compared to 2022, was mainly related to a higher pre-tax gains and a higher proportion of pre-tax results arising from entities under the general income tax treatment regime over the Brazilian segment, as compared to the same period in 2022, the combined effect of which resulted in accounting for an income tax expense unlike the same period in 2022 where we recognized an income tax gain. As a consequence, the effective tax rate of the Brazilian segment resulted in positive 3.9% for the year ended December 31, 2023, as compared to negative 11.6% for 2022.
The decrease in our Mexican negative effective income tax rate for the year ended December 31, 2023 as compared to 2022, was mainly driven by the income tax gains recognized in Mexico during the third quarter of 2023 as a result of the reversal of the valuation allowance in one of our Mexican subsidiaries due to the change in judgment regarding the realizability of the deferred tax assets of the Mexican subsidiary, as positive trends observed in recent periods became enough evidence to support the conclusion along with higher pre-tax gains in 2023 as compared to the same period in 2022. Please see Note 14 – Income taxes of our audited consolidated financial statements for further information regarding this valuation allowance reversal.
46 | MercadoLibre, Inc.

Deferred Income Tax
The following table summarizes the composition of our deferred tax assets as of December 31, 2023 and 2022:

	December 31,		December 31,
Deferred tax assets	2023	in %	2022	in %
	(In millions, except percentages)		(In millions, except percentages)
Brazilian operations	$386	34.6%	$232	30.6%
Argentine operations	36	3.2	58	7.7
Mexican operations	335	30.0	268	35.4
U.S. deferred tax assets	308	27.6	163	21.5
Operations in other countries	50	4.6	37	4.8
Total	$1,115	100.0%	$758	100.0%
As of December 31, 2023 and 2022 our deferred tax assets, were comprised mainly of i) allowance for doubtful accounts representing 21.0% and 14.5% of our total deferred tax assets, respectively; (ii) provisions representing 24.7% and 17.3% of our total deferred tax assets, respectively; (iii) U.S. foreign tax credits representing 27.3% and 20.6% of our total deferred tax assets, respectively and (iv) loss carryforwards representing 15.9% and 33.6% of our total deferred tax assets, respectively.
The following table summarizes the composition of our deferred tax assets from loss carryforwards as of December 31, 2023 and 2022:

	December 31,		December 31,
Loss carryforwards	2023	in %	2022	in %
	(In millions, except percentages)		(In millions, except percentages)
Mexican operations	$123	69.5%	$161	63.1%
Brazilian operations	31	17.5	67	26.3
Argentine operations	10	5.6	15	5.9
Operations in other countries	13	7.4	12	4.7
Total	$177	100.0%	$255	100.0%
We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or the total deferred tax assets will not be realized, we establish a valuation allowance.
As of December 31, 2023 and 2022, our valuation allowance amounted to $374 million and $360 million, respectively.
The following table summarizes the composition of our valuation allowance as of December 31, 2023 and 2022:

	December 31,		December 31,
Valuation Allowance	2023	in %	2022	in %
	(In millions, except percentages)		(In millions, except percentages)
U.S. deferred tax assets	$304	81.3%	$161	44.7%
Mexican operations	53	14.2	180	50.0
Argentine operations	7	1.9	6	1.7
Operations in other countries	10	2.6	13	3.6
Total	$374	100.0%	$360	100.0%
Our valuation allowance is based on our assessment that it is more likely than not that the deferred tax asset will not be realized. The fluctuations in the valuation allowance will depend on the capacity of each country’s operations to generate taxable income or our execution of future tax planning strategies that allow us to use the aforementioned deferred tax assets. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statements of income.
Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuations of our deferred tax assets or liabilities, or by changes or interpretations in tax laws, regulations or accounting principles.
47 | MercadoLibre, Inc.

Pillar Two
The Organization for Economic Co-operation and Development (OECD)/G20 Inclusive Framework on Base Erosion and Profit Shifting published the Pillar Two model rules designed to address the tax challenges arising from the digitalization of the global economy. The Global Anti-Base Erosion Model Rules (GLoBE Rules or Pillar Two model rules) apply to multinational enterprises with revenue in excess of EUR 750 million per their consolidated financial statements.
While the framework for the GLoBE Rules is global, the rules would be implemented through legislation enacted in jurisdictions that adopt the rules. The GloBE Rules have not been enacted or substantively enacted in jurisdictions in which we operate. We continue to monitor the legislation, including the effective date of the legislation by country, transitional safe harbors relief, if any, and other significant requirements.

Segment information
See Note 9 – Segments of our audited consolidated financial statements for detailed description about our reporting segments.

	Year Ended December 31, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except for percentages)
Net revenues	$7,595	$3,240	$2,985	$653	$14,473
Direct costs	(5,763)	(1,837)	(2,371)	(595)	(10,566)
Direct contribution	$1,832	$1,403	$614	$58	$3,907
Direct contribution margin	24.1%	43.3%	20.6%	8.9%	27.0%

	Year Ended December 31, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except for percentages)
Net revenues	$5,666	$2,500	$1,864	$507	$10,537
Direct costs	(4,717)	(1,488)	(1,579)	(481)	(8,265)
Direct contribution	$949	$1,012	$285	$26	$2,272
Direct contribution margin	16.7%	40.5%	15.3%	5.1%	21.6%

	Change from the Year Ended December 31, 2022 to December 31, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except for percentages)
Net revenues
in Dollars	$1,929	$740	$1,121	$146	$3,936
in %	34.0%	29.6%	60.1%	28.8%	37.4%
Direct costs
in Dollars	$(1,046)	$(349)	$(792)	$(114)	$(2,301)
in %	22.2%	23.5%	50.2%	23.7%	27.8%
Direct contribution
in Dollars	$883	$391	$329	$32	$1,635
in %	93.0%	38.6%	115.4%	123.1%	72.0%

48 | MercadoLibre, Inc.

	Year Ended December 31, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except for percentages)
Net revenues	$5,666	$2,500	$1,864	$507	$10,537
Direct costs	(4,717)	(1,488)	(1,579)	(481)	(8,265)
Direct contribution	$949	$1,012	$285	$26	$2,272
Direct contribution margin	16.7%	40.5%	15.3%	5.1%	21.6%

	Year Ended December 31, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except for percentages)
Net revenues	$3,910	$1,531	$1,172	$456	$7,069
Direct costs	(3,233)	(998)	(1,139)	(380)	(5,750)
Direct contribution	$677	$533	$33	$76	$1,319
Direct contribution margin	17.3%	34.8%	2.9%	16.6%	18.7%

	Change from the Year Ended December 31, 2021 to December 31, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except for percentages)
Net revenues
in Dollars	$1,756	$969	$692	$51	$3,468
in %	44.9%	63.3%	59.0%	11.2%	49.1%
Direct costs
in Dollars	$(1,484)	$(490)	$(440)	$(101)	$(2,515)
in %	45.9%	49.1%	38.6%	26.6%	43.7%
Direct contribution
in Dollars	$272	$479	$252	$(50)	$953
in %	40.2%	89.9%	763.6%	(65.8%)	72.3%
Net revenues
Net revenues for the years ended December 31, 2023, 2022 and 2021 are described above in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net revenues”.
Direct costs
Brazil
For the year ended December 31, 2023, as compared to 2022, the increase in direct costs was mainly driven by a: i) $989 million increase in cost of net revenues, mainly attributable to an increase in shipping operating and carrier costs, sales taxes, cost of goods sold and collection fees as a consequence of the higher transactions volume of our Mercado Pago business; and ii) $183 million increase in sales and marketing expenses, mainly due to an increase in online and offline marketing expenses, buyer protection program expenses and salaries and wages (related to headcount increase and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price). This was partially offset by a decrease of $140 million in provision for doubtful accounts mainly related to our initiatives to maintain portfolio exposure towards lower risk customers, lower risk products and increase exposure to lower risk, allowing us to continue improving our past due loans ratio.
Argentina
For the year ended December 31, 2023, as compared to 2022, the increase in direct costs was mainly driven by a: i) $287 million increase in cost of net revenues, mainly attributable to an increase in other payments costs in connection with higher funding cost related to our credits business, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, sales taxes and shipping operating and carrier costs; and ii) $48 million increase in sales and marketing expenses, mainly due to buyer protection program expenses, chargebacks, salaries and wages (related to headcount increase and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price) and online and offline marketing expenses.
49 | MercadoLibre, Inc.

Mexico
For the year ended December 31, 2023, as compared to 2022, the increase in direct costs was mainly driven by a: i) $522 million increase in cost of net revenues, mainly attributable to increases in shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration, cost of goods sold as a consequence of an increase in first-party sales, other payments costs mainly related to higher funding cost related to our credits business and hosting expenses; ii) $126 million increase in sales and marketing expenses, mainly due to online and offline marketing expenses, buyer protection program expenses, sales expenses, chargebacks and salaries and wages (related to headcount increase and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price); and iii) $124 million increase in provision for doubtful accounts mainly related to our consumer credits business growth.

Liquidity and Capital Resources
Our main cash requirement has been working capital to fund Mercado Pago financing operations and our credit business. We also require cash for capital expenditures relating to technology infrastructure, software applications, office space, business acquisitions, to build out our logistics capacity and to make interest payments on our loans payable and other financial liabilities.
We have funded Mercado Pago mainly by selling credit card receivables and through credit lines. Additionally, we have financed our Mercado Pago and Mercado Credito businesses through the securitization of credit card receivables and certain loans through SPEs created in Brazil, Mexico and Argentina. Finally, we obtained funding through our financial institution in Brazil through deposit certificates and financial bills. Refer to Note 17 – Loans payable and other financial liabilities and Note 21 – Securitization transactions of our audited consolidated financial statements for further detail.
We committed to purchase cloud services for: i) a total amount of $824 million, to be paid within a 5-year period starting on October 1, 2021 and ii) a total amount of $200 million to be paid within a 3-year period starting on September 23, 2022. Please refer to Note 15 – Commitments and Contingencies of our audited consolidated financial statements for further detail on purchase commitments.
Further, in connection with the closing of MELI Kaszek Pioneer Corp’s (“MEKA”) initial public offering on October 1, 2021, MEKA (a special purpose acquisition company sponsored by MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”), which is a joint venture between our subsidiary, MELI Capital Ventures LLC, and Kaszek Ventures Opportunity II, L.P.) entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from MEKA 5 million Class A ordinary shares at a price of $10 per share in a private placement to close substantially concurrently with the consummation of MEKA’s initial business combination. MEKA was deemed dissolved on January 2, 2024, resulting in the extinguishment of this commitment.
On April 8, 2022, we signed a 10-year agreement with Gol Linhas Aereas S.A. under which we committed to contract a minimum amount of air logistics services for a total annual cost of $43 million (total amount once all the dedicated aircraft are in operation). Pursuant to the agreement, Gol Linhas Aereas S.A. will provide logistics services in Brazil to Mercado Envios through six dedicated aircraft, all of which have already started operations as of December 31, 2023.
Since October 2023, we signed 3-year agreements with certain shipping companies in Brazil, under which we committed to contract a minimum amount of logistics services for a total cost of $31 million.
On January 10, 2024, we signed a 5-year agreement for the naming rights of the Complexo Pacaembu (municipal stadium of the city of São Paulo), for a total amount of $56 million. The agreement has the option to extend the term for 5 additional independent periods of 5 years each, for the same amount indexed by the Brazilian inflation rate index IPCA.
Additionally, we have several committed leases, mainly related to our fulfillment and service centers, which are one of the most important investments for our Mercado Envios business. In this sense, as of December 31, 2023, we have committed rental expenditures with our lessors for $1,180 million and $173 million for operating leases and finance leases, respectively. See Note 23 – Leases of our audited consolidated financial statements for further detail on leases.
We and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of our suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in our payment policies. Suppliers’ voluntary inclusion of invoices in the SFP does not change our payment terms, the amounts paid or liquidity. The supplier invoices that have been confirmed as valid under the program require payment in full according to the terms established in our payment policies (between 60 and 90 days). There are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial institution. We have no economic interest in a supplier’s decision to participate in the SFP and have no financial impact in connection with the SFP. As of December 31, 2023, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $381 million, and are included in the consolidated balance sheets within the accounts payable and accrued expenses line.
In August 2022, we issued commercial notes in Brazil (denominated in Brazilian Real) for $198 million (considering the exchange rate as of the date of issuance), to continue investing in capital expenditures for our shipping business, in order to continue developing our shipping strategy. See Note 17 – Loans payable and other financial liabilities of our audited consolidated financial statements for further detail.
In November 2021, we closed an equity public offering for an aggregate of 1,000,000 shares of our Common Stock at a public offering price of $1,550 per share. The aggregate proceeds of the equity offering were $1,520 million net of issuance costs paid. See Note 22 – Equity Offering of our audited consolidated financial statements for additional information regarding our equity offerings.
50 | MercadoLibre, Inc.

Finally, on March 31, 2022, we entered into a $400 million revolving credit arrangement (“the Credit Arrangement”). The interest rates under the Credit Arrangement are based on Adjusted Term SOFR plus an interest margin of 1.25% per annum. Any loans drawn under the Credit Arrangement must be repaid on or prior to March 31, 2025. We are also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%. As of December 31, 2023, no amounts had been borrowed under the facility. See Note 17 – Loans payable and other financial liabilities of our audited consolidated financial statements for further detail.
As of December 31, 2023, our main source of liquidity was $3,747 million of cash and cash equivalents and short-term investments, which excludes $2,289 million investment mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists of cash generated from operations and proceeds from loans.
As of December 31, 2023, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $6,459 million, or 86.2% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our cash and cash equivalents, restricted cash and cash equivalents and investments held outside U.S. amounted to 78.3% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil, Mexico and Argentina.
The following table presents our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net cash provided by (used in):
Operating activities	$5,140	$2,940	$965
Investing activities	(3,450)	(3,871)	(1,597)
Financing activities	(267)	916	1,925
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(938)	(270)	(153)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	$485	$(285)	$1,140
Net cash provided by operating activities
Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Year Ended December 31,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(In millions, except percentages)
Net Cash provided by:
Operating activities	$5,140	$2,940	$2,200	74.8%
Net cash provided by operating activities during the year ended December 31, 2023, resulted primarily from our net income of $987 million, adjustments to net income related to non-cash items of $2,103 million, a $1,502 million increase in funds payable to customers, an increase of $1,225 million in payables and accrued expenses and an increase of $693 million in amounts payable due to credit and debit card transactions, which were partially offset by a $1,321 million increase in credit card receivables and other means of payments. The $2,200 million increase in the net cash provided by operating activities in the year ended December 31, 2023, as compared to 2022, is mainly explained by the $505 million increase in net income together with a $776 million increase in payables and accrued expenses, an increase of $565 million in amounts payable due to credit and debit card transactions and $458 million in funds payable to customers.
Net cash used in investing activities

	Year Ended December 31,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(In millions, except percentages)
Net Cash used in:
Investing activities	$(3,450)	$(3,871)	$421	(10.9)%
Net cash used in investing activities in the year ended December 31, 2023 resulted mainly from the use of $2,047 million related to changes on loans receivable due to loans granted to merchants and consumers and Mercado Pago credit card utilization under our Mercado Credito solution net of collections and $509 million in the investment of property and equipment (mainly related to our shipping network and information technology assets in Argentina, Brazil and Mexico).
51 | MercadoLibre, Inc.

Net cash (used in) provided by financing activities

	Year Ended December 31,		Change from 2022 to 2023
	2023	2022	in Dollars	in %
	(In millions, except percentages)
Net Cash (used in) provided by:
Financing activities	$(267)	$916	$(1,183)	(129.1%)
For the year ended December 31, 2023, our net cash used in financing activities was primarily derived from the $356 million related to repurchases of our common stock and $33 million for the payments of finance lease liabilities.
In the event that we decide to pursue strategic acquisitions in the future, we may fund them with available cash, third-party debt financing, or by raising equity capital, as market conditions allow.
Debt
2028 Notes
On August 24, 2018, we issued $800 million of 2.00% Convertible Senior Notes due 2028 and on August 31, 2018 we issued an additional $80 million of notes pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, resulting in an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (collectively the “2028 Notes”). The 2028 Notes were unsecured, unsubordinated obligations, which paid interest in cash semi-annually, on February 15 and August 15, at a rate of 2.00% per annum.
In January 2021, we signed agreements with 2028 Notes holders to repurchase $440 million principal amount of our outstanding 2028 Notes. The total amount paid amounted to $1,865 million, which includes principal, interest accrued and premium.
On September 19, 2023, we announced our intention to redeem all our 2028 Notes on November 14, 2023. Holders of the 2028 Notes could elect to convert their notes at any time before November 13, 2023. Each $1,000 principal amount of 2028 Notes was convertible into 2.2952 shares of MercadoLibre common stock. As of November 13, 2023, holders of the 2028 Notes converted $439 million principal amount of 2028 Notes into 1,007,597 shares of our common stock, which we held as treasury stock. As of December 31, 2023, no principal amount of 2028 Notes remained outstanding.
Please refer to Note 17 – Loans payable and other financial liabilities to our audited consolidated financial statements for additional information regarding the 2028 Notes and the related capped call transactions.
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
52 | MercadoLibre, Inc.

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
During 2023, we repurchased $9 million and $70 million principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid amounted to $66 million. For the year ended December 31, 2023, we recognized $14 million as a gain in Interest income and other financial gains in our consolidated statement of income.
See Note 17 – Loans payable and other financial liabilities of our audited consolidated financial statements for additional detail.
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
Summarized balance sheet information for the Obligor Group as of December 31, 2023 and 2022 is provided in the table below:

	December 31,
	2023	2022
	(In millions)
Current assets (1) (2)	$11,343	$7,966
Non-current assets (3)	3,032	2,693
Current Liabilities (4)	9,683	7,214
Non-current Liabilities	2,327	2,547
(1) Includes restricted cash and cash equivalents of $430 million and $687 million and foreign government debt securities (Central Bank of Brazil mandatory guarantee) of $2,289 million and $1,219 million as of December 31, 2023 and December 31, 2022, respectively.
(2) Includes Current assets from non-guarantor subsidiaries of $1,405 million and $863 million as of December 31, 2023 and December 31, 2022, respectively.
(3) Includes Non-current assets from non-guarantor subsidiaries of $309 million and $410 million as of December 31, 2023 and December 31, 2022, respectively.
(4) Includes Current liabilities to non-guarantor subsidiaries of $1,808 million and $1,334 million as of December 31, 2023 and December 31, 2022, respectively.
53 | MercadoLibre, Inc.

Summarized statement of income information for the Obligor Group for the year ended December 31, 2023 is provided in the table below:

Year Ended December 31,
2023
(In millions)
Net Revenues (1)	$11,978
Gross Profit (2)	5,503
Income from operations (3)	1,172
Net income (4)	506
(1) Includes Net revenues from transactions with non-guarantor subsidiaries of $64 million for the year ended December 31, 2023.
(2) Includes charges from transactions with non-guarantor subsidiaries of $698 million for the year ended December 31, 2023.
(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $828 million for the year ended December 31, 2023.
(4) Includes other income/(expense) from transactions with non-guarantor subsidiaries of $(52) million for the year ended December 31, 2023.
Cash Dividends
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
Capital expenditures
Our capital expenditures (comprised of our investments in property and equipment (such as certain assets used in our fulfillment centers) and intangible assets (excluding digital assets) for the years ended December 31, 2023 and 2022 amounted to $509 million and $455 million, respectively.
During the year ended December 31, 2023, we invested $225 million in information and technology assets in Brazil, Argentina and Mexico, and $233 million in our Argentine, Brazilian and Mexican shipping premises and offices.
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

54 | MercadoLibre, Inc.

Other Data
The following table includes eight key performance indicators, which are calculated as defined in the footnotes to the table. Each of these indicators provide a different measure of the level of activity on our ecosystem, and we use them to monitor the performance of the business.

	Year Ended December 31, (1)
	2023	2022	2021
	(In millions, except percentages)
Unique Active Users (2)	218	148	140
Gross merchandise volume (3)	$44,749	$34,449	$28,351
Number of items sold (4)	1,404	1,147	1,014
Number of items shipped (5)	1,377	1,105	962
Total payment volume (6)	$182,821	$123,633	$77,371
Total volume of payments on marketplace (7)	$47,182	$36,281	$29,078
Total payment transactions (8)	9,470	5,470	3,255
NIMAL (9)	36.2%	32.0%	36.5%
Capital expenditures	$509	$455	$630
Depreciation and amortization	$524	$403	$204
(1) Figures have been calculated using rounded amounts. Growth calculations based on this table may not total due to rounding.
(2) New or existing user who performed at least one of the following actions during the reported period: (1) made one purchase, or reservation, or asked one question on Mercado Libre Marketplace or Classified Marketplace (2) maintained an active listing on Mercado Libre Marketplace or Classified Marketplace (3) maintained an active account in Mercado Shops (4) made a payment, money transfer, collection and/or advance using Mercado Pago (5) maintained an outstanding credit line through Mercado Credito or (6) maintained a balance of more than $5 invested in a Mercado Fondo asset management account. Management uses this metric to evaluate the size of our community of users who interact with the ecosystem and of which we have the opportunity to generate further engagement. With the changes in our businesses we believe it provides a better indication of our active user base rather than our discontinued registration metric that did not reflect any sort of interaction.
(3) Total U.S. dollar sum of all transactions completed through the Mercado Libre Marketplace, excluding Classifieds transactions.
(4) Number of items that were sold/purchased through the Mercado Libre Marketplace, excluding Classifieds items.
(5) Number of items that were shipped through our shipping service.
(6) Total U.S. dollar sum of all transactions paid for using Mercado Pago, including marketplace and non-marketplace transactions.
(7) Total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago. Management uses this metric to evaluate the performance of our payments services and development of our integrated ecosystem. As from January 1, 2022, we no longer disclose our total volume of payments on marketplace net of shipping and financing fees. Given the growth of our shipping and Fintech businesses, Management believes that including shipping and financing fees in the calculation of total volume of payments on marketplace results in a more accurate indicator of that performance on a go-forward basis. Consequently, total volume of payment on marketplace for the year ended December 31, 2021 has been recast to include shipping and financing fees.
(8) Number of all transactions paid for using Mercado Pago.
(9) Net interest margins after losses (“NIMAL”) represents the annualized ratio between the total credits revenues less funding costs and provision for doubtful accounts for the period and total average gross loans receivable for the period. Management uses NIMAL to monitor how effectively the Company is pricing and managing the credit products relative to their risk and setting targets. Accordingly, management is of the opinion that NIMAL provides useful information to investors and others related to the Company’s risk appetite through the different periods and shows how the Company effectively prices risk.
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
55 | MercadoLibre, Inc.

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
The following table presents a reconciliation of net income to Adjusted EBITDA for the period indicated:

	Years ended December 31,
	2023	2022	2021
	(In millions)
Net income	$987	$482	$83
Adjustments:
Depreciation and amortization	524	403	204
Interest income and other financial gains	(723)	(265)	(138)
Interest expense and other financial losses	378	321	229
Foreign currency losses, net	615	198	109
Income tax expense	569	298	149
Equity in earnings of unconsolidated entity	(3)	—	9
Adjusted EBITDA	$2,347	$1,437	$645
56 | MercadoLibre, Inc.

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
The following table presents a reconciliation of net debt for each of the periods indicated:

	December 31,
	2023	2022
	(In millions)
Current Loans payable and other financial liabilities	$2,292	$2,131
Non-current Loans payable and other financial liabilities	2,203	2,627
Current Operating lease liabilities	166	142
Non-current Operating lease liabilities	672	514
Total debt	5,333	5,414
Less:
Cash and cash equivalents	2,556	1,910
Short-term investments (1)	1,191	1,120
Long-term investments (2)	81	245
Net debt	$1,505	$2,139
(1) Excludes foreign government debt securities restricted and held in guarantee.
(2) Excludes investments held in VIEs as a consequence of securitization transactions and equity securities held at cost.

57 | MercadoLibre, Inc.

FX neutral
We believe that FX neutral measures provide useful information to both Management and investors by excluding the foreign currency exchange rate impact that may not be indicative of our core operating results and business outlook.
The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2022 and applying them to the corresponding months in 2023, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The comparative FX neutral measures were calculated by using the average monthly exchange rates for each month during 2021 and applying them to the corresponding months in 2022.The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.
The following table sets forth the FX neutral measures related to our reported results of the operations for years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	As reported			FX Neutral Measures	As reported	Percentage Change
	2023	2022	Percentage Change	2023	2022
	(In millions, except percentages)
Net revenues	$14,473	$10,537	37.4%	$17,694	$10,537	67.9%
Cost of net revenues	(7,267)	(5,374)	35.2%	(8,577)	(5,374)	59.6%
Gross profit	7,206	5,163	39.6%	9,117	5,163	76.6%

Operating expenses	(5,383)	(4,129)	30.4%	(6,700)	(4,129)	62.3%
Income from operations	$1,823	$1,034	76.3%	$2,417	$1,034	133.8%

	Year ended December 31,
	As reported			FX Neutral Measures	As reported	Percentage Change
	2022	2021	Percentage Change	2022	2021
	(In millions, except percentages)
Net revenues	$10,537	$7,069	49.1%	$11,291	$7,069	59.7%
Cost of net revenues	(5,374)	(4,064)	32.2%	(5,694)	(4,064)	40.1%
Gross profit	5,163	3,005	71.8%	5,597	3,005	86.3%

Operating expenses	(4,129)	(2,564)	61.0%	(4,478)	(2,564)	74.6%
Income from operations	$1,034	$441	134.5%	$1,119	$441	153.7%

See Note 2 – Summary of significant accounting policies – Foreign currency translation – Argentine currency status and macroeconomic outlook and Argentine exchange regulations of our audited consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.

58 | MercadoLibre, Inc.

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
We use foreign currency exchange forward contracts and currency swaps to protect our foreign currency exposure and our investment in a foreign subsidiary from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. We designate these contracts as cash flow, net investment and fair value hedges for accounting purposes. The derivatives’ gain or loss for cash flow and net investment hedges is initially reported as a component of accumulated other comprehensive loss. Cash flow hedges and net investment hedges are subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. The derivatives’ gain or loss for fair value hedges is reported in our consolidated statements of income in the same line items as the change in the value of the hedged item due to the hedged risks.
As of December 31, 2023, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of December 31, 2023, the total cash and cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $3,201 million, short-term investments denominated in foreign currencies totaled $2,466 million and accounts receivable, credit card receivables and other means of payments and loans receivable in foreign currencies totaled $6,482 million. As of December 31, 2023, we had $79 million long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of December 31, 2023, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $1,661 million and our U.S. dollar-denominated long-term investments totaled $83 million.
For the year ended December 31, 2023, we had a consolidated loss on foreign currency of $615 million mainly related to higher foreign exchange losses attributable to our own common stock acquisition in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate, and higher foreign exchange losses from our Argentinian subsidiaries due to the devaluation of the Argentine peso during December 2023 and the acquisition of U.S. dollars in the Argentine market at a price that reflects the additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate.
59 | MercadoLibre, Inc.

Foreign currency sensitivity analysis
The table below shows the impact on our net revenues, cost of net revenues, operating expenses, other income (expenses), income tax expense and equity in earnings of unconsolidated entity, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to as of December 31, 2023:

	(10)% (1)	Actual	'+10% (2)
	(In millions)
Net revenues	$16,081	$14,473	$13,157
Expenses (3)	(13,992)	(12,650)	(11,551)
Income from operations	2,089	1,823	1,606
Other income (expenses), income tax expense and equity in earning of unconsolidated entity related to P&L items	(243)	(221)	(213)
Foreign Currency impact related to the remeasurement of our Net Asset position	(640)	(615)	(595)
Net Income	$1,206	$987	$798

Total Shareholders’ Equity	$3,435	$3,071	$2,763
(1) Increase of the subsidiaries local currency against U.S. Dollar.
(2) Decrease of the subsidiaries local currency against U.S. Dollar.
(3) Includes cost of net revenues and operating expenses.
The table above shows an increase in our net income when the U.S. dollar weakens against foreign currencies because of the positive impact of the increase in income from operations. On the other hand, the table above shows a decrease in our net income when the U.S. dollar strengthens against foreign currencies because of the negative impact of the decrease in income from operations.
Brazilian segment
Considering a hypothetical decrease of 10% of the Brazilian Real against the U.S. dollar on December 31, 2023, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $244 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $49 million in our Brazilian subsidiaries.
Argentine segment
In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018. Argentina’s annual inflation rate for the years ended December 31, 2023, 2022 and 2021 was 211.4%, 94.8% and 50.9%, respectively.
We use Argentina’s official exchange rate to account for transactions in our Argentine segment, which as of December 31, 2023, 2022 and 2021 was 808.45, 177.16 and 102.72, respectively, against the U.S. dollar. For the years ended December 31, 2023, 2022 and 2021, Argentina’s official exchange rate against the U.S. dollar increased 356.3%, 72.5% and 22.1%, respectively.
Considering a hypothetical decrease of 10% of the Argentine Peso against the U.S. dollar on December 31, 2023, the effect on non-functional currency net liability position in our Argentine subsidiaries would have been a foreign exchange gain amounting to approximately $4 million in our Argentine subsidiaries.
See Note 2 – Summary of significant accounting policies - Foreign currency translation - Argentine currency status and macroeconomic outlook of our audited consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
Mexican segment
Considering a hypothetical decrease of 10% of the Mexican peso against the U.S. dollar on December 31, 2023, the reported net assets in our Mexican subsidiaries would have decreased by approximately $103 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $23 million in our Mexican subsidiaries.
60 | MercadoLibre, Inc.

Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables and on the financial debt that we use to fund Mercado Pago and Mercado Credito’s operations. As of December 31, 2023, Mercado Pago’s receivables totaled $3,632 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of December 31, 2023, loans receivable net of the allowance for doubtful accounts from our Mercado Credito solution totaled $2,694 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
As of December 31, 2023, our short-term investments amounted to $3,480 million and our long-term investments amounted to $162 million. Our short-term investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Note 3 – Fintech Regulations and Note 5 – Cash, cash equivalents, restricted cash and cash equivalents and investments of our audited consolidated financial statements for further detail on our restricted investments.
Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of December 31, 2023, our loans payable and other financial liabilities which accrue interest based on variable rates amounted to $2,810 million, while our loans payable and other financial liabilities, which accrue interest based on fixed rates, amounted to $1,685 million. See Note 17 – Loans payable and other financial liabilities and Note 21 – Securitization transactions of our audited consolidated financial statements for further detail. Considering a hypothetical increase of 100 basis points in the interest rates, the reported Loans payable and other financial liabilities as of December 31, 2023 would have increased by approximately $16 million with the related impact in Interest expense and other financial losses. We have entered into swap contracts to hedge the interest rate fluctuation of $489 million notional amount, $244 million of which have been designated as hedging instruments. See Note 24 – Derivative instruments of our audited consolidated financial statements for further detail on derivatives instruments.

Equity price risk
Our board of directors, upon the recommendation of the compensation committee, approved the 2019, 2020, 2021, 2022 and 2023 Long Term Retention Programs (the “2019, 2020, 2021, 2022 and 2023 LTRPs”), respectively, under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years (with the first payment occurring no later than April 30, 2020, 2021, 2022, 2023 and 2024 for the 2019, 2020, 2021, 2022 and 2023 LTRPs, respectively). In order to receive the full target award under the 2019, 2020, 2021, 2022 and/or 2023 LTRPs, each eligible employee must remain employed as of each applicable payment date. The 2019, 2020, 2021, 2022 and 2023 LTRP awards are payable as follows:
■the eligible employee will receive 16.66% of half of his or her target 2019, 2020, 2021, 2022 and/or 2023 LTRP bonus once a year for a period of six years, with the first payment occurring no later than April 30, 2020, 2021, 2022, 2023 and 2024, respectively (the “2019, 2020, 2021, 2022 or 2023 Annual Fixed Payment”, respectively); and
■on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2019, 2020, 2021, 2022 or 2023 Variable Payment”) equal to the product of (i) 16.66% of half of the target 2019, 2020, 2021, 2022 or 2023 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2018, 2019, 2020, 2021 and 2022 defined as $322.91, $553.45, $1,431.26, $1,391.81 and $888.69 for the 2019, 2020, 2021, 2022 and 2023 LTRPs, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.
As of December 31, 2023, the total contractual obligation fair value of our outstanding LTRP Variable Award Payment obligation subject to equity price risk amounted to $418 million. As of December 31, 2023, the accrued liability related to the outstanding Variable Award Payment of the LTRP included in Salaries and social security payable in our consolidated balance sheet amounted to $104 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:
61 | MercadoLibre, Inc.

Change in equity price in percentage	As of December 31, 2023
	MercadoLibre, Inc Equity Price	2019, 2020, 2021, 2022 and 2023 LTRP Variable contractual obligation
	(In millions, except equity price)
40%	2,210.74	585
30%	2,052.83	544
20%	1,894.92	502
10%	1,737.01	460
Static (1)	1,579.10	418
-10%	1,421.19	376
-20%	1,263.28	335
-30%	1,105.37	293
-40%	947.46	251
(1) Present value of average closing stock price for the last 60 trading days of the year preceding the applicable payment date.
In November 2021, we acquired Kangu Participações S.A. Former Kangu’s shareholders who after the acquisition became the Company’s employees will receive cash payments annually over a three-year period subject to certain performance and stay conditions. The payments will be indexed based on changes in equity price of our Common Stock. As of December 31, 2023, the total contractual obligation fair value of the mentioned payments amounted to $10 million.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a) of this report are included elsewhere in this report and incorporated herein by reference. This includes the Report of Independent Registered Public Accounting Firm of our successor (PCAOB ID: 1449) and predecessor (PCAOB ID: 1088) auditors.
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
Our Management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control—Integrated Framework (2013), our Management concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of Management’s assessment with the Audit Committee of our board of directors.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Pistrelli, Henry Martin y Asociados S.R.L. (member of Ernst & Young Global Limited), an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
62 | MercadoLibre, Inc.

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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K within 120 days of the Company’s fiscal year ended December 31, 2023.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included under the captions “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the 2024 Proxy Statement, except as to information required pursuant to Item 402(v) of SEC Regulation S-K with respect to pay versus performance, is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Except for the information regarding shares authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be provided in accordance with Instruction G(3) to Form 10-K within 120 days of the Company’s fiscal year ended December 31, 2023.

63 | MercadoLibre, Inc.

The following table presents information as of December 31, 2023 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

Plan Category	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, Warrants and Rights	Weighted-average exercise price of outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	—	989,811
Total	—	—	989,811
(1) Represents our Amended and Restated 2009 Equity Compensation Plan which was approved by our stockholders on June 10, 2019.
(2) Pursuant to SEC guidance, this table does not reflect grants of restricted stock made pursuant to our Amended and Restated 2009 Equity Compensation Plan. As of December 31, 2023, there were 5,658 shares of unvested restricted stock outstanding under such plan.
Description of our Amended and Restated 2009 Equity Compensation Plan (the “Amended and Restated 2009 Plan”)
Our Amended and Restated 2009 Plan was adopted by our board of directors on April 24, 2019. The Amended and Restated 2009 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and non-qualified stock options, restricted stock and other equity-based or equity-related awards to our employees, directors, officers and managers. Incentive stock options and non-qualified stock options are referred to as “stock options” and together with restricted stock and all other awards are referred to as “awards”. As of December 31, 2023, there were no outstanding stock options to purchase shares of common stock under the Amended and Restated 2009 Plan.
No stock options were granted during the period from January 1, 2007 to December 31, 2023 and there were no stock-based compensation expenses related to stock options for the years ended December 31, 2023, 2022, 2021, 2020 and 2019. There is no stock option award outstanding under the Amended and Restated 2009 Plan. As of December 31, 2023, there were 989,811 shares of common stock available for additional awards under the Amended and Restated 2009 Plan.
Number of shares of common stock available under the Amended and Restated 2009 Plan. The maximum number of shares of common stock reserved and available for delivery in connection with awards under the Amended and Restated 2009 Plan is 1,000,000 shares. Any awards previously granted under the Amended and Restated 2009 Plan that terminate without being exercised, expire, are forfeited or canceled shall be available pursuant to the Amended and Restated 2009 Plan. The shares of common stock issuable pursuant to any award granted under the Amended and Restated 2009 Plan shall be (i) authorized but unissued shares, (ii) shares of common stock held in the Corporation’s treasury, (iii) shares acquired by the Corporation on any stock exchange in which such shares are traded, or (iv) a combination of the foregoing.
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
64 | MercadoLibre, Inc.

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information presented under the heading “Certain Relationships and Related Transactions” and “Information on Our board of directors and Corporate Governance” in our 2024 Proxy Statement to be filed with the SEC is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our 2024 Proxy Statement to be filed with the SEC and is incorporated herein by reference.
65 | MercadoLibre, Inc.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements. The following financial statements are included in this report:
(b)Exhibits. The exhibits required by Item 601 of Regulation S-K are set forth under “Exhibit index” and is incorporated herein by reference.
ITEM 16. FORM 10-K SUMMARY
None.
66 | MercadoLibre, Inc.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed (*) or Furnished (**) Herewith	Incorporated by Reference
			Form	Filing Date
3.01	Registrant’s Amended and Restated Certificate of Incorporation.		S-1	May 11, 2007
3.02	Registrant’s Amended and Restated Bylaws.		S-1	May 11, 2007
4.01	Form of Specimen Certificate for the Registrant’s Common Stock.		10-K	February 27, 2009
4.02
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
4.03
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
			8-K	January 14, 2021
4.04	Form of Global Note representing the Registrant’s 2.375% Sustainability Notes due 2026.		8-K	January 14, 2021
4.05	Form of Global Note representing the Registrant’s 3.125% Notes due 2031.		8-K	January 14, 2021
4.06	Description of Securities.		10-K	February 23, 2022
4.07	Second Supplemental Indenture, dated October 27, 2021 among MP Agregador, S. de R.L. de C.V., MercadoLibre, Inc. and The Bank of New York Mellon, as Trustee.		10-K	February 23, 2022
10.01	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers.		10-K	February 14, 2020
10.02	Management Incentive Bonus Plan of the Registrant.		S-1/A	July 13, 2007
10.03	Amended and Restated 2019 Long-Term Retention Program.		10-Q	May 6, 2021
10.04	Amended and Restated 2020 Long-Term Retention Program.		10-Q	May 6, 2021
10.05	2021 Long-Term Retention Program.		8-K	May 5, 2021
10.06	MercadoLibre, Inc. 2022 Long Term Retention Program.		8-K	May 9, 2022
10.07	MercadoLibre, Inc. 2023 Long Term Retention Program.		8-K	May 8, 2023
10.08	Amended and Restated 2009 Equity Compensation Plan.		DEF 14A	April 26, 2019
10.09	Form of Independent Director Restricted Stock Award Agreement.		10-Q	November 4, 2022
10.10	Revolving Credit Agreement dated March 31, 2022.		8-K	March 31, 2022
10.11	Advisory Services Agreement, dated April 8, 2022, between MercadoLibre, Inc and Stelleo Pasos Tolda, the advisor.		10-Q	May 6, 2022
10.12	Restricted Stock Agreement, dated April 8, 2022, between MercadoLibre, Inc and Stelleo Pasos Tolda.		10-Q	May 6, 2022
21.01	List of Subsidiaries.	*
22.01	List of Subsidiary Guarantors for the Registrant’s 2.375% Sustainability Notes due 2026 and 3.125% Notes due 2031.		10-K	February 24, 2023
23.01	Consent of Pistrelli, Henry Martin y Asociados S.R.L., Independent Registered Public Accounting Firm on Form S-8.	*
23.02	Consent of Deloitte & Co. S.A., Independent Registered Public Accounting Firm on Form S-8.	*
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
97	Policy for the Recovery of Erroneously Awarded Compensation.	*
67 | MercadoLibre, Inc.

Exhibit Number	Exhibit Description	Filed (*) or Furnished (**) Herewith	Incorporated by Reference
			Form	Filing Date
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
*
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.	*

68 | MercadoLibre, Inc.

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

Date: February 23, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
69 | MercadoLibre, Inc.

Signature	Title	Date
/s/ Marcos Galperin	President, Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2024
Marcos Galperin

/s/ Martín de los Santos	Sr. Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2024
Martín de los Santos

/s/ Mario Vazquez	Director	February 23, 2024
Mario Vazquez

/s/ Susan Segal	Director	February 23, 2024
Susan Segal

/s/ Nicolás Aguzin	Director	February 23, 2024
Nicolás Aguzin

/s/ Nicolás Galperin	Director	February 23, 2024
Nicolás Galperin

/s/ Emiliano Calemzuk	Director	February 23, 2024
Emiliano Calemzuk

/s/ Henrique Dubugras	Director	February 23, 2024
Henrique Dubugras

/s/ Andrea Mayumi Petroni Merhy	Director	February 23, 2024
Andrea Mayumi Petroni Merhy

/s/ Richard Sanders	Director	February 23, 2024
Richard Sanders
70 | MercadoLibre, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of MercadoLibre, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MercadoLibre, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2024, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As more fully described in Note 2 to the consolidated financial statements, the Company maintains an allowance for doubtful accounts, related to loans receivable, based on Management’s estimate of the current expected credit losses (CECL estimate). This allowance as of December 31, 2023, amounts to $1,102 million U.S. dollars as disclosed in Note 7, which represents a probability-weighted amount, determined by evaluating a range of possible outcomes and reasonable and supportable information about past events, current conditions and forecasts of future economic conditions.
The Company’s CECL estimate is determined based on probability-weighed scenarios of default over the life of the loans receivable. Probability of default models are estimated using a complex statistical model, which estimates the future default rate. The Company estimates monthly default probabilities for each delinquency bucket, type of product and country. These probabilities of default are combined with a set of Loss Given Default parameters, which depend on days past due, type of product and country, and are estimated by measuring an average of historical recovery rates from defaulted credits.
Auditing the CECL estimate was complex and required the application of significant judgment due to the inherent complexity of the models, assumptions and the interrelationship of the variables used in measuring the CECL estimate that could have a material effect on its measurement. Significant assumptions and judgments with respect to the CECL estimate include definition of default, portfolio segmentation that considers its credit quality and key inputs used for loss given default.

71 | MercadoLibre, Inc.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls related to the CECL estimate. The controls we tested included, among others, controls over the development of the model, as well as controls over the and key inputs and assumptions used to calculate the CECL estimate. We also tested the controls over the completeness and accuracy of the data used in the calculation.
To test the CECL estimate, our audit procedures included, among others, involving our credit risk modelling specialists to assist us in assessing the methodology and significant assumptions used by management, including definition of default, portfolio segmentation and the key inputs identified above that were used for loss given default. We have also performed independent recalculations to test the mathematical accuracy of management’s model and assessed the adequacy of the CECL estimate financial statement disclosures.

/s/ PISTRELLI, HENRY MARTIN Y ASOCIADOS S.R.L.
Member of Ernst & Young Global Limited

We have served as the Company’s auditor since 2021.

City of Buenos Aires, Argentina
February 23, 2024
72 | MercadoLibre, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of MercadoLibre, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited MercadoLibre, Inc. internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MercadoLibre, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated February 23, 2024 expressed an unqualified opinion thereon.
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

/s/ PISTRELLI, HENRY MARTIN Y ASOCIADOS S.R.L.
Member of Ernst & Young Global Limited

City of Buenos Aires, Argentina
February 23, 2024

73 | MercadoLibre, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of MercadoLibre, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, equity, and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & Co. S.A.

Buenos Aires, Argentina
February 23, 2022

We began serving as the Company's auditor in 2010. In 2022 we became the predecessor auditor.
74 | MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Balance Sheets
As of December 31, 2023 and 2022 (In millions of U.S. dollars, except par value)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,556	$1,910
Restricted cash and cash equivalents	1,292	1,453
Short-term investments	3,480	2,339
Accounts receivable, net	156	130
Credit card receivables and other means of payments, net	3,632	2,946
Loans receivable, net of allowances of $1,042 and $1,074 (Note 7)	2,629	1,704
Inventories	238	152
Customer crypto-assets safeguarding assets	34	15
Other assets	277	304
Total current assets	14,294	10,953
Non-current assets:
Long-term investments	162	322
Loans receivable, net of allowances of $42 and $30 (Note 7)	65	32
Property and equipment, net	1,250	993
Operating lease right-of-use assets	899	656
Goodwill	163	153
Intangible assets, net	11	25
Intangible assets at fair value (Note 2)	24	—
Deferred tax assets	710	346
Other assets	68	256
Total non-current assets	3,352	2,783
Total assets	$17,646	$13,736
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,117	$1,393
Funds payable to customers	4,475	3,454
Amounts payable due to credit and debit card transactions	1,072	483
Salaries and social security payable	545	401
Taxes payable	477	414
Loans payable and other financial liabilities	2,292	2,131
Operating lease liabilities	166	142
Customer crypto-assets safeguarding liabilities	34	15
Other liabilities	119	129
Total current liabilities	11,297	8,562
Non-current liabilities:
Amounts payable due to credit and debit card transactions	20	5
Loans payable and other financial liabilities	2,203	2,627
Operating lease liabilities	672	514
Deferred tax liabilities	183	106
Other liabilities	200	95
Total non-current liabilities	3,278	3,347
Total liabilities	$14,575	$11,909
Commitments and contingencies (Note 15)
Equity
Common stock, 0.001 par value, 110,000,000 shares authorized, 50,697,442 and 50,257,751 shares issued and outstanding	$—	$—
Additional paid-in capital	1,770	2,309
Treasury stock	(310)	(931)
Retained earnings	1,901	913
Accumulated other comprehensive loss	(290)	(464)
Total equity	3,071	1,827
Total liabilities and equity	$17,646	$13,736
The accompanying notes are an integral part of these audited consolidated financial statements.
75| MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Statements of Income
For the years ended December 31, 2023, 2022 and 2021
(In millions of U.S. dollars, except for share data)

	Year Ended December 31,
	2023	2022	2021
Net service revenues	$12,983	$9,442	$6,149
Net product revenues	1,490	1,095	920
Net revenues	14,473	10,537	7,069
Cost of net revenues	(7,267)	(5,374)	(4,064)
Gross profit	7,206	5,163	3,005

Operating expenses:
Product and technology development	(1,831)	(1,099)	(590)
Sales and marketing	(1,736)	(1,296)	(1,074)
Provision for doubtful accounts	(1,050)	(1,073)	(435)
General and administrative	(766)	(661)	(465)
Total operating expenses	(5,383)	(4,129)	(2,564)
Income from operations	1,823	1,034	441

Other income (expenses):
Interest income and other financial gains	723	265	138
Interest expense and other financial losses (1)	(378)	(321)	(229)
Foreign currency losses, net	(615)	(198)	(109)
Net income before income tax expense and equity in earnings of unconsolidated entity	1,553	780	241

Income tax expense	(569)	(298)	(149)
Equity in earnings of unconsolidated entity	3	—	(9)
Net income	$987	$482	$83
(1) Includes $49 million of loss on debt extinguishment and premium related to the 2028 Notes repurchase recognized in January 2021. See Note 17 – Loans payable and other financial liabilities to these audited consolidated financial statements for further detail.

	Year Ended December 31,
	2023	2022	2021
Basic earning per share
Basic net income available to shareholders per common share	$19.64	$9.57	$1.67
Weighted average of outstanding common shares	50,262,302	50,345,353	49,802,993
Diluted earning per share
Diluted net income available to shareholders per common share	$19.46	$9.53	$1.67
Weighted average of outstanding common shares	51,006,860	51,335,621	49,802,993
The accompanying notes are an integral part of these audited consolidated financial statements.
76 | MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2023, 2022 and 2021
(In millions of U.S. dollars)

	Year Ended December 31,
	2023	2022	2021
Net income	$987	$482	$83
Other comprehensive income (loss), net of income tax:
Currency translation adjustment	178	61	(56)
Unrealized (losses) gains on hedging activities	(13)	(33)	8
Tax benefit on unrealized (losses) gains on hedging activities	2	9	—
Less: Reclassification adjustment for losses on hedging activities included in cost of net revenues, interest expense and foreign currency losses	(11)	(20)	(2)
Less: Reclassification adjustment for estimated tax benefit on unrealized gains	4	6	1
Total other comprehensive income (loss), net of income tax	174	51	(47)
Total comprehensive income	$1,161	$533	$36
The accompanying notes are an integral part of these audited consolidated financial statements.
77 | MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Statements of Equity
For the years ended December 31, 2023, 2022 and 2021
(In millions of U.S. dollars)

	Common stock		Additional paid-in capital	Treasury Stock (1)	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2020	50	$—	$1,860	$(55)	$314	$(468)	$1,651
Stock-based compensation — restricted shares issued	—	—	1	—	—	—	1
Common Stock issued	1	—	1,520	—	—	—	1,520
Common Stock repurchased	(1)	—	—	(486)	—	—	(486)
Unwind Capped Call	—	—	646	(249)	—	—	397
Capped Call	—	—	(101)	—	—	—	(101)
Repurchase of 2028 Notes Conversion Option	—	—	(1,484)	—	—	—	(1,484)
Exercise of Convertible Notes	—	—	(3)	—	—	—	(3)
Net income	—	—	—	—	83	—	83
Other comprehensive loss	—	—	—	—	—	(47)	(47)
Balance as of December 31, 2021	50	$—	$2,439	$(790)	$397	$(515)	$1,531
Changes in accounting standards	—	—	(131)	—	34	—	(97)
Balance as of December 31, 2021 Restated	50	$—	$2,308	$(790)	$431	$(515)	$1,434
Common Stock repurchased	—	—	—	(147)	—	—	(147)
Stock-based compensation — restricted shares issued	—	—	1	(1)	—	—	—
Shares granted (Note 18)	—	—	—	7	—	—	7
Net income	—	—	—	—	482	—	482
Other comprehensive Income	—	—	—	—	—	51	51
Balance as of December 31, 2022	50	$—	$2,309	$(931)	$913	$(464)	$1,827
Changes in accounting standards (Note 2)	—	—	—	—	1	—	1
Balance as of December 31, 2022 Restated	50	$—	$2,309	$(931)	$914	$(464)	$1,828
Capped call settlement	—	—	412	(412)	—	—	—
Stock-based compensation — restricted shares issued	—	—	1	—	—	—	1
Conversion of 2028 Convertible Notes	—	—	(952)	1,389	—	—	437
Common Stock repurchased	—	—	—	(356)	—	—	(356)
Net income	—	—	—	—	987	—	987
Other comprehensive Income	—	—	—	—	—	174	174
Balance as of December 31, 2023	50	$—	$1,770	$(310)	$1,901	$(290)	$3,071
(1) As of December 31, 2023 the Company held 224,945 shares as treasury stock.
The accompanying notes are an integral part of these audited consolidated financial statements.
78 | MercadoLibre, Inc.

MercadoLibre, Inc. Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
(In millions of U.S. dollars)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operations:
Net income	$987	$482	$83
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entity	(3)	—	9
Unrealized foreign currency losses, net	487	411	91
Impairment of digital assets	—	12	9
Depreciation and amortization	524	403	204
Accrued interest income	(311)	(166)	(36)
Non cash interest expense and amortization of debt issuance costs and other charges	124	138	76
Provision for doubtful accounts	1,050	1,073	435
Brazilian withholding income tax contingency	324	—	—
Results on derivative instruments	39	66	—
Results on digital assets at fair value	(14)	—	—
Long term retention program (“LTRP”) accrued compensation	167	84	89
Deferred income taxes	(284)	(97)	(29)
Changes in assets and liabilities:
Accounts receivable	(92)	(71)	(26)
Credit card receivables and other means of payments	(1,321)	(1,084)	(1,063)
Inventories	(69)	114	(142)
Other assets	(55)	(87)	(188)
Payables and accrued expenses	1,225	449	380
Funds payable to customers	1,502	1,044	808
Amounts payable due to credit and debit card transactions	693	128	309
Other liabilities	(88)	(82)	(79)
Interest received from investments	255	123	35
Net cash provided by operating activities	5,140	2,940	965
Cash flows from investing activities:
Purchases of investments	(18,936)	(12,694)	(7,371)
Proceeds from sale and maturity of investments	18,100	11,023	7,801
Payments for acquired businesses, net of cash acquired	—	—	(51)
Capital contributions in joint ventures	—	—	(5)
Receipts from settlements of derivative instruments	—	1	6
Payments from settlements of derivative instruments	(58)	(45)	(20)
Purchases of intangibles assets	—	(1)	(36)
Changes in loans receivable, net	(2,047)	(1,701)	(1,348)
Investments of property and equipment	(509)	(454)	(573)
Net cash used in investing activities	(3,450)	(3,871)	(1,597)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	24,963	17,017	9,262
Payments on loans payable and other financing liabilities	(24,841)	(15,933)	(6,782)
Payments of finance lease liabilities	(33)	(20)	(17)
Common Stock repurchased	(356)	(148)	(486)
Proceeds from issuance of common stock, net	—	—	1,520
Purchase of convertible note capped calls	—	—	(101)
Exercise of Convertible Notes	—	—	(3)
Payments on repurchase of the 2028 Notes	—	—	(1,865)
Unwind of convertible note capped calls	—	—	397
Net cash (used in) provided by financing activities	(267)	916	1,925
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(938)	(270)	(153)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	485	(285)	1,140
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the year	3,363	3,648	2,508
Cash, cash equivalents, restricted cash and cash equivalents, end of the year	$3,848	$3,363	$3,648
The accompanying notes are an integral part of these audited consolidated financial statements.
79 | MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2023, 2022 and 2021
(In millions of U.S. dollars)

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow information:
Cash paid for interest	$608	$247	$58
Cash paid for income tax	651	437	282

Non-cash financing activities:
Finance lease liabilities	$99	$18	$20
Convertible Senior Notes Due 2028	437	—	—

Non-cash investing activities:
Contingent considerations and escrows from acquired business	$—	$—	$12
Right-of-use assets obtained under operating leases	314	317	229
Right-of-use assets obtained under finance leases	99	18	37
Acquired businesses, through call option	—	—	11

Acquisition of businesses	2023	2022	2021 (1)
Cash and cash equivalents	$—	$—	$4
Accounts receivable	—	—	6
Other current assets	—	—	18
Other non current assets	—	—	1
Fixed Assets	—	—	1
Total assets acquired	—	—	30
Accounts payable and accrued expenses	—	—	19
Other liabilities	—	—	7
Total liabilities assumed	—	—	26
Net assets acquired	—	—	4
Goodwill and deferred tax liabilities	—	—	68
Hubs network	—	—	3
Platform	—	—	1
Customer lists	—	—	1
Total purchase price	—	—	77
Cash and cash equivalents acquired	—	—	4
Total purchase price, net of cash acquired	$—	$—	$73
(1) Related to the acquisition of a shipping company and payment services company - See Note 8 – Business combinations, goodwill, and intangible assets.

The accompanying notes are an integral part of these audited consolidated financial statements.
80 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 1. NATURE OF BUSINESS
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
As of December 31, 2023, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its fintech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador, and extends loans through Mercado Credito in Argentina, Brazil, Mexico and Chile. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile, Uruguay, Peru and Ecuador.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The accompanying audited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and consolidated Variable Interest Entities (“VIE”). Investments in entities where the Company holds joint control, but not control, over the investee are accounted for using the equity method of accounting. These audited consolidated financial statements are stated in U.S. dollars, except for where otherwise indicated. Intercompany transactions and balances have been eliminated for consolidation purposes.
Substantially all net revenues, cost of net revenues and operating expenses, are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill and operating lease right-of-use assets located in the foreign jurisdictions totaled $2,321 million and $1,817 million as of December 31, 2023 and 2022, respectively.
Certain comparative figures of these audited consolidated financial statements were modified to provide more detailed disclosures. This change has not impacted the total amount of net income and total equity. Since the quarter ended June 30, 2022, the Company discloses the provision for doubtful accounts as a separate line item of its operating expenses in the consolidated statements of income. The provision for doubtful accounts amounts to $1,050 million, $1,073 million and $435 million for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, since December 31, 2023, the Company presents its prepaid expenses balance within “Other assets” in the consolidated balance sheets. Prepaid expenses amount to $27 million and $38 million as of December 31, 2023 and 2022, respectively.
Variable Interest Entities (VIEs)
A VIE is an entity (i) that has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, (ii) that has equity investors who lack the characteristics of a controlling financial interest or (iii) in which the voting rights of some equity investors are disproportionate to their obligation to absorb losses or their right to receive returns and substantially all of the entity’s activities are conducted on behalf of the equity investors with disproportionately few voting rights. The Company consolidates VIEs of which it is the primary beneficiary. The Company is considered to be the primary beneficiary of a VIE when it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. See Note 21 – Securitization transactions of these audited consolidated financial statements for additional detail on the VIEs used for securitization purposes.
81 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting for allowance for doubtful accounts and chargeback provisions, inventories valuation reserves, recoverability of goodwill, intangible assets with indefinite useful lives and deferred tax assets, impairment of short-term and long-term investments, impairment of long-lived assets, separation of lease and non lease components for aircraft leases, asset retirement obligation, compensation costs relating to the Company’s long term retention program, fair value of digital assets, fair value of certain loans payable and other financial liabilities, fair value of investments, fair value of loans receivable, fair value of derivative instruments, income taxes, contingencies and determination of the incremental borrowing rate at commencement date of lease operating agreements. Actual results could differ from those estimates.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less since holding the investment, consisting primarily of money market funds, time deposits and U.S. and foreign government debt securities, to be cash equivalents.
The Company’s Management assesses balances for credit losses included in cash and cash equivalents and restricted cash and cash equivalents, except for those recorded at fair value with impact on the consolidated statements of income, based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models. The Company did not recognize any material credit loss on the cash and cash equivalents and restricted cash and cash equivalents for the years ended December 31, 2023, 2022 and 2021.
Time deposits are valued at amortized cost plus accrued interest. Money market funds, U.S. and foreign government debt securities (including Central Bank of Brazil and Central Bank of Uruguay mandatory guarantees) are valued at fair value. See Note 10 – Fair value measurement of assets and liabilities of these audited consolidated financial statements for further details.
Investments
Time deposits are valued at amortized cost plus accrued interest.
Corporate debt securities classified as available-for-sale are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive loss, net of the related tax provisions or benefits.
Investments in equity securities without a readily determinable fair value are held at cost less impairment.
U.S. and foreign government debt securities (including Central Bank of Brazil mandatory guarantee) are valued at fair value. See Note 10 – Fair value measurement of assets and liabilities of these audited consolidated financial statements for further details.
Investments are classified as current or non-current depending on their maturity dates or when it is expected to be converted into cash, depending on the investment.
The Company’s Management assesses balances for credit losses included in short and long-term investments, except for those recorded at fair value with impact on the consolidated statements of income, based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models. The Company did not recognize any material credit loss on the short and long-term investments for the years ended December 31, 2023, 2022 and 2021.
Fair value option applied to certain financial instruments
Under Accounting Standards Codification (“ASC”) 825, U.S. GAAP provides an option to elect fair value with impact on the statement of income as an alternative measurement for certain financial instruments and other items on the balance sheet.
The Company has elected to measure certain financial assets at fair value with impact on the consolidated statements of income for several reasons including to avoid the mismatch generated by the recognition of certain linked instruments / transactions, separately, in the consolidated statements of income and consolidated statements of comprehensive income and to better reflect the financial model applied for selected instruments. The Company’s election of the fair value option applies to the: i) Foreign government debt securities, and ii) U.S. government debt securities.
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
82 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
The Company is exposed to losses due to credit card fraud and other payment misuse. Provisions for these items represent the Company’s estimate of actual losses based on its historical experience, as well as economic conditions.
The Company may sell credit card receivables to financial institutions, included within “Credit card receivables and other means of payments, net”. These transactions are accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received and (3) the transferor does not maintain effective control over the transferred assets. When all the conditions are met, the Company derecognizes the corresponding financial asset from its consolidated balance sheets. Based on historical experience to date the Company assessed that it does not hold a significant credit risk exposure in relation to transfer of financial assets with recourse.
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
Through the Company’s Mercado Credito solution, merchants can borrow a certain percentage of their monthly sales volume and are charged with a fixed interest rate based on the overall credit assessment of the merchant. Merchant and consumers credits are repaid in a period ranging between 7 days and 48 months.
Allowances for doubtful accounts on loans receivable, accounts receivable and credit card receivables and other means of payments
The Company maintains allowances for doubtful accounts for Management’s estimate of current expected credit losses (“CECL”) that may result if customers do not make the required payments.
Measurement of current expected credit losses
The Company estimates its allowance for credit losses as the lifetime expected credit losses of the loans receivable, accounts receivable and credit card receivables and other means of payments. The Company makes use of available information as of each period in which this estimate is developed and uses estimation methods according to the information available and the level of precision needed as certain balances and transactions become more significant over time following the Company’s strategy in connection of the launch and maturing of certain services offerings to its customers.
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
Specifically in regards to the CECL estimate, including year 2022 information provided a wider series of historical data and the credit business showed a growth in related balances and transactions which led Management to continue enhancing the models used to develop this estimate. CECL represents the present value of the uncollectible portion of the principal, interest, late fees, and other allowable charges. The allowance for doubtful accounts is recorded as a charge to provision for doubtful accounts.
Loans receivable
Loans receivable in this portfolio include the products that the Company offers to: 1) on-line merchant, 2) in-store merchant, 3) consumers and 4) credit card users.
For loans receivable that share similar risk characteristics such as product type, country, unpaid installments, days delinquent and other relevant factors, the Company estimates the lifetime expected credit loss allowance based on a collective assessment. The same methodology is applied for the measurement of CECL for its exposure to off-balance sheet unused agreed loan commitment on credit cards portfolio.
The lifetime expected credit losses is determined by applying probability of default and loss given default models to monthly projected exposures, then discounting these cash flows to present value using the portfolio’s loans interest rate, estimated as a weighted average of the original effective interest rate of all the loans that conform the portfolio segment.
83 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
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
The exposure at default is equal to the receivables’ expected outstanding principal, interest and other allowable balances. The Company estimates the exposure at default that the portfolio of loans would have in each possible moment of default, meaning for each possible scenario mentioned above. For credit cards loans the Company estimates an amortization scheme based on historical information. Also, for credit cards, since 2022, the Company has used, as applicable, credit conversion factor (“CCF”) estimated according to terms and conditions, considering the increase in the volume of credit cards portfolio.
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
The Company has arrangements with some unaffiliated entities under which MercadoLibre users are able to fund their Mercado Pago accounts by depositing an equivalent amount with the unaffiliated entity. In some of these arrangements, MercadoLibre credits the Mercado Pago account before the unaffiliated entity transfers the funds to MercadoLibre to settle the transaction. The amounts pending settlement are recognized in the consolidated balance sheets as credit card receivables and other means of payments.
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
During the years ended December 31, 2023 and 2022, no single customer accounted for more than 5% of net revenues. As of December 31, 2023 and 2022, no single customer, except for credit card processing companies, accounted for more than 5% of accounts receivable and loans receivable. Credit card receivables and other means of payments, net line of the consolidated balance sheets shows the Company’s credit exposure to not more than 10 entities in each of the countries where the Company offers its payments solution.
USD Coin
USD Coin (“USDC”) is accounted for as a financial instrument measured at fair value; one USDC can be redeemed for one U.S. dollar on demand from the issuer. USDC balance is included in current other assets of the consolidated balance sheets.
84 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
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
Customer crypto-assets safeguarding assets and liabilities
Staff Accounting Bulletin (“SAB”) No. 121 expresses views of the SEC’s staff regarding the accounting for entities that have obligations to safeguard crypto-assets held for their platform users as well as any agent acting on its behalf in safeguarding the users’ crypto-assets. As long as an entity is responsible for safeguarding the crypto-assets held for its platform users, including maintaining the cryptographic key information necessary to access the crypto-assets, the SEC’s staff view is that the entity should present a liability on its balance sheet to reflect its obligation to safeguard the crypto-assets held for its platform users. The entity’s safeguarding liability is measured at initial recognition and each reporting date at the fair value of crypto-assets held for its platform users. The staff also believes it would be appropriate for the entity to recognize an asset at the same time that it recognizes the safeguarding liability, measured at initial recognition and each reporting date at the fair value of the crypto-assets held for its platform users.
The Company operates a platform that allows its customers to access digital asset exchange and custody services provided by third-party Service Providers (“SPs”) to buy, sell and hold crypto-assets in an account in the customer’s name at the SPs. The Company does not provide execution, custody or safeguarding services for the customers’ crypto-assets and does not maintain (or ever have access to) the cryptographic key information and wallets necessary to access the crypto-assets, nor does the Company have any legal title or claim to those crypto-assets. The SPs are responsible for maintaining the internal record-keeping of the customers’ crypto-assets, and for securing and protecting them from loss or theft.
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
As of December 31, 2023 and 2022, the fair value of the crypto-assets held in the customers’ names at the SPs that the Company recognized on its consolidated balance sheets for both the crypto-asset safeguarding liability and the corresponding safeguarding asset, which are included in “Customer crypto-assets safeguarding liabilities” and “Customer crypto-assets safeguarding assets,” respectively, was $34 million and $15 million, respectively, which consisted of $18 million and $6 million of Bitcoin, $7 million and $5 million of Ether, and $9 million and $4 million of other crypto-assets, respectively.
Custody services of customers’ crypto-assets is provided by not more than 2 entities in each of the countries where the Company offers its digital assets feature as part of the Mercado Pago wallet.
Property and equipment, net
Property and equipment are recorded at their acquisition cost and depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are expensed as incurred.
Costs related to the planning and post implementation phases of website development are recorded as an operating expense. Direct costs incurred in the development phase of website are capitalized and amortized using the straight-line method over an estimated useful life of three years. During 2023 and 2022, the Company capitalized $240 million and $202 million, respectively.
85 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
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
When the Company has the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and it is reasonably certain that the Company will exercise the option, the Company considers the option in determining the classification and measurement of the lease. The Company’s leases may include variable payments based on measures that include changes in price indices, market interest rates, or the level of sales at a physical store, which are expensed as incurred.
The Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are amortized over the lease period into cost of net revenues and operating expenses, and the recorded liabilities are accreted to the future value of the estimated retirement costs.
Goodwill and intangible assets
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination.
Intangible assets consist of customer lists, trademarks, licenses and others, non-solicitation, non-compete agreements and hubs network acquired in business combinations and valued at fair value at the acquisition date. Intangible assets with definite useful life are amortized over the period of estimated benefit to be generated by those assets and using the straight-line method; their estimated useful lives range from three to twelve years. Trademarks with indefinite useful life are not subject to amortization, but are subject to an annual impairment test, by comparing their carrying amount with their corresponding fair value. For any given intangible asset with indefinite useful life, if its fair value exceeds its carrying amount no impairment loss shall be recognized.
Intangible assets at fair value
The Company accounts for its digital assets, except for the USDC, as indefinite-lived intangible assets, in accordance with ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets. The Company has ownership of and control over its digital assets and uses third-party custodial services to store its digital assets. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at fair value with changes recognized in the consolidated statements of income, within the “General and administrative” line item. The Company determines the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement. Please refer to Note 2 – Summary of significant accounting policies – Recently Adopted Accounting Standards for further detail on the adoption of Accounting Standard Update (“ASU”) 2023-08, pursuant to which the Company transitioned from a cost less impairment measurement for its digital assets to a fair value measurement.
Impairment of long-lived assets
The Company reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The impairment evaluation is performed at the lowest level of identifiable cash flows independent of other assets. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such asset is considered to be impaired on this basis, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of such asset. As of December 31, 2023 there were no events or changes in circumstances that indicate that the carrying value of an asset may not be recoverable.
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
As of December 31, 2023 and 2022, the Company elected to perform the quantitative impairment test for both goodwill and intangible assets with indefinite useful life.
86 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
For the year ended December 31, 2023, the fair values of the reporting units were estimated using the income approach. Cash flow projections used were based on financial budgets approved by the board of directors. The Company uses weighted average cost of capital for each reporting unit in the range of 11.5% to 21.1%. Key drivers in the analysis include Average Selling Price (“ASP”), Take Rate defined as marketplace revenues as a percentage of Gross Merchandise Volume (“GMV”), Total Payment Volume Off Platform (“TPV Off”), Off Platform Take Rate defined as off platform revenues as a percentage of TPV Off, Wallet and Point TPV per Payer, Wallet Users over Total Population and Active Point devices. In addition, the analysis includes a business to e-commerce rate, which represents growth of e-commerce as a percentage of Gross Domestic Product, Internet penetration rates as well as trends in the Company’s market share.
If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired. No impairment loss has been recognized in the years ended December 31, 2023, 2022 and 2021 as Management’s assessment of the fair value of each reporting unit exceeds its carrying value.
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
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to global intangible low-taxed income (“GILTI”) as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method. Accordingly, the Company was not required to record any impact in connection with the potential GILTI tax as of December 31, 2023 and 2022, respectively.
Uncertainty in income taxes
The Company recognizes, if any, uncertainty in income taxes by applying the accounting prescribed by U.S. GAAP, for which a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return should be considered. It also provides guidance on derecognition, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods and expanded income tax disclosures. The Company classifies interest and penalties, if any, within income tax expense, in the consolidated statements of income.
The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities primarily include Argentina (for tax year 2017 onwards), the U.S. (for tax year 2020 onwards), and Brazil and Mexico (for tax year 2018 onwards).
Tax incentives
ICMS tax benefits
eBazar.com.br Ltda., a Brazilian wholly-owned subsidiary of the Company, has ICMS (Imposto sobre Circulação de Mercadorias, Serviços de Transporte Interestadual, Intermunicipal e Comunicação) tax incentives granted by the State of Minas Gerais in the form of tax credits, through a special regime signed with the State by means of a term of agreement, which are aimed at implementing and expanding business in that State. The Company accounted for the tax benefit netting against cost of net revenues for $69 million, $36 million and $15 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Social Contribution on Gross Revenues
Meli Developers Brasil Ltda., a Brazilian wholly-owned subsidiary of the Company which provides IT services, has been granted access to the Social Contribution on Gross Revenues (“CPRB” according to its Portuguese acronym) Regime, in accordance with Sections 7 to 9 of Law 12,546/2011, up to December 31, 2023. The CPRB Regime comprises the payment of social security contributions at a 4.5% rate over the gross revenues, as opposed to 20% over the compensation paid to employees. The Company accounted for the tax benefit netting against product and development technology expenses for $24 million and $9 million for the years ended December 31, 2023 and 2022, respectively (no benefit accounted for during the year ended December 31, 2021).
87 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Derivative financial instruments
The Company’s operations are in various foreign currencies and consequently are exposed to foreign currency risk. Additionally, the funding of its operations through variable rate financial debt makes the Company exposed to interest rate fluctuation risks. As a consequence, the Company uses derivative instruments to reduce the volatility of earnings and cash flows which were designated as hedges. All outstanding derivatives are recognized in the Company’s consolidated balance sheets at fair value except for the derivatives related to the Capped Call Transactions (as defined in Note 17 – Loans payable and other financial liabilities) which are recognized in equity at cost paid. The designated derivative’s gain or loss in a cash flow hedge is initially reported as a component of accumulated other comprehensive loss and is subsequently reclassified into the financial statement line item in which the variability of the hedged item is recorded in the period the forecasted transaction affects earnings. The designated derivative’s gain or loss in the net investment hedge is reported as a component of accumulated other comprehensive loss. The gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the consolidated statements of income in the same period that the interest expense affects earnings. Cash flows associated with the cash flow and net investment hedges are included in cash flows from investing activities on the consolidated statements of cash flows.
Additionally, the Company uses swap contracts to hedge the interest rate and the foreign currency exposure of its fixed-rate, foreign currency financial debt issued by its non-US subsidiaries. The Company designated the swap contracts as fair value hedges. The derivative’s gain or loss is reported in the consolidated statements of income in the same line items as the change in the value of the financial debt due to the hedged risks. Since the terms of the interest rate swaps match the terms of the hedged debt, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the hedged debt attributable to changes in interest rates. Accordingly, the net impact in current earnings is that the interest expense associated with the hedged debt is recorded at the floating rate. Cash flows associated with the fair value hedges are included in cash flows from investing activities on the consolidated statements of cash flows.
Finally, the Company also hedges its economic exposure to foreign currency risk related to foreign currency denominated monetary assets and liabilities with foreign derivative currency contracts and interest rate fluctuation with swap contracts which were not designated as hedges. Accordingly, these outstanding non-designated derivatives are recognized in the Company’s consolidated balance sheets at fair value, and changes in fair value from these contracts are recorded in other income (expense), net in the consolidated statements of income.
Funds payable to customers
Funds payable to customers relate to the Company’s payments solution and are originated by the amounts due to users held by the Company. Funds, net of any amount due to the Company by the user, are maintained in the user’s current account until withdrawal is requested by the user. See Note 3 – Fintech Regulations of these audited consolidated financial statements for additional information on regulations over Mercado Pago business.
Amounts payable due to credit and debit card transactions
Amounts payable due to credit and debit card transactions are originated by purchase transactions carried out by the Company’s customers with debit and credit cards issued by Mercado Pago.
Provision for buyer protection program
The buyer protection program (“BPP”) is designed to protect buyers in the Marketplace from losses due primarily to fraud or counterparty non-performance for all transactions completed through the Company’s online payment solution Mercado Pago (except for certain excluded categories). The Company’s BPP provides protection to consumers by reimbursing them for the total value of a purchased item and the value of any shipping service paid if it does not arrive, arrives incomplete or damaged, does not match the seller’s description or if the buyer regrets the purchase. The Company is entitled to recover from the third-party carrier companies performing the shipping service certain amounts paid under the BPP. Furthermore, in some specific circumstances, the Company enters into insurance contracts with third-party insurance companies in order to cover contingencies that may arise from the BPP. Provisions for BPP represent the Company’s estimate of probable losses based on its historical experience. The charge for the provision for BPP is recognized in sales and marketing expense line of the consolidated statements of income. See Note 15 – Commitments and Contingencies of these audited consolidated financial statements for further details.
Share-based payments
The liability related to the variable portion of the long term retention programs is remeasured at fair value. See Note 16 – Long term retention program of these audited consolidated financial statements for more details.
Treasury stock
Equity instruments of the Company that are repurchased by the Company are recognized at cost and deducted from equity. If the repurchase of the Company’s stock is carried out at a price significantly in excess of the current market price, there is a presumption that the repurchase price includes amounts attributable to items other than the stock repurchased; therefore, the Company uses the quoted market price of the common stock for purposes of determining the fair value of the treasury stock. See Note 25 – Share repurchase program of these audited consolidated financial statements for further details.
88 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Comprehensive income
Comprehensive income is comprised of two components, net income and other comprehensive income (loss). This last component is defined as all other changes in the equity of the Company that result from transactions other than with shareholders. Other comprehensive income (loss) includes the cumulative adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries, unrealized gains and losses on investments classified as available-for-sale, on hedging activities and the corresponding tax effects. Total comprehensive income for the years ended December 31, 2023, 2022 and 2021 amounted to $1,161 million, $533 million and $36 million, respectively.
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
Argentine currency status and macroeconomic outlook
As of July 1, 2018, the Company transitioned its Argentine operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company. Argentina’s annual inflation rate for the years ended December 31, 2023, 2022 and 2021 was 211.4%, 94.8% and 50.9%, respectively.
The Company uses Argentina’s official exchange rate to account for transactions in the Argentine segment, which as of December 31, 2023,2022 and 2021 was 808.45, 177.16 and 102.72, respectively, against the U.S. dollar. For the years ended December 31, 2023, 2022 and 2021, Argentina’s official exchange rate against the U.S. dollar increased 356.3%, 72.5% and 22.1%, respectively.
On December 10, 2023, a new Government took office with the aim to boost a deregulation of the Argentine economy and a reduction of the fiscal deficit mainly through cutting spending (including a reduction of different type of subsidies). On December 13, 2023, the Argentine Government devalued the Argentine Peso from 366.45 to 799.95, which has generated an acceleration of the monthly inflation rate (25.5% in December 2023 and 20.6% in January 2024). The comprehensive program pursued by the new Government includes reforms in the economy, justice, labor and social security, and tax among other areas which should be passed by the Congress. The Company is permanently monitoring the evolution of the aforementioned program to determine the possible impacts that these new measures could have on the Company´s business and financial position.
The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of December 31, 2023 and December 31, 2022:

	December 31,
	2023	2022
	(In millions)
Assets	$3,298	$3,238
Liabilities	1,878	2,419
Net assets	$1,420	$819
The following table provides information relating to net revenues and direct contribution (see Note 9 – Segments of these audited consolidated financial statements for definition of direct contribution) for the years ended December 31, 2023, 2022 and 2021 of the Company’s Argentine subsidiaries and consolidated VIEs:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net revenues	$3,240	$2,500	$1,531
Direct contribution	1,403	1,012	533
89 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Argentine exchange regulations
In the second half of 2019, the Argentine government instituted exchange controls restricting the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. An entity’s authorization request to the Central Bank of Argentina (“CBA”) to access the official exchange market to make foreign currency payments may be denied depending on the circumstances. As a result of these exchange controls, markets in Argentina developed trading mechanisms, in which an entity or individual buys U.S. dollar denominated securities in Argentina (i.e. shares, sovereign debt) using Argentine Pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as “Blue Chip Swap Rate”). The Blue Chip Swap Rate has diverged significantly from Argentina’s official exchange rate (commonly known as exchange spread). In recent years, the Blue Chip Swap Rate has been higher than Argentina’s official exchange rate. As of December 31, 2023 and 2022, the spread of the Blue Chip Swap was 20.4% and 94.2%, respectively (see Note 25 – Share repurchase program of these audited consolidated financial statements.) As of the issuance date of these audited consolidated financial statements the spread of the Blue Chip Swap was 30.9%.
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
Commerce transactions
■Revenues from intermediation services derived from final value fees and flat fees paid by sellers. Revenues related to final value fees and flat fees are recognized at the time that the transaction is successfully concluded (which occurs when the marketplace transaction is confirmed right after processing the payment).
■Revenues from shipping services are generated when a buyer elects to receive the item through the Company’s shipping service and the service is rendered to the customer. When the Company acts as an agent, revenues derived from the shipping services are recognized at the time the transaction is successfully concluded for third-party sales, and presented net of the transportation costs charged by third-party carriers. When the Company acts as principal, revenues derived from the shipping services are recognized upon delivery of the good to the customer, and presented on a gross basis. As part of the Company’s business strategy, shipping costs may be fully or partially subsidized at the Company’s option. In addition, the Company generates storage fees, which are charged to sellers for utilizing the Company’s fulfillment facilities, and are recognized over time.
■Revenues from inventories sales are generated when control of the good is transferred to the Company’s customers, which occurs upon delivery to the customer.
■Revenues from advertising services provided to sellers, vendors, brands and others, through performance products (Product Ads and Brand Ads) and display formats, are recognized based on the number of clicks and impressions, respectively.
■Classified advertising services are recorded as revenue ratably during the listing period. Those fees are charged at the time the listing is uploaded onto the Company’s platform and are not subject to successful sale of the items listed.
90 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Fintech transactions
■Revenues from commissions the Company charges for transactions off-platform derived from the use of the Company’s payments solution or Mercado Pago credit and debit cards, and revenues derived from insurtech transactions, are recognized once the transaction is considered completed, when the payment is processed by the Company, net of rebates granted. The Company also earns revenues as a result of offering financing to its Mercado Pago users, either when the Company finances the transactions directly or when the Company sells the corresponding financial assets to financial institutions. When the Company finances the transactions directly, the financing component is separated from the revenue amount and is recognized over the financing period using the interest method. When the Company sells the corresponding financial assets to financial institutions, the result of such sale is accounted for as financing revenues net of financing costs at the time of transfer of the financial assets. The aggregate gain included in “Fintech services” revenues arising from financing transactions and sales of financial assets, net of the costs recognized on sale of credit card receivables, is $1,440 million, $1,054 million and $575 million, for the years ended December 31, 2023, 2022 and 2021, respectively.
■Revenues from sale of mobile point of sale products are recognized when control of the good is transferred.
■Revenues from interest earned on loans and advances granted to merchants and consumers, and credit card transactions are recognized over the period of the loan and are based on effective interest rates. The Company places loans on non-accrual status at 90 days past due.
When more than one service is included in one single arrangement with the same customer, the Company recognizes revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective estimated selling prices.
Benefits granted to customers under the Company’s loyalty program are accounted for as material rights and therefore the allocated amount of revenue is deferred until the customers exercise their material rights or until expiration, whichever occurs first.
Revenues recognized under ASC 606 “Revenue from contracts with customers” amounted to $10,487 million, $7,450 million and $5,710 million for the years ended December 31, 2023, 2022 and 2021, respectively. Revenues recognized under ASC 860 “Transfers and Servicing” and ASC 310 “Receivables” amounted to $3,986 million, $3,087 million and $1,359 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Accounts receivable and credit card receivables and other means of payments are presented net of allowance for doubtful accounts and chargebacks of $42 million and $25 million as of December 31, 2023 and 2022, respectively. See Note 7 – Loans receivable, net of these audited consolidated financial statements for information related to the allowance for doubtful accounts with respect to the Company’s loans receivable.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the year in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Deferred revenue as of December 31, 2022 was $44 million, of which substantially all was recognized as revenue during the year ended December 31, 2023.
As of December 31, 2023, total deferred revenue was $29 million, mainly due to fees related to classified advertising services billed and loyalty programs that are expected to be recognized as revenue in the coming months.
Sales tax
The Company’s subsidiaries in Brazil, Argentina and Colombia are subject to certain sales taxes which are classified as cost of net revenues and totaled $1,119 million, $790 million and $569 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Brazilian Tax Reform
In December 2023 the Brazilian National Congress approved the Tax Reform that will change the consumption taxation (goods and services), replacing ICMS (State tax) and ISS (Municipal tax) by IBS (Goods and Services Tax) and PIS/COFINS (Federal taxes) by CBS (Goods and Services Federal Tax). Overall, IBS and CBS will have a single flat rate, around 27% according to current studies, full non-cumulative system (taxpayer full entitlement to recover taxes paid in the previous transactions), and a 7-year transition, starting in 2026. Also, this change will simplify the Brazilian Tax Legislation, reducing tax litigation between taxpayers and the Government.
The next step is to start discussions over the supplementary regulation that will detail the new tax system. These discussions should take place in the Brazilian Congress in 2024 and will enable the taxpayers to better understand the impacts of all changes in their operations.
91 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Advertising costs
The Company expenses the costs of advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of clicks delivered over the total number of contracted clicks, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising costs for the years ended December 31, 2023, 2022 and 2021 amounted to $787 million, $593 million and $531 million, respectively.
Recently Adopted Accounting Standards
On October 28, 2021, the Financial Accounting Standards Board (“FASB”) issued the ASU 2021-08 “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”. The amendments in this update improve comparability for the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination by specifying for all acquired revenue contracts regardless of their timing of payment (1) the circumstances in which the acquirer should recognize contract assets and contract liabilities that are acquired in a business combination and (2) how to measure those contract assets and contract liabilities. The amendments provide consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The Company adopted this standard effective as of January 1, 2023 and it did not have a material impact on the Company’s financial statements.
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
On September 29, 2022, the FASB issued the ASU 2022-04 “Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations”. The amendments in this update require entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about their obligations outstanding at the end of the reporting period, including a rollforward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The Company adopted this standard effective as of January 1, 2023, except for the rollforward requirement, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The guidance should be applied retrospectively to all periods in which a balance sheet is presented, except for the rollforward requirement, which should be applied prospectively. The Company and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of the Company’s suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in the Company’s payment policies. Suppliers’ voluntary inclusion of invoices in the SFP does not change the Company’s payment terms, the amounts paid or liquidity. The supplier invoices that have been confirmed as valid under the program require payment in full according to the terms established in the Company’s payment policies (a range of 60 and 90 days from the invoicing date). There are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial institution. The Company has no economic interest in a supplier’s decision to participate in the SFP and has no financial impact in connection with the SFP. As of December 31, 2023 and 2022, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $381 million and $227 million, respectively, and are included in the consolidated balance sheets within accounts payable and accrued expenses line.
On December 13, 2023, the FASB issued the ASU 2023-08 “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets”. The amendments in this update improve the accounting for and disclosure of certain crypto assets. It applies to assets that meet all of the following criteria: meet the definition of intangible assets as defined in the Codification, do not provide the asset holder with enforceable rights to or claims on underlying goods, services, or other assets, are created or reside on a distributed ledger based on blockchain or similar technology, are secured through cryptography, are fungible and are not created or issued by the reporting entity or its related parties. An entity is required to subsequently measure assets that meet those criteria at fair value with changes recognized in net income each reporting period. The amendments in this update are effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued (or made available for issuance). If the Company adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. The amendments require a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which the Company adopts the amendments. The Company adopted this standard effective January 1, 2023, resulting in an increase of the carrying value of the digital assets of $15 million, a gain of $14 million recognized within the “General and administrative” line item and an increase in the beginning balance of retained earnings of $1 million. The digital assets are presented within “Intangible assets at fair value” in the consolidated balance sheets.
92 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
The following table presents the digital assets name, cost basis, fair value, and number of units for each significant digital asset holding as of December 31, 2023:

Digital asset name	Cost basis	Fair value	Number of units held
	(in millions, except for number of units held)
Bitcoin	$6	$17	412.7
Ether	3	7	3,041.6
The following table summarizes the digital assets rollforward activity during the year ended December 31, 2023:

December 31, 2023
(in millions)
Balance at beginning of year (1)	$9
Adoption of ASU 2023-08	1
Gains included in net income	14
Balance at end of year (2)	$24
(1) Included in Intangible assets, net as of December 31, 2022.
(2) Included in Intangible assets at fair value as of December 31, 2023.
The method used by the Company for determining the cost basis of its digital assets is the weighted average price method.
Accounting Pronouncements Not Yet Adopted
On November 27, 2023, the FASB issued the ASU 2023-07 “Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures”. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.
On December 14, 2023, the FASB issued the ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this update provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information, requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The other amendments in this update improve the effectiveness and comparability of disclosures by adding disclosures of pretax income (or loss) and income tax expense (or benefit) and removing disclosures that no longer are considered cost beneficial or relevant. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis while retrospective application is permitted. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.
NOTE 3. FINTECH REGULATIONS
New regulations issued by the Central Banks and other regulators of the countries where the Company operates its Fintech business are described below.
Brazil
During March 2022, the Central Bank of Brazil announced new rules for payment institutions based on their size and complexity and raised standards for required capital. The new framework, which was effective starting in July 2023 with full implementation by January 2025, will extend the application of the rule regarding proportionality of regulatory requirements (currently applicable to conglomerates of financial institutions) to financial conglomerates led by payment institutions. The new rules require a gradual increase in regulatory capital requirements for the Company’s regulated Brazilian subsidiaries until 2025: 6.75% from July 2023, 8.75% from January 2024 and 10.50% from January 2025.
93 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Argentina
On December 30, 2021, the board of the CBA issued a regulation by which financial institutions must set up a reserve of 100% of the customer funds deposited by payment service providers that offer payment accounts. According to this new regulation, from January 1, 2022, 100% of the customer funds that have not been invested by users in Mercado Fondo, have remained deposited at financial institutions, and such financial institutions deposited 100% of those funds at the CBA, and available for users. On September 22, 2022, the CBA modified the aforementioned resolution and established that financial institutions in which the Company deposits customer funds may invest up to 45% of funds that have not already been invested by users in Mercado Fondo in Argentine, peso-denominated treasury bonds due May 23, 2027. As a result of the amended regulation, the Company withdrew on September 5, 2022 the cases it had originally filed challenging the December 30, 2021 regulation. On August 24, 2023, the CBA issued Communication “A” 7825, which states that payment service providers who offer payment accounts (“PSPOCP” according to its Spanish acronym) must allocate in full to their clients any compensation received from financial institutions for investing clients’ funds held in deposit accounts into Argentine treasury bonds. Since August 25, 2023, MercadoLibre S.R.L. is not receiving any compensation from financial institutions for clients’ funds held in deposit account. As a consequence, Communication “A” 7825 has no applicable effect for MercadoLibre S.R.L.
On September 14, 2023, the CBA issued Communication “A” 7861 establishing that starting on December 1, 2023, DEBIN (debit immediate), the main and simple funding source of Mercado Pago users’ accounts, will be suspended and replaced with a pull transfer method that requires the consent of the client outside of Mercado Pago’s environment before the first use. After several extensions, on January 11, 2024, the CBA issued a new regulation establishing that the suspension of DEBIN must be effective starting on April 30, 2024.
Mexico
On April 29, 2022, MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico, a Mexican subsidiary obtained the final approval by the National Banking and Securities Commission (Comisión Nacional Bancaria y de Valores, or the “CNBV”) to operate as an Electronic Payment Institution (Institución de Fondos de Pago Electrónico or “IFPE”, as referred to by the Financial Technology Institutions Act) which enables that entity to issue, manage, redeem and make electronic transfers of money on behalf of its clients, through computer applications, interfaces, web sites or any other means of electronic or digital communication.
MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico became a regulated financial entity towards third parties, effective on May 11, 2022 duly published in the Official Gazette, and is subject to the supervision and jurisdiction of the relevant Mexican financial regulators, including but not limited to the National Commission for the Protection and Defense of Users of Financial Services, CNBV and the Central Bank of Mexico. Amongst the regulatory obligations to which Electronic Payment Institutions are subject, the following are noteworthy: a) maintain minimum capital requirements, b) maintain sufficient reserves in high-quality liquid assets (e.g. cash, treasury bills, etc.), so as to be able to redeem, on par, the funds held on behalf of the clients, c) comply with anti-money laundering and countering of terrorism financing regulations, d) develop and maintain sound cybersecurity and information security policies, including but not limited to the performance of recurrent vulnerability tests and the deployment of strict infrastructure controls.
Chile
On October 12, 2022, the Chilean Congress approved the Fintech and Open-Banking Law Project, which was published on January 4, 2023, and came into effect on February 3, 2023. This law established a regulatory framework for certain technological financial services that did not have their own legal framework. These services are: (i) Alternative Transaction Systems, (ii) Crowdfunding Financing Platforms, (iii) Financial Instrument Intermediation, (iv) Order Routing, (v) Credit Advisory, and (vi) Investment Advisory. Pursuant to this law, Mercado Pago Crypto S.A. shall file a license request with the Commission for the Financial Market (“CMF” according to its Spanish acronym) in order to continue offering Order Routing services through the “buy, hold and sell” product launched in 2023 in collaboration with Ripio Chile SpAp. The rules governing the specifics of this filing and the license that CMF must grant, were issued on January 12, 2024, giving Mercado Pago Crypto S.A. until February 2025 to file the license request. In addition, an Open Finance System is created to allow financial service providers to exchange customer financial information. The CMF has until June 3, 2024 to issue secondary regulation.
On April 27, 2023, the CMF authorized the merger of Mercado Pago Operadora S.A. (formerly known as “MercadoPago S.A.”) and Red Procesadora de Pagos Limitada, effective on May 1, 2023. This merger allows Mercado Pago Operadora S.A. to extend the processing of transactions and enable businesses and entrepreneurs in Chile the opportunity to access the Company’s ecosystem of Fintech services.
Colombia
In June 2023, MercadoPago S.A. Compañía de Financiamiento obtained a license to operate as a financial institution in Colombia, and therefore is able to offer credits, digital accounts, investments and prepaid cards. We expect this new company to be operational by the first quarter of 2024 and be subject to minimum capital, reporting, consumer protection and risk management requirements.
94 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Uruguay
In July 2023, MercadoPago Uruguay S.R.L. obtained the approval by the BCU to operate as an Electronic Money Issuing Institution (“IEDE”) facilitating electronic money transfers. On October 1, 2023, MercadoPago Uruguay S.R.L. started operations, and since then, must adhere to regulations regarding the placement of user funds, including the obligation to deposit and maintain these funds in designated local bank accounts to guarantee the availability of balances in each user’s digital account. In October 2023, MercadoPago Uruguay S.R.L. was authorized by the BCU, subject to the terms of the regulations, to invest its user funds in short-term investments, including “overnight” bank deposits, leveraging results and assuming associated risks.
Peru
On November 10, 2022, the Central Reserve Bank of Peru (“BCRP”) enacted regulations related to the card payment processing system that applies to issuers, acquirers and payment facilitators. On January 27, 2023, MercadoPago Perú S.R.L. was registered by the BCRP as a payment facilitator entity, allowing it to (a) affiliate merchants to the card payment system, (b) offer POS, and (c) transmit or process card payment orders and /or participate in the process of settlement to the merchants affiliated.
NOTE 4. NET INCOME PER SHARE
Basic earnings per share for the Company’s common stock is computed by dividing, net income for the period by the weighted average number of common shares outstanding during the year.
In August, 2018, the Company issued an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (“2028 Notes”) which were fully converted or redeemed in November 2023. The conversion of these notes was included in the calculation for diluted earnings per share utilizing the “if converted” method for the year ending December 31, 2023 and 2022. For the year ended 2021, the effect of the conversion of the 2028 Notes would have been antidilutive and, as a consequence, it was not factored into the calculation of diluted earnings per share. Accordingly, conversion of these 2028 Notes is not assumed for purposes of computing diluted earnings per share if the effect is antidilutive. The denominator for diluted net income per share for the years ended on December 31, 2023, 2022 and 2021 did not include any effect from the capped call transactions entered into by the Company with certain financial institutions with respect to shares of the Company’s common stock (“2028 Notes Capped Call Transactions”), which were settled on September 1, 2023, because it would be antidilutive. See Note 17 – Loans payable and other financial liabilities to these consolidated financial statements for more details regarding the 2028 Notes and the 2028 Notes Capped Call Transactions.
Net income per share of common stock is as follows for the years ended December 31, 2023, 2022 and 2021:
.

	Year Ended December 31,
	2023		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share (1)	$19.64	$19.46	$9.57	$9.53	$1.67	$1.67

Numerator (in millions):
Net income	$987	$987	$482	$482	$83	$83
Effect of dilutive 2028 Notes	—	6	—	7	—	—
Net income available to common stock	$987	$993	$482	$489	$83	$83

Denominator:
Weighted average of common stock outstanding for earnings per share	50,262,302	50,262,302	50,345,353	50,345,353	49,802,993	49,802,993
Adjustment for assumed conversions	—	744,558	—	990,268	—	—
Adjusted weighted average of common stock outstanding for earnings per share	50,262,302	51,006,860	50,345,353	51,335,621	49,802,993	49,802,993
(1) Figures have been calculated using non-rounded amounts.

95 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

NOTE 5. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS
The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	December 31,
	2023	2022
	(In millions)
Cash in bank accounts	$1,458	$1,160
Money market	639	599
Time deposits	367	130
U.S. government debt securities	60	21
Foreign government debt securities	32	—
Total cash and cash equivalents	2,556	1,910
Securitization transactions (1)	355	459
Foreign government debt securities (Central Bank of Brazil mandatory guarantee)	114	158
Cash in bank accounts (Argentine Central Bank regulation)	309	496
Cash in bank accounts (Mexican National Banking and Securities Commission regulation)	91	9
Time deposits (Mexican National Banking and Securities Commission regulation)	314	239
Cash in bank accounts (Chilean Commission for the Financial Market regulation)	42	4
Time deposits (Chilean Commission for the Financial Market regulation)	54	49
Money market (Secured lines of credit guarantee)	7	33
Cash in bank accounts (Central Bank of Uruguay mandatory guarantee)	1	—
Time deposits (Central Bank of Uruguay mandatory guarantee)	1	—
Money market (Central Bank of Uruguay mandatory guarantee)	2	—
Foreign government debt securities (Central Bank of Uruguay mandatory guarantee)	2	—
Cash in bank accounts (Financial Superintendence of Colombia regulation)	—	1
Money market (Financial Superintendence of Colombia regulation)	—	5
Total restricted cash and cash equivalents	1,292	1,453
Total cash, cash equivalents, restricted cash and cash equivalents (2)	$3,848	$3,363
U.S. government debt securities	$1,009	$558
Foreign government debt securities (3)	2,451	1,342
Time deposits (4)	15	439
Corporate debt securities	5	—
Total short-term investments	$3,480	$2,339
U.S. government debt securities	$—	$175
Foreign government debt securities	56	70
Securitization transactions (1)	23	21
Corporate debt securities	25	—
Equity securities held at cost	58	56
Total long-term investments	$162	$322
(1) Investments from securitization transactions are restricted to the payment of amounts due to third-party investors.
(2) Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statements of cash flows.
(3) As of December 31, 2023 and 2022, includes $2,283 million and $1,219 million considered restricted due to Central Bank of Brazil mandatory guarantee. Also, as of December 31, 2023, includes $6 million that guarantees a line of credit and is considered restricted.
(4) As of December 31, 2023 and 2022, the time deposits in excess of $100 thousand, are in majority foreign deposits.
96 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

NOTE 6. BALANCE SHEET COMPONENTS
Accounts receivable, net

	December 31,
	2023	2022
	(In millions)
Accounts receivable	$177	$144
Allowance for doubtful accounts	(21)	(14)
Accounts receivable, net	$156	$130
The following table summarizes the allowance for doubtful accounts activity during the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
	(In millions)
Balance at beginning of year	$14	$8	$7
Net charged to Net income	22	9	4
Charges utilized/ Currency translation adjustments/ Write-offs and other adjustments	(15)	(3)	(3)
Balance at end of year	$21	$14	$8

Credit card receivables and other means of payments, net

	December 31,
	2023	2022
	(In millions)
Credit card receivables and other means of payments	$3,653	$2,957
Allowance for chargebacks	(17)	(11)
Allowance for doubtful accounts	(4)	—
Credit card receivables and other means of payments, net	$3,632	$2,946
97 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following tables summarize the allowance for chargebacks and the allowance for doubtful accounts activity during the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
Allowance for chargebacks	(In millions)
Balance at beginning of year	$11	$14	$18
Net charged to Net income	35	13	24
Charges utilized/ Currency translation adjustments/ Write-offs and other adjustments	(29)	(16)	(28)
Balance at end of year	$17	$11	$14

	Year ended December 31,
	2023	2022	2021
Allowance for doubtful accounts	(In millions)
Balance at beginning of year	$—	$17	$24
Net charged (credited) to Net income	4	(2)	(3)
Charges utilized/ Currency translation adjustments/ Write-offs and other adjustments	—	(15)	(4)
Balance at end of year	$4	$—	$17
Other assets

	December 31,
	2023	2022
	(In millions)
VAT credits	$25	$17
Income tax credits	26	65
Sales tax credits	54	30
Advance to ATM providers	14	38
Advance to suppliers	46	17
Derivative instruments	1	1
Tax credit from promotional regime in Argentina	15	15
Incentives to be collected	35	59
Receivables with suppliers	3	9
Prepaid expenses	27	38
Other	31	15
Current other assets	$277	$304

	December 31,
	2023	2022
	(In millions)
Judicial deposits	$8	$205
VAT credits	2	12
Income tax credits	4	22
Derivative instruments	22	—
Other	32	17
Non current other assets	$68	$256
98 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Property and equipment, net

	Estimated useful life (years)	December 31,
		2023	2022
		(In millions)
Equipment	3-5	$248	$254
Land and building	50 (1)	145	118
Furniture and fixtures	3-10	835	598
Software	3	694	647
Vehicles	4	151	59
Subtotal		2,073	1,676
Accumulated depreciation		(823)	(683)
Property and equipment, net		$1,250	$993
(1) Estimated useful life attributable to “building”.

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Cost of net revenues	$149	$101	$50
Product and technology development	232	182	83
Sales and marketing	7	5	2
General and administrative	16	21	10
Depreciation and amortization	$404	$309	$145
Other liabilities

	December 31,
	2023	2022
	(In millions)
Deferred revenue	$29	$44
Contingent considerations and escrows from acquisitions	1	11
Customer advances	36	37
Derivative instruments	21	17
Other	32	20
Current other liabilities	$119	$129

	December 31,
	2023	2022
	(In millions)
Provisions and contingencies	$124	$53
Contingent considerations and escrows from acquisitions	8	7
Joint venture	—	3
Incentives collected in advance	9	13
Derivative instruments	10	7
Salaries and social security payable	—	6
Other	49	6
Non current other liabilities	$200	$95
99 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 7. LOANS RECEIVABLE, NET

	December 31,
	2023	2022
	(In millions)
Loans receivable	$3,671	$2,778
Allowance for doubtful accounts	(1,042)	(1,074)
Current loans receivable, net	$2,629	$1,704

	December 31,
	2023	2022
	(In millions)
Loans receivable	$107	$62
Allowance for doubtful accounts	(42)	(30)
Non current loans receivable, net	$65	$32
The Company classifies loans receivable as “On-line merchant”, “Consumer”, “In-store merchant” and “Credit cards”. As of December 31, 2023 and December 31, 2022, Loans receivable, net were as follows:

	December 31, 2023
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$429	$(119)	$310
Consumer	1,808	(592)	1,216
In-store merchant	332	(137)	195
Credit cards	1,209	(236)	973
Total	$3,778	$(1,084)	$2,694

	December 31, 2022
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$394	$(120)	$274
Consumer	1,568	(614)	954
In-store merchant	267	(145)	122
Credit cards	611	(225)	386
Total	$2,840	$(1,104)	$1,736

The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $1,102 million and $1,112 million as of December 31, 2023 and 2022, respectively, which includes $18 million and $8 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the consolidated balance sheets as of December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, the Company is exposed to off-balance sheet unused agreed loan commitment on credit cards portfolio which expose the Company to credit risks for $934 million and $271 million, respectively. For the years ended December 31, 2023 and 2022 the Company recognized in Provision for doubtful accounts $8 million and $8 million as expected credit losses, respectively.
100 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following tables summarize the allowance for doubtful accounts activity during the years ended December 31, 2023, 2022 and 2021:

	December 31, 2023
	On-line merchant	Consumer	In-store merchant	Credit cards	Total
	(In millions)
Balance at beginning of year	$120	$614	$145	$225	$1,104
Net charged to Net Income	104	572	129	211	1,016
Currency translation adjustments	6	6	3	18	33
Write-offs	(111)	(600)	(140)	(218)	(1,069)
Balance at end of year	$119	$592	$137	$236	$1,084

	December 31, 2022
	On-line merchant	Consumer	In-store merchant	Credit cards	Total
	(In millions)
Balance at beginning of year	$79	$232	$76	$48	$435
Net charged to Net Income	109	600	139	210	1,058
Currency translation adjustments	1	(9)	(1)	(1)	(10)
Write-offs	(69)	(209)	(69)	(32)	(379)
Balance at end of year	$120	$614	$145	$225	$1,104

The increase in write-offs, for the year ended December 31, 2023 compared to the same period in 2022, is mainly generated by higher originations of loans receivable in 2022, compared to the same period in 2021, generating a higher write-offs effect in the year ended December 31, 2023.

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
101 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The amortized cost of the loans receivable classified by the Company’s credit quality internal indicator was as follows:

	December 31,
	2023	2022
	(In millions)
1-14 days past due	$99	$54
15-30 days past due	92	64
31-60 days past due	114	88
61-90 days past due	103	86
91-120 days past due	111	103
121-150 days past due	97	110
151-180 days past due	82	112
181-210 days past due	76	100
211-240 days past due	74	93
241-270 days past due	69	89
271-300 days past due	59	73
301-330 days past due	74	85
331-360 days past due	66	75
Total past due	1,116	1,132
To become due	2,662	1,708
Total	$3,778	$2,840

As of December 31, 2023 and 2022, renegotiations represented 2.8%% and 1% of the loans receivable portfolio, respectively.
As described in Note 2 – Summary of significant accounting policies, the Company places loans on non-accrual status at 90 days past due. There are no loans receivable on non-accrual status for which there is no related allowance for doubtful accounts.
NOTE 8. BUSINESS COMBINATIONS, GOODWILL, AND INTANGIBLE ASSETS
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
102 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

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
Acquisition of a shipping company in Brazil
On November 3, 2021, the Company, through its subsidiary eBazar.com.br Ltda., completed the acquisition of 100% of the equity interest of Kangu Participações S.A. and its subsidiaries, a logistics technology platform which connects sellers, e-commerce companies, carriers, third-party logistics providers and consumers through its vertically integrated network of drop-off and pick-up points throughout Brazil, Mexico and Colombia. Kangu Participações S.A. is located and organized under the laws of Brazil. The objective of the acquisition was to enhance the capabilities of the Company in terms of logistics.
The aggregate purchase price for the acquisition was $53 million, measured at its fair value amount, which included: (i) the total cash payment of $38 million at the time of closing; (ii) an escrow of $4 million and (iii) $11 million related to the fair value at the acquisition date of a call option to purchase 20% of the equity interest of Kangu Participações S.A. As result of the acquisition, the Company recognized a gain for the fair value amount of the option.
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
103 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

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
Goodwill and intangible assets
The composition of goodwill and intangible assets is as follows:

	December 31,
	2023	2022
	(In millions)
Goodwill	$163	$153

Intangible assets with indefinite lives
Trademarks	4	4
Digital assets (1)	—	9
Amortizable intangible assets
Licenses and others	14	13
Non-compete agreements	4	4
Customer lists	12	12
Trademarks	12	12
Hubs network	4	4
Others	3	3
Total intangible assets	53	61
Accumulated amortization	(42)	(36)
Total intangible assets, net	$11	$25

Intangible assets at fair value (1)	$24	$—
(1) Digital assets as of December 31, 2023 are included within “Intangible assets at fair value” of the consolidated balance sheets. See Note 2 – Summary of significant accounting policies – Recently Adopted Accounting Standards of these audited consolidated financial statements for further detail.
Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows:

	Year ended December 31, 2023
	Brazil	Argentina	Mexico	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the period	$60	$10	$39	$37	$5	$2	$153
Effect of exchange rates changes	4	—	5	—	1	—	10
Balance, end of the period	$64	$10	$44	$37	$6	$2	$163
104 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

	Year ended December 31, 2022
	Brazil	Argentina	Mexico	Chile	Colombia	Other Countries	Total
	(In millions)
Balance, beginning of the year	$56	$10	$37	$37	$6	$2	$148
Effect of exchange rates changes	4	—	2	—	(1)	—	5
Balance, end of the year	$60	$10	$39	$37	$5	$2	$153
Intangible assets with definite useful life
Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, hubs network, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $6 million, $9 million and $6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table summarizes the remaining amortization of intangible assets with definite useful life as of December 31, 2023:

For year to be ended December 31, 2024	$3
For year to be ended December 31, 2025	1
For year to be ended December 31, 2026	1
For year to be ended December 31, 2027	1
Thereafter	1
$7

NOTE 9. SEGMENTS
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
105 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following tables summarize the financial performance of the Company’s reporting segments:

	Year Ended December 31, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$7,595	$3,240	$2,985	$653	$14,473
Direct costs	(5,763)	(1,837)	(2,371)	(595)	(10,566)
Direct contribution	1,832	1,403	614	58	3,907
Operating expenses and indirect costs of net revenues					(2,084)
Income from operations					1,823
Other income (expenses):
Interest income and other financial gains					723
Interest expense and other financial losses					(378)
Foreign currency losses, net					(615)
Net income before income tax expense and equity in earnings of unconsolidated entity					$1,553

	Year Ended December 31, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$5,666	$2,500	$1,864	$507	$10,537
Direct costs	(4,717)	(1,488)	(1,579)	(481)	(8,265)
Direct contribution	949	1,012	285	26	2,272
Operating expenses and indirect costs of net revenues					(1,238)
Income from operations					1,034
Other income (expenses):
Interest income and other financial gains					265
Interest expense and other financial losses					(321)
Foreign currency losses, net					(198)
Net income before income tax expense and equity in earnings of unconsolidated entity					$780
106 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

	Year Ended December 31, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues	$3,910	$1,531	$1,172	$456	$7,069
Direct costs	(3,233)	(998)	(1,139)	(380)	(5,750)
Direct contribution	677	533	33	76	1,319
Operating expenses and indirect costs of net revenues					(878)
Income from operations					441
Other income (expenses):
Interest income and other financial gains					138
Interest expense and other financial losses					(229)
Foreign currency losses, net					(109)
Net income before income tax expense and equity in earnings of unconsolidated entity					$241
The following tables summarize net revenues per reporting segment, which have been disaggregated by similar products and services for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Commerce services (1)	$3,655	$1,036	$1,653	$410	$6,754
Commerce products sales (2)	857	225	326	39	1,447
Total commerce revenues	4,512	1,261	1,979	449	8,201
Fintech services (3)	1,910	1,292	296	185	3,683
Credit revenues (4)	1,155	684	699	8	2,546
Fintech products sales (5)	18	3	11	11	43
Total fintech revenues	3,083	1,979	1,006	204	6,272
Total net revenues	$7,595	$3,240	$2,985	$653	$14,473

	Year Ended December 31, 2022
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Commerce services (1)	$2,585	$814	$1,036	$329	$4,764
Commerce products sales (2)	487	271	246	40	1,044
Total commerce revenues	3,072	1,085	1,282	369	5,808
Fintech services (3)	1,464	904	152	125	2,645
Credit revenues (4)	1,102	506	421	4	2,033
Fintech products sales (5)	28	5	9	9	51
Total fintech revenues	2,594	1,415	582	138	4,729
Total net revenues	$5,666	$2,500	$1,864	$507	$10,537

107 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

	Year Ended December 31, 2021
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Commerce services (1)	$2,076	$614	$756	$304	$3,750
Commerce products sales (2)	405	242	168	70	885
Total commerce revenues	2,481	856	924	374	4,635
Fintech services (3)	938	490	80	82	1,590
Credit revenues (4)	468	178	163	—	809
Fintech products sales (5)	23	7	5	—	35
Total fintech revenues	1,429	675	248	82	2,434
Total net revenues	$3,910	$1,531	$1,172	$456	$7,069
(1) Includes final value fees and flat fees paid by sellers derived from intermediation services and related shipping and storage fees, classified fees derived from classified advertising services and ad sales.
(2) Includes revenues from inventory sales and related shipping fees.
(3) Includes revenues from commissions the Company charges for transactions off-platform derived from use of the Company’s payment solution, revenues as a result of offering installments for the payment to its Mercado Pago users, either when the Company finances the transactions directly or when the Company sells the corresponding financial assets, Mercado Pago credit and debit card fees and insurtech fees.
(4) Includes interest earned on loans and advances granted to merchants and consumers, and interest earned on Mercado Pago credit card transactions.
(5) Includes sales of mobile point of sales devices.
The following table summarizes the allocation of the property and equipment based on geography:

	December 31,
	2023	2022
	(In millions)
US property and equipment, net	$2	$1
Other countries
Argentina	208	188
Brazil	603	514
Mexico	345	206
Other countries	92	84
	1,248	992
Total property and equipment, net	$1,250	$993
The following table summarizes the allocation of the operating lease right-of-use assets based on geography:

	December 31,
	2023	2022
	(In millions)
Argentina	$51	$53
Brazil	396	286
Mexico	380	245
Other countries	72	72
Right of use asset, net	$899	$656
108 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	December 31,
	2023	2022
	(In millions)
US intangible assets at fair value (1)	$24	$—
	$24	$—

US intangible assets, net (1)	$—	$9
Goodwill and intangible assets, net
Argentina	12	14
Brazil	68	63
Mexico	44	40
Other countries	50	52
	174	169
Total goodwill and intangible assets	$198	$178
(1) Digital assets as of December 31, 2023 are included within “Intangible assets at fair value” of the consolidated balance sheets. See Note 2 – Summary of significant accounting policies – Recently Adopted Accounting Standards of these audited consolidated financial statements for further detail.
109 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 10. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	Balances as of December 31, 2023	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Balances as of December 31, 2022	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
	(In millions)
Cash and cash equivalents:
Money market	$639	$639	$—	$599	$599	$—	$—
U.S. government debt securities (1)	60	60	—	21	21	—	—
Foreign government debt securities (1)	32	32	—	—	—	—	—
Restricted cash and cash equivalents:
Money market (2)	278	278	—	352	352	—	—
Foreign government debt securities (1)	116	116	—	158	158	—	—
Investments:
U.S. government debt securities (1)	1,009	1,009	—	733	733	—	—
Foreign government debt securities (1) (3)	2,530	2,530	—	1,433	1,433	—	—
Corporate debt securities	30	30	—	—	—	—	—
Other assets:
Derivative instruments	23	—	23	1	—	1	—
USDC	—	—	—	3	3	—	—
Customer crypto-assets safeguarding assets	34	—	34	15	—	15	—
Intangible assets at fair value	24	24	—	—	—	—	—
Total assets	$4,775	$4,718	$57	$3,315	$3,299	$16	$—
Long-term retention program	$104	$—	$104	$58	$—	$58	$—
Other liabilities:
Contingent considerations	—	—	—	8	—	—	8
Derivative instruments	31	—	31	24	—	24	—
Customer crypto-assets safeguarding liabilities	34	—	34	15	—	15	—
Total liabilities	$169	$—	$169	$105	$—	$97	$8
(1) Measured at fair value with impact on the consolidated statements of income for the application of the fair value option. (See Note 2 – Summary of significant accounting policies – Fair value option applied to certain financial instruments.)
(2) As of December 31, 2023 and 2022 includes $269 million and $314 million, respectively, of money market funds from securitization transactions. (See Note 5 – Cash, cash equivalents, restricted cash and cash equivalents and investments.)
(3) As of December 31, 2023 and 2022 includes $23 million and $21 million, respectively, of investments from securitization transactions that are restricted to the payment of amounts due to third-party investors. In additional, includes foreign government debt securities that are also restricted due to regulations issued by the Central Banks and other regulators or because guarantees a line of credit. (See Note 5 – Cash, cash equivalents, restricted cash and cash equivalents and investments.)

110 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

As of December 31, 2023 and 2022, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis were valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions. The unobservable inputs of the fair value of contingent considerations classified as Level 3 refer to the amounts to be paid according to the respective agreements of each acquisition, the likelihood of achievement of the performance targets arising from each one (expected to be 100%), and the Company’s historical experience with similar arrangements. Reasonable variation on those unobservable inputs would not significantly change the fair value of those instruments. As of December 31, 2023 and 2022, the Company had not changed the methodology nor the assumptions used to estimate the fair value of the financial instruments.
There were no transfers to and from Levels 1, 2 and 3 during the year ended December 31, 2023. There were no transfers to and from Levels 1, 2 and 3 during the year ended December 31, 2022, other than as detailed in the table below.
The following tables summarize the reconciliation of the financial assets and liabilities measured at fair value using Level 3 inputs as of December 31, 2022:

	Year Ended December 31, 2022
	Derivative Instruments, net	Contingent Considerations (1)
	(In millions)
Balance, beginning of the year	$11	$(9)
Net Additions	3	—
Settlements	7	1
Foreign Currency Translation	(5)	—
Losses in Other Comprehensive Income	(15)	—
Losses in Income Statement	(28)	—
Transfers out of level 3	27	—
Balance, end of the year	$—	$(8)
(1) As of December 31, 2023, the contingent considerations measured at fair value using Level 3 inputs were settled.
The Company’s election of the fair value option applies to the: i) Foreign government debt securities, and ii) U.S. government debt securities. The Company recognized fair value changes in interest income and other financial gains which includes the related interest income of those instruments. Such fair value changes and interest income amount to $268 million, $154 million and $36 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, the cost and the estimated fair value of the Company’s investment in corporate debt securities classified as available for sale amounted to $30 million. During the year ended December 31, 2023, the gross unrealized gains were less than $1 million. As of December 31, 2022, the Company held no investment in corporate debt securities classified as available for sale. However, during the year ended December 31, 2022, the Company purchased and sold these kind of instruments, being the proceeds from the sales $156 million and the gross realized gains less than $1 million. The cost of these securities are determined under a specific identification basis.
The following table summarizes the net carrying amount of the corporate debt securities classified as available for sale, classified by its contractual maturities:

Balances as of December 31, 2023
(In millions)
One year or less	$5
One year to two years	12
Two years to three years	4
Three years to four years	3
Four years to five years	6
Total available for sale investments	$30

111 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following table summarizes the net carrying amount of the debt securities not classified as available for sale, classified by its contractual maturities or Management expectation to convert the investments into cash:

	Balances as of December 31, 2023	Balances as of December 31, 2022
	(In millions)
One year or less	$3,668	$2,079
One year to two years	4	201
Two years to three years	—	5
Three years to four years	35	—
Four years to five years	37	30
More than five years	3	30
	$3,747	$2,345
Financial assets and liabilities not measured and recorded at fair value
The following table summarizes the estimated fair value level of the financial assets and liabilities of the Company not measured at fair value as of December 31, 2023 and 2022:

	Balances as of December 31, 2023	Estimated fair value as of December 31, 2023	Balances as of December 31, 2022	Estimated fair value as of December 31, 2022
	(In millions)
Cash and cash equivalents	$1,825	$1,825	$1,290	$1,290
Restricted cash and cash equivalents	898	898	943	943
Investments	15	15	439	439
Accounts receivables, net	156	156	130	130
Credit card receivables and other means of payment, net	3,632	3,632	2,946	2,946
Loans receivable, net	2,694	2,676	1,736	1,761
Other assets	131	131	273	273
Total Assets	$9,351	$9,333	$7,757	$7,782
Accounts payable and accrued expenses	$2,117	$2,117	$1,393	$1,393
Funds payable to customers	4,475	4,475	3,454	3,454
Amounts payable due to credit and debit card transactions	1,092	1,092	488	488
Salaries and social security payable	441	441	349	349
Loans payable and other financial liabilities	4,495	4,441	4,758	4,997
Other liabilities	285	285	186	186
Total Liabilities	$12,905	$12,851	$10,628	$10,867
As of December 31, 2023 and 2022, the carrying value of the Company’s financial assets (except for loans receivable and equity securities held at cost) not measured at fair value approximated their fair value mainly because of their short-term maturity. If these financial assets were measured at fair value in the financial statements, cash and restricted cash would be classified as Level 1 (where cost and fair value are aligned) and the remaining financial assets would be classified as Level 2. The estimated fair value of the loans receivable would be classified as Level 3 based on the Company’s assumptions.
112 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

As of December 31, 2023 and 2022, the carrying value of the Company’s financial liabilities (except for 2028 Notes, 2026 Sustainability Notes and 2031 Notes) not measured at fair value approximated their fair value mainly because of their short-term maturity and the effective interest rates are not materially different from market interest rates. If these financial liabilities were measured at fair value in the financial statements, these would be classified as Level 2. As of December 31, 2023 and 2022, the estimated fair value of the 2026 Notes would be $375 million and $359 million, respectively, and the estimated fair value of the 2026 Notes would be $599 million and $541 million, respectively, which is based on Level 2 inputs. Also, as of December 31, 2022, the estimated fair value of the 2028 Notes was $884 million, and was classified as Level 2 based on the closing trading price per $100 principal amount of the 2028 Notes as of the last day of trading for the period. The fair value of the 2028 Notes was primarily affected by the trading price of the Company’s common stock and market interest rates.
NOTE 11. COMMON STOCK
Authorized, issued and outstanding shares
As of December 31, 2023 and 2022, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation, the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).
As of December 31, 2023 and 2022, there were 50,697,442 and 50,257,751 shares of common stock issued and outstanding with a par value of $0.001 per share.
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
NOTE 12. REDEEMABLE CONVERTIBLE PREFERRED STOCK
Pursuant to the Fourth Amended and Restated Certificate of Incorporation, the Company is authorized to issue 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2023, and 2022 the Company has no preferred stock subscribed or issued.
NOTE 13. EQUITY COMPENSATION PLAN
On June 10, 2019, at the Annual Shareholders’ Meeting, the Company’s shareholders approved the adoption of the Amended and Restated 2009 Equity Compensation Plan (the “Amended and Restated 2009 Plan”), which contains terms substantially similar to the terms of the “2009 Equity Compensation Plan” (the “2009 Plan”) that expired in 2019. As of December 31, 2023, there are 989,811 shares of common stock available for granting under the Amended and Restated 2009 Plan.
Equity compensation awards granted under the Amended and Restated 2009 Plan are at the discretion of the Company’s board of directors and may be in the form of either incentive or non-qualified stock options. As of December 31, 2023, there were 5,658 shares of restricted stock outstanding under such plan.
113 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 14. INCOME TAXES
The components of income tax for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Income Tax:
Current:
U.S.	$41	$12	$—
Non-U.S.	812	383	178
	853	395	178
Deferred:
U.S.	36	55	(3)
Non-U.S.	(320)	(152)	(26)
	(284)	(97)	(29)
Income tax expense	$569	$298	$149
The components of net income before tax expense and equity in earnings of unconsolidated entity for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
U.S.	$(362)	$(207)	$(214)
Non-U.S.	1,915	987	455
	$1,553	$780	$241

114 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following is a reconciliation of the difference between the actual charge for income tax and the expected income tax expense computed by applying the statutory income tax rate for the years ended December 31, 2023, 2022 and 2021 to net income before income tax:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net income before income tax	$1,553	$780	$241
Income tax rate	21%	21%	21%
Expected income tax expense	$326	$164	$51
Permanent differences:
Transfer pricing adjustments	11	3	2
Non-deductible tax	7	1	4
Non-deductible expenses	107	54	29
Dividend distributions	(32)	12	36
Non-taxable income	(167)	(62)	(32)
Effect of rates different than statutory	117	37	8
Currency translation	335	48	16
Change in valuation allowance	4	92	56
Tax Inflation Adjustments	(136)	(35)	(19)
Inventory Adjustments	—	—	(1)
True up	(3)	(16)	(1)
Income tax expense	$569	$298	$149
Income taxes are determined by each subsidiary on a standalone basis according to income tax law of each jurisdiction. The Company’s consolidated effective tax rate for year ended December 31, 2023 as compared to 2022, decreased from 38.2% to 36.6% as a result of the reversal of the valuation allowances in one of the Company´s Mexican subsidiaries during the third quarter of 2023. This decrease was partially offset by taxable foreign exchange gains accounted for local tax purposes in Argentina, which are not recorded for accounting purposes given that under U.S. GAAP and due to Argentina’s highly inflationary status, Argentina’s operations’ functional currency is the U.S. dollar, and higher non-deductible foreign exchange losses related to the acquisition of the Company´s own common stock in the Argentine market (please see Note 25 – Share repurchase program for further information).

115 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
	(In millions)
Deferred tax assets
Allowance for doubtful accounts	$234	$110
Unrealized net gains	3	8
Property and equipment, net	58	43
Accounts payable and accrued expenses	8	17
Payroll and social security payable	42	32
Provisions	275	131
U.S. foreign tax credit	304	156
Tax loss carryforwards	177	255
Inventories	14	3
Tax inflation adjustments	—	3
Total deferred tax assets	1,115	758
Valuation allowance	(374)	(360)
Total deferred tax assets, net	741	398
Deferred tax liabilities
Property and equipment, net	(21)	(29)
Customer lists	—	(1)
Unrealized net losses	(4)	(3)
Goodwill	(4)	(4)
Accounts payable and accrued expenses	(2)	(3)
Payroll and social security payable	—	(7)
Outside Basis Dividends	(182)	(103)
Provisions	(1)	(8)
Total deferred tax liabilities	$(214)	$(158)
	$527	$240
Valuation allowance on deferred tax assets
The following table summarizes the tax valuation allowance activity during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December, 31
	2023	2022	2021
Tax valuation allowance	(In millions)
Balance at beginning of year	$360	$262	$179
Charged to Net income	4	92	56
Charges Utilized/Currency translation adjustments and other adjustments	10	6	27
Balance at end of year	$374	$360	$262
116 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

As of December 31, 2023, consolidated deferred tax asset on tax loss carryforwards for income tax purposes were $177 million. If not utilized, tax loss carryforwards will begin to expire as follows:

2026	$1
2027	2
2028	7
2029	31
2030	38
Thereafter	56
Without due dates	42
Total	$177
Based on Management’s assessment of available objective evidence, the Company maintained a valuation allowance on deferred tax assets of $374 million and $360 million as of December 31, 2023 and 2022, respectively. This valuation allowance includes $304 million and $156 million to fully reserve the outstanding U.S. foreign tax credits as of December 31, 2023 and 2022, respectively.
The valuation allowance increased as of December 31, 2023 compared to 2022, mainly related to the impairment of $148 million on U.S. foreign tax credit, offset by the reversal of $141 million given that is more likely than not that deferred tax assets from DeRemate.com de México, S. de R.L. de C.V., a Mexican subsidiary, will be realized in the foreseeable future. The change in judgment regarding the realizability of the deferred tax assets of the Mexican subsidiary was triggered during the year ended December 31, 2023, as positive trends observed in recent periods became enough evidence to support the conclusion.
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
Based on the amended promotional regime, companies that meet new specified criteria shall be entitled to: i) a reduction of the income tax burden (60% for micro and small enterprises, 40% for medium-sized enterprises and 20% for large enterprises) over the promoted activities for each fiscal year, applicable to both Argentine source income and foreign source income, ii) stability of the benefits established by the knowledge-based economy promotional regime (as long as the beneficiary is registered and in good standing), and iii) a tax credit bond amounting to 70% (which can be up to 80% in certain specific cases) of the Company’s contribution to the social security regime of every employee whose job is related to the promoted activities (caps on the number of employees are applicable). Such bonds can be used within 24 months from their issue date (which period can be extended for an additional 12 months in certain cases) to offset certain federal taxes, such as value-added tax.
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
117 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

During the years ended December 31, 2023 and 2022, the Company accounted for an income tax benefit of $42 million and $27 million, respectively. The aggregate per share effect of the income tax benefit amounted to $0.84 and $0.54 for the years ended December 31, 2023 and 2022, respectively. Furthermore, the Company recorded a social security benefit of $67 million and $54 million for the years ended December 31, 2023 and 2022, respectively. Additionally, during the years ended December 31, 2023 and 2022, the Company accrued a charge of $6 million and $5 million, respectively, to pay knowledge-based economy promotional law audit fees and FONPEC contribution.
NOTE 15. COMMITMENTS AND CONTINGENCIES
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers it to be probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of December 31, 2023, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $124 million within non current other liabilities to cover legal actions against the Company for which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided. In addition, as of December 31, 2023, the Company and its subsidiaries are subject to certain legal actions considered by Management and its legal counsels to be reasonably possible for an aggregate amount up to $159 million. No loss amounts have been accrued for such reasonably possible legal actions, the most significant of which are described below.
The following table summarizes the contingencies activity during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Contingencies	(In millions)
Balance at beginning of year	$53	$13	$11
Charged to Net income	335	16	5
Reclassifications of judicial deposits	(273)	—	—
Charges Utilized / Currency translation adjustments / Write-offs	9	24	(3)
Balance at end of year	$124	$53	$13
Tax Claims
Brazilian preliminary injunction against the Brazilian tax authorities (withholding Income tax)
On November 6, 2014, the Brazilian subsidiaries, Mercadolivre.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Pago.com Representações Ltda. and the Argentine subsidiary, MercadoLibre S.R.L., filed a writ of mandamus and requested a preliminary injunction with the Federal Court of Osasco against the federal tax authority to avoid the withholding income tax (“IRRF”) over payments remitted by the Brazilian subsidiaries to MercadoLibre S.R.L. for the provision of IT support and assistance services by the latter, and requested reimbursement of the amounts improperly withheld over the course of the preceding five (5) years. The preliminary injunction was granted on the grounds that such withholding income tax violated the convention signed between Brazil and Argentina that prevents double taxation. In August 2015, the injunction was revoked by the first instance judge in an award favorable to the federal tax authority. The Company appealed the decision and deposited into court the disputed amounts. In June 2020, the Company’s appeal was dismissed. The Company submitted a new remedy before the same court in July 2020, which was dismissed on February 17, 2021. On March 18, 2021, the Company filed two appeals with the superior courts. However, the Vice President of the local Federal Court dismissed the remittance of the appeals to the Superior Courts and retained the cases in the local court. Against this decision, the Company filed new appeals, one interlocutory appeal in the Federal Court and other interlocutory appeals in the Superior Courts. On November 29, 2023, the interlocutory appeal was dismissed in the Federal Court, while the interlocutory appeals in the Superior Courts are pending judgment. Besides, in recent cases involving other taxpayers which also applied the convention signed between Brazil and Argentina to prevent double taxation ("Convention") as amended by the 2017 protocol, the Superior Court of Justice decided the IRRF is due in the State of the source (i.e. Brazil), given that the Convention grants such rights regardless whether the services provided between the parties contain transfer of technology or not. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case became probable based on the technical merits of the Company’s tax position and the existence of recent adverse decisions issued by the Superior Court of Justice. For that reason, the Company has recorded a provision for the disputed amounts, which was $327 million as of December 31, 2023, and which was recorded in non-current other liabilities in the consolidated balance sheets, net of the corresponding judicial deposits for $273 million (which includes $64 million of interest income). The provision has impacted the consolidated statement of income for the year ended December 31, 2023 within Product and technology development expenses by $261 million, Cost of net revenues by $58 million, General and administrative expenses by $1 million, based on the classification of the original expense to which the IRRF relates, and as a reversal of Interest income by $4 million that offsets the interest gains generated by the judicial deposits since the case became probable.

118 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Interstate rate of ICMS-DIFAL on interstate sales
Interstate rate of ICMS-DIFAL on interstate sales without Complementary Law
During 2020 and 2021, the Brazilian subsidiaries, eBazar.com.br Ltda. and Mercado Pago Instituição de Pagamento Ltda., filed 15 writs of mandamus with the State Courts of Justice where these companies have sales branches in order to prevent Brazilian states from collecting the ICMS on interstate sales at a differential rate (“ICMS-DIFAL”) without the existence of a complementary law. Four of these cases were filed in 2020 (for the branches of Barueri and Louveira) and the other 11 were filed in 2021, after eBazar.com.br Ltda. opened a new branch in Extrema. On February 24, 2021, the Brazilian Supreme Court ruled on the controversy in a binding precedent, which declared the unconstitutionality of ICMS-DIFAL without the proper complementary law. In the same case, however, the Supreme Court ruled on the modulation of the effects of its decision (with retroactive effect).
From those 11 cases filed by the Company after the Supreme Court’s decision (after February 24, 2021), 6 became final and unappealable in favor of the corresponding States (cases related to the branch of Extrema: São Paulo, Rio Grande do Sul, Paraná, Distrito Federal, Bahia and Rio de Janeiro), and therefore their corresponding liabilities were settled with the corresponding judicial deposits. Another one of the 11 cases became final and unappealable in favor of Ebazar.com.br Ltda. Finally, the remaining 4 of those 11 cases are still pending and may not stand because of the modulation of effects with respect to that decision. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing is probable. For that reason, the Company has recorded a $3 million provision for the disputed amounts related to these 4 cases.
With respect to the 4 cases filed by the Company prior to the Supreme Court’s decision (before February 24, 2021), 2 of them became final and unappealable in favor of the Company. Of the remaining 2 cases, for which a judgment is still pending, Management considers that the risk of losing is remote. For that reason, the Company has not recorded any liability for the controversial amounts.
The Company deposited into court the disputed amounts. As of December 31, 2023, the total amount of the deposits related to the ongoing cases was $7 million.
Interstate rate of ICMS-DIFAL on interstate sales under Law No. 190/22
In January 2022, (therefore, already in the course of fiscal year 2022 and already in full application of the understanding of the Supreme Court for unconstitutionality), supplementary Law No. 190/22 was published, outlining the general rules for the requirement of DIFAL and expressly mentioning the need to comply with the principle of anticipation or prospective application of taxes (pursuant to which no tax may be levied before the expiry of ninety days from the enactment of the law or in the same fiscal year of enactment). Notwithstanding this provision, which expressly points to the need to comply with the anticipation, Brazil’s Federation Units have not complied with this guarantee. Therefore, eBazar.com.br Ltda. and Mercado Pago Instituição de Pagamento Ltda., filed writs of mandamus to the 27 Federation Units, aimed at preventing the Brazilian tax authorities demand payments of the DIFAL. In this regard, the Brazilian Supreme Court (“STF”) has issued a decision regarding the constitutionality of the supplementary Law on November 29, 2023. In the judgment, the majority of STF judges considered the supplementary Law No. 190/22 to be constitutional, therefore, the ICMS-DIFAL is due from April 5, 2022, due to the corresponding time lapse of ninety days between the law enacting and the beginning of the charge. The decision has not yet become final and unappealable and a motion to clarify is yet to be presented. However, such motion to clarify, if and when presented, is unlikely to change the merit of the decision. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is remote for the period between January 1, 2022 to April 4, 2022, and probable for the period between April 5, 2022 to December 31, 2022 based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any liability for the controversial amounts related to the period through April 4, 2022, and has recorded liabilities for the disputed amounts related to the period from April 5, 2022 to December 31, 2022, by $30 million, which are presented net of the corresponding judicial deposits of $29 million.
Interstate rate of ICMS-DIFAL over fixed assets
From April to September 2022, the Brazilian subsidiary Mercado Envios Serviços de Logística Ltda., now incorporated by eBazar.com.br Ltda., also filed writs of mandamus to 3 Federation Units (São Paulo, Santa Catarina e Bahia), for the purpose of preventing the Brazilian tax authorities from demanding payment of the DIFAL over their respective fixed assets not explicitly addressed by the supplementary Law No. 190/22. Regarding this topic, the STF has not expressly pointed to the principle of anticipation. Therefore, there are two controversies regarding DIFAL over fixed assets: (i) if DIFAL is applicable under the previous supplementary Law No. 87/96, and (ii) if supplementary Law No. 87/96 is deemed not applicable, if the new supplementary Law No. 190/22 needs to comply with the principle of anticipation. In this last controversy, the same decision above mentioned applies to the Brazilian subsidiary Mercado Envios Serviços de Logística Ltda., and its writs of mandamus. Therefore, Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible for the period between January 1, 2022 to April 4, 2022, and probable for the period between April 5, 2022 to December 31, 2022 based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any liability for the controversial amounts related to the period until April 4, 2022, and has recorded liabilities for the disputed amounts related to the period from April 5, 2022 to December 31, 2022 for $2 million which are presented net of the corresponding judicial deposits of $2 million.
Exclusion of ICMS tax benefits from federal taxes base
The Company has ICMS tax incentives granted by the State of Minas Gerais, through a special regime signed with the state by means of a term of agreement, which are aimed at implementing and expanding business in that state. See Note 2 – Summary of significant accounting policies of these audited consolidated financial statements for additional detail on the ICMS tax incentives.
119 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

On November 9, 2021 the Company filed a writ of mandamus which claimed the exclusion of the amounts relating to the ICMS tax benefits granted by the State of Minas Gerais through the special regime from the tax base of the Corporate Income Tax (“IRPJ”) and of the Social Contribution on Net Profits (“CSLL”).
On January 31, 2022, a decision was rendered granting the injunction requested in order to exclude the amounts of tax benefits granted by the State of Minas Gerais in the tax base of IRPJ and CSLL. However, the Court did not rule on the requirements set forth in article 30 of Law 12,973/14 and article 38 of Decree-Law 1577/98. On August 14, 2023, a judgment was handed down in favor of the Company and the Public Prosecutor's Office filed an appeal. During the fourth quarter of 2023 and after the judgment on Topic 1,182, the Superior Court of Justice (“STJ”) annulled a ruling by the Federal Regional Court which had denied its jurisdictional provision, determining the return of the files to the Court of origin so that the need to comply with the requirements could be analyzed. Requirements in article 30 of Law 12,973/14 set forth the exclusion of presumed credits from the IRPJ and CSLL calculation basis, as in the judges' opinion this provision has not been revoked. The ruling is deemed to be innovative because these requirements, until then, were not required in cases of presumed credit. On January 31, 2024, after the Company presented its counter-appeal, the case was sent to the Federal Regional Court for judgment in the second instance, which is still pending. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is not more likely than not based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts. The Company recorded an income tax benefit arising from the ICMS tax incentives during the year ended December 31, 2023 for $23 million and for the year ended December 31, 2022 for $17 million (of which $5 million corresponded to the year ended December 31, 2021).
On April 25, 2023, the Company filed a writ of mandamus seeking an injunction and claiming the exclusion of the amounts relating to the ICMS tax benefits granted by the State of Minas Gerais in the tax base of the Social Contributions (PIS and COFINS).
On May 26, 2023, a decision was rendered granting the injunction requested. The Company is currently waiting for the final judicial decision. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts. The Company recorded $12 million of PIS and COFINS tax benefits arising from the ICMS tax incentives for the year ended December 31, 2023, of which $4 million corresponded to the period ended December 31, 2021, and $2 million corresponded to the period ended December 31, 2022.
Marketplace joint and several liability
In the context of intermediation transactions on the marketplace platform, the Brazilian subsidiary eBazar.com.br Ltda. received four tax assessments aimed at collecting alleged ICMS debts for the 2017 to 2019 fiscal years, in the amount of $9 million, considering the exchange rate as of December 31, 2023. The tax assessments intend to attribute to eBazar.com.br Ltda. the joint and several liability for the payment of ICMS allegedly due by sellers on the sale of goods without compliant invoices. The Company presented its objections in August 2023 and received unfavorable decisions from the administrative court in the first instance. The Companies filed appeals in each one of the cases with the administrative court, which are now pending. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible, but not probable.
Services Tax exclusion in the tax base of the Federal Contributions (PIS/COFINS)
On August 29, 2017, the Brazilian subsidiaries, Ebazar.com.br Ltda., Ibazar.com Atividades de Internet Ltda., MercadoPago.com Representações Ltda., Mercado Envios Serviços de Logística Ltda., filed a writ of mandamus and requested a preliminary injunction before the Federal Justice in Osasco against the Federal Government to exclude the Municipal Service Tax in the tax base of the Federal Contributions (PIS/COFINS). The federal judge granted the preliminary injunction and ruled in favor of the companies on January 15, 2019. On April 8, 2019, the Federal Government presented an appeal that was rejected by the Federal Court. Following the Federal Court's decision, the Federal Government filed two appeals with the superior courts. However, since February 12, 2021, the mandamus remains suspended by a decision settled by the Brazilian Supreme Court, who shall judge the leading case and set a binding jurisprudence to this case. Management, based on the opinion of external legal counsel and the current composition of the Brazilian Supreme Court (who has shown dubious jurisprudence in similar cases), is of the opinion that the risk of losing the case is probable. For that reason, the Company has recognized a provision for the disputed amounts of $44 million.
120 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Administrative tax claims
On October 30, 2020 and November 9, 2020, MercadoPago.com Representações Ltda. and eBazar.com.br Ltda., respectively, received tax assessments claiming income tax payments for the 2016 fiscal year, with respective penalties and fines. In these assessments, the tax authorities do not recognize certain expenses incurred by the Brazilian subsidiaries, such as technology services imported from MercadoLibre S.R.L., Meli Uruguay S.R.L., and MercadoLibre Inc., as deductible for income tax purposes. The tax authorities concluded that the Brazilian entities failed to submit sufficient evidence during the tax assessment that these services were necessary and effectively hired and paid by the Brazilian subsidiaries. The tax assessments that MercadoPago.com Representações Ltda. and eBazar.com.br Ltda. received amounted to a total of $20 million and $14 million, respectively, considering the exchange rate as of December 31, 2023. The subsidiaries filed their defenses on December 1, 2020 and December 8, 2020, respectively, arguing that the agreements and other documentation were submitted as evidence during the tax assessment. The defenses were also complemented by specific descriptions for each project that was impacted by such services to justify the necessity of all the expenses in dispute. On May 25, 2021, MercadoPago.com received an unfavorable decision from the administrative court in the first instance, and on June 28, 2021, eBazar.com.br also received an unfavorable decision from the administrative court in the first instance. The Companies filed appeals in respect of both cases with the administrative court in the second instance, which are now pending. The Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is not more likely than not. For that reason, the Company has not recorded any expense or liability for the disputed amounts.
On December 30, 2022, eBazar.com.br Ltda. and one of the Company’s Senior Legal Directors received three tax assessments claiming corporate income taxes (IRPJ and CSLL) in the amount of $76 million, withholding income tax (IRRF) in the amount of $11 million, and PIS and COFINS in the amount of $12 million, all of them in relation to the taxable year of 2017, including punitive fine of 150% over the tax charged and interest on late payments based on the SELIC rate, and according to the exchange rate as of December 31, 2023. The Senior Legal Director was assessed as jointly liable with eBazar.com.br, due to his role as statutory officer, under provisions of the National Tax Code that enable joint tax liability for acts potentially in violation of the law or the by-laws. With respect to IRPJ, CSLL, PIS and COFINS, the tax authorities concluded that the Brazilian company failed to report taxable income as the company has made book entries in the profit and loss accounts, reverting previous revenues or other revenue accounts, as well as for using foreign languages such as English and Spanish in its book-keeping. The tax authorities also claimed that the company failed in the issuance of invoices, disregarding that the company indeed has a Special Tax Regime granted by the Municipality of Osasco that allows the issuance of a single invoice per period. Regarding the IRRF, the amount claimed by the tax authorities is already deposited in court under the writ of mandamus that discusses the company’s right not to pay IRRF on payments made to its affiliate in Argentina, due to the provisions of the Brazil and Argentina double tax treaty (for further details see contingency Brazilian preliminary injunction against Brazilian tax authorities (withholding Income tax)). Those deposits were incorrectly ignored by tax authorities. The Company presented the objection on January 30, 2023. Taking into account the documents attached to the Company's objection, in the case of PIS and COFINS, the administrative authorities decided in December 2023 to carry out a verification diligence to analyze the documents, which may influence the outcome of the case. The Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the cases is not more likely than not in the cases of IRPJ and CSLL and reasonably possible, but not probable in the cases of PIS and COFINS, based on the technical merits. In the case of IRRF, the Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is remote. For that reason, the Company has not recorded any expense or liability for the disputed amounts.
Buyer protection program
The maximum potential exposure under this program is estimated to be the volume of payments on the Marketplace, for which claims may be made under the terms and conditions of the Company’s BPP. Based on historical losses to date, the Company does not believe that the maximum potential exposure is representative of the actual potential exposure. The Company records a liability with respect to losses under this program when they are probable and the amount can be reasonably estimated. See Note 2 – Summary of significant accounting policies – Provision for buyer protection program of these audited consolidated financial statements for further detail.
As of December 31, 2023 and 2022, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $5,072 million and $4,002 million, respectively, for which the Company recorded a provision of $8 million and $6 million, respectively.
Commitments
The Company committed to purchase cloud platform services from two U.S. suppliers based on the following terms:
1.for a total amount of $824 million, to be paid between October 1, 2021 and September 30, 2026. As of December 31, 2023, the Company had paid $427 million; and
2.for a total amount of $200 million, to be paid between September 23, 2022 and September 23, 2025. As of December 31, 2023, the Company had paid $61 million.
In connection with the closing of MELI Kaszek Pioneer Corp’s (“MEKA”) initial public offering on October 1, 2021, MEKA (a special purpose acquisition company sponsored by MELI Kaszek Pioneer Sponsor LLC (the “Sponsor”), which is a joint venture between Company’s subsidiary MELI Capital Ventures LLC and Kaszek Ventures Opportunity II, L.P.) entered into a forward purchase agreement with the Sponsor, pursuant to which the Sponsor committed to purchase from MEKA 5 million Class A ordinary shares at a price of $10 per share in a private placement to close substantially concurrently with the consummation of MEKA’s initial business combination. MEKA was deemed dissolved on January 2, 2024, resulting in the extinguishment of this commitment.
121 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

On April 8, 2022, the Company signed a 10-year agreement with Gol Linhas Aereas S.A. under which the Company is committed to contract a minimum amount of air logistics services for a total annual cost of $43 million (total amount once all the dedicated aircraft are in operation). Pursuant to the agreement, Gol Linhas Aereas S.A. provides logistics services in Brazil to Mercado Envios through six dedicated aircraft, all of which have already started operations as of December 31, 2023.
Since October 2023, the Company signed 3-year agreements with certain shipping companies in Brazil, under which the Company is committed to contract a minimum amount of logistics services for a total cost of $31 million.
On January 10, 2024, the Company signed a 5-year agreement for the naming rights of the Complexo Pacaembu (municipal stadium of the city of São Paulo), for a total amount of $56 million. The agreement has the option to extend the term for 5 additional independent periods of 5 years each, for the same amount indexed by the Brazilian inflation rate index IPCA.

NOTE 16. LONG TERM RETENTION PROGRAM
On May 3, 2023, the board of directors, upon the recommendation of the Compensation Committee, adopted the 2023 Long-Term Retention Program (“2023 LTRP”). In addition to the annual salary and bonus of each employee, certain employees (“Eligible Employees”) are eligible to participate in the 2023 LTRP, which provides for the grant to an Eligible Employee of a cash-settled fixed (a “2023 LTRP Fixed Award”) and cash-settled variable award (a “2023 LTRP Variable Award”, and together with any 2023 LTRP Fixed Award, the “2023 LTRP Awards”). In order to receive payment in respect of the 2023 LTRP Awards, each Eligible Employee must remain employed as of each applicable payment date. The 2023 LTRP award is payable as follows:
■the eligible employee will receive 16.66% of half of his or her target 2023 LTRP bonus once a year for a period of six years, with the first payment occurring no later than April 30, 2024 (the “2023 Annual Fixed Payment”); and
■on each date the Company pays the Annual Fixed payment to the eligible employee, he or she will also receive a payment (the “2023 LTRP Variable Payment”) equal to the product of (i) 16.66% of half of the target 2023 LTRP Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2022 Stock Price (as defined below). For purposes of the 2023 LTRP, the “2022 Stock Price” shall equal $888.69 (the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of 2022) and the “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date for so long as the Company’s common stock is listed on the NASDAQ.
The rest of the LTRPs outstanding as of December 31, 2023, 2022 and 2021 follow a similar calculation method as explained above for the 2023 LTRP, except that the 2016, 2017 and 2018 LTRP have performance conditions established by the board of directors that must be achieved at the first year-end of each program. Similar to the 2023 LTRP, the rest of the outstanding LTRPs additionally have eligibility conditions to be achieved at each year-end and require the employee remain employed by the Company as of each payment date.
During the year ended December 31, 2023, the Company paid $90 million ($33 million in cash-settled fixed and $57 million in cash-settled variable award) of LTRP plus social security obligations applicable in each local jurisdiction.
The following table summarizes the 2016, 2017, 2018, 2019, 2020, 2021, 2022 and 2023 LTRP Variable Award contractual obligation for the years ended December 31, 2023, 2022 and 2021:

	December 31, 2023		December 31, 2022		December 31, 2021
	Aggregate Intrinsic value	Weighted-average remaining contractual life (years)	Aggregate Intrinsic value	Weighted-average remaining contractual life (years)	Aggregate Intrinsic value	Weighted-average remaining contractual life (years)
	(In millions)
Outstanding LTRP 2016	—	—	—	—	15	0.08
Outstanding LTRP 2017	—	—	7	0.08	24	0.58
Outstanding LTRP 2018	4	0.08	5	0.58	14	1.08
Outstanding LTRP 2019	37	0.61	35	1.08	84	1.58
Outstanding LTRP 2020	55	1.12	45	1.58	100	2.09
Outstanding LTRP 2021	51	1.62	39	2.08	85	2.58
Outstanding LTRP 2022	115	2.12	86	2.58	—	—
Outstanding LTRP 2023	270	2.62	—	—	—	—
122 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following table summarizes the LTRP accrued compensation expense for the years ended December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021
	(In millions)
LTRP 2016	$—	$—	$2
LTRP 2017	—	(2)	3
LTRP 2018	3	(1)	2
LTRP 2019	18	16	27
LTRP 2020	21	19	29
LTRP 2021	23	21	26
LTRP 2022	42	31	—
LTRP 2023	60	—	—
	$167	$84	$89
123 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 17. LOANS PAYABLE AND OTHER FINANCIAL LIABILITIES
The following tables summarize the Company’s loans payable and other financial liabilities as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	(In millions)
Loans from banks	$485	$319
Bank overdrafts	33	9
Secured lines of credit	39	115
Financial Bills	—	113
Deposit Certificates	976	993
Commercial Notes	7	6
Finance lease liabilities	35	14
Collateralized debt	693	535
2028 Notes	—	3
2026 Sustainability Notes	4	4
2031 Notes	9	10
Other lines of credit	11	10
Current loans payable and other financial liabilities	$2,292	$2,131

Loans from banks	$72	$145
Secured lines of credit	17	24
Financial Bills	8	—
Deposit Certificates	—	3
Commercial Notes	211	187
Finance lease liabilities	96	37
Collateralized debt	782	703
2028 Notes	—	436
2026 Sustainability Notes	389	398
2031 Notes	626	694
Other lines of credit	2	—
Non-Current loans payable and other financial liabilities	$2,203	$2,627

124 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	December 31,
					2023	2022
					(In millions)
Loans from banks
Chilean Subsidiaries	Chilean Pesos	Fixed	9.48%	January 2024 - April 2025	$104	$150
Brazilian Subsidiary (1)	US Dollar	—	—	—	—	59
Brazilian Subsidiary (1)	US Dollar	Fixed	5.90%	August - November 2024	216	—
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.8%	January 2024 - May 2031	9	9
Mexican Subsidiary	Mexican Pesos	Variable	TIIE + 2.20% - 3.50%	January 2024 - June 2027	178	177
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	9.59%	January 2024	50	47
Colombian Subsidiary	Colombian Pesos	Fixed	—	—	—	22

Bank overdrafts
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	10.32%	January 2024	13	9
Chilean Subsidiary	Chilean Pesos	Variable	TIB + 2.00%	January 2024	20	—

Secured lines of credit
Argentine Subsidiaries	Argentine Pesos	Fixed	92.27%	January 2024	29	107
Mexican Subsidiary	Mexican Pesos	Fixed	10.24%	January 2024 - July 2027	27	32

Financial Bills
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 1.15% - 1.40%	March - September 2025	8	113

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	—	—	—	—	272
Brazilian Subsidiary	Brazilian Reais	Variable	98.5% to 200% of CDI	January - December 2024	703	565
Brazilian Subsidiary	Brazilian Reais	Fixed	9.85% - 14.20%	January - June 2024	77	114
Brazilian Subsidiary	Brazilian Reais	Variable	106% of CDI	January 2024	196	45

Commercial Notes
Brazilian Subsidiary	Brazilian Reais	Variable	DI + 0.88%	January 2024 - August 2027	78	71
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41%	January 2024 - August 2029	140	122

Finance lease liabilities					131	51
Collateralized debt					1,475	1,238
2028 Notes	US Dollar	—	—	—	—	439
2026 Sustainability Notes	US Dollar	Fixed	2.375%	January 2024 - January 2026	393	402
2031 Notes	US Dollar	Fixed	3.125%	January 2024 - January 2031	635	704
Other lines of credit					13	10
					$4,495	$4,758
(1) The carrying amount includes the effect of the derivative instrument that qualified for fair value hedge accounting. See Note 24 – Derivative instruments of these audited consolidated financial statements for further detail.
125 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

See Note 21 – Securitization transactions and Note 23 – Leases of these audited consolidated financial statements for details regarding the Company’s collateralized debt securitization transactions and finance lease liabilities, respectively.
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
During 2023, the Company repurchased $9 million and $70 million principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively plus $1 million of interest accrued. The total amount paid amounted to $66 million. For the year ended December 31, 2023, the Company recognized $14 million as a gain in Interest income and other financial gains in the consolidated statement of income.
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
2.00% Convertible Senior Notes Due 2028
On August 24, 2018, the Company issued $800 million of 2.00% Convertible Senior Notes due 2028 and issued an additional $80 million of notes on August 31, 2018 pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, for an aggregate principal amount of $880 million of 2.00% 2028 Notes. The 2028 Notes were unsecured, unsubordinated obligations of the Company, which paid interest in cash semi-annually, on February 15 and August 15 of each year, at a rate of 2.00% per annum. The 2028 Notes would have matured on August 15, 2028 unless earlier redeemed, repurchased or converted in accordance with their terms prior to such date. The 2028 Notes were convertible, under specific conditions, based on an initial conversion rate of 2.2553 shares of common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of $443.40 per share of common stock), subject to adjustment as described in the indenture governing the 2028 Notes.
The Company did not have the right to redeem the notes prior to August 21, 2023. On or after August 21, 2023, if the last reported sale price of the Company’s common stock was at or above 130% of the conversion price during specified periods, the Company could (at its option) redeem all or any portion of the 2028 Notes for cash equal to the 2028 Notes’ principal amount plus accrued and unpaid interest to, but excluding the redemption date.
126 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Holders were able to convert their 2028 Notes at their option at any time prior to February 15, 2028 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2018 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter was greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2028 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) if the Company called any or all of the 2028 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. On or after February 15, 2028 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders could convert their 2028 Notes at any time, regardless of the foregoing circumstances.
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
On September 19, 2023, the Company announced its intention to redeem all its 2028 Notes on November 14, 2023. Holders of the 2028 Notes could elect to convert their notes at any time before November 13, 2023. Each $1,000 principal amount of 2028 Notes was convertible into 2.2952 shares of MercadoLibre common stock.
This conversion rate reflected an increase of 0.0399 additional shares per $1,000 principal amount of 2028 Notes above the otherwise applicable conversion rate, which applied because the notes were called for redemption. The Company settled any conversions solely in shares of common stock, except that any fractional shares that would otherwise be deliverable were paid out in cash. The redemption price paid for any notes that were not converted was 100% of the redeemed notes’ principal amount plus accrued and unpaid interest up to, but excluding, the redemption date.
As of November 13, 2023, holders of the 2028 Notes converted $439 million principal amount of 2028 Notes into 1,007,597 shares of the Company’s common stock which MercadoLibre held as treasury stock. As of December 31, 2023, no principal amount of 2028 Notes remained outstanding. As of December 31, 2022, the principal and issuance costs of the 2028 Notes amounted to $439 million and $3 million, respectively.
The Company entered into 2028 Notes Capped Call Transactions. The 2028 Notes Capped Call Transactions were expected generally to reduce the potential dilution upon conversion of the 2028 Notes in the event that the market price of the Company’s common stock was greater than the strike price and lower than the cap price of the 2028 Notes Capped Call Transactions. In June and August 2021, the Company terminated certain of its 2028 Notes Capped Call Transactions and received as consideration $102 million in cash and 57,047 shares of common stock, and $295 million in cash and 89,978 shares of Common Stock, respectively. Cash proceeds of terminating certain of the 2028 Notes Capped Call Transactions in June and August 2021 were used to repurchase 71,175 shares and 158,413 shares of common stock, respectively. The settlement averaging period with respect to the 2028 Notes Capped Call Transactions began on June 28, 2023 and ended on August 30, 2023, and the 2028 Notes Capped Call Transactions settlement date was September 1, 2023. As a result the Company received 289,675 shares of common stock.
The following table presents the interest expense for contractual interest, the amortization of debt discount and of debt issuance costs:

	Year ended December 31,
	2023	2022	2021
	(In millions)
Contractual coupon interest expense	$7	$8	$9
Amortization of debt discount (1)	—	—	16
Amortization of debt issuance costs	—	1	—
Total interest expense related to the 2028 Notes	$7	$9	$25
(1) For the years ended December 31, 2023 and 2022 no amortization of debt discount was recorded due to the adoption of ASU 2020-06.
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
127 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The interest rates under the Credit Agreement are based on Adjusted Term SOFR (“Secured Overnight Funding Rate”) plus an interest margin of 1.25% per annum. Any loans drawn under the Credit Agreement must be repaid on or prior to March 31, 2025. The Company is also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%.
As of December 31, 2023, no amounts have been borrowed under the facility.
NOTE 18. RELATED PARTY TRANSACTIONS
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
Advisory Agreement and Shares granted
On April 8, 2022, the Company entered into an Advisory Services Agreement with Mr. Stelleo Tolda (former MercadoLibre’s Executive officer) whereby he will provide the Company with certain consulting and advisory services as an independent contractor for a three-year period for a fee of $10,000 per month. The Company also entered into a restricted stock award agreement with Mr. Tolda on April 8, 2022, whereby the Company awarded Mr. Tolda a grant of 5,051 shares of restricted stock under the Amended and Restated 2009 Equity Compensation Plan. One-fifth of the restricted stock award vests on each of the five anniversaries of the grant date, subject to Mr. Tolda’s continued compliance with the restrictive covenants set forth in the agreement. As of December 31, 2023, Mr. Tolda continues to comply with the aforementioned restrictive covenants.
128 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

NOTE 19. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present certain consolidated quarterly financial information for each of the last twelve quarters for the years ended December 31, 2023, 2022 and 2021:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except for share data)
2023
Net Revenues	$3,037	$3,415	$3,760	$4,261
Gross profit	1,536	1,720	1,995	1,955
Net Income	201	262	359	165
Net Income per share-basic	4.01	5.22	7.18	3.26
Net Income per share-diluted	3.97	5.16	7.16	3.25
Weighted average shares
Basic	50,245,073	50,162,687	50,008,320	50,631,669
Diluted	51,235,341	51,152,955	50,209,439	50,697,515

2022
Net Revenues	$2,248	$2,597	$2,690	$3,002
Gross profit	1,073	1,284	1,348	1,458
Net Income	65	123	129	165
Net Income per share-basic	1.30	2.43	2.57	3.28
Net Income per share-diluted	1.30	2.43	2.56	3.25
Weighted average shares
Basic	50,408,754	50,364,529	50,325,075	50,284,640
Diluted	50,408,754	50,364,529	51,315,343	51,274,909

2021
Net Revenues	$1,378	$1,703	$1,858	$2,130
Gross profit	591	754	807	853
Net (loss) Income	(34)	68	95	(46)
Net (loss) Income per share-basic	(0.68)	1.37	1.92	(0.92)
Net (loss) Income per share-diluted	(0.68)	1.37	1.92	(0.92)
Weighted average shares
Basic	49,867,625	49,822,272	49,597,157	49,926,533
Diluted	49,867,625	49,822,272	49,597,157	49,926,533
NOTE 20. CASH DIVIDEND DISTRIBUTION
After reviewing the Company’s capital allocation process the board of directors has concluded that it has multiple investment opportunities that can generate greater return to shareholders through investing capital into the business over a dividend policy. Consequently, the board of directors suspended the payment of dividend to shareholders as from the first quarter of 2018.
129 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

NOTE 21. SECURITIZATION TRANSACTIONS
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

130 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following table summarizes the Company’s collateralized debt under securitization transactions, as of December 31, 2023:

SPEs	Collateralized debt as of December 31, 2023	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	$208	CDI + 2.50%	Brazilian Reais	May 2025
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	17	CDI + 3.50%	Brazilian Reais	August 2025
Olimpia Fundo de Investimento Em Direitos Creditórios	104	CDI + 1.25%	Brazilian Reais	November 2024
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	151	CDI + 2.35%	Brazilian Reais	January 2030
Seller Fundo De Investimento Em Direitos Creditórios	208	CDI + 1.60%	Brazilian Reais	March 2026
Seller Fundo De Investimento Em Direitos Creditórios	104	CDI + 1.80%	Brazilian Reais	May 2026
Seller Fundo De Investimento Em Direitos Creditórios	42	CDI + 1.40%	Brazilian Reais	September 2026
Seller Fundo De Investimento Em Direitos Creditórios	21	CDI + 1.60%	Brazilian Reais	November 2026
Mercado Crédito Consumo XIX	1	Badlar rates plus 200 basis points with a min 60% and a max 92%	Argentine Pesos	February 2024
Mercado Crédito Consumo XX	5	Badlar rates plus 200 basis points with a min 60% and a max 92%	Argentine Pesos	March 2024
Mercado Crédito Consumo XXI	7	Badlar rates plus 200 basis points with a min 80% and a max 120%	Argentine Pesos	June 2024
Mercado Crédito Consumo XXII	8	Badlar rates plus 200 basis points with a min 80% and a max 120%	Argentine Pesos	June 2024
Mercado Crédito Consumo XXIII	8	Badlar rates plus 200 basis points with a min 80% and a max 120%	Argentine Pesos	August 2024
Mercado Crédito Consumo XXIV	8	Badlar rates plus 200 basis points with a min 100% and a max 140%	Argentine Pesos	October 2024
Mercado Crédito Consumo XXV	9	Badlar rates plus 200 basis points with a min 100% and a max 150%	Argentine Pesos	November 2024
Mercado Crédito Consumo XXVI	9	Badlar rates plus 200 basis points with a min 100% and a max 160%	Argentine Pesos	November 2024
Mercado Crédito Consumo XXVII	9	Badlar rates plus 200 basis points with a min 100% and a max 180%	Argentine Pesos	March 2025
Mercado Crédito XIX	6	Badlar rates plus 200 basis points with a min 100% and a max 140%	Argentine Pesos	August 2024
Mercado Crédito XX	4	Badlar rates plus 200 basis points with a min 100% and a max 170%	Argentine Pesos	December 2024
Fideicomiso de administración y fuente de pago CIB/3756	247	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.35%	Mexican Pesos	August 2026
Fideicomiso de administración y fuente de pago CIB/3369	30	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 7.0%	Mexican Pesos	April 2025
Fideicomiso de administración y fuente de pago CIB/3369	269	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.0%	Mexican Pesos	April 2025
	$1,475
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
131 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The assets and liabilities of the SPEs are included in the Company’s audited consolidated financial statements as of December 31, 2023 and 2022, as follows:

	December 31,
	2023	2022
Assets	(In millions)
Current assets:
Restricted cash and cash equivalents	$355	$459
Credit card receivables and other means of payments, net	105	317
Loans receivable, net	1,198	799
Total current assets	1,658	1,575
Non-current assets:
Long-term investments	23	21
Loans receivable, net	27	24
Total non-current assets	50	45
Total assets	$1,708	$1,620
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$—	$4
Loans payable and other financial liabilities	693	535
Other liabilities	1	1
Total current liabilities	694	540
Non-current liabilities:
Loans payable and other financial liabilities	782	703
Total non-current liabilities	782	703
Total liabilities	$1,476	$1,243
NOTE 22. EQUITY OFFERING
On November 18, 2021, the Company closed a public equity offering of $1,550 million of common stock at a public offering price of $1,550 per share (the “Offering”). Pursuant to the Offering, the Company issued 1,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”). The Company raised funds in the amount of $1,520 million net of issuance costs paid.
132 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 23. LEASES
The Company leases certain fulfillment, cross-docking and service centers, office space, aircraft, aircraft hangars, machines and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2023	2022
Operating Leases	(In millions)
Operating lease right-of-use assets	$899	$656

Operating lease liabilities	$838	$656

Finance Leases
Property and equipment, at cost	183	87
Accumulated depreciation	(50)	(31)
Property and equipment, net	$133	$56

Finance lease liabilities	$131	$51
The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases as of December 31, 2023:

	Year Ended December 31,
	2023	2022
Weighted average remaining lease term
Operating leases	8 Years	8 Years
Finance leases	3 Years	3 Years

Weighted average discount rate (1)
Operating leases	9%	10%
Finance leases	34%	16%
(1) Includes discount rates of leases in local currency and U.S dollar.
The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Operating lease cost	$173	$128	$80

Finance lease cost:
Depreciation of property and equipment	22	18	9
Interest on lease liabilities	13	8	5
Total finance lease cost	$35	$26	$14

Variable lease cost (1)	$35	$17	$13
(1) Variable lease payments are expensed as incurred and include charges such as flight hours above minimum, fuel, among others.
133 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:	(In millions)
Operating cash flows from operating leases	$168	$117	$71
Financing cash flows from finance leases	33	20	17

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$314	$317	$229
Finance leases	99	18	37
The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending December 31, 2023	Operating Leases	Finance Leases
	(In millions)
One year or less	$190	$52
One year to two years	184	47
Two years to three years	153	38
Three years to four years	130	27
Four years to five years	119	9
Thereafter	404	—
Total lease payments	$1,180	$173
Less imputed interest	(342)	(42)
Total	$838	$131
NOTE 24. DERIVATIVE INSTRUMENTS
Cash flow hedges
As of December 31, 2023, the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Real. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the consolidated statements of income in the “Cost of net revenues” line item, in the same period the forecasted transaction affects earnings. As of December 31, 2023, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive loss will be reclassified into the consolidated statements of income within the next 12 months.
In addition, the Company has entered into swap contracts to hedge the interest rate fluctuation of its financial debt held by one of its Brazilian subsidiaries. The Company designated the swap contracts as cash flow hedges. The derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the consolidated statements of income in the “Interest expense and other financial losses” line item within the next 12 months.
Fair value hedges
The Company has entered into swap contracts to hedge the interest rate and the foreign currency exposure of its fixed-rate, foreign currency financial debt held by its Brazilian subsidiaries. The Company designated the swap contracts as fair value hedges. The derivatives’ gain or loss is reported in the consolidated statements of income in the same line items as the change in the value of the financial debt due to the hedged risks. Since the terms of the interest rate swaps match the terms of the hedged debts, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the hedged debts attributable to changes in interest rates. Accordingly, the net impact in current earnings is that the interest expense associated with the hedged debts is recorded at the floating rate.
134 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Net investment hedge
The Company used cross currency swap contracts, to reduce the foreign currency exchange risk related to its investment in its Brazilian foreign subsidiaries and the interest rate risk. This derivative was designated as a net investment hedge and, accordingly, gains and losses are reported as a component of accumulated other comprehensive loss. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the consolidated statements of income in the “Interest expense and other financial losses” and “Foreign currency losses, net” line items, in the same period that the interest expense affects earnings.
Derivative instruments not designated as hedging instruments
As of December 31, 2023, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian subsidiaries, whose functional currencies are the Brazilian Real. These transactions were not designated as hedges for accounting purposes.
In addition, the Company entered into full cross currency swap contracts to hedge the interest rate fluctuation and foreign currency fluctuations of its financial debt nominated in U.S. dollars held by its Brazilian subsidiaries. These transactions were not designated as hedges for accounting purposes.
Finally, as of December 31, 2023, the Company entered into swap contracts to hedge the interest rate fluctuation of certain portion of its financial debt in its Brazilian subsidiaries and VIEs. These transactions were not designated as hedges for accounting purposes.
The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of December 31,
	2023	2022
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$91	$109
Interest rate swap contracts	—	229
Cross currency swap contracts	244	133

Not designated as hedging instrument
Foreign exchange contracts	16	110
Interest rate swap contracts	245	480
Derivative instruments contracts
The fair values of the Company’s outstanding derivative instruments as of December 31, 2023 and December 31, 2022 were as follows:

Derivative Instruments	Balance sheet location	December 31,
		2023	2022
		(In millions)
Foreign exchange contracts designated as cash flow hedges	Other current assets	$—	$1
Cross currency swap contracts designated as fair value hedge	Other current assets	1	—
Interest rate swap contracts not designated as hedging instruments	Other non-current assets	22	—
Cross currency swap contracts designated as net investment hedge	Other current liabilities	6	2
Interest rate swap contracts designated as cash flow hedges	Other current liabilities	—	8
Cross currency swap contracts designated as fair value hedge	Other current liabilities	4	2
Interest rate swap contracts not designated as hedging instruments	Other current liabilities	7	1
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	1	2
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	3	2
Interest rate swap contracts not designated as hedging instruments	Other non-current liabilities	10	6
Cross currency swap contracts designated as net investment hedge	Other non-current liabilities	—	1
135 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The effects of derivative contracts designated as hedging instruments on the consolidated statements of comprehensive income as of December 31, 2023 and December 2022 were as follows:

	December 31, 2022	Amount of gain (loss) recognized in other comprehensive income	Amount of (gain) loss reclassified from accumulated other comprehensive loss	December 31, 2023
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(2)	$(12)	$10	$(4)
Interest swap contracts designated as cash flow hedges	(2)	8	(6)	—
Cross currency swap contracts designated as net investment hedge	(1)	(9)	7	(3)
	$(5)	$(13)	$11	$(7)
The effect of the Company’s fair value hedge relationships on the consolidated statements of income for the years ended December 31, 2023 and 2022 was a loss of $19 million and a loss of less than $1 million, respectively, and affected interest expense and other financial losses and foreign exchange losses, net (there were no fair value hedge relationships during the year ended December 31, 2021).
The carrying amount of the hedged items for fair value hedges included in the “Loans payable and other financial liabilities” line item of the consolidated balance sheets as of December 31, 2023 and 2022 are $216 million and $59 million, respectively.
The effect of the Company’s fair value hedge relationships on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of December 31, 2023 and 2022 are $1 million and less than $1 million, respectively (there were no fair value hedge relationships during the year ended December 31, 2021).
The effects of derivative contracts not designated as hedging instruments on the consolidated statements of income during the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Foreign exchange contracts not designated as hedging instruments recognized in Foreign currency losses, net	$(11)	$(10)	$(2)
Currency swap contracts not designated as hedging instruments recognized in Foreign currency losses, net	—	(29)	2
Interest rate contracts not designated as hedging instruments recognized in Interest expense and other financial losses	2	(7)	—
	$(9)	$(46)	$—
136 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

NOTE 25. SHARE REPURCHASE PROGRAM
On February 21, 2023, the Board authorized the Company to repurchase shares of the Company’s common stock, for an aggregate consideration of up to $900 million to expire on March 31, 2024. As of December 31, 2023, the estimated remaining balance available for share repurchases under this Program was $157 million.
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
As of December 31, 2023, the Company had acquired 278,917 shares under the aforementioned share repurchase program.
From time to time, the Company acquires shares of its own common stock in the Argentine market and pays for them in Argentine Pesos at a price that reflects the additional cost of accessing U.S. dollars through securities denominated in U.S. dollars, because of restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate in Argentina (See Note 2 – Summary of significant accounting policies – Argentine currency status and macroeconomic outlook of these audited consolidated financial statements). As a result, the Company recognized foreign currency losses of $386 million, $141 million and $90 million for the years ended December 31, 2023, 2022 and 2021, respectively.
137 | MercadoLibre, Inc.