Form 10-Q
period 2024-03-31
MERCADOLIBRE INC
filed 2024-05-03
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 001-33647
___________________________________________________________________________________________________
MercadoLibre, Inc.
(Exact name of Registrant as specified in its Charter)
___________________________________________________________________________________________________

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
___________________________________________________________________________________________________
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
50,697,442 shares of the issuer’s common stock, $0.001 par value, outstanding as of May 2, 2024.

MERCADOLIBRE, INC.

MercadoLibre, Inc. - Interim Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023
(In millions of U.S. dollars, except par value) (Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,579	$2,556
Restricted cash and cash equivalents	1,239	1,292
Short-term investments	3,671	3,480
Accounts receivable, net	170	156
Credit card receivables and other means of payments, net	3,962	3,632
Loans receivable, net of allowances of $1,197 and $1,042	3,119	2,629
Inventories	223	238
Customer crypto-assets safeguarding assets	71	34
Other assets	471	277
Total current assets	15,505	14,294
Non-current assets:
Long-term investments	249	162
Loans receivable, net of allowances of $46 and $42	86	65
Property and equipment, net	1,260	1,250
Operating lease right-of-use assets	872	899
Goodwill	158	163
Intangible assets, net	12	11
Intangible assets at fair value	40	24
Deferred tax assets	810	710
Other assets	70	68
Total non-current assets	3,557	3,352
Total assets	$19,062	$17,646
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,203	$2,117
Funds payable to customers	5,059	4,475
Amounts payable due to credit and debit card transactions	1,329	1,072
Salaries and social security payable	531	545
Taxes payable	500	477
Loans payable and other financial liabilities	2,246	2,292
Operating lease liabilities	163	166
Customer crypto-assets safeguarding liabilities	71	34
Other liabilities	154	119
Total current liabilities	12,256	11,297
Non-current liabilities:
Amounts payable due to credit and debit card transactions	23	20
Loans payable and other financial liabilities	2,224	2,203
Operating lease liabilities	653	672
Deferred tax liabilities	226	183
Other liabilities	290	200
Total non-current liabilities	3,416	3,278
Total liabilities	$15,672	$14,575
Commitments and contingencies (Note 11)
Equity
Common stock, $0.001 par value, 110,000,000 shares authorized, 50,697,442 shares issued and outstanding	$—	$—
Additional paid-in capital	1,770	1,770
Treasury stock	(310)	(310)
Retained earnings	2,245	1,901
Accumulated other comprehensive loss	(315)	(290)
Total equity	3,390	3,071
Total liabilities and equity	$19,062	$17,646
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
1 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Income
For the three-month periods ended March 31, 2024 and 2023
(In millions of U.S. dollars, except for share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023 (1)
Net service revenues and financial income	$3,955	$2,912
Net product revenues	378	274
Net revenues and financial income	4,333	3,186
Cost of net revenues and financial expenses	(2,309)	(1,572)
Gross profit	2,024	1,614
Operating expenses:
Product and technology development	(458)	(381)
Sales and marketing	(478)	(383)
Provision for doubtful accounts	(374)	(252)
General and administrative	(186)	(180)
Total operating expenses	(1,496)	(1,196)
Income from operations	528	418

Other income (expenses):
Interest income and other financial gains	25	23
Interest expense and other financial losses	(38)	(34)
Foreign currency losses, net	(34)	(87)
Net income before income tax expense and equity in earnings of unconsolidated entity	481	320

Income tax expense	(137)	(122)
Equity in earnings of unconsolidated entity	—	3
Net income	$344	$201
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results.

	Three Months Ended March 31,
	2024	2023
Basic earning per share
Basic net income available to shareholders per common share	$6.78	$4.01
Weighted average of outstanding common shares	50,697,442	50,245,073
Diluted earning per share
Diluted net income available to shareholders per common share	$6.78	$3.97
Weighted average of outstanding common shares	50,697,442	51,235,341
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
2 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Comprehensive Income
For the three-month periods ended March 31, 2024 and 2023
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$344	$201
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(28)	77
Unrealized gains (losses) on hedging activities	2	(7)
Tax (expense) benefit on unrealized gains (losses) on hedging activities	(1)	2
Less: Reclassification adjustment for losses on hedging activities included in cost of net revenues and financial expenses, interest expense and other financial losses and foreign currency losses, net	(3)	(2)
Less: Reclassification adjustment for estimated tax benefit on unrealized losses	1	1
Total other comprehensive (loss) income, net of income tax	(25)	73
Total comprehensive income	$319	$274
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
3 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Equity
For the three-month periods ended March 31, 2024 and 2023
(In millions of U.S. dollars)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury Stock (1)	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2023	50	$—	$1,770	$(310)	$1,901	$(290)	$3,071
Net income	—	—	—	—	344	—	344
Other comprehensive loss	—	—	—	—	—	(25)	(25)
Balance as of March 31, 2024	50	$—	$1,770	$(310)	$2,245	$(315)	$3,390
(1) As of March 31, 2024, the Company held 224,945 shares as treasury stock.

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2022	50	$—	$2,309	$(931)	$913	$(464)	$1,827
Common Stock repurchased	—	—	—	(61)	—	—	(61)
Net income	—	—	—	—	201	—	201
Other comprehensive income	—	—	—	—	—	73	73
Balance as of March 31, 2023	50	$—	$2,309	$(992)	$1,114	$(391)	$2,040

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
4 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2024 and 2023
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operations:
Net income	$344	$201
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entity	—	(3)
Unrealized foreign currency losses, net	9	117
Depreciation and amortization	154	126
Accrued interest income	(83)	(72)
Non cash interest expense and amortization of debt issuance costs and other charges	48	52
Provision for doubtful accounts	374	252
Results on derivative instruments	1	11
Long term retention program (“LTRP”) accrued compensation	68	47
Results on digital assets at fair value	(16)	—
Deferred income taxes	(65)	8
Changes in assets and liabilities:
Accounts receivable	(22)	(12)
Credit card receivables and other means of payments	(403)	165
Inventories	11	(39)
Other assets	(202)	(16)
Payables and accrued expenses	81	107
Funds payable to customers	727	(242)
Amounts payable due to credit and debit card transactions	292	63
Other liabilities	109	39
Interest received from investments	85	55
Net cash provided by operating activities	1,512	859
Cash flows from investing activities:
Purchases of investments	(4,095)	(5,124)
Proceeds from sale and maturity of investments	3,728	5,104
Payments from settlements of derivative instruments	(5)	(8)
Purchases of intangibles assets	(2)	—
Changes in loans receivable, net	(946)	(421)
Investments of property and equipment	(146)	(89)
Net cash used in investing activities	(1,466)	(538)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	3,519	5,977
Payments on loans payable and other financing liabilities	(3,506)	(6,022)
Payments of finance lease liabilities	(13)	(6)
Common Stock repurchased	—	(61)
Net cash used in financing activities	—	(112)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(76)	(48)
Net (decrease) increase in cash, cash equivalents, restricted cash and cash equivalents	(30)	161
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	3,848	3,363
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$3,818	$3,524
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
5 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2024 and 2023
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Non-cash transactions:
Right-of-use assets obtained under operating leases	$12	$42
Property and equipment obtained under finance leases	6	11
6 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 1. NATURE OF BUSINESS
MercadoLibre, Inc. (“MercadoLibre” and together with its consolidated entities, the “Company”) was incorporated in the state of Delaware, in the United States of America, in October 1999. MercadoLibre is the largest online commerce ecosystem in Latin America, serving as an integrated regional platform and as a provider of necessary digital and technology tools that allow businesses and individuals to trade products and services in the region.
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
As of March 31, 2024, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its fintech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador, and extends loans through Mercado Credito in Argentina, Brazil, Mexico and Chile. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile, Uruguay, Peru and Ecuador.
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
Substantially all net revenues and financial income, cost of net revenues and financial expenses and operating expenses, are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill and operating lease right-of-use assets located in the foreign jurisdictions totaled $2,297 million and $2,321 million as of March 31, 2024 and December 31, 2023, respectively.
These unaudited interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of March 31, 2024 and December 31, 2023. These unaudited interim condensed consolidated financial statements include the Company’s consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2024 and 2023. These unaudited interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.
Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) (the “Company’s 2023 10-K”). The Company has evaluated all subsequent events through the date these unaudited interim condensed consolidated financial statements were issued. The interim condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see Note 2 to the financial statements in the Company’s 2023 10-K. During the three-month period ended March 31, 2024, there were no material updates made to the Company’s significant accounting policies. For information regarding the change in the presentation of the statements of income, please refer to section “Change in the presentation of certain financial results and reclassification of prior year results” of Note 2 – Summary of significant accounting policies of these unaudited interim condensed consolidated financial statements.
Change in the presentation of certain financial results and reclassification of prior year results
Change in the presentation of certain financial results
Mercado Pago Fintech platform operations have significantly evolved during the last several years, not only because of the increase in the volume of transactions but also as a result of transitioning from being a non-regulated business to a regulated business, subject to the oversight of central banks and other regulators in the various countries in which the Company operates (refer to Note 3 – Fintech Regulations to the consolidated financial statements in the Company’s 2023 10-K for further details).
Many of the regulations to which the Company is subject require that the Company, among other things, maintain liquidity reserves to guarantee the funds on users’ account balances in their Mercado Pago digital accounts. Depending on the country, these reserves can be partially or totally invested. During the last several years, these new regulations, coupled with the increase in the volume of transactions, have led the Company to view interest income and other financial gains from investments of these liquidity reserves as part of the Company’s operations.
7 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Furthermore, the evolution of Mercado Pago’s activities themselves has resulted in the Company managing a significant volume of cash, cash equivalents and investments. This is due to an increase in users’ account balances in their Mercado Pago digital account managed by the Company, and an increase in the level of the Company’s indebtedness to finance those operations. As a result, Mercado Pago’s available cash, together with the financing activities, have generated a significant volume of interest income and other financial gains and interest expenses and other financial losses, respectively.
The Company believes that these regulatory trends and related activities will continue and, therefore, with the goal of creating a better measure of the performance of the Company, the Company decided to reclassify and present certain financial results from “Other income (expenses)” to “Net revenues and financial income” and “Cost of net revenues and financial expenses,” in the statement of income, starting January 1, 2024 and for all prior periods presented.
The reclassified financial results are related to activities that are needed or mandatory for Mercado Pago’s operations, and consist of:
■interest income derived from investments, cash and cash equivalents, generated as part of the treasury strategy of the fintech business and because of the different regulations that require liquidity reserves, net of sales taxes;
■interest expense and other financing costs generated by the different sources of funding of the fintech activities; and
■gains and losses of derivatives hedging risks related to Mercado Pago’s activities.
Reclassification of prior year results
According to the Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, the Company should present in a consistent manner all periods presented within the accompanying unaudited interim condensed consolidated financial statements. Therefore, prior period balances have been reclassified for consistency with the current presentation. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2023 10-K.
This reclassification did not have an impact on previously reported net income, earnings per share, retained earnings or other components of equity or total equity.

8 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following tables, recast for the changes summarized above, present condensed statement of income line items affected by the revisions and reclassifications of previously reported financial statements, detailing amounts previously reported, the impact upon those line items due to reclassifications and amounts as currently revised within the financial statements:

	Three Months Ended March 31, 2023			Three Months Ended June 30, 2023	Three Months Ended September 30, 2023	Three Months Ended December 31, 2023	For the year ended December 31, 2023
	As reported	Reclassification	Recast	Recast	Recast	Recast	Recast
	(In millions)			(In millions)	(In millions)	(In millions)	(In millions)
Net service revenues and financial income	$2,763	$149	$2,912	$3,221	$3,586	$3,898	$13,617
Net product revenues	274	—	274	364	341	511	1,490
Net revenues and financial income	3,037	149	3,186	3,585	3,927	4,409	15,107
Cost of net revenues and financial expenses	(1,501)	(71)	(1,572)	(1,754)	(1,832)	(2,359)	(7,517)
Gross profit	1,536	78	1,614	1,831	2,095	2,050	7,590
Operating expenses:
Product and technology development	(381)	—	(381)	(368)	(396)	(686)	(1,831)
Sales and marketing	(383)	—	(383)	(383)	(441)	(529)	(1,736)
Provision for doubtful accounts	(252)	—	(252)	(222)	(277)	(299)	(1,050)
General and administrative	(180)	—	(180)	(189)	(196)	(201)	(766)
Total operating expenses	(1,196)	—	(1,196)	(1,162)	(1,310)	(1,715)	(5,383)
Income from operations	340	78	418	669	785	335	2,207

Other income (expenses):
Interest income and other financial gains	161	(138)	23	34	38	40	135
Interest expense and other financial losses	(94)	60	(34)	(49)	(53)	(38)	(174)
Foreign currency losses, net	(87)	—	(87)	(182)	(239)	(107)	(615)
Net income before income tax expense and equity in earnings of unconsolidated entity	320	—	320	472	531	230	1,553

Income tax expense	(122)	—	(122)	(210)	(172)	(65)	(569)
Equity in earnings of unconsolidated entity	3	—	3	—	—	—	3
Net income	$201	$—	$201	$262	$359	$165	$987

Furthermore, the following tables, recast for the changes summarized above, present net revenues per reporting segment (which have been disaggregated by similar products and services), detailing amounts previously reported, the impact upon those line items due to reclassifications and amounts as currently revised within the financial statements for the three-month period ended March 31, 2023:

	Three Months Ended March 31, 2023
As reported	Brazil	Argentina	Mexico	Other countries	Total
	(In millions)
Commerce services	$762	$224	$338	$91	$1,415
Commerce products sales	145	49	60	7	261
Total commerce revenues	907	273	398	98	1,676
Fintech services	426	287	56	43	812
Credit revenues	241	159	135	1	536
Fintech products sales	5	2	2	4	13
Total fintech revenues	672	448	193	48	1,361
Total net revenues	$1,579	$721	$591	$146	$3,037
9 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Three Months Ended March 31, 2023
Reclassification	Brazil	Argentina	Mexico	Other countries	Total
	(In millions)
Fintech services and financial income	$60	$66	$19	$4	$149
Total fintech revenues	60	66	19	4	149
Total net revenues and financial income	$60	$66	$19	$4	$149

	Three Months Ended March 31, 2023
Recast	Brazil	Argentina	Mexico	Other countries	Total
	(In millions)
Commerce services	$762	$224	$338	$91	$1,415
Commerce products sales	145	49	60	7	261
Total commerce revenues	907	273	398	98	1,676
Fintech services and financial income	486	353	75	47	961
Credit revenues	241	159	135	1	536
Fintech products sales	5	2	2	4	13
Total fintech revenues	732	514	212	52	1,510
Total net revenues and financial income	$1,639	$787	$610	$150	$3,186
Use of estimates
The preparation of these unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting and disclosures for allowance for doubtful accounts and chargeback provisions, inventories valuation reserves, recoverability of goodwill, intangible assets with indefinite useful lives and deferred tax assets, impairment of short-term and long-term investments, impairment of long-lived assets, separation of lease and non lease components for aircraft leases, asset retirement obligation, compensation costs relating to the Company’s long term retention program, fair value of customer crypto-assets safeguarding assets and liabilities, fair value of certain loans payable and other financial liabilities, fair value of loans receivable, fair value of derivative instruments, income taxes, contingencies and determination of the incremental borrowing rate at commencement date of lease operating agreements. Actual results could differ from those estimates.
Customer crypto-assets safeguarding assets and liabilities
As of March 31, 2024 and December 31, 2023, the fair value of the crypto-assets held in customers’ names by third-party service providers that the Company recognized on its consolidated balance sheets for both the crypto-asset safeguarding liability and the corresponding safeguarding asset, which are included in “Customer crypto-assets safeguarding liabilities” and “Customer crypto-assets safeguarding assets,” respectively, was $71 million and $34 million, respectively, which consisted of $41 million and $18 million of Bitcoin, $15 million and $7 million of Ether, and $15 million and $9 million of other crypto-assets, respectively.
For further information related to customer crypto-assets safeguarding assets and liabilities please refer to Note 2 to the consolidated financial statements in the Company’s 2023 10-K.
Supplier finance programs
The Company and certain financial institutions participate in a supplier finance program that enables certain of the Company’s suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in the Company’s payment policy. As of March 31, 2024 and December 31, 2023, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $368 million and $381 million, respectively.
For further information related to Supplier Finance Programs please refer to Note 2 to the consolidated financial statements in the Company’s 2023 10-K.
Revenue recognition
Revenue recognition criteria for the services provided and goods sold by the Company are described in Note 2 to the consolidated financial statements in the Company’s 2023 10-K.
10 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The aggregate gain included in “Fintech services and financial income” revenues arising from financing transactions and sales of financial assets, net of the costs recognized on sale of credit card receivables, is $365 million and $336 million for the three-month periods ended March 31, 2024 and 2023, respectively.
Revenues recognized under ASC 606, Revenue from contracts with customers, amounted to $3,099 million and $2,165 million for the three-month periods ended March 31, 2024 and 2023, respectively. Revenues not recognized under ASC 606 amounted to $1,234 million and $1,021 million for the three-month periods ended March 31, 2024 and 2023, respectively.
Contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Accounts receivable and credit card receivables and other means of payments are presented net of allowance for doubtful accounts and chargebacks of $40 million and $42 million as of March 31, 2024 and December 31, 2023, respectively. See Note 6 – Loans receivable, net of these unaudited interim condensed consolidated financial statements for information related to the allowance for doubtful accounts with respect to the Company’s loans receivable.
Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Deferred revenue as of December 31, 2023 was $29 million, of which $18 million was recognized as revenue during the three-month period ended March 31, 2024.
As of March 31, 2024, total deferred revenue recognized within current other liabilities was $38 million, mainly due to fees related to classifieds advertising services billed and loyalty programs that are expected to be recognized as revenue in the coming months.
Foreign currency translation
All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Argentina, which has used the U.S. dollar as its functional currency since July 1, 2018. Accordingly, the foreign subsidiaries with local currency as functional currency translate assets and liabilities from their local currencies into U.S. dollars by using period-end exchange rates while income and expense accounts are translated at the average monthly rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive income (loss). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the interim condensed consolidated statements of income under the caption “Foreign currency losses, net”.
Argentine currency status and macroeconomic outlook
As of July 1, 2018, the Company transitioned its Argentine operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company. Argentina’s inflation rate for the three-month periods ended March 31, 2024 and 2023 was 51.6% and 21.7%, respectively. Additionally, Argentina's average inter-annual inflation rate was 272.8%, for the three-month period ended March 31, 2024.
The Company uses Argentina’s official exchange rate to account for transactions in the Argentine segment, which as of March 31, 2024 and December 31, 2023 was 858.00 and 808.45 Argentine Pesos, respectively, against the U.S. dollar. For the three-month periods ended March 31, 2024 and 2023, Argentina’s official exchange rate against the U.S. dollar increased 6.1% and 18.0%, respectively. The average exchange rate for the three-month periods ended March 31, 2024 and 2023 was 834.46 and 192.41, respectively, resulting in an increase of 334%.
The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(In millions)
Assets	$3,931	$3,298
Liabilities	2,540	1,878
Net assets	$1,391	$1,420
11 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table provides information relating to net revenues and financial income and direct contribution (see Note 9 – Segments of these unaudited interim condensed consolidated financial statements for definition of direct contribution) for the three-month periods ended March 31, 2024 and 2023 of the Company’s Argentine subsidiaries and consolidated VIEs:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net revenues and financial income	$615	$787
Direct contribution	224	368

Argentine exchange regulations
Since the second half of 2019, the Argentine government instituted exchange controls restricting the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. An entity’s authorization request to the Central Bank of Argentina (“CBA”) to access the official exchange market to make foreign currency payments may be denied depending on the circumstances. As a result of these exchange controls, markets in Argentina developed trading mechanisms, in which an entity or individual buys U.S. dollar denominated securities in Argentina (i.e. shares, sovereign debt) using Argentine Pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as “Blue Chip Swap Rate”). The Blue Chip Swap Rate has diverged significantly from Argentina’s official exchange rate (commonly known as exchange spread). Since the increase of the Argentina’s official exchange rate in December 2023, the spread of the Blue Chip Swap has declined, being 26.5% and 20.4% as of March 31, 2024 and December 31, 2023, respectively.
As part of the exchange controls, since 2019, the Argentine government imposes a tax on the acquisition of foreign currency through the official exchange market in certain circumstances. On July 24, 2023, through the Executive Power Decree No. 377/2023, the Argentine government extended the application of this tax to the following cases: (i) certain services acquired from abroad or services rendered by foreign residents in Argentina (i.e. technical, legal, accounting, management, advertising, engineering, audiovisual services, among others), which will be subject to a 25% tax rate, (ii) freight and other transportation services for import and export of goods, which will be subject to a 7.5% tax rate; and (iii) imported goods, which will be subject to a 7.5% tax rate, with certain exemptions (such as fuels and products of the basic food basket). Later, the Decree No. 29/2023, modified the tax rate for the cases mentioned above under ii) and iii) from 7.5% to 17.5%.
Income taxes
Income taxes’ accounting policy is described in Note 2 to the consolidated financial statements in the Company’s 2023 10-K.
The Company’s consolidated estimated effective tax rate for the three-month period ended March 31, 2024 as compared to the same period in 2023, decreased from 38.1% to 28.5%, mainly as a result of (i) no foreign exchange losses recognition during the period related to the acquisition of the Company's common stock in the Argentine market, which was considered as non-deductible expense, ii) lower taxable foreign exchange gains accounted for in Argentina for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country, and (iii) higher deductions related to tax inflation adjustments in Argentina.
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
As a result, the Company recorded an income tax benefit of $1 million and $10 million during the three-month periods ended March 31, 2024 and March 31, 2023, respectively. The aggregate per share effect of the income tax benefit amounted to $0.01 and $0.19 for the three-month periods ended March 31, 2024 and 2023, respectively. Furthermore, the Company recorded a social security benefit of $17 million and $18 million during the three-month periods ended March 31, 2024 and 2023, respectively.
12 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Fair value option applied to certain financial instruments
Under ASC 825, U.S. GAAP provides an option to elect fair value with impact on the statement of income as an alternative measurement for certain financial instruments and other items on the balance sheet.
The Company has elected to measure certain financial assets at fair value with impact on the statement of income for several reasons including to avoid the mismatch generated by the recognition of certain linked instruments / transactions, separately, in the interim condensed consolidated statements of income and interim condensed consolidated statements of comprehensive income and to better reflect the financial model applied for selected instruments. The Company’s election of the fair value option applies to: i) foreign government debt securities, and ii) U.S. government debt securities.

Recently Adopted Accounting Standards
As of the date of issuance of these unaudited interim condensed consolidated financial statements there were no accounting pronouncements recently adopted by the Company.
Recently issued accounting pronouncements not yet adopted
On November 27, 2023, the FASB issued the ASU 2023-07 “Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures”. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.
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

NOTE 3. FINTECH REGULATIONS
Regulations issued by the Central Banks and other regulators of the countries where the Company operates applicable to its Fintech business are described in Note 3 to the consolidated financial statements in the Company’s 2023 10-K.
Brazil
In March 2022, the Central Bank of Brazil announced new rules for payment institutions based on their size and complexity and raised standards for required capital. The new framework, which was effective starting in July 2023 with full implementation by January 2025, will extend the application of the rule regarding proportionality of regulatory requirements (currently applicable to conglomerates of financial institutions) to financial conglomerates led by payment institutions. The new rules require a gradual increase, between 2023 and 2025, in the regulatory capital requirements applicable to the Company’s regulated Brazilian subsidiaries based on the following schedule: from July 2023 onwards, 6.75%, from January 2024 onwards, 8.75% and from January 2025 onwards, 10.50%.
On January 2, 2024, article 28 of Law 14,690 came into force, which caps the total amount that may be charged to a credit card holder in the form of interest and financial charges at the value of the original debt. The Central Bank of Brazil also defined rules on the Resolution CMN N° 5,112, clarifying the topic and defining criteria for calculating the original value of the debt in card revolving and invoice financing operations. To comply with the new regulation, Company’s subsidiaries reduced the duration of the credit card invoice financing plans since January 2024.
Argentina
On May 18, 2023, the Central Bank of Argentina (“CBA”) enacted a new regulation that established that QR Codes must be interoperable with credit card payments. This regulation is effective as from May 1, 2024.
On September 14, 2023, the CBA issued Communication “A” 7861, establishing that starting on December 1, 2023, DEBIN (debit immediate), the main and simple funding source of Mercado Pago users’ accounts, will be suspended and replaced with a pull transfer method that requires the consent of the client outside of Mercado Pago’s environment before the first use. After several extensions of the application of the Communication "A" 7861, it came into effect as from May 1, 2024.
13 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Chile
On October 12, 2022, the Chilean Congress approved the Fintech and Open-Banking Law Project, which was published on January 4, 2023, and came into effect on February 3, 2023. This law established a regulatory framework for certain technological financial services that did not have their own legal framework. These services are: (i) Alternative Transaction Systems, (ii) Crowdfunding Financing Platforms, (iii) Financial Instrument Intermediation, (iv) Order Routing, (v) Credit Advisory, and (vi) Investment Advisory. Pursuant to this law, Mercado Pago Crypto S.A. shall file a license request with the Commission for the Financial Market (“CMF” according to its Spanish acronym) in order to continue offering Order Routing services through the “buy, hold and sell” product launched in 2023 in collaboration with Ripio Chile SpA. The rules governing the specifics of this filing and the license that CMF must grant, were issued on January 12, 2024, giving Mercado Pago Crypto S.A. until February 3, 2025 to file the license request. In addition, an Open Finance System is created to allow financial service providers to exchange customer financial information.
On April 8, 2024, the Cybersecurity Law was published. Although Mercado Pago Chilean entities already comply with the law’s main obligations as a result of being regulated entities, as a result of this new law, such entities will be subject to a new regulator and must comply with certain reporting requirements for cyber security incidents. We expect that the Mercado Pago Chilean entities will be required to comply with these new reporting requirements sometime during 2025 or 2026.
Colombia
In June 2023, MercadoPago S.A. Compañía de Financiamiento obtained a license to operate as a financial institution in Colombia, and therefore is able to offer credits, digital accounts, investments and prepaid cards. On April 22, 2024, MercadoPago S.A. Compañía de Financiamiento started operations offering, for the moment, the “Ordinary Deposit” product only and is subject to minimum capital, reporting, consumer protection and risk management requirements.
Uruguay
On April 12, 2024, MercadoPago Uruguay S.R.L. initiated a process with the Central Bank of Uruguay (“BCU”) to be authorized to act as a payment acquirer with transfers, as an activity related to electronic money issuances, in compliance with new regulations that came into effect on March 1, 2024.
On April 17, 2024, MercadoPago Uruguay S.R.L. was approved as a participant in the automated clearing house managed by Urutec S.A. This approval allows MercadoPago Uruguay S.R.L. to participate in the fast payment system and offer a new payment method to its users: interoperable QR transfer payments. Even though the regulator initially set June 6, 2024 as the release date for interoperable QR transfer payments, this date is currently under review.

NOTE 4. NET INCOME PER SHARE
Basic earnings per share for the Company’s common stock is computed by dividing, net income for the period by the weighted average number of common shares outstanding during the period.
In August 2018, the Company issued an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (“2028 Notes”) which were fully converted or redeemed in November 2023. The conversion of these notes was included in the calculation for diluted earnings per share utilizing the “if converted” method for the three-month period ended March 31, 2023. Accordingly, conversion of these Notes was not assumed for purposes of computing diluted earnings per share if the effect was antidilutive.
The denominator for diluted net income per share for the three-month period ended March 31, 2023 did not include any effect from the capped call transactions entered into by the Company with certain financial institutions with respect to shares of the Company’s common stock (“2028 Notes Capped Call Transactions”), which were settled on September 1, 2023, because it would have been antidilutive. See Note 13 – Loans payable and other financial liabilities to these unaudited interim condensed consolidated financial statements and Note 17 to the financial statements for the year ended December 31, 2023, contained in the Company’s 2023 10-K for more details regarding the 2028 Notes and the 2028 Notes Capped Call Transactions.
14 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Net income per share of common stock is as follows for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net income per common share (1)	$6.78	$6.78	$4.01	$3.97

Numerator (in millions):
Net income	$344	$344	$201	$201
Effect of dilutive 2028 Notes	—	—	—	2
Net income available to common stock	$344	$344	$201	$203

Denominator:
Weighted average of common stock outstanding for earnings per share	50,697,442	50,697,442	50,245,073	50,245,073
Adjustment for assumed conversions	—	—	—	990,268
Adjusted weighted average of common stock outstanding for earnings per share	50,697,442	50,697,442	50,245,073	51,235,341
(1) Figures have been calculated using non-rounded amounts.
15 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 5. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS

The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	March 31, 2024	December 31, 2023
	(In millions)
Cash in bank accounts	$1,218	$1,458
Money market	955	639
Time deposits	185	367
U.S. government debt securities	221	60
Foreign government debt securities	—	32
Total cash and cash equivalents	2,579	2,556
Securitization transactions (1)	312	355
Foreign government debt securities (Central Bank of Brazil mandatory guarantee)	—	114
Cash in bank accounts (Argentine Central Bank regulation)	390	309
Cash in bank accounts (Mexican National Banking and Securities Commission regulation)	155	91
Time deposits (Mexican National Banking and Securities Commission regulation)	278	314
Cash in bank accounts (Chilean Commission for the Financial Market regulation)	36	42
Time deposits (Chilean Commission for the Financial Market regulation)	48	54
Money market (Secured lines of credit guarantee)	12	7
Cash in bank accounts (Central Bank of Uruguay mandatory guarantee)	—	1
Time deposits (Central Bank of Uruguay mandatory guarantee)	4	1
Money market (Central Bank of Uruguay mandatory guarantee)	3	2
Foreign government debt securities (Central Bank of Uruguay mandatory guarantee)	1	2
Total restricted cash and cash equivalents	1,239	1,292
Total cash, cash equivalents, restricted cash and cash equivalents (2)	$3,818	$3,848
U.S. government debt securities	$853	$1,009
Foreign government debt securities (3)	2,745	2,451
Time deposits (4)	35	15
Corporate debt securities	38	5
Total short-term investments	$3,671	$3,480
Foreign government debt securities	$54	$56
Securitization transactions (1)	23	23
Corporate debt securities	113	25
Equity securities held at cost	59	58
Total long-term investments	$249	$162
(1) Cash, cash equivalents and investments from securitization transactions are restricted to the payment of amounts due to third-party investors.
(2) Cash, cash equivalents, restricted cash and cash equivalents as reported in the interim condensed consolidated statements of cash flows.
(3) As of March 31, 2024 and December 31, 2023, includes $2,452 million and $2,283 million, respectively, considered restricted due to the Central Bank of Brazil's mandatory guarantee. Also, as of March 31, 2024 and December 31, 2023, includes $6 million that guarantees a line of credit and is considered restricted. As of March 31, 2024, includes $5 million considered restricted due to the Central Bank of Uruguay's mandatory guarantee.
(4) As of March 31, 2024, includes $35 million of collateral as part of card scheme arrangement rules in Brazil, and is considered restricted.
16 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 6. LOANS RECEIVABLE, NET
The Company classifies loans receivable as “On-line merchant”, “Consumer”, “In-store merchant” and “Credit cards”. As of March 31, 2024 and December 31, 2023, the components of current and non-current Loans receivable, net were as follows:

	March 31, 2024
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$445	$(123)	$322
Consumer	2,014	(660)	1,354
In-store merchant	450	(166)	284
Credit cards	1,539	(294)	1,245
Total	$4,448	$(1,243)	$3,205

	December 31, 2023
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$429	$(119)	$310
Consumer	1,808	(592)	1,216
In-store merchant	332	(137)	195
Credit cards	1,209	(236)	973
Total	$3,778	$(1,084)	$2,694
The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $1,260 million and $1,102 million as of March 31, 2024 and December 31, 2023, respectively, which includes $17 million and $18 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the interim condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, the Company is exposed to off-balance sheet unused agreed loan commitments on credit cards portfolio, which expose the Company to credit risks for $1,407 million and $934 million, respectively. For the three-month periods ended March 31, 2024 and 2023, the Company recognized in Provision for doubtful accounts less than $1 million and $4 million as expected credit losses, respectively.
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

17 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The amortized cost of the loans receivable classified by the Company’s credit quality internal indicator was as follows:

	March 31, 2024	December 31, 2023
	(In millions)
1-14 days past due	$131	$99
15-30 days past due	128	92
31-60 days past due	151	114
61-90 days past due	136	103
91-120 days past due	105	111
121-150 days past due	114	97
151-180 days past due	106	82
181-210 days past due	104	76
211-240 days past due	91	74
241-270 days past due	76	69
271-300 days past due	71	59
301-330 days past due	65	74
331-360 days past due	64	66
Total past due	1,342	1,116
To become due	3,106	2,662
Total	$4,448	$3,778
As of March 31, 2024 and December 31, 2023, renegotiations represented 2.2% and 2.8% of the loans receivable portfolio, respectively.
The following tables summarize the allowance for doubtful accounts activity during the three-month periods ended March 31, 2024 and 2023:

	March 31, 2024
	On-line merchant	Consumer	In-store merchant	Credit cards	Total
	(In millions)
Balance at beginning of year	$119	$592	$137	$236	$1,084
Net charged to Net Income	31	178	60	102	371
Currency translation adjustments	(3)	(2)	(3)	(6)	(14)
Write-offs (1)	(24)	(108)	(28)	(38)	(198)
Balance at end of period	$123	$660	$166	$294	$1,243

	March 31, 2023
	On-line merchant	Consumer	In-store merchant	Credit cards	Total
	(In millions)
Balance at beginning of year	$120	$614	$145	$225	$1,104
Net charged to Net Income	28	126	29	57	240
Currency translation adjustments	4	18	2	6	30
Write-offs (1)	(28)	(119)	(35)	(51)	(233)
Balance at end of period	$124	$639	$141	$237	$1,141
(1) The Company writes off loans when customer balance becomes 360 days past due.
The decrease in write-offs for the three-month period ended March 31, 2024, compared to the same period in 2023, is mainly a consequence of better quality originations of loans receivable for the three-month period ended March 31, 2023, compared to the same period in 2022. This was partially off-set by higher originations of loans receivables for the three-month period ended March 31, 2023, compared to the same period in 2022.
18 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
Intangible assets
The composition of goodwill and intangible assets is as follows:

	March 31, 2024	December 31, 2023
	(In millions)
Goodwill	$158	$163
Intangible assets with indefinite lives
Trademarks	3	4
Amortizable intangible assets
Licenses and others	17	14
Non-compete agreements	4	4
Customer lists	12	12
Trademarks	12	12
Hubs network	4	4
Others	3	3
Total intangible assets	55	53
Accumulated amortization	(43)	(42)
Total intangible assets, net	$12	$11

Goodwill
The changes in the carrying amount of goodwill for the three-month period ended March 31, 2024 and the year ended December 31, 2023 are as follows:

	Three Months Ended March 31, 2024
	Brazil	Argentina	Mexico	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the period	$64	$10	$44	$37	$6	$2	$163
Effect of exchange rates changes	(2)	—	1	(4)	—	—	(5)
Balance, end of the period	$62	$10	$45	$33	$6	$2	$158

	Year Ended December 31, 2023
	Brazil	Argentina	Mexico	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the period	$60	$10	$39	$37	$5	$2	$153
Effect of exchange rates changes	4	—	5	—	1	—	10
Balance, end of the period	$64	$10	$44	$37	$6	$2	$163
Amortizable intangible assets
Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, hubs network, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets for the three-month periods ended March 31, 2024 and 2023 amounted to $1 million and $2 million, respectively.
19 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the remaining amortization of intangible assets (in millions) with definite useful life as of March 31, 2024:

For year to be ended December 31, 2024	$2
For year to be ended December 31, 2025	2
For year to be ended December 31, 2026	2
For year to be ended December 31, 2027	1
Thereafter	2
$9
NOTE 8. INTANGIBLE ASSETS AT FAIR VALUE
The following tables present the digital assets name, cost basis, fair value, and number of units for each significant digital asset holding as of March 31, 2024 and December 31, 2023:

Digital asset name	March 31, 2024
	Cost basis (1)	Fair value	Number of units held
	(In millions, except for number of units held)
Bitcoin	$6	$29	412.7
Ether	3	11	3,041.6

Digital asset name	December 31, 2023
	Cost basis (1)	Fair value	Number of units held
	(In millions, except for number of units held)
Bitcoin	$6	$17	412.7
Ether	3	7	3,041.6
(1) Cost basis of the digital assets is net of $21 million of impairment losses recognized prior to the adoption of ASU 2023-08.

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
Direct contribution consists of net revenues and financial income from external customers less direct costs, which include costs of net revenues and financial expenses, product and technology development expenses, sales and marketing expenses, provision for doubtful accounts and general and administrative expenses over which segment managers have direct discretionary control, such as advertising and marketing programs, customer support expenses, payroll and third-party fees. All corporate related costs have been excluded from the segment’s direct contribution.
Expenses over which segment managers do not currently have discretionary control, such as certain technology and general and administrative costs, are monitored by Management through shared cost centers and are not evaluated in the measurement of segment performance.
20 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended March 31, 2024
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues and financial income	$2,571	$615	$971	$176	$4,333
Direct costs	(2,010)	(391)	(747)	(155)	(3,303)
Direct contribution	561	224	224	21	1,030
Operating expenses and indirect costs of net revenues and financial expenses					(502)
Income from operations					528
Other income (expenses):
Interest income and other financial gains					25
Interest expense and other financial losses					(38)
Foreign currency losses, net					(34)
Net income before income tax expense and equity in earnings of unconsolidated entity					$481

	Three Months Ended March 31, 2023 (1)
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues and financial income	$1,639	$787	$610	$150	$3,186
Direct costs	(1,318)	(419)	(464)	(137)	(2,338)
Direct contribution	321	368	146	13	848
Operating expenses and indirect costs of net revenues and financial expenses					(430)
Income from operations					418
Other income (expenses):
Interest income and other financial gains					23
Interest expense and other financial losses					(34)
Foreign currency losses, net					(87)
Net income before income tax expense and equity in earnings of unconsolidated entity					$320
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results.

21 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes net revenues and financial income per reporting segment, which have been disaggregated by similar products and services for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	Brazil		Argentina		Mexico		Other Countries		Total
	2024	2023 (1)	2024	2023 (1)	2024	2023 (1)	2024	2023 (1)	2024	2023 (1)
	(In millions)
Commerce services (2)	$1,313	$762	$176	$224	$531	$338	$108	$91	$2,128	$1,415
Commerce products sales (3)	250	145	24	49	82	60	12	7	368	261
Total commerce revenues	1,563	907	200	273	613	398	120	98	2,496	1,676
Fintech services and financial income (4)	587	486	295	353	123	75	52	47	1,057	961
Credit revenues (5)	416	241	119	159	232	135	3	1	770	536
Fintech products sales (6)	5	5	1	2	3	2	1	4	10	13
Total fintech revenues	1,008	732	415	514	358	212	56	52	1,837	1,510
Total net revenues and financial income	$2,571	$1,639	$615	$787	$971	$610	$176	$150	$4,333	$3,186
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results.
(2) Includes final value fees and flat fees paid by sellers derived from intermediation services and related shipping and storage fees, classified fees derived from classified advertising services and ad sales.
(3) Includes revenues from inventory sales and related shipping fees.
(4) Includes revenues from commissions the Company charges for transactions off-platform derived from use of the Company’s payment solution and asset management product, revenues as a result of offering installments for the payment to its Mercado Pago users, either when the Company finances the transactions directly or when the Company sells the corresponding financial assets, interest earned on cash and investments as part of Mercado Pago activities, including those required due to fintech regulations, net of interest gains pass through our Brazilian users in connection with our asset management product, Mercado Pago credit and debit card fees and insurtech fees.
(5) Includes interest earned on loans and advances granted to merchants and consumers, and interest earned on Mercado Pago credit card transactions.
(6) Includes sales of mobile point of sales devices.
The following table summarizes the allocation of property and equipment, net based on geography:

	March 31, 2024	December 31, 2023
	(In millions)
US property and equipment, net	$2	$2
Other countries
Argentina	214	208
Brazil	590	603
Mexico	363	345
Other countries	91	92
	1,258	1,248
Total property and equipment, net	$1,260	$1,250
22 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the allocation of the operating lease right-of-use assets based on geography:

	March 31, 2024	December 31, 2023
	(In millions)
US right of use asset, net	$3	$—
Other countries
Argentina	46	51
Brazil	381	396
Mexico	376	380
Other countries	66	72
	869	899
Total right of use asset, net	$872	$899
The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31, 2024	December 31, 2023
	(In millions)
US intangible assets at fair value	40	$24
	$40	$24

Goodwill and intangible assets, net
Argentina	$13	$12
Brazil	67	68
Mexico	45	44
Other countries	45	50
	170	174
Total goodwill and intangible assets	$210	$198
23 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 10. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Balances as of March 31, 2024	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Balances as of December 31, 2023	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)
	(In millions)
Cash and Cash Equivalents:
Money Market	$955	$955	$—	$639	$639	$—
U.S. government debt securities (1)	221	221	—	60	60	—
Foreign government debt securities (1)	—	—	—	32	32	—
Restricted Cash and Cash Equivalents:
Money Market (2)	236	236	—	278	278	—
Foreign government debt securities (1)	1	1	—	116	116	—
Investments:
U.S. government debt securities (1)	853	853	—	1,009	1,009	—
Foreign government debt securities (1) (3)	2,822	2,822	—	2,530	2,530	—
Corporate debt securities	151	151	—	30	30	—
Other Assets:
Derivative Instruments	23	—	23	23	—	23
Customer crypto-assets safeguarding assets	71	—	71	34	—	34
Intangible assets at fair value	40	40	—	24	24	—
Total Assets	$5,373	$5,279	$94	$4,775	$4,718	$57
Salaries and social security payable:
Long-term retention plan	$33	$—	$33	$104	$—	$104
Other Liabilities:
Derivative Instruments	22	—	22	31	—	31
Customer crypto-assets safeguarding liabilities	71	—	71	34	—	34
Total Liabilities	$126	$—	$126	$169	$—	$169
(1) Measured at fair value with impact on the statement of income for the application of the fair value option. (See Note 2 – Summary of significant accounting policies – Fair value option applied to certain financial instruments).
(2) As of March 31, 2024 and December 31, 2023, includes $221 million and $269 million, respectively, of money market funds from securitization transactions. (See Note 5 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
(3) As of March 31, 2024 and December 31, 2023, includes $23 million and $23 million, respectively, of investments from securitization transactions that are restricted to the payment of amounts due to third-party investors. (See Note 5 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis were valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions. As of March 31, 2024 and December 31, 2023, there were no assets and liabilities measured and recorded at fair value using level 3 inputs.
There were no transfers to and from Levels 1, 2 and 3 during the three-month period ended March 31, 2024, nor during the year ended December 31, 2023.
24 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The Company’s election of the fair value option applies to: i) foreign government debt securities and ii) U.S. government debt securities. The Company recognized fair value changes, which includes the related interest income of those instruments, in net revenues and financial income if it is related to Mercado Pago’s operations (please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results) or in interest income and other financial gains if not. Such fair value changes and interest income amount to gains of $69 million and $49 million in net revenues and financial income and to $10 million and $8 million in interest income and other financial gains, for the three-month periods ended March 31, 2024 and 2023, respectively.
As of March 31, 2024 and December 31, 2023, the cost and the estimated fair value of the Company’s investment in corporate debt securities classified as available for sale amounted to $151 million and $30 million, respectively. The cost of these securities is determined under a specific identification basis. For the three-month period ended March 31, 2024, the proceeds from sales of corporate debt securities amounted to $3 million and the gross realized gains from such securities amount to less than $1 million. There were no sales of corporate debt securities during the three-month period ended March 31, 2023.
The following table summarizes the net carrying amount of the corporate debt securities classified as available for sale, classified by its contractual maturities:

	March 31, 2024	December 31, 2023
	(In millions)
One year or less	$38	$5
One year to two years	51	12
Two years to three years	23	4
Three years to four years	11	3
Four years to five years	28	6
Total available for sale investments	$151	$30
The following table summarizes the net carrying amount of the debt securities not classified as available for sale, classified by its contractual maturities or Management expectation to convert the investments into cash:

	March 31, 2024	December 31, 2023
	(In millions)
One year or less	$3,820	$3,668
One year to two years	4	4
Two years to three years	35	—
Three years to four years	31	35
Four years to five years	5	37
More than five years	2	3
	$3,897	$3,747
25 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Financial assets and liabilities not measured and recorded at fair value
The following table summarizes the estimated fair value of the financial assets and liabilities of the Company not measured at fair value as of March 31, 2024 and December 31, 2023:

	Balances as of March 31, 2024	Estimated fair value as of March 31, 2024	Balances as of December 31, 2023	Estimated fair value as of December 31, 2023
	(In millions)
Cash and cash equivalents	$1,403	$1,403	$1,825	$1,825
Restricted cash and cash equivalents	1,002	1,002	898	898
Investments	35	35	15	15
Accounts receivables, net	170	170	156	156
Credit card receivables and other means of payment, net	3,962	3,962	3,632	3,632
Loans receivable, net	3,205	3,200	2,694	2,676
Other assets	94	94	131	131
Total Assets	$9,871	$9,866	$9,351	$9,333
Accounts payable and accrued expenses	$2,203	$2,203	$2,117	$2,117
Funds payable to customers	5,059	5,059	4,475	4,475
Amounts payable due to credit and debit card transactions	1,352	1,352	1,092	1,092
Salaries and social security payable	498	498	441	441
Loans payable and other financial liabilities	4,342	4,281	4,495	4,441
Other liabilities	317	317	285	285
Total Liabilities	$13,771	$13,710	$12,905	$12,851
As of March 31, 2024 and December 31, 2023, the carrying value of the Company’s financial assets (except for loans receivable and equity securities held at cost) not measured at fair value approximated their fair value mainly because of their short-term maturity. If these financial assets were measured at fair value in the financial statements, cash and restricted cash would be classified as Level 1 (where cost and fair value are aligned) and the remaining financial assets would be classified as Level 2. The estimated fair value of the loans receivable would be classified as Level 3 based on the Company’s assumptions.
As of March 31, 2024 and December 31, 2023, the carrying value of the Company’s financial liabilities (except for 2026 Sustainability Notes and 2031 Notes) not measured at fair value approximated their fair value mainly because of their short-term maturity and the effective interest rates are not materially different from market interest rates. If these financial liabilities were measured at fair value in the financial statements, these would be classified as Level 2. As of March 31, 2024 and December 31, 2023, the estimated fair value of the 2026 Sustainability Notes would be $375 million and $375 million, respectively, and the estimated fair value of the 2026 Notes would be $585 million and $599 million, respectively, which is based on Level 2 inputs.

NOTE 11. COMMITMENTS AND CONTINGENCIES
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers it to be probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of March 31, 2024, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $112 million within non-current other liabilities to cover legal actions against the Company for which Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.
In addition, as of March 31, 2024, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible of resulting in a loss for an estimated aggregate amount up to $198 million. No loss amounts have been accrued for such reasonably possible legal actions.
For further information related to contingent liabilities please refer to Note 15 to the consolidated financial statements in the Company’s 2023 10-K.
26 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Tax Claims
Brazilian preliminary injunction against the Brazilian tax authorities (withholding income tax)
The tax claim related to the Brazilian preliminary injunction against the Brazilian tax authorities is described in Note 15 to the consolidated financial statements in the Company’s 2023 10-K. On April 3, 2024, the Superior Court of Justice decided to analyze whether the matter under consideration is capable of becoming a binding precedent. The Company will submit a petition claiming that the case is fully capable of being judged as a binding precedent. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is probable based on the technical merits of the Company’s tax position and the existence of recent adverse decisions issued by the Superior Court of Justice. For that reason, the Company has recorded a provision for the disputed amounts, which was $338 million as of March 31, 2024, and which was recorded in non-current other liabilities in the consolidated balance sheets, net of the corresponding judicial deposits for $294 million (which includes $82 million of interest income).
Interstate rate of ICMS-DIFAL on interstate sales
Interstate rate of ICMS-DIFAL on interstate sales without Complementary Law
The tax claim related to the interstate rate of ICMS-DIFAL (Imposto sobre Circulaçao de Mercadorias, Serviços de Transporte Interestadual, Intermunicipal e Comunicação on interstate sales at a differential rate) without the existence of a complementary law is described in Note 15 to the consolidated financial statements in the Company’s 2023 10-K. In March 2024, one of the cases related to the State of Santa Catarina (whose risk of losing had been considered probable), received judgment in favor of the State. The remaining cases pending as of December 31, 2023 had no updates during the three-month period ended March 31, 2024. The Company maintains a $2 million provision as of March 31, 2024 for the disputed amounts related to the 3 ongoing cases whose risk of losing is considered by Management to be probable, based on the opinion of external legal counsel.
Exclusion of ICMS tax benefits from federal taxes base
The tax claim related to the exclusion of ICMS tax benefits from the tax base of the Corporate Income Tax (“IRPJ”) and of the Social Contribution on Net Profits (“CSLL”) is described in Note 15 to the consolidated financial statements in the Company’s 2023 10-K. On April 17, 2024, the Federal Regional Court ruled in favor of the Company. The case has not yet become final and unappealable. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is not more likely than not based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts. As of March 31, 2024, the total amount under dispute was $48 million.
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
As of March 31, 2024 and December 31, 2023, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $4,649 million and $5,072 million, respectively, for which the Company recorded a provision of $9 million and $8 million, respectively.
Commitments
The Company committed to purchase cloud platform services from two U.S. suppliers based on the following terms:
1.for a total amount of $824 million, to be paid between October 1, 2021 and September 30, 2026. As of March 31, 2024, the Company had paid $461 million; and
2.for a total amount of $200 million, to be paid between September 23, 2022 and September 23, 2025. As of March 31, 2024, the Company had paid $80 million.
On April 8, 2022, the Company signed a 10-year agreement with Gol Linhas Aereas S.A. under which the Company is committed to contract a minimum amount of air logistics services for a total annual cost of $43 million (total amount once all the dedicated aircraft are in operation). Pursuant to the agreement, Gol Linhas Aereas S.A. provides logistics services in Brazil to Mercado Envios through six dedicated aircraft, all of which have already started operations as of March 31, 2024.
27 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Since October 2023, the Company signed 3-year agreements with certain shipping companies in Brazil, under which the Company is committed to contract a minimum amount of logistics services for a total cost of $66 million.
On January 10, 2024, the Company signed a 5-year agreement for the naming rights of the Complexo Pacaembu (municipal stadium of the city of São Paulo), for a total amount of $56 million. The agreement has the option to extend the term for 5 additional independent periods of 5 years each, for the same amount indexed by the Brazilian inflation rate index IPCA.

NOTE 12. LONG TERM RETENTION PROGRAM
The following table summarizes the long term retention program accrued compensation expense for the three-month periods ended March 31, 2024 and 2023, which are payable in cash according to the decisions made by the Board of Directors (the “Board”):

	Three Months Ended March 31,
	2024	2023
	(In millions)
LTRP 2018	$—	$2
LTRP 2019	7	5
LTRP 2020	7	6
LTRP 2021	7	7
LTRP 2022	12	13
LTRP 2023	22	14
LTRP 2024	13	—
Total LTRP	$68	$47
28 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 13. LOANS PAYABLE AND OTHER FINANCIAL LIABILITIES
The following tables summarize the Company’s Loans payable and other financial liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(In millions)
Loans from banks	$556	$485
Bank overdrafts	10	34
Secured lines of credit	48	39
Deposit Certificates	831	976
Commercial Notes	6	7
Finance lease obligations	36	35
Collateralized debt	737	693
2026 Sustainability Notes	2	4
2031 Notes	4	9
Other lines of credit	16	10
Current loans payable and other financial liabilities	$2,246	$2,292

Loans from banks	$56	$72
Secured lines of credit	14	17
Financial Bills	28	8
Commercial Notes	206	211
Finance lease liabilities	92	96
Collateralized debt	812	782
2026 Sustainability Notes	389	389
2031 Notes	626	626
Other lines of credit	1	2
Non-Current loans payable and other financial liabilities	$2,224	$2,203
29 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	March 31, 2024	December 31, 2023
					(In millions)
Loans from banks
Chilean Subsidiaries	Chilean Pesos	Fixed	8.52%	April 2024 - April 2025	$104	$104
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.81%	March 2025	50	—
Brazilian Subsidiary (1)	US Dollar	Fixed	5.90%	August - November 2024	219	216
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.80%	April 2024 - May 2031	9	9
Mexican Subsidiary	Mexican Pesos	Variable	TJLP + 2.20% to 3.5%	April 2024 - June 2027	164	178
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	9.13%	April 2024	62	50
Colombian Subsidiary	Colombian Pesos	Fixed	12.99%	May 2024	4	—

Bank overdrafts
Uruguayan Subsidiary	Uruguayan Pesos	—	—	—	—	13
Chilean Subsidiary	Chilean Pesos	—	—	April 2024	4	20
Argentine Subsidiaries	Argentine Pesos	—	—	April 2024	6	1

Secured lines of credit
Argentine Subsidiaries	Argentine Pesos	Fixed	76.18%	April 2024	36	29
Mexican Subsidiary	Mexican Pesos	Fixed	10.32%	April 2024 - July 2027	26	27

Financial Bills
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.95% - 1.40%	April 2025 - March 2026	28	8

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	98% to 120% of CDI	April 2024 - March 2025	739	703
Brazilian Subsidiary	Brazilian Reais	Fixed	10.07% - 14.20%	April - September 2024	52	77
Brazilian Subsidiary	Brazilian Reais	Variable	105.00% to 105.50% of CDI	April 2024	40	196

Commercial Notes
Brazilian Subsidiary	Brazilian Reais	Variable	DI + 0.88%	April 2024 - August 2027	72	78
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41%	April 2024 - August 2029	140	140

Finance lease liabilities					128	131
Collateralized debt					1,549	1,475
2026 Sustainability Notes	US Dollar	Fixed	2.375%	July 2024 - January 2026	391	393
2031 Notes	US Dollar	Fixed	3.125%	July 2024 - January 2031	630	635
Other lines of credit					17	12
					$4,470	$4,495
(1) The carrying amount includes the effect of the derivative instrument that qualified for fair value hedge accounting. See Note 16 – Derivative instruments for further detail.
See Note 14 – Securitization transactions and Note 15 – Leases to these unaudited interim condensed consolidated financial statements for details regarding the Company’s collateralized debt securitization transactions and finance lease obligations, respectively.
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
30 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

During 2023, the Company repurchased a $9 million and $70 million principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively, plus $1 million of interest accrued. The total amount paid amounted to $66 million.
For additional information regarding the 2026 Sustainability Notes and the 2031 Notes please refer to Note 17 to the audited consolidated financial statements for the year ended December 31, 2023, contained in the Company’s 2023 10-K.
2.00% Convertible Senior Notes Due 2028 (“2028 Notes”)
On September 19, 2023, the Company announced its intention to redeem all its 2028 Notes on November 14, 2023. Holders of the 2028 Notes could elect to convert their notes at any time before November 13, 2023. Each $1,000 principal amount of 2028 Notes was convertible into 2.2952 shares of MercadoLibre common stock.
On November 13, 2023, holders of the 2028 Notes converted $439 million principal amount of 2028 Notes into 1,007,597 shares of the Company’s common stock which MercadoLibre held as treasury stock. As of December 31, 2023, no principal amount of 2028 Notes remained outstanding.
For the three-month period ended March 31, 2023, the Company recognized interest expense, including the amortization of issuance costs, of $2 million.
For additional information regarding the 2028 Notes and the 2028 Notes Capped Call Transactions please refer to Note 17 to the audited consolidated financial statements for the year ended December 31, 2023, contained in the Company’s 2023 10-K.
Revolving Credit Agreement
On March 31, 2022, the Company, as borrower, and certain of its Subsidiaries, as guarantors, entered into a $400 million revolving credit agreement. For additional information regarding the Credit Agreement please refer to Note 17 to the audited consolidated financial statements for the year ended December 31, 2023, contained in the Company’s 2023 10-K.
As of March 31, 2024, no amounts have been borrowed under the facility.

NOTE 14. SECURITIZATION TRANSACTIONS
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
31 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the Company’s collateralized debt under securitization transactions, as of March 31, 2024:

SPEs	Collateralized debt as of March 31, 2024	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	$201	CDI + 2.50%	Brazilian Reais	May 2025
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	17	CDI + 3.50%	Brazilian Reais	August 2025
Olimpia Fundo de Investimento Em Direitos Creditórios	104	CDI + 1.25%	Brazilian Reais	November 2024
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	185	CDI + 2.35%	Brazilian Reais	January 2030
Seller Fundo De Investimento Em Direitos Creditórios	208	CDI + 1.60%	Brazilian Reais	March 2026
Seller Fundo De Investimento Em Direitos Creditórios	105	CDI + 1.80%	Brazilian Reais	May 2026
Seller Fundo De Investimento Em Direitos Creditórios	42	CDI + 1.40%	Brazilian Reais	September 2026
Seller Fundo De Investimento Em Direitos Creditórios	21	CDI + 1.60%	Brazilian Reais	November 2026
Mercado Crédito Consumo XXI	1	Badlar rates plus 200 basis points with a min 80% and a max 120%	Argentine Pesos	June 2024
Mercado Crédito Consumo XXII	3	Badlar rates plus 200 basis points with a min 80% and a max 120%	Argentine Pesos	June 2024
Mercado Crédito Consumo XXIII	3	Badlar rates plus 200 basis points with a min 80% and a max 120%	Argentine Pesos	August 2024
Mercado Crédito Consumo XXIV	8	Badlar rates plus 200 basis points with a min 100% and a max 140%	Argentine Pesos	October 2024
Mercado Crédito Consumo XXV	9	Badlar rates plus 200 basis points with a min 100% and a max 150%	Argentine Pesos	November 2024
Mercado Crédito Consumo XXVI	8	Badlar rates plus 200 basis points with a min 100% and a max 160%	Argentine Pesos	November 2024
Mercado Crédito Consumo XXVII	9	Badlar rates plus 200 basis points with a min 100% and a max 180%	Argentine Pesos	March 2025
Mercado Crédito Consumo XXVIII	12	Badlar rates plus 200 basis points with a min 100% and a max 190%	Argentine Pesos	April 2025
Mercado Crédito Consumo XXIX	12	Badlar rates plus 200 basis points with a min 75% and a max 155%	Argentine Pesos	March 2025
Mercado Crédito Consumo XXX	11	Badlar rates plus 200 basis points with a min 75% and a max 155%	Argentine Pesos	April 2025
Mercado Crédito Consumo XXXI (1)	15	Badlar rates plus 200 basis points with a min 45% and a max 125%	Argentine Pesos	March 2025
Mercado Crédito XIX	5	Badlar rates plus 200 basis points with a min 100% and a max 140%	Argentine Pesos	August 2024
Mercado Crédito XX	6	Badlar rates plus 200 basis points with a min 100% and a max 170%	Argentine Pesos	December 2024
Mercado Crédito XXI (1)	5	Badlar rates plus 200 basis points with a min 45% and a max 125%	Argentine Pesos	March 2025
Fideicomiso de administración y fuente de pago CIB/3756	253	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.35%	Mexican Pesos	August 2026
32 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

SPEs	Collateralized debt as of March 31, 2024	Interest rate	Currency	Maturity
Fideicomiso de administración y fuente de pago CIB/3369	31	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 7.0%	Mexican Pesos	April 2025
Fideicomiso de administración y fuente de pago CIB/3369	275	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 3.0%	Mexican Pesos	April 2025
	$1,549
(1) As of March 31, 2024, Loans payable owned by this trust were obtained through private placements. Mercado Crédito Consumo XXXI trust made a public bond offering in the Argentine stock market on April 8, 2024. Mercado Crédito XXI trust made a public bond offering in the Argentine stock market on April 11, 2024.
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
The assets and liabilities of the SPEs are included in the Company’s unaudited interim condensed consolidated financial statements as of March 31, 2024 and December 31, 2023 as follows:

	March 31, 2024	December 31, 2023
Assets	(In millions)
Current assets:
Restricted cash and cash equivalents	$312	$355
Credit card receivables and other means of payments, net	89	105
Loans receivable, net	1,309	1,198
Total current assets	1,710	1,658
Non-current assets:
Long-term investments	23	23
Loans receivable, net	37	27
Total non-current assets	60	50
Total assets	$1,770	$1,708
Liabilities
Current liabilities:
Loans payable and other financial liabilities	$737	$693
Other liabilities	1	1
Total current liabilities	738	694
Non-current liabilities:
Loans payable and other financial liabilities	812	782
Total non-current liabilities	812	782
Total liabilities	$1,550	$1,476

NOTE 15. LEASES
The Company leases certain fulfillment, cross-docking and services centers, office space, aircraft, aircraft hangars, machines, and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.
33 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Supplemental balance sheet information related to leases was as follows:

	March 31, 2024	December 31, 2023
	(In millions)
Operating Leases
Operating lease right-of-use assets	$872	$899

Operating lease liabilities	$816	$838

Finance Leases
Property and equipment, at cost	$190	$183
Accumulated depreciation	(60)	(50)
Property and equipment, net	$130	$133

Loans payable and other financial liabilities	$128	$131
The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term
Operating leases	7 Years	8 Years
Finance leases	3 Years	3 Years

Weighted average discount rate (1)
Operating leases	9%	9%
Finance leases	38%	34%
(1) Includes discount rates of leases in local currency and U.S. dollar.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Operating lease cost	$48	$42

Finance lease cost:
Depreciation of property and equipment	$10	$5
Interest on lease liabilities	4	2
Total finance lease cost	$14	$7
34 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending March 31, 2024	Operating Leases	Finance Leases
	(In millions)
One year or less	$189	$52
One year to two years	175	47
Two years to three years	143	39
Three years to four years	128	21
Four years to five years	119	6
Thereafter	368	—
Total lease payments	1,122	165
Less imputed interest	(306)	(37)
Total	$816	$128

NOTE 16. DERIVATIVE INSTRUMENTS
Cash flow hedges
As of March 31, 2024, the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOs devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Real. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the interim condensed consolidated statements of income in the “Cost of net revenues and financial expenses” line item, in the same period the forecasted transaction affects earnings. As of March 31, 2024, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive loss will be reclassified into the interim condensed consolidated statements of income within the next 12 months.
In addition, the Company has entered into swap contracts to hedge the interest rate fluctuation of its financial debt held by one of its Brazilian subsidiaries. The Company designated the swap contracts as cash flow hedges. The derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the interim condensed consolidated statements of income in the “Cost of net revenues and financial expenses” line item within the next 12 months.
Fair value hedges
The Company has entered into swap contracts to hedge the interest rate and the foreign currency exposure of its fixed-rate, foreign currency financial debt held by its Brazilian subsidiaries. The Company designated the swap contracts as fair value hedges. The derivatives’ gain or loss is reported in the interim condensed consolidated statements of income in the same line items as the change in the value of the financial debt due to the hedged risks. Since the terms of the interest rate swaps match the terms of the hedged debts, changes in the fair value of the interest rate swaps are offset by changes in the fair value of the hedged debts attributable to changes in interest rates. Accordingly, the net impact in current earnings is that the interest expense associated with the hedged debts is recorded at the floating rates.
Net investment hedge
The Company used cross currency swap contracts, to reduce the foreign currency exchange risk related to its investment in its Brazilian foreign subsidiaries and the interest rate risk. This derivative was designated as a net investment hedge and, accordingly, gains and losses are reported as a component of accumulated other comprehensive loss. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the interim condensed consolidated statements of income in the “Interest expense and other financial losses” and “Foreign currency losses, net” line items, in the same period that the interest expense affects earnings.
Derivative instruments not designated as hedging instruments
As of March 31, 2024, the Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian subsidiaries, whose functional currencies are the Brazilian Real. These transactions were not designated as hedges for accounting purposes.
35 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

In addition, the Company entered into full cross currency swap contracts to hedge the interest rate fluctuation and foreign currency fluctuations of its financial debt nominated in U.S. dollars held by its Brazilian subsidiaries. These transactions were not designated as hedges for accounting purposes.
Finally, as of March 31, 2024, the Company entered into swap contracts to hedge the interest rate fluctuation of a certain portion of its financial debt in its Brazilian subsidiaries and VIEs. These transactions were not designated as hedges for accounting purposes.
The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of
	March 31, 2024	December 31, 2023
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$95	$91
Cross currency swap contracts	229	244

Not designated as hedging instrument
Foreign exchange contracts	$4	$16
Interest rate swap contracts	230	245
Derivative instrument contracts
The fair values of the Company’s outstanding derivative instruments as of March 31, 2024 and December 31, 2023 were as follows:

Derivative instruments	Balance sheet location	March 31,	December 31,
		2024	2023
		(In millions)
Cross currency swap contracts designated as fair value hedge	Other current assets	$1	$1
Interest rate swap contracts not designated as hedging instruments	Other non-current assets	22	22
Cross currency swap contracts designated as net investment hedge	Other current liabilities	2	6
Cross currency swap contracts designated as fair value hedge	Other current liabilities	—	4
Interest rate swap contracts not designated as hedging instruments	Other current liabilities	7	7
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	—	1
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	1	3
Interest rate swap contracts not designated as hedging instruments	Other non-current liabilities	12	10

The effects of derivative contracts on the interim condensed consolidated statement of comprehensive income for the three-month periods ended March 31, 2024 and March 31, 2023 were as follows:

	December 31, 2023	Amount of gain recognized in other comprehensive loss	Amount of loss reclassified from accumulated other comprehensive loss	March 31, 2024
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(4)	$2	$1	$(1)
Cross currency swap contracts designated as net investment hedge	(3)	—	2	(1)
	$(7)	$2	$3	$(2)

36 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	December 31, 2022	Amount of gain (loss) recognized in other comprehensive income	Amount of (gain) loss reclassified from accumulated other comprehensive loss	March 31, 2023
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(2)	$(4)	$1	$(5)
Interest swap contracts designated as cash flow hedges	(2)	2	(1)	(1)
Cross currency swap contracts designated as net investment hedge	(1)	(5)	2	(4)
	$(5)	$(7)	$2	$(10)
The effect of the Company’s fair value hedge relationships on the interim condensed consolidated statements of income for the three-month period ended March 31, 2024 is a net gain of $4 million, and affected Cost of net revenues and financial expenses and foreign exchange losses, net. For the three-month period ended March 31, 2023, the Company recognized a loss of $5 million that affected Cost of net revenues and financial expenses.
The carrying amount of the hedged items for fair value hedges included in the “Loans payable and other financial liabilities” line item of the interim condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 was $219 million and $216 million, respectively.
The effect of the Company’s fair value hedge relationships on the interim condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of March 31, 2024 and December 31, 2023 is $1 million, respectively.
The effects of derivative contracts not designated as hedging instruments on the interim condensed consolidated statements of income for the three-month periods ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Foreign exchange contracts not designated as hedging instruments recognized in Foreign currency losses, net	$—	$(6)
Interest rate contracts not designated as hedging instruments recognized in Interest expense and other financial losses	(2)	2
	$(2)	$(4)

NOTE 17. SHARE REPURCHASE PROGRAM
On February 21, 2023, the Board authorized the Company to repurchase shares of the Company’s common stock, for an aggregate consideration of up to $900 million. This Program expired on March 31, 2024.
The Company acquired shares of its own common stock in the Argentine market and paid for them in Argentine Pesos at a price that reflects the additional cost of accessing U.S. dollars through securities denominated in U.S. dollars, because of restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate in Argentina (See Note 2 – Summary of significant accounting policies - Argentine currency status and macroeconomic outlook of these unaudited interim condensed consolidated financial statements). As a result, the Company recognized foreign currency losses of $56 million for the three-month period ended March 31, 2023. During the three-month periods ended March 31, 2024, the Company had not acquired any shares under the aforementioned share repurchase program.
37 | MercadoLibre, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements

Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27 A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report. Such forward looking statements include, but are not limited to, statements regarding MercadoLibre, Inc.'s expectations, objectives and progress against strategic priorities; initiatives and strategies related to our products and services; business and market outlook, opportunities, strategies and trends; impacts of foreign exchange; the potential impact of the uncertain macroeconomic and geopolitical environment on our financial results; customer demand and market expansion; our planned product and services releases and capabilities; industry growth rates; future stock repurchases; our expected tax rate and tax strategies; and the impact and result of pending legal, administrative and tax proceedings. Such forward-looking statements are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A—Risk Factors” in Part I of the Company’s 2023 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2024. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited interim condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of the Company’s 2023 10-K, as well as the factors discussed in the other reports and documents we file from time to time with the SEC.
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
■a discussion of our principal trends and results of operations for the three-month periods ended March 31, 2024 and 2023;
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
Other Information
We routinely post important information for investors on our Investor Relations website, investor.mercadolibre.com. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, public conference calls and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this report.
38 | MercadoLibre, Inc.

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
The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full experience. Sellers that opt into our logistics solutions are not only able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices, but are also eligible to access shipping subsidies to offer free or discounted shipping for many of their sales on our Marketplaces. In 2020, we launched Meli Air with a fleet of dedicated aircraft covering routes across Brazil and Mexico, with the aim of improving our delivery times. We have also developed a network of independent neighborhood stores and commercial points (known as “Meli Places”) to receive and store packages that are in transit using our integrated technology. Meli Places network allows buyers and sellers to pick-up, drop-off, or return packages with a better experience, reducing the travel distance for all parties. As of March 31, 2024, we offer our shipping solution directed towards deliveries in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay, Peru and Ecuador and we also offer free shipping to buyers in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay and Peru.
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
39 | MercadoLibre, Inc.

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
The following table sets forth the percentage of our consolidated net revenues by segment for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(% of total consolidated net revenues)	2024	2023 (1)
Brazil	59.3%	51.4%
Argentina	14.2	24.7
Mexico	22.4	19.2
Other Countries	4.1	4.7
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
The following table summarizes the changes in our net revenues by segment for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change from 2023 to 2024
	2024	2023 (1)	in Dollars	in %
	(in millions, except percentages)
Brazil	$2,571	$1,639	$932	56.9%
Argentina (2)	615	787	(172)	(21.9)
Mexico	971	610	361	59.2
Other Countries	176	150	26	17.3
Total Net Revenues	$4,333	$3,186	$1,147	36.0%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
(2) The main driver of Argentina’s net revenues and financial income decrease is explained by the increase in Argentina’s official exchange rate against the U.S. dollar from an average exchange rate of 192.41 for the three-month period ended March 31, 2023, as compared to an average exchange rate of 834.46 for the three-month period ended March 31, 2024, partially offset by an average inter-annual inflation rate in our Argentine segment of 272.8% for the three-month period ended March 31, 2024.

40 | MercadoLibre, Inc.

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies, Management estimates or accounting policies since the year ended December 31, 2023 and disclosed in the Company’s 2023 10-K, see “Critical Accounting Policies and Estimates”. For information regarding the change in the presentation of the statements of income, please refer to section “Change in the presentation of certain financial results and reclassification of prior year results” of Note 2 – Summary of significant accounting policies to our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report.
Results of operations for the three-month period ended March 31, 2024 compared to the three-month period ended March 31, 2023
The selected financial data for the three-month periods ended March 31, 2024 and 2023 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. The results of operations for the three-month period ended March 31, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024 or for any other period.

Principal trends in results of operations
Net revenues and financial income
We disaggregate revenues into four geographical reporting segments. Within each of our segments, the services we provide and the products we sell generally fall into two distinct revenue streams: “Commerce” and “Fintech”.
Revenues from Commerce transactions are mainly generated from:
■marketplace fees that include final value fees and flat fees. Final value fees represent a percentage of the sale value that is charged to the seller once an item is successfully sold and flat fees represent a fixed charge for certain transactions below a certain merchandise value;
■first party sales, which are generated when control of the good is transferred, upon delivery to our customers;
■shipping fees, which are generated when a buyer elects to receive an item through our shipping service, net of the third-party carrier costs (when we act as an agent). When the Company acts as principal, revenues derived from shipping services are recognized upon delivery of the good to the customer, and presented on a gross basis. In addition, the Company generates storage fees, which are charged to the seller for the utilization of the Company’s fulfillment facilities;
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
Fintech revenues and financial income correspond to our Mercado Pago service, which are attributable to:
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
■revenues from our asset management product;
■interest earned on investments as part of Mercado Pago activities, including those required due to fintech regulations, net of interest gains passed through to our Brazilian users in connection with our asset management product;
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
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March 31, 2024 and 2023, no single customer accounted for more than 5.0% of our net revenues and financial income.
41 | MercadoLibre, Inc.

Our Mercado Libre Marketplace is available in 18 countries (Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Venezuela (deconsolidated since December 1, 2017) and Paraguay), and Mercado Pago is available in 8 countries (Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador). Additionally, Mercado Envios is available in 8 countries (Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador). The functional currency for each country’s operations is the country’s local currency, except for Argentina, where the functional currency is the U.S. dollar due to Argentina’s status as a highly inflationary economy. Our net revenues are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. Please refer to Note 2 – Summary of significant accounting policies to our unaudited interim condensed consolidated financial statements for further detail on foreign currency translation.
Our net revenues and financial income grew during the three-month period ended March 31, 2024 as compared to the same period in 2023, boosted by the growth of our gross merchandise volume, credits business originations and an increase in the share of shipping services where we act as principal, as opposed to agent. This growth was partially offset by Argentine currency depreciation.
The continued execution of our long-term strategies in Commerce and Fintech businesses has enabled us to deliver growth in gross merchandise volume, total payment volume and net revenues, alongside record quarterly operating results and strong cash generation.
The following table summarizes our consolidated net revenues and financial income for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change from 2023 to 2024
	2024	2023 (1)	in Dollars	in %
	(in millions, except percentages)
Net revenues and financial income	$4,333	$3,186	$1,147	36.0%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
42 | MercadoLibre, Inc.

The following table summarizes our consolidated net revenues and financial income by revenue stream and geographic segment for the three-month periods ended March 31, 2024 and 2023:

Consolidated net revenues and financial income	Three Months Ended March 31,		Change from 2023 to 2024
	2024	2023 (1)	in Dollars	in %
	(in millions, except percentages)
Brazil
Commerce	$1,563	$907	$656	72.3%
Fintech	1,008	732	276	37.7
	2,571	1,639	932	56.9
Argentina
Commerce	200	273	(73)	(26.7)
Fintech	415	514	(99)	(19.3)
	615	787	(172)	(21.9)
Mexico
Commerce	613	398	215	54.0
Fintech	358	212	146	68.9
	971	610	361	59.2
Other countries
Commerce	120	98	22	22.4
Fintech	56	52	4	7.7
	176	150	26	17.3
Consolidated
Commerce	2,496	1,676	820	48.9
Fintech	1,837	1,510	327	21.7
Total	$4,333	$3,186	$1,147	36.0%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
See Note 9 – Segments of our unaudited interim condensed consolidated financial statements for further information regarding our net revenues and financial income disaggregated by similar products and services for the three-month periods ended March 31, 2024 and 2023.
Our Commerce revenues grew $820 million, or 48.9%, for the three-month period ended March 31, 2024, as compared to the same period in 2023. This increase in Commerce revenues was primarily attributable to:
■(i) an increase of $713 million in our Commerce services revenues mainly related to a 20.5% increase in gross merchandise volume, (ii) a 25.6% increase in our shipped items, and (iii) higher flat fee contributions for low gross merchandise volume transactions. Shipping carrier costs, which are netted against revenues, decreased $174 million, from $535 million for the three-month period ended March 31, 2023 to $361 million for the three-month period ended March 31, 2024, mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent; and
■an increase of $107 million in our revenues from Commerce products sales for the three-month period ended March 31, 2024, as compared to the same period in 2023, mainly in Brazil and Mexico, partially offset by Argentina, mainly due to an increase in the Argentina's official exchange rate against U.S. dollar.
Our Fintech revenues grew 21.7%, from $1,510 million for the three-month period ended March 31, 2023, to $1,837 million for the three-month period ended March 31, 2024. This increase was mainly generated by:
■an increase of $234 million in our credits revenues, mainly as a consequence of higher originations; and
■an increase of $96 million in our revenues from Fintech services and financial income, mainly related to a 34.5% increase in our total payment volume.
43 | MercadoLibre, Inc.

Brazil
Commerce revenues in Brazil increased 72.3% in the three-month period ended March 31, 2024 as compared to the same period in 2023. This increase was generated by an increase of $551 million in our Commerce services revenues and an increase of $105 million in our revenues from Commerce products sales. Fintech revenues grew by 37.7%, a $276 million increase, during the three-month period ended March 31, 2024 as compared to the same period in 2023, mainly driven by an increase of $175 million in our Credits revenues and an increase of $101 million in our revenues from Fintech services and financial income.
Argentina
The main driver of Argentina’s net revenues and financial income decrease is explained by the increase in Argentina’s official exchange rate against the U.S. dollar from an average exchange rate of 192.41 for the three-month period ended March 31, 2023, as compared to an average exchange rate of 834.46 for the three-month period ended March 31, 2024, partially offset by an average inter-annual inflation rate in our Argentine segment of 272.8% for the three-month period ended March 31, 2024. Commerce revenues decreased 26.7% in the three-month period ended March 31, 2024 as compared to the same period in 2023. This decrease was generated by a decrease of $48 million in our Commerce services revenues and a decrease of $25 million in our revenues from Commerce products sales. Fintech revenues decreased 19.3%, a $99 million decrease, during the three-month period ended March 31, 2024 as compared to the same period in 2023, mainly driven by a decrease of $58 million in our revenues from Fintech services and financial income and a decrease of $40 million in our Credits revenues.
Mexico
Commerce revenues in Mexico increased 54.0% in the three-month period ended March 31, 2024 as compared to the same period in 2023. This increase was generated by an increase of $193 million in our Commerce services revenues and an increase of $22 million in our revenues from Commerce products sales. Fintech revenues grew 68.9%, a $146 million increase, during the three-month period ended March 31, 2024 as compared to the same period in 2023, mainly driven by an increase of $97 million in our Credits revenues and an increase of $48 million in our revenues from Fintech services and financial income.
The following table sets forth our total net revenues and financial income and the sequential quarterly variation of these net revenues and financial income for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in millions, except percentages)
2024
Net revenues and financial income	$4,333	n/a	n/a	n/a
Percent change from prior quarter	(2)%
2023 (1)
Net revenues and financial income	$3,186	$3,585	$3,927	$4,409
Percent change from prior quarter	2%	13%	10%	12%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.

44 | MercadoLibre, Inc.

The following table sets forth the growth in net revenues and financial income in local currencies, for the three-month period ended March 31, 2024 as compared to the same period in 2023:

Change from 2023 to 2024
(% of revenue growth in Local Currency) (1)	Three-month period
Brazil	49.5%
Argentina (2)	238.6
Mexico	45.1
Other countries	24.7
Total consolidated	94.2%
(1) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2023 and applying them to the corresponding months in 2024, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.
(2) Average inter-annual increase of Argentina’s official exchange rate against U.S. dollar for the three-month period ended March 31, 2024 was 334.2%. This effect was offset by an average inter-annual inflation rate in our Argentine segment of 272.8% for the three-month period ended March 31, 2024.
Cost of net revenues and financial expenses
Cost of net revenues and financial expenses primarily includes cost of goods sold, shipping operation costs (including warehousing costs), carrier and other operating costs, collection fees, sales taxes, funding costs related to our credits and Mercado Pago business, fraud prevention expenses, certain taxes on bank transactions, hosting and site operation fees, certain tax withholding related to export duties, compensation for customer support personnel and depreciation and amortization. The following table presents cost of net revenues and financial expenses for the periods indicated:

	Three Months Ended March 31,		Change from 2023 to 2024
	2024	2023 (1)	in Dollars	in %
	(in millions, except percentages)
Cost of net revenues and financial expenses	$2,309	$1,572	$737	46.9%
As a percentage of net revenues and financial income	53.3%	49.3%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
For the three-month period ended March 31, 2024 as compared to the same period in 2023, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $487 million increase in shipping operating and carrier costs mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent; ii) $73 million increase in collection fees, which was mainly attributable to our Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iii) $65 million increase in cost of sales of goods mainly in Brazil and Mexico, partially offset by a decrease in Argentina; iv) $59 million increase in sales taxes; v) $31 million increase in hosting and site operation fees; and vi) $20 million increase in other fintech costs mainly related to higher funding costs in connection with our credits business. This increase was partially offset by a $22 million decrease in financial expenses mainly attributable to lower levels of indebtedness and lower rates in 2024 (mainly in Brazil).
Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues and financial income, which are classified as a cost of net revenues and financial expenses. These taxes represented 7.1% of net revenues and financial income for the three-month period ended March 31, 2024, and 7.8% for the same period in 2023.
Gross profit margins
Our gross profit margin is defined as total net revenues and financial income minus total cost of net revenues and financial expenses, as a percentage of net revenues and financial income.
Our cost structure is directly affected by the level of operations of our services, and our strategic plan on gross profit is built on factors such as an ample liquidity to fund expenses and investments and a cost-effective capital structure.
For the three-month periods ended March 31, 2024 and 2023, our gross profit margins were 46.7%, and 50.7%, respectively. The decrease in our gross profit margin resulted primarily from the increase in our shipping operating and carrier costs, as a percentage of net revenues and financial income, partially offset by a decrease of our other fintech costs, collection fees, cost of sales of goods and sales tax, as a percentage of net revenues and financial income.
45 | MercadoLibre, Inc.

In the future, our gross profit margin could decline if we continue growing our sales of goods business, which has a lower pure product margin, building up our logistics network and if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues and financial income trend.
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

	Three Months Ended March 31,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(in millions, except percentages)
Product and technology development	$458	$381	$77	20.2%
As a percentage of net revenues and financial income	10.6%	12.0%
For the three-month period ended March 31, 2024, the increase in product and technology development expenses as compared to the same period in 2023 was primarily attributable to a: i) $38 million increase in salaries and wages mainly related to the increase of 17% in our product and technology development headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; ii) $23 million increase in other product and technology development expenses mainly related to certain disputed amounts regarding withholding income tax contingencies in Brazil and higher tax withholding in connection with intercompany export services billing duties; and iii) $12 million increase in depreciation and amortization expenses mainly related to capitalized information and technology assets.
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
We carry out a relevant part of our marketing efforts on the Internet. We enter into agreements with portals, search engines, social networks, ad networks and other sites in order to attract Internet users to the Mercado Libre Marketplace and convert them into registered users and active traders on our platform.
We also work intensively on attracting, developing and growing our seller community through our customer support efforts. We have dedicated professionals in most of our operations that work with sellers through trade show participation, seminars and meetings to provide them with important tools and skills to become effective sellers on our platform.
The following table presents sales and marketing expenses for the periods indicated:

	Three Months Ended March 31,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(in millions, except percentages)
Sales and marketing	$478	$383	$95	24.8%
As a percentage of net revenues and financial income	11.0%	12.0%
For the three-month period ended March 31, 2024, the increase in sales and marketing expenses as compared to the same period in 2023 was primarily attributable to a: i) $64 million increase in online and offline marketing expenses mainly in Brazil and Mexico; ii) $14 million increase in salaries and wages mainly related to the increase of 12% in our sales and marketing headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; and iii) $10 million increase in our buyer protection program expenses.

46 | MercadoLibre, Inc.

Provision for doubtful accounts
Provision for doubtful accounts consists of the current expected credit losses on our financial assets, mainly loans receivable. The following table presents provision for doubtful accounts expenses for the periods indicated:

	Three Months Ended March 31,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(in millions, except percentages)
Provision for doubtful accounts	$374	$252	$122	48.4%
As a percentage of net revenues and financial income	8.6%	7.9%
For the three-month period ended March 31, 2024, as compared to the same period in 2023, the provision for doubtful accounts increased $122 million due to the increase in originations (mainly related to credit card product) growing at 71%, and an increase of our 15-90 days non-performing loans ratio from 7.8% as of March 31, 2023 to 9.3% as of March 31, 2024.
General and administrative expenses
Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation of non-employee directors, long term retention program compensation, expenses for legal, audit and other professional services, insurance expenses, office space rental expenses, changes in the fair value of digital assets, travel and business expenses, as well as depreciation and amortization expenses. Our general and administrative expenses include the costs of the following areas: general management, finance, treasury, internal audit, administration, accounting, tax, legal and human resources. The following table presents general and administrative expenses for the periods indicated:

	Three Months Ended March 31,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(in millions, except percentages)
General and administrative	$186	$180	$6	3.3%
As a percentage of net revenues and financial income	4.3%	5.6%
For the three-month period ended March 31, 2024, the increase in general and administrative expenses as compared to the same period in 2023 was primarily attributable to a: i) $16 million increase in salaries and wages, mainly related to the increase of 9% in general and administrative headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; and ii) $3 million increase in tax and other fees. This increase was partially offset by $16 million gain related to the fair value of digital assets.
Operating income margins
Our operating income margin is defined as income from operations as a percentage of net revenues and financial income.
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
For the three-month period ended March 31, 2024, as compared to the same period in 2023, our operating income margin decreased from 13.1% to 12.2%. This decrease was mainly explained by an increase in cost of net revenues and financial expenses as a percentage of net revenues and financial income, mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent and provision of doubtful accounts, as a percentage of net revenues and financial income. This decrease was partially offset by lower salaries and wages, as a percentage of net revenues and financial income.
47 | MercadoLibre, Inc.

Other income (expenses), net
Other income (expenses), net consists primarily of interest income derived from our investments and cash equivalents, interest expense and other financial charges related to financial liabilities not related to Mercado Pago’s operations, and foreign currency gains or losses. The following table presents other income (expenses), net for the periods indicated:

	Three Months Ended March 31,		Change from 2023 to 2024
	2024	2023 (1)	in Dollars	in %
	(in millions, except percentages)
Other income (expenses), net	$(47)	$(98)	$51	(52.0)%
As a percentage of net revenues and financial income	(1.1)%	(3.1)%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.

For the three-month period ended March 31, 2024, the decrease in other expense, net as compared to the same period in 2023 was primarily attributable to foreign exchange losses that were $53 million lower than foreign exchange losses for the same period in 2023, mainly because in 2024 there were no acquisitions of our own common stock in the Argentine market at a price that reflects an additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate (refer to Note 17 – Share repurchase program of our unaudited interim condensed consolidated financial statements for further detail), and due to lower foreign exchange losses from our Argentine subsidiaries. This was partially offset by higher foreign exchange losses from our Brazilian subsidiaries and lower foreign exchange gains from our Mexican subsidiaries.

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
The following table summarizes the composition of our income taxes for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(in millions, except percentages)
Income tax expense	$137	$122	$15	12.3%
As a percentage of net revenues and financial income	3.2%	3.8%
During the three-month period ended March 31, 2024 as compared to the same period in 2023, income tax expense increased mainly as a result of higher income tax expense in Brazil and Mexico as a consequence of higher pre-tax gains in those segments in 2024. This increase was partially offset by lower income tax expense in Argentina, due to lower pre-tax gains in that segment.
The following table summarizes our estimated effective tax rates for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Effective tax rate (1)	28.5%	38.1%
(1) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

48 | MercadoLibre, Inc.

Our estimated effective tax rate for the three-month period ended March 31, 2024 decreased as compared to the same period in 2023, mainly as a result of (i) no foreign exchange losses recognition during the period related to the acquisition of our own common stock in the Argentine market, which was considered as a non-deductible expense, ii) lower taxable foreign exchange gains accounted for in Argentina for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, the Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country and (iii) higher deductions related to tax inflation adjustments in Argentina.
The following table summarizes our estimated effective tax rates for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Effective tax rate by country
Argentina	19.6%	31.2%
Brazil	14.1%	6.8%
Mexico	36.2%	40.6%
The decrease in our Argentine estimated effective income tax rate during the three-month period ended March 31, 2024, as compared to the same period in 2023, was mainly related to: (i) lower taxable foreign exchange gains accounted for local tax purposes which are not recorded for accounting purposes since, under U.S. GAAP, Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country, and (ii) higher deductions related to tax inflation adjustments.
The increase in our Brazilian estimated effective income tax rate for the three-month period ended March 31, 2024, was mainly related to a higher proportion of pre-tax results arising from entities under general income tax treatment regime over the Brazilian segment as compared to the same period in 2023.
The decrease in our Mexican estimated effective income tax rate for the three-month period ended March 31, 2024, as compared to the same period in 2023, was mainly driven by pre-tax gains in a Mexican subsidiary which has accounted for a valuation allowance on tax loss carry forward, partially offset by higher non-deductible expenses in the period compared to the same period in 2023.
Segment information

	Three Months Ended March 31, 2024
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$2,571	$615	$971	$176	$4,333
Direct costs	(2,010)	(391)	(747)	(155)	(3,303)
Direct contribution	$561	$224	$224	$21	$1,030
Margin	21.8%	36.4%	23.1%	11.9%	23.8%

	Three Months Ended March 31, 2023 (1)
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$1,639	$787	$610	$150	$3,186
Direct costs	(1,318)	(419)	(464)	(137)	(2,338)
Direct contribution	$321	$368	$146	$13	$848
Margin	19.6%	46.8%	23.9%	8.7%	26.6%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
49 | MercadoLibre, Inc.

	Change from the Three Months Ended March 31, 2023 to March 31, 2024
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income
in Dollars	$932	$(172)	$361	$26	$1,147
in %	56.9%	(21.9)%	59.2%	17.3%	36.0%
Direct costs
in Dollars	$(692)	$28	$(283)	$(18)	$(965)
in %	52.5%	(6.7)%	61.0%	13.1%	41.3%
Direct contribution
in Dollars	$240	$(144)	$78	$8	$182
in %	74.8%	(39.1)%	53.4%	61.5%	21.5%
Net revenues and financial income
Net revenues and financial income for the three-month period ended March 31, 2024 as compared to the same period in 2023 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues and financial income”.
Direct costs
Brazil
For the three-month period ended March 31, 2024, as compared to the same period in 2023, direct costs increased mainly driven by a: i) $537 million increase in cost of net revenues and financial expenses, mainly attributable to an increase in shipping operating and carrier costs mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, sales tax, cost of goods sold as a consequence of an increase in first-party sales, collection fees as a consequence of the higher transactions volume of our Mercado Pago business and hosting and site operation fees; ii) $84 million increase in provision for doubtful accounts mainly related to our credit card and consumer credits business growth; and iii) $58 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses and buyer protection program expenses.
Argentina
For the three-month period ended March 31, 2024, as compared to the same period in 2023, direct costs decreased mainly driven by: i) an $18 million decrease in cost of net revenues and financial expenses, mainly attributable to a decrease cost of goods sold and hosting expenses; and ii) a $13 million decrease in provision for doubtful accounts mainly related to lower level of originations and the increase in the Argentina's official exchange rate against U.S. dollar.
Mexico
For the three-month period ended March 31, 2024, as compared to the same period in 2023, direct costs increased mainly driven by a: i) $192 million increase in cost of net revenues and financial expenses, mainly attributable to increases in shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration, cost of goods sold as a consequence of an increase in first-party sales, other payments costs mainly related to higher funding cost related to our credits business and hosting expenses; ii) $51 million increase in provision for doubtful accounts mainly related to our credit card business growth; and iii) $30 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses.
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
We have funded Mercado Pago mainly by selling credit card receivables and through credit lines. Additionally, we have financed our Mercado Pago and Mercado Credito businesses through the securitization of credit card receivables and certain loans through SPEs created in Brazil, Mexico and Argentina. Finally, we obtained funding through our financial institution in Brazil through deposit certificates and financial bills. Refer to Note 13 – Loans payable and other financial liabilities and Note 14 – Securitization transactions of our unaudited interim condensed consolidated financial statements for further detail.
We committed to purchase cloud services for: i) a total amount of $824 million to be paid within a 5-year period starting on October 1, 2021 and ii) a total amount of $200 million to be paid within a 3-year period starting on September 23, 2022. Please refer to Note 11 – Commitments and Contingencies of our unaudited interim condensed consolidated financial statements for further detail on purchase commitments.
50 | MercadoLibre, Inc.

On April 8, 2022, we signed a 10-year agreement with Gol Linhas Aereas S.A. under which we committed to contract a minimum amount of air logistics services for a total annual cost of $43 million (total amount once all the dedicated aircraft are in operation). Pursuant to the agreement, Gol Linhas Aereas S.A. will provide logistics services in Brazil to Mercado Envios through six dedicated aircraft, all of which have already started operations as of March 31, 2024.
Since October 2023, we signed 3-year agreements with certain shipping companies in Brazil, under which we committed to contract a minimum amount of logistics services for a total cost of $66 million.
On January 10, 2024, we signed a 5-year agreement for the naming rights of the Complexo Pacaembu (municipal stadium of the city of São Paulo), for a total amount of $56 million. The agreement has the option to extend the term for 5 additional independent periods of 5 years each, for the same amount indexed by the Brazilian inflation rate index IPCA.
Additionally, we have several committed leases, mainly related to our fulfillment and service centers, which are one of the most important investments for our Mercado Envios business. In this sense, as of March 31, 2024, we have committed rental expenditures with our lessors for $1,122 million and $165 million for operating leases and finance leases, respectively. See Note 15 – Leases of our unaudited interim condensed consolidated financial statements for further detail on leases.
We and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of our suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in our payment policy. Suppliers’ voluntary inclusion of invoices in the SFP does not change our payment terms, the amounts paid or liquidity. The supplier invoices that have been confirmed as valid under the program require payment in full according to the terms established in our payment policies (between 60 and 90 days). There are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial institution. We have no economic interest in a supplier’s decision to participate in the SFP and have no financial impact in connection with the SFP. As of March 31, 2024, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $368 million, and are included in the balance sheet within accounts payable and accrued expenses line.
Finally, on March 31, 2022, we entered into a $400 million revolving credit arrangement (“the Credit Arrangement”). The interest rates under the Credit Arrangement are based on Adjusted Term SOFR plus an interest margin of 1.25% per annum. Any loans drawn under the Credit Arrangement must be repaid on or prior to March 31, 2025. We are also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%. As of March 31, 2024, no amounts had been borrowed under the facility. See Note 13 – Loans payable and other financial liabilities of our unaudited interim condensed consolidated financial statements for further detail.
As of March 31, 2024, our main source of liquidity was $3,752 million of cash and cash equivalents and short-term investments, which excludes $2,498 million investment mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists of cash generated from operations and proceeds from loans.
As of March 31, 2024, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $6,756 million, or 87.3% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our cash and cash equivalents, restricted cash and cash equivalents and investments held outside U.S. amounted to 79.3% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil, Mexico and Argentina.
The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net cash provided by (used in):
Operating activities	$1,512	$859
Investing activities	(1,466)	(538)
Financing activities	—	(112)
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(76)	(48)
Net (decrease) increase in cash and cash equivalents, restricted cash and cash equivalents	$(30)	$161
51 | MercadoLibre, Inc.

Net cash provided by operating activities

	Three Months Ended March 31,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(in millions, except percentages)
Net cash provided by:
Operating activities	$1,512	$859	$653	76.0%
Net cash provided by operating activities in the three-month period ended March 31, 2024 resulted mainly from our net income of $344 million, adjustments to net income related to non-cash items of $490 million, an increase in funds payable to customers of $727 million and in amounts payable due to credit and debit card transactions of $292 million, partially offset by an increase in credit card receivables and other means of payments of $403 million and in other assets of $202 million. The $653 million increase in the net cash provided by operating activities in the three-month period ended March 31, 2024, as compared to the same period in 2023, is mainly explained by the $143 million increase in net income and the increase of $969 million in funds payable to customers, partially offset by an increase of $568 million in funds related to credit card receivables and other means of payments, due to lower credit card receivables sales.
Net cash used in investing activities

	Three Months Ended March 31,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(in millions, except percentages)
Net cash used in:
Investing activities	$(1,466)	$(538)	$(928)	172.5%
Net cash used in investing activities in the three-month period ended March 31, 2024 resulted mainly from the use of $946 million related to changes on loans receivable due to loans granted to merchants and consumers under our Mercado Credito solution net of collections, $367 million related to the net purchases of investments and $146 million in the investment of property and equipment (mainly related to our shipping network and information technology assets in Argentina, Brazil and Mexico).
Net cash used in financing activities

	Three Months Ended March 31,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(in millions, except percentages)
Net cash used in:
Financing activities	$—	$(112)	$112	(100.0)%
For the three-month period ended March 31, 2024, our net cash in financing activities resulted primarily from $13 million provided by net loans payables and other financing liabilities and $13 million used for the payments of finance lease obligations. During the three-month period ended March 31, 2024 there were no repurchases of our common stock.
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
52 | MercadoLibre, Inc.

On September 19, 2023, we announced our intention to redeem all our 2028 Notes on November 14, 2023. Holders of the 2028 Notes could elect to convert their notes at any time before November 13, 2023. Each $1,000 principal amount of 2028 Notes was convertible into 2.2952 shares of MercadoLibre common stock. On November 13, 2023, holders of the 2028 Notes converted $439 million principal amount of 2028 Notes into 1,007,597 shares of our common stock, which we held as treasury stock. As of December 31, 2023, no principal amount of 2028 Notes remained outstanding.
Please refer to Note 13 – Loans payable and other financial liabilities to our unaudited interim condensed consolidated financial statements for additional information regarding the 2028 Notes and the related capped call transactions.
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
See Note 13 – Loans payable and other financial liabilities of our unaudited condensed consolidated financial statements for additional detail.
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
53 | MercadoLibre, Inc.

Summarized balance sheet information for the Obligor Group as of March 31, 2024 and December 31, 2023 is provided in the table below:

	March 31, 2024	December 31, 2023
	(In millions)
Current assets (1) (2)	$12,057	$11,343
Non-current assets (3)	3,490	3,032
Current liabilities (4)	10,701	9,683
Non-current liabilities	2,380	2,327
(1) Includes restricted cash and cash equivalents of $402 million and $430 million and guarantees in short-term investments of $2,493 million and $2,289 million as of March 31, 2024, and December 31, 2023, respectively.
(2) Includes Current assets from non-guarantor subsidiaries of $1,590 million and $1,405 million as of March 31, 2024, and December 31, 2023, respectively.
(3) Includes Non-current assets from non-guarantor subsidiaries of $609 million and $309 million as of March 31, 2024, and December 31, 2023, respectively.
(4) Includes Current liabilities to non-guarantor subsidiaries of $1,844 million and $1,808 million as of March 31, 2024, and December 31, 2023, respectively.

Summarized statement of income information for the Obligor Group for the three-month period ended March 31, 2024, is provided in the table below:

March 31, 2024
(In millions)
Net revenues and financial income (1)	$3,551
Gross profit (2)	1,405
Income from operations (3)	379
Net income (4)	231
(1) Includes net revenues from transactions with non-guarantor subsidiaries of $16 million for the three-month period ended March 31, 2024.
(2) Includes charges from transactions with non-guarantor subsidiaries of $219 million for the three-month period ended March 31, 2024.
(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $193 million for the three-month period ended March 31, 2024.
(4) Includes other income/ (expense), net from transactions with non-guarantor subsidiaries of $(3) million for the three-month period ended March 31, 2024.

Capital expenditures
Our capital expenditures (comprised of our investments in property and equipment (such as certain assets used in our fulfillment centers) and intangible assets (excluding digital assets)) for the three-month periods ended March 31, 2024 and 2023 amounted to $148 million and $89 million, respectively.
During the three-month period ended March 31, 2024, we invested $78 million in information and technology assets in Brazil, Argentina and Mexico, and $52 million in our Argentine, Brazilian and Mexican shipping premises and offices.
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
54 | MercadoLibre, Inc.

Other data
The following table includes nine key performance indicators, which are calculated as defined in the footnotes to the table. We continuously assess the adequacy of our key performance indicators based on the growth and ever changing nature of our business. Each of these indicators provides a different measure of the level of activity on our ecosystem, which we use to monitor the performance of the business.

	Three Months Ended March 31,
	2024	2023
	(in millions, except percentages) (1)
Fintech monthly active users (2)	49	36
Unique active buyers (3)	53	46
Gross merchandise volume (4)	$11,365	$9,434
Number of items sold (5)	385	309
Number of items shipped (6)	379	302
Total payment volume (7)	$40,727	$30,270
Acquiring total payments volume (8)	$30,579	$24,256
Total payment transactions (9)	2,418	1,555
NIMAL (10)	31.5%	30.6%
Capital expenditures	$148	$89
Depreciation and amortization	$154	$126
(1) Figures have been calculated using rounded amounts. Growth calculations based on this table may not total due to rounding.
(2) As of January 1, 2024, we have replaced “Unique Active Users” with “Fintech monthly active users” and “Unique active buyers” as our main indicators of our Fintech and Commerce revenue lines. Management believes that the significant growth of our Fintech business merits a standalone metric to more precisely measure its footprint and user base growth and to make the best strategic decisions for the development of the Fintech business. Fintech monthly active users is defined as Fintech payers and/or collectors as of March 31, 2024, that, during the last month of the reporting period, performed at least one of the following actions during such month: 1) made a debit or credit card payment, 2) made a QR code payment, 3) made an off-platform online payment using our checkout or link of payment solutions while logged in to our Mercado Pago fintech platform, 4) made an investment or employed any of our savings solutions, 5) purchased an insurance policy, 6) took out a loan through our Mercado Credito solution, or 7) received the payment from a sale or transaction either on or off marketplace.
(3) As described above, as of January 1, 2024, unique active buyers is the main performance indicator of our Commerce revenue line. Management believes that monitoring the Commerce business growth through a standalone metric enables us to better understand user behavior over each period and make strategic decisions to improve the Commerce business. Unique active buyers is defined as users that have performed at least one purchase on the Mercado Libre Marketplace during the reported period.
(4) Total U.S. dollar sum of all transactions completed through the Mercado Libre Marketplace, excluding Classifieds transactions.
(5) Number of items that were sold/purchased through the Mercado Libre Marketplace, excluding Classifieds items.
(6) Number of items that were shipped through our shipping service.
(7) Total U.S. dollar sum of all transactions paid for using Mercado Pago, including marketplace and non-marketplace transactions, excluding peer-to-peer transactions. As of January 1, 2024, we no longer include peer-to-peer transactions in our TPV in accordance with the metrics and underlying criteria used by our Mercado Pago team, which Management then employs to make strategic decisions. Consequently, total payment volume for the three-month period ended March 31, 2023, has been recast to exclude peer-to-peer transactions.
(8) As of January 1, 2024, we have replaced “Total volume of payment on marketplace” with “Acquiring total payment volume.” Total volume of payment on marketplace was limited to the total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago, and thus was a relevant and representative metric when the off-platform payment processor business was managed as a payment processor with a wallet. In light of the significant growth of our Fintech businesses and our payment processing and settling services, Management believes that Acquiring TPV, which also takes into account non-marketplace transactions paid for using Mercado Pago, results in a more representative measure of our physical and online payment processing solutions in any given period. Acquiring TPV is defined as total U.S. dollar sum of all transactions settled using our Mercado Pago and Mercado Pago's payment processing and settling services in marketplace and non-marketplace transactions and consist of the following transactions volume: 1) point of sale payment volume, 2) commerce payment volume through our Mercado Libre Marketplace, 3) online payment volume through our checkout or link payment solution for merchants, and 4) QR code payment volume.
(9) Number of all transactions paid for using Mercado Pago, excluding peer-to-peer transactions. As of January 1, 2024 we no longer include peer-to-peer transactions in our total payment transactions in accordance with the metric and understanding criteria used by our Mercado Pago team, which Management then employs to make strategic decisions. Consequently, total payment volume for the three-month period ended March 31, 2023, has been recast to exclude peer-to-per transactions.
(10) Net interest margins after losses (“NIMAL”) represents the annualized ratio between the total credits revenues less funding costs and provision for doubtful accounts for the period and total average gross loans receivable for the period. Management uses NIMAL to monitor how effectively our pricing is and managing the credit products relative to their risk and setting targets. Accordingly, Management is of the opinion that NIMAL provides useful information to investors and others related to our risk appetite through the different periods and shows how we effectively prices risk.
55 | MercadoLibre, Inc.

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
The following table presents a reconciliation of net income to Adjusted EBITDA for the period indicated:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net income	$344	$201
Adjustments:
Depreciation and amortization	154	126
Interest income and other financial gains	(25)	(23)
Interest expense and other financial losses	38	34
Foreign currency losses, net	34	87
Income tax expense	137	122
Equity in earnings of unconsolidated entity	—	(3)
Adjusted EBITDA	$682	$544

Net debt
We define net debt as total debt which includes current and non-current loans payable and other financial liabilities and current and non-current operating lease liabilities, less cash and cash equivalents, short-term investments and long-term investments, excluding time deposits and foreign government debt securities restricted and held in guarantee, securitization transactions and equity securities held at cost. We have included this non-GAAP financial measure because it is used by our Management to analyze our current leverage ratios and set targets to be met, which will also impact other components of the Company’s balance sheet, cash flows and income statement. Accordingly, we believe this measure provides useful information to investors and other market participants in showing the evolution of the Company’s indebtedness and its capability of repayment as a means to, alongside other measures, monitor our leverage based on widely-used measures.
56 | MercadoLibre, Inc.

The following table presents a reconciliation of net debt for each of the periods indicated:

	March 31, 2024	December 31, 2023
	(In millions)
Current Loans payable and other financial liabilities	$2,246	$2,292
Non-current Loans payable and other financial liabilities	2,224	2,203
Current Operating lease liabilities	163	166
Non-current Operating lease liabilities	653	672
Total debt	5,286	5,333
Less:
Cash and cash equivalents	2,579	2,556
Short-term investments (1)	1,173	1,191
Long-term investments (2)	167	81
Net debt	$1,367	$1,505
(1) Excludes time deposits and foreign government debt securities restricted and held in guarantee.
(2) Excludes investments held in VIEs as a consequence of securitization transactions and equity securities held at cost.
FX neutral
We believe that FX neutral measures provide useful information to both Management and investors by excluding the foreign currency exchange rate impact that may not be indicative of our core operating results and business outlook.
The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2023 and applying them to the corresponding months in 2024, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.
The following table sets forth the FX neutral measures related to our reported results of the operations for the three-month period ended March 31, 2024:

	Three-Months ended March 31,
	As reported	As recast (1)	Percentage Change	FX Neutral Measures	As recast (1)	Percentage Change
(Unaudited)	2024	2023		2024	2023
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$4,333	$3,186	36.0%	$6,188	$3,186	94.2%
Cost of net revenues and financial expenses	(2,309)	(1,572)	46.9%	(3,105)	(1,572)	97.5%
Gross profit	2,024	1,614	25.4%	3,083	1,614	91.0%

Operating expenses	(1,496)	(1,196)	25.1%	(2,453)	(1,196)	105.1%
Income from operations	$528	$418	26.3%	$630	$418	50.7%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results - to our unaudited interim condensed consolidated financial statements for further details.
See Note 2 – Summary of significant accounting policies - Foreign currency translation - Argentine currency status and macroeconomic outlook and Argentine exchange regulations of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
57 | MercadoLibre, Inc.

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
We use foreign currency exchange forward contracts and currency swaps to protect our foreign currency exposure and our investment in a foreign subsidiary from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. We designate these contracts as cash flow, net investment and fair value hedges for accounting purposes. The derivatives’ gain or loss for cash flow and net investment hedges is initially reported as a component of accumulated other comprehensive loss. Cash flow hedges and net investment hedges are subsequently reclassified into the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. The derivatives’ gain or loss for fair value hedges is reported in our interim condensed consolidated statements of income in the same line items as the change in the value of the hedged item due to the hedged risks.
As of March 31, 2024, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of March 31, 2024, the total cash and cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $3,198 million, short-term investments denominated in foreign currencies totaled $2,779 million and accounts receivable, credit card receivables and other means of payment and loans receivable in foreign currencies totaled $7,334 million. As of March 31, 2024, we had $77 million long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of March 31, 2024, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $1,512 million and our U.S. dollar-denominated long-term investments totaled $172 million.
For the three-month period ended March 31, 2024, we had a consolidated loss on foreign currency of $34 million mainly related to foreign exchange losses from our Argentinian subsidiaries due to the devaluation of the Argentine peso and foreign exchange losses from our Brazilian subsidiaries, which was partially offset by foreign exchange gains from our Mexican subsidiaries. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Other income (expenses), net” for more information.
Foreign currency sensitivity analysis
The table below shows the impact on our net revenues, cost of net revenues and financial expenses, operating expenses, other income (expenses) and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to at the moment of translating our financial statements to U.S. dollars for the three-month period ended March 31, 2024:

	(10)% (1)	Actual	10% (2)
	(In millions)
Net revenues and financial income	$4,814	$4,333	$3,939
Expenses (3)	(4,211)	(3,805)	(3,473)
Income from operations	603	528	466
Other income (expenses) and income tax expense related to P&L items	(166)	(150)	(137)
Foreign Currency impact related to the remeasurement of our Net Asset position	(38)	(34)	(31)
Net Income	$399	$344	$298

Total Shareholders’ Equity	$3,781	$3,390	$3,070
(1) Increase of the subsidiaries’ local currency against U.S. Dollar.
(2) Decrease of the subsidiaries’ local currency against U.S. Dollar.
(3) Includes cost of net revenues and financial expenses and operating expenses.
The table above shows an increase in our net income when the U.S. dollar weakens against foreign currencies because of the positive impact of the increase in income from operations. On the other hand, the table above shows a decrease in our net income when the U.S. dollar strengthens against foreign currencies because of the negative impact of the decrease in income from operations.
58 | MercadoLibre, Inc.

Brazilian segment
Considering a hypothetical increase of 10% of the Brazilian Real exchange rate against the U.S. dollar on March 31, 2024, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $261 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $49 million in our Brazilian subsidiaries.
Argentine segment
In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018. Argentina’s inflation rate for the three-month periods ended March 31, 2024 and 2023 was 51.6% and 21.7%, respectively.
We use Argentina’s official exchange rate to account for transactions in our Argentine segment, which as of March 31, 2024 and December 31, 2023 was 858.00 and 808.45 Argentine Pesos, respectively, against the U.S. dollar. For the three-month periods ended March 31, 2024 and 2023 Argentina’s official exchange rate against the U.S. dollar increased 6.1% and 18.0%, respectively. The average exchange rate for the three-month periods ended March 31, 2024 and 2023 was 834.46 and 192.41, respectively, resulting in an increase of 334%.
Considering a hypothetical increase of 10% of the Argentine Peso exchange rate against the U.S. dollar on March 31, 2024, the effect on non-functional currency net liability position in our Argentine subsidiaries would have been a foreign exchange gain amounting to approximately $6 million in our Argentine subsidiaries.
See Note 2 – Summary of significant accounting policies - Foreign currency translation - Argentine currency status and Argentine exchange regulations” of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
Mexican segment
Considering a hypothetical increase of 10% of the Mexican Peso exchange rate against the U.S. dollar on March 31, 2024, the reported net assets in our Mexican subsidiaries would have decreased by approximately $108 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $20 million in our Mexican subsidiaries.
Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables and on the financial debt that we use to fund Mercado Pago and Mercado Credito’s operations. As of March 31, 2024, Mercado Pago’s receivables totaled $3,962 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of March 31, 2024, loans receivable net of the allowance for doubtful accounts from our Mercado Credito solution totaled $3,205 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
As of March 31, 2024, our short-term investments amounted to $3,671 million and our long-term investments amounted to $249 million. Our short-term investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Note 3 – Fintech Regulations and Note 5 – Cash, cash equivalents, restricted cash and cash equivalents and investments of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.
Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of March 31, 2024, our loans payable and other financial liabilities which accrue interest based on variable rates amounted to $2,794 million, while our loans payable and other financial liabilities, which accrue interest based on fixed rates, amounted to $1,676 million. See Note 13 – Loans payable and other financial liabilities and Note 14 – Securitization transactions of our unaudited interim condensed consolidated financial statements for further detail. Considering a hypothetical increase of 100 basis points in the interest rates, the reported Loans payable and other financial liabilities as of March 31, 2024 would have increased by approximately $7 million with the related impact in cost of net revenues and financial expenses or in interest expense and other financial losses. We have entered into swap contracts to hedge the interest rate fluctuation of $459 million notional amount, $229 million of which have been designated as hedging instruments. See Note 16 – Derivative instruments of our unaudited interim condensed consolidated financial statements for further detail on derivative instruments.
59 | MercadoLibre, Inc.

Equity price risk
Our Board, upon the recommendation of the compensation committee, approved the 2019, 2020, 2021, 2022, 2023 and 2024 Long Term Retention Programs (the “2019, 2020, 2021, 2022, 2023 and 2024 LTRPs”), respectively, under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years. In order to receive the full target award under the 2019, 2020, 2021, 2022, 2023 and/or 2024 LTRPs, each eligible employee must remain employed as of each applicable payment date. The 2019, 2020, 2021, 2022, 2023 and 2024 LTRP awards are payable as follows:
■the eligible employee will receive 16.66% of half of his or her target 2019, 2020, 2021, 2022, 2023 and/or 2024 LTRP bonus once a year for a period of six years, with the first payment occurring no later than April 30, 2020, 2021, 2022, 2023, 2024 and 2025, respectively (the “2019, 2020, 2021, 2022, 2023 or 2024 Annual Fixed Payment”, respectively); and
■on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2019, 2020, 2021, 2022, 2023 or 2024 Variable Payment”) equal to the product of (i) 16.66% of half of the target 2019, 2020, 2021, 2022, 2023 or 2024 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2018, 2019, 2020, 2021, 2022 and 2023 defined as $322.91, $553.45, $1,431.26, $1,391.81, $888.69 and $1,426.11 for the 2019, 2020, 2021, 2022, 2023 and 2024 LTRPs, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.
As of March 31, 2024, the total contractual obligation fair value of our outstanding LTRP Variable Payment obligation subject to equity price risk amounted to $574 million. As of March 31, 2024, the accrued liability related to the outstanding Variable Award Payment of the LTRP included in Salaries and social security payable in our consolidated balance sheet amounted to $33 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:

Change in equity price in percentage	As of March 31, 2024
	MercadoLibre, Inc Equity Price	2019, 2020, 2021, 2022, 2023 and 2024 LTRP Variable contractual obligation
	(In millions, except equity price)
40%	2,127.92	804
30%	1,975.92	747
20%	1,823.93	689
10%	1,671.93	632
Static (1)	1,519.94	574
(10)%	1,367.95	517
(20)%	1,215.95	460
(30)%	1,063.96	402
(40)%	911.96	345
(1) Present value of average closing stock price for the last 60 trading days of the year preceding the applicable payment date.
In November 2021, we acquired Kangu Participações S.A. Former Kangu’s shareholders who after the acquisition became the Company’s employees will receive cash payments annually over a three-year period subject to certain performance and stay conditions. The payments will be indexed based on changes in equity price of our common stock. As of March 31, 2024, the total contractual obligation fair value of the mentioned payments amounted to $5 million.
ITEM 4. CONTROLS AND PROCEDURES
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
60 | MercadoLibre, Inc.

Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2024, we completed a project to implement a new version of our enterprise resource planning (ERP) software, SAP, as part of a plan to integrate and upgrade our technology platforms and enhance our business information and transaction systems and processes with SAP enterprise resource planning software. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change. We have also updated our processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in our business processes resulting from the implementation of the new SAP technology to support accounting activities. We will continue to evaluate the operating effectiveness of related key controls during subsequent periods to ensure adequate internal control over financial reporting. See “Risk Factors – Any delay or problem with operating or upgrading our existing information technology infrastructure could cause a disruption in our business and adversely impact our financial results” included in the Company’s 2023 10-K.
Other than the changes described above, there were no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Financial Statements — Note 11 – Commitments and Contingencies — Litigation and Other Legal Matters”.
ITEM 1A. RISK FACTORS
As of March 31, 2024, there have been no material changes in our risk factors from those disclosed in the Company’s 2023 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions) (1)
January, 2024	—	—	—	Up to $157
February, 2024	—	—	—	Up to $157
March, 2024	—	—	—	Up to $ _
(1) On February 21, 2023, the Board authorized the Company to repurchase shares of the Company’s common stock, for aggregate consideration of up to $900 million. This Program expired on March 31, 2024. Please refer to Note 17 – Share repurchase program of our unaudited interim condensed consolidated financial statements for additional detail.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 6. EXHIBITS
The information set forth under “Exhibits Index” below is incorporated herein by reference.
61 | MercadoLibre, Inc.

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
			8-K	January 14, 2021
4.5	Form of Global Note representing the Registrant’s 2.375% Sustainability Notes due 2026.		8-K	January 14, 2021
4.6	Form of Global Note representing the Registrant’s 3.125% Notes due 2031.		8-K	January 14, 2021
4.7	Second Supplemental Indenture, dated October 27, 2021 among MP Agregador, S. de R.L. de C.V., MercadoLibre, Inc. and The Bank of New York Mellon, as Trustee		10-K	February 23, 2022
22.1	List of Subsidiary Guarantors for the Registrant’s 2.375% Sustainability Notes due 2026 and 3.125% Notes due 2031.		10-K	February 24, 2023
10.1	MercadoLibre, Inc. 2024 Long Term Retention Program.		8-K	April 23, 2024
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.
*
104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.	*
62 | MercadoLibre, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: May 3, 2024.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Martín de los Santos
Martín de los Santos
Executive Vice President and Chief Financial Officer
63 | MercadoLibre, Inc.