Form 10-Q
period 2024-06-30
MERCADOLIBRE INC
filed 2024-08-02
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
50,697,438 shares of the issuer’s common stock, $0.001 par value, outstanding as of August 1, 2024.

MERCADOLIBRE, INC.

MercadoLibre, Inc. - Interim Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023
(In millions of U.S. dollars, except par value) (Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,818	$2,556
Restricted cash and cash equivalents	1,005	1,292
Short-term investments	4,073	3,480
Accounts receivable, net	190	156
Credit card receivables and other means of payments, net	4,168	3,632
Loans receivable, net of allowances of $1,312 and $1,042	3,440	2,629
Inventories	257	238
Customer crypto-assets safeguarding assets	67	34
Other assets	461	277
Total current assets	16,479	14,294
Non-current assets:
Long-term investments	416	162
Loans receivable, net of allowances of $41 and $42	111	65
Property and equipment, net	1,218	1,250
Operating lease right-of-use assets	775	899
Goodwill	149	163
Intangible assets, net	13	11
Intangible assets at fair value	36	24
Deferred tax assets	767	710
Other assets	66	68
Total non-current assets	3,551	3,352
Total assets	$20,030	$17,646
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,556	$2,117
Funds payable to customers	5,402	4,475
Amounts payable due to credit and debit card transactions	1,480	1,072
Salaries and social security payable	482	545
Taxes payable	419	477
Loans payable and other financial liabilities	2,203	2,292
Operating lease liabilities	138	166
Customer crypto-assets safeguarding liabilities	67	34
Other liabilities	167	119
Total current liabilities	12,914	11,297
Non-current liabilities:
Amounts payable due to credit and debit card transactions	26	20
Loans payable and other financial liabilities	2,439	2,203
Operating lease liabilities	623	672
Deferred tax liabilities	159	183
Other liabilities	213	200
Total non-current liabilities	3,460	3,278
Total liabilities	$16,374	$14,575
Commitments and contingencies (Note 11)
Equity
Common stock, $0.001 par value, 110,000,000 shares authorized, 50,697,438 and 50,697,442 shares issued and outstanding	$—	$—
Additional paid-in capital	1,770	1,770
Treasury stock	(311)	(310)
Retained earnings	2,776	1,901
Accumulated other comprehensive loss	(579)	(290)
Total equity	3,656	3,071
Total liabilities and equity	$20,030	$17,646
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
1 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Income
For the six and three-month periods ended June 30, 2024 and 2023
(In millions of U.S. dollars, except for share data)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023 (1)	2024	2023 (1)
Net service revenues and financial income	$8,547	$6,133	$4,592	$3,221
Net product revenues	859	638	481	364
Net revenues and financial income	9,406	6,771	5,073	3,585
Cost of net revenues and financial expenses	(5,017)	(3,326)	(2,708)	(1,754)
Gross profit	4,389	3,445	2,365	1,831
Operating expenses:
Product and technology development	(918)	(749)	(460)	(368)
Sales and marketing	(989)	(766)	(511)	(383)
Provision for doubtful accounts	(824)	(474)	(450)	(222)
General and administrative	(404)	(369)	(218)	(189)
Total operating expenses	(3,135)	(2,358)	(1,639)	(1,162)
Income from operations	1,254	1,087	726	669

Other income (expenses):
Interest income and other financial gains	64	57	39	34
Interest expense and other financial losses	(77)	(83)	(39)	(49)
Foreign currency losses, net	(92)	(269)	(58)	(182)
Net income before income tax expense and equity in earnings of unconsolidated entity	1,149	792	668	472

Income tax expense	(274)	(332)	(137)	(210)
Equity in earnings of unconsolidated entity	—	3	—	—
Net income	$875	$463	$531	$262
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results.

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Basic earning per share
Basic net income available to shareholders per common share	$17.26	$9.23	$10.48	$5.22
Weighted average of outstanding common shares	50,697,444	50,203,652	50,697,447	50,162,687
Diluted earning per share
Diluted net income available to shareholders per common share	$17.26	$9.12	$10.48	$5.16
Weighted average of outstanding common shares	50,697,444	51,193,920	50,697,447	51,152,955
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
2 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Comprehensive Income
For the six and three-month periods ended June 30, 2024 and 2023
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Net income	$875	$463	$531	$262
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(298)	175	(270)	98
Unrealized gains (losses) on hedging activities	12	(10)	10	(3)
Tax (expense) benefit on unrealized gains (losses) on hedging activities	(4)	3	(3)	1
Less: Reclassification adjustment for (losses) gains on hedging activities included in cost of net revenues and financial expenses, interest expense and other financial losses and foreign currency losses, net	(2)	(2)	1	—
Less: Reclassification adjustment for estimated tax benefit on unrealized losses	1	1	—	—
Total other comprehensive (loss) income, net of income tax	(289)	169	(264)	96
Total comprehensive income	$586	$632	$267	$358
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
3 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Equity
For the six and three-month periods ended June 30, 2024 and 2023
(In millions of U.S. dollars)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury Stock (1)	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2023	50	$—	$1,770	$(310)	$1,901	$(290)	$3,071
Net income	—	—	—	—	344	—	344
Other comprehensive loss	—	—	—	—	—	(25)	(25)
Balance as of March 31, 2024	50	$—	$1,770	$(310)	$2,245	$(315)	$3,390
Common Stock repurchased	—	—	—	(1)	—	—	(1)
Net income	—	—	—	—	531	—	531
Other comprehensive loss	—	—	—	—	—	(264)	(264)
Balance as of June 30, 2024	50	$—	$1,770	$(311)	$2,776	$(579)	$3,656
(1) As of June 30, 2024, the Company held 225,474 shares as treasury stock.

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2022	50	$—	$2,309	$(931)	$913	$(464)	$1,827
Common Stock repurchased	—	—	—	(61)	—	—	(61)
Net income	—	—	—	—	201	—	201
Other comprehensive income	—	—	—	—	—	73	73
Balance as of March 31, 2023	50	$—	$2,309	$(992)	$1,114	$(391)	$2,040
Common Stock repurchased	—	—	—	(146)	—	—	(146)
Net income	—	—	—	—	262	—	262
Other comprehensive income	—	—	—	—	—	96	96
Balance as of June 30, 2023	50	$—	$2,309	$(1,138)	$1,376	$(295)	$2,252

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
4 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2024 and 2023
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operations:
Net income	$875	$463
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entity	—	(3)
Unrealized foreign currency losses, net	123	305
Depreciation and amortization	308	254
Accrued interest and financial income	(173)	(147)
Non cash interest expense and amortization of debt issuance costs and other charges	82	117
Provision for doubtful accounts	824	474
Results on derivative instruments	(18)	21
Long term retention program (“LTRP”) accrued compensation	127	83
Results on digital assets at fair value	(12)	—
Deferred income taxes	(191)	24
Changes in assets and liabilities:
Accounts receivable	(63)	(38)
Credit card receivables and other means of payments	(965)	200
Inventories	(45)	(66)
Other assets	(205)	(47)
Payables and accrued expenses	484	308
Funds payable to customers	1,466	119
Amounts payable due to credit and debit card transactions	580	127
Other liabilities	59	(47)
Interest received from investments	138	124
Net cash provided by operating activities	3,394	2,271
Cash flows from investing activities:
Purchases of investments	(8,718)	(10,046)
Proceeds from sale and maturity of investments	7,494	9,923
Payments from settlements of derivative instruments	(5)	(14)
Purchases of intangibles assets	(3)	—
Changes in loans receivable, net	(1,990)	(866)
Investments of property and equipment	(329)	(203)
Net cash used in investing activities	(3,551)	(1,206)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	7,323	12,317
Payments on loans payable and other financing liabilities	(6,820)	(12,569)
Payments of finance lease liabilities	(26)	(13)
Common Stock repurchased	(1)	(207)
Net cash provided by (used in) financing activities	476	(472)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(344)	(132)
Net (decrease) increase in cash, cash equivalents, restricted cash and cash equivalents	(25)	461
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	3,848	3,363
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$3,823	$3,824
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
5 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2024 and 2023
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Non-cash transactions:
Right-of-use assets obtained under operating leases	$21	$122
Property and equipment obtained under finance leases	8	15
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
The Company enables commerce through its marketplace platform, which allows users to buy and sell in most of Latin America. Through Mercado Pago, the fintech platform, MercadoLibre offers a comprehensive set of financial technology services to users of its e-commerce platform, and to users outside of its e-commerce platform; through Mercado Envios, MercadoLibre facilitates the shipping of goods from the Company and sellers to buyers; through the advertising products, MercadoLibre facilitates advertising services for large retailers and brands to promote their products and services on the web; through Mercado Shops, MercadoLibre allows users to set-up, manage, and promote their own online web-stores under a subscription-based business model; through Mercado Credito, MercadoLibre extends loans to certain merchants and consumers; and through Mercado Fondo, MercadoLibre allows users to invest funds deposited in their Mercado Pago accounts.
As of June 30, 2024, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its fintech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador, and extends loans through Mercado Credito in Argentina, Brazil, Mexico and Chile. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile, Uruguay, Peru and Ecuador.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and consolidated Variable Interest Entities (“VIE”). Investments in entities where the Company holds joint control, but not control, over the investee are accounted for using the equity method of accounting. As of June 30, 2024, the Company had no investments where it has the ability to exercise joint control. These unaudited interim condensed consolidated financial statements are stated in U.S. dollars, except where otherwise indicated. Intercompany transactions and balances have been eliminated for consolidation purposes.
Substantially all net revenues and financial income, cost of net revenues and financial expenses and operating expenses, are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill and operating lease right-of-use assets located in the foreign jurisdictions totaled $2,148 million and $2,321 million as of June 30, 2024 and December 31, 2023, respectively.
These unaudited interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of June 30, 2024 and December 31, 2023. These unaudited interim condensed consolidated financial statements include the Company’s consolidated statements of income, comprehensive income and equity for the six and three-month periods ended June 30, 2024 and 2023 and statements of cash flows for the six-month periods ended June 30, 2024 and 2023. These unaudited interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.
Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) (the “Company’s 2023 10-K”). The Company has evaluated all subsequent events through the date these unaudited interim condensed consolidated financial statements were issued. The interim condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see Note 2 to the financial statements in the Company’s 2023 10-K. During the six-month period ended June 30, 2024, there were no material updates made to the Company’s significant accounting policies. For information regarding the change in the presentation of the statements of income, please refer to section “Change in the presentation of certain financial results and reclassification of prior year results” of Note 2 – Summary of significant accounting policies of these unaudited interim condensed consolidated financial statements.
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
7 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Many of the regulations to which the Company is subject require the Company, among other things, to maintain liquidity reserves to guarantee the funds on users’ account balances in their Mercado Pago digital accounts. Depending on the country, these reserves can be partially or totally invested. During the last several years, these new regulations, coupled with the increase in the volume of transactions, have led the Company to view interest income and other financial gains from investments of these liquidity reserves as part of the Company’s operations.
Furthermore, the evolution of Mercado Pago’s activities themselves has resulted in the Company managing a significant volume of cash, cash equivalents and investments. This is due to an increase in users’ account balances in their Mercado Pago digital account managed by the Company, and an increase in the level of the Company’s indebtedness to finance those operations. As a result, these Mercado Pago’s funds, together with the financing activities, have generated a significant volume of interest income and other financial gains and interest expenses and other financial losses, respectively.
The Company believes that these regulatory trends and related activities will continue and, therefore, with the goal of creating a better measure of the performance of the Company, the Company decided to reclassify and present certain financial results from “Other income (expenses)” to “Net services revenues and financial income” and “Cost of net revenues and financial expenses,” in the statement of income, starting January 1, 2024 and for all prior periods presented.
The reclassified financial results are related to activities that are needed or mandatory for Mercado Pago’s operations, and consist of:
■interest income derived from investments and cash and cash equivalents, generated as part of the treasury strategy of the fintech business and because of the different regulations that require liquidity reserves, net of sales taxes;
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

8 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following tables, recast for the changes summarized above, present condensed statement of income line items affected by the revisions and reclassifications of previously reported financial statements, detailing amounts previously reported, the impact upon those line items due to reclassifications and amounts as currently revised within the financial statements:

	Three Months Ended March 31, 2023	Six Months Ended June 30, 2023			Nine Months Ended September 30, 2023	For the Year Ended December 31, 2023
	Recast	As reported	Reclassification	Recast	Recast	Recast
	(In millions)	(In millions)			(In millions)	(In millions)
Net service revenues and financial income	$2,912	$5,814	$319	$6,133	$9,719	$13,617
Net product revenues	274	638	—	638	979	1,490
Net revenues and financial income	3,186	6,452	319	6,771	10,698	15,107
Cost of net revenues and financial expenses	(1,572)	(3,196)	(130)	(3,326)	(5,158)	(7,517)
Gross profit	1,614	3,256	189	3,445	5,540	7,590
Operating expenses:
Product and technology development	(381)	(749)	—	(749)	(1,145)	(1,831)
Sales and marketing	(383)	(766)	—	(766)	(1,207)	(1,736)
Provision for doubtful accounts	(252)	(474)	—	(474)	(751)	(1,050)
General and administrative	(180)	(369)	—	(369)	(565)	(766)
Total operating expenses	(1,196)	(2,358)	—	(2,358)	(3,668)	(5,383)
Income from operations	418	898	189	1,087	1,872	2,207

Other income (expenses):
Interest income and other financial gains	23	349	(292)	57	95	135
Interest expense and other financial losses	(34)	(186)	103	(83)	(136)	(174)
Foreign currency losses, net	(87)	(269)	—	(269)	(508)	(615)
Net income before income tax expense and equity in earnings of unconsolidated entity	320	792	—	792	1,323	1,553

Income tax expense	(122)	(332)	—	(332)	(504)	(569)
Equity in earnings of unconsolidated entity	3	3	—	3	3	3
Net income	$201	$463	$—	$463	$822	$987
9 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Three Months Ended March 31, 2023	Three Months Ended June 30, 2023			Three Months Ended September 30, 2023	Three Months Ended December 31, 2023	For the Year Ended December 31, 2023
	Recast	As reported	Reclassification	Recast	Recast	Recast	Recast
	(In millions)	(In millions)			(In millions)	(In millions)	(In millions)
Net service revenues and financial income	$2,912	$3,051	$170	$3,221	$3,586	$3,898	$13,617
Net product revenues	274	364	—	364	341	511	1,490
Net revenues and financial income	3,186	3,415	170	3,585	3,927	4,409	15,107
Cost of net revenues and financial expenses	(1,572)	(1,695)	(59)	(1,754)	(1,832)	(2,359)	(7,517)
Gross profit	1,614	1,720	111	1,831	2,095	2,050	7,590
Operating expenses:
Product and technology development	(381)	(368)	—	(368)	(396)	(686)	(1,831)
Sales and marketing	(383)	(383)	—	(383)	(441)	(529)	(1,736)
Provision for doubtful accounts	(252)	(222)	—	(222)	(277)	(299)	(1,050)
General and administrative	(180)	(189)	—	(189)	(196)	(201)	(766)
Total operating expenses	(1,196)	(1,162)	—	(1,162)	(1,310)	(1,715)	(5,383)
Income from operations	418	558	111	669	785	335	2,207

Other income (expenses):
Interest income and other financial gains	23	188	(154)	34	38	40	135
Interest expense and other financial losses	(34)	(92)	43	(49)	(53)	(38)	(174)
Foreign currency losses, net	(87)	(182)	—	(182)	(239)	(107)	(615)
Net income before income tax expense and equity in earnings of unconsolidated entity	320	472	—	472	531	230	1,553

Income tax expense	(122)	(210)	—	(210)	(172)	(65)	(569)
Equity in earnings of unconsolidated entity	3	—	—	—	—	—	3
Net income	$201	$262	$—	$262	$359	$165	$987

Furthermore, the following tables, recast for the changes summarized above, present net revenues per reporting segment (which have been disaggregated by similar products and services), detailing amounts previously reported, the impact upon those line items due to reclassifications and amounts as currently revised within the financial statements for the six and three-month periods ended June 30, 2023:

	Six Months Ended June 30, 2023
As reported	Brazil	Argentina	Mexico	Other countries	Total
	(In millions)
Commerce services	$1,608	$467	$731	$193	$2,999
Commerce products sales	348	108	142	15	613
Total commerce revenues	1,956	575	873	208	3,612
Fintech services	888	583	123	89	1,683
Credit revenues	504	331	294	3	1,132
Fintech products sales	11	3	4	7	25
Total fintech revenues	1,403	917	421	99	2,840
Total net revenues	$3,359	$1,492	$1,294	$307	$6,452

10 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Six Months Ended June 30, 2023
Reclassification	Brazil	Argentina	Mexico	Other countries	Total
	(In millions)
Financial services and income	$122	$150	$40	$7	$319
Total fintech revenues	122	150	40	7	319
Net revenues and financial income	$122	$150	$40	$7	$319

	Six Months Ended June 30, 2023
Recast	Brazil	Argentina	Mexico	Other countries	Total
	(In millions)
Commerce services	$1,608	$467	$731	$193	$2,999
Commerce products sales	348	108	142	15	613
Total commerce revenues	1,956	575	873	208	3,612
Financial services and income	1,010	733	163	96	2,002
Credit revenues	504	331	294	3	1,132
Fintech products sales	11	3	4	7	25
Total fintech revenues	1,525	1,067	461	106	3,159
Net revenues and financial income	$3,481	$1,642	$1,334	$314	$6,771

	Three Months Ended June 30, 2023
As reported	Brazil	Argentina	Mexico	Other countries	Total
	(In millions)
Commerce services	$846	$243	$393	$102	$1,584
Commerce products sales	203	59	82	8	352
Total commerce revenues	1,049	302	475	110	1,936
Fintech services	462	296	67	46	871
Credit revenues	263	172	159	2	596
Fintech products sales	6	1	2	3	12
Total fintech revenues	731	469	228	51	1,479
Total net revenues	$1,780	$771	$703	$161	$3,415

	Three Months Ended June 30, 2023
Reclassification	Brazil	Argentina	Mexico	Other countries	Total
	(In millions)
Financial services and income	$62	$84	$21	$3	$170
Total fintech revenues	62	84	21	3	170
Total net revenues and financial income	$62	$84	$21	$3	$170
11 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Three Months Ended June 30, 2023
Recast	Brazil	Argentina	Mexico	Other countries	Total
	(In millions)
Commerce services	$846	$243	$393	$102	$1,584
Commerce products sales	203	59	82	8	352
Total commerce revenues	1,049	302	475	110	1,936
Financial services and income	524	380	88	49	1,041
Credit revenues	263	172	159	2	596
Fintech products sales	6	1	2	3	12
Total fintech revenues	793	553	249	54	1,649
Total net revenues and financial income	$1,842	$855	$724	$164	$3,585
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
Customer crypto-assets safeguarding assets and liabilities
As of June 30, 2024 and December 31, 2023, the fair value of the crypto-assets held in customers’ names by third-party service providers that the Company recognized on its consolidated balance sheets for both the crypto-asset safeguarding liability and the corresponding safeguarding asset, which are included in “Customer crypto-assets safeguarding liabilities” and “Customer crypto-assets safeguarding assets,” respectively, was $67 million and $34 million, respectively, which consisted of $38 million and $18 million of Bitcoin, $14 million and $7 million of Ether, and $15 million and $9 million of other crypto-assets, respectively.
For further information related to customer crypto-assets safeguarding assets and liabilities please refer to Note 2 to the consolidated financial statements in the Company’s 2023 10-K.
Supplier finance programs
The Company and certain financial institutions participate in a supplier finance program that enables certain of the Company’s suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in the Company’s payment policy. As of June 30, 2024 and December 31, 2023, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $388 million and $381 million, respectively.
For further information related to Supplier Finance Programs please refer to Note 2 to the consolidated financial statements in the Company’s 2023 10-K.
Revenue recognition
Revenue recognition criteria for the services provided and goods sold by the Company are described in Note 2 to the consolidated financial statements in the Company’s 2023 10-K.
The aggregate gain included in “Financial services and income” revenues arising from financing transactions and sales of financial assets, net of the costs recognized on sale of credit card receivables, is $835 million and $470 million for the six and three-month periods ended June 30, 2024, respectively, and $676 million and $340 million for the six and three-month periods ended June 30, 2023, respectively.
Revenues recognized under ASC 606, Revenue from contracts with customers, amounted to $6,991 million and $3,765 million for the six and three-month periods ended June 30, 2024, respectively, and $4,644 million and $2,479 million for the six and three-month periods ended June 30, 2023, respectively. Revenues not recognized under ASC 606 amounted to $2,415 million and $1,308 million for the six and three-month periods ended June 30, 2024, respectively, and $2,127 million and $1,106 million for the six and three-month periods ended June 30, 2023, respectively.
12 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Accounts receivable and credit card receivables and other means of payments are presented net of allowance for doubtful accounts and chargebacks of $41 million and $42 million as of June 30, 2024 and December 31, 2023, respectively. See Note 6 – Loans receivable, net of these unaudited interim condensed consolidated financial statements for information related to the allowance for doubtful accounts with respect to the Company’s loans receivable.
Contract liabilities from contracts with customers consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Contract liabilities from contracts with customers as of December 31, 2023 was $51 million, of which $43 million was recognized as revenue during the six-month period ended June 30, 2024.
As of June 30, 2024, total contract liabilities from contracts with customers recognized within current other liabilities was $95 million, mainly due to fees related to classifieds advertising services billed, subscriptions and loyalty programs, shipping services and inventory sales that are expected to be recognized as revenue in the coming months.
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
Argentine currency status and macroeconomic outlook
As of July 1, 2018, the Company transitioned its Argentine operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company. Argentina’s inflation rate for the six and three-month periods ended June 30, 2024 and 2023 was 79.8% and 18.6%, and 50.7% and 23.8%, respectively. Additionally, Argentina’s average inter-annual inflation rate for the six and three-month periods ended June 30, 2024 was 275.9% and 279.1%, respectively.
The Company uses Argentina’s official exchange rate to account for transactions in the Argentine segment, which as of June 30, 2024 and December 31, 2023 was 912.00 and 808.45 Argentine Pesos, respectively, against the U.S. dollar. For the six-month periods ended June 30, 2024 and 2023, Argentina’s official exchange rate against the U.S. dollar increased 12.8% and 44.9%, respectively. The average exchange rate for the six-month periods ended June 30, 2024 and 2023 was 860.3 and 212.3, respectively, resulting in an increase of 305.2%.
The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In millions)
Assets	$3,642	$3,298
Liabilities	2,899	1,878
Net assets	$743	$1,420
13 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table provides information relating to net revenues and financial income and direct contribution (see Note 9 – Segments of these unaudited interim condensed consolidated financial statements for definition of direct contribution) for the six and three-month periods ended June 30, 2024 and 2023 of the Company’s Argentine subsidiaries and consolidated VIEs:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Net revenues and financial income	$1,478	$1,642	$863	$855
Direct contribution	605	775	381	407

Argentine exchange regulations
Since the second half of 2019, the Argentine government instituted exchange controls restricting the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. An entity’s authorization request to the Central Bank of Argentina (“CBA”) to access the official exchange market to make foreign currency payments may be denied depending on the circumstances. As a result of these exchange controls, markets in Argentina developed trading mechanisms, in which an entity or individual buys U.S. dollar denominated securities in Argentina (i.e. shares, sovereign debt) using Argentine Pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as “Blue Chip Swap Rate”). The Blue Chip Swap Rate has diverged significantly from Argentina’s official exchange rate (commonly known as the exchange spread). In recent years, the Blue Chip Swap Rate has been higher than Argentina’s official exchange rate. As of June 30, 2024 and December 31, 2023, the exchange spread was 48.0% and 20.4%, respectively.
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
The Company’s consolidated estimated effective tax rate for the six and three-month periods ended June 30, 2024 decreased as compared to the same periods in 2023, mainly as a result of (i) no foreign exchange losses recognition during the period related to the acquisition of the Company’s own common stock in the Argentine market, which was considered as a non-deductible expense, (ii) lower taxable foreign exchange gains accounted for in Argentina for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, the Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country, (iii) higher pre-tax gains in a Mexican subsidiary that has accounted for a valuation allowance on tax loss carry forward, and (iv) higher deductions related to tax inflation adjustments in Argentina.
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
As a result, the Company recorded an income tax benefit of $5 million and $4 million, and $21 million and $11 million during the six and three-month periods ended June 30, 2024 and 2023, respectively. The aggregate per share effect of the income tax benefit amounted to $0.09 and $0.08, and $0.42 and $0.23 for the six and three-month periods ended June 30, 2024 and 2023, respectively. Furthermore, the Company recorded a social security benefit of $32 million and $15 million, and $33 million and $15 million during the six and three-month periods ended June 30, 2024 and 2023, respectively.
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
Recently issued accounting pronouncements not yet adopted
On November 27, 2023, the FASB issued the ASU 2023-07 “Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures”. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is preparing the new disclosures that the adoption of this accounting pronouncement requires.
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
On June 28, 2024, Law No. 14,905 was enacted, modifying Decree No. 22,626, known as the "Lei da Usura". The law will come into force on August 28, 2024, resulting in operations undertaken with institutions authorized by the Central Bank of Brazil, such as Mercado Pago Instituição de Pagamento Ltda., no longer being subject to the previously imposed interest rate cap.

15 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Argentina
On May 18, 2023, the Central Bank of Argentina (“CBA”) enacted a new regulation establishing that QR Codes must be interoperable with credit card payments, effective as from May 1, 2024. This regulation also expanded the payment services providers (“PSP” according to its Spanish acronym) registry and established that certain entities that accept, acquire, aggregate or sub-acquire payments must be registered. Under this regulation, MercadoLibre S.R.L. was required to register as both an acceptor and an aggregator of payments, and Mercado Pago Servicios de Procesamiento S.R.L. was required to register as an acquirer of payments. The Company’s subsidiaries completed their registrations as acceptor, acquirer and aggregator, as applicable, on April 9, 2024, February 23, 2024 and June 24, 2024, respectively.
On September 14, 2023, the CBA established that starting on December 1, 2023, DEBIN (debit immediate), the main and simple funding source of Mercado Pago users’ accounts, will be suspended and replaced with a pull transfer method that requires the consent of the client outside of Mercado Pago’s environment before the first use. After several extensions of the application of the rule, on April 30, 2024, the CBA approved a new method of pull transfer that no longer requires the consent of the client outside of Mercado Pago’s environment.
On June 6, 2024, the CBA established that payment service providers who offer payment accounts (“PSPOCP” according to its Spanish acronym) are no longer required to distribute the returns generated by their clients' funds. However, financial institutions are still required to set up a reserve of 100% of the customer funds deposited by Mercado Pago and may invest up to 45% of those funds in Argentine bonds.
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
On May 30, 2024, the Chilean Congress passed Law 21,673, amending Law 20,009, which, effective as of June 1, 2024, establishes a limited liability regime for users of prepaid cards in case of loss, theft, or fraud. Pursuant to Law 21,673, there may be instances in which an issuer may suspend a refund in the event of fraud or serious fault on behalf of the user claiming such refund on account of allegedly fraudulent charges. MercadoPago is in the process of implementing these measures for its compliance.
Colombia
In June 2023, MercadoPago S.A. Compañía de Financiamiento obtained a license to operate as a financial institution in Colombia, and therefore is able to offer credits, digital accounts, investments and prepaid cards. On April 22, 2024, MercadoPago S.A. Compañía de Financiamiento started operations offering, for the moment, the “Ordinary Deposit” product only and is subject to minimum capital, reporting, consumer protection and risk management requirements. In accordance with regulations, deposits are now subject to regulatory liquidity, reserve, and solvency requirements to ensure the protection of customers' funds.
Uruguay
On April 12, 2024, MercadoPago Uruguay S.R.L. initiated a process with the Central Bank of Uruguay (“BCU”) to be authorized to act as a payment acquirer with transfers, as an activity related to electronic money issuances, in compliance with new regulations that came into effect on March 1, 2024.
On April 17, 2024, MercadoPago Uruguay S.R.L. was approved as a participant in the automated clearing house managed by Urutec S.A. This approval allows MercadoPago Uruguay S.R.L. to participate in the fast payment system and offer a new payment method to its users: interoperable QR transfer payments. The release date for interoperable QR transfer payments is still under review by the regulator.
On July 3, 2024, MercadoPago Uruguay S.R.L. received authorization from the BCU to offer acquiring services, which are expected to be developed during the second half of 2024.
16 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 4. NET INCOME PER SHARE
Basic earnings per share for the Company’s common stock is computed by dividing, net income for the period by the weighted average number of common shares outstanding during the period.
In August 2018, the Company issued an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (“2028 Notes”) which were fully converted or redeemed in November 2023. The conversion of these notes was included in the calculation for diluted earnings per share utilizing the “if converted” method for the six and three-month periods ended June 30, 2023. Accordingly, conversion of these Notes was not assumed for purposes of computing diluted earnings per share if the effect was antidilutive.
The denominator for diluted net income per share for the six and three-month periods ended June 30, 2023 did not include any effect from the capped call transactions entered into by the Company with certain financial institutions with respect to shares of the Company’s common stock (“2028 Notes Capped Call Transactions”), which were settled on September 1, 2023, because it would have been antidilutive. See Note 13 – Loans payable and other financial liabilities to these unaudited interim condensed consolidated financial statements and Note 17 to the financial statements for the year ended December 31, 2023, contained in the Company’s 2023 10-K for more details regarding the 2028 Notes and the 2028 Notes Capped Call Transactions.
Net income per share of common stock is as follows for the six and three-month periods ended June 30, 2024 and 2023:

	Six Months Ended June 30,				Three Months Ended June 30,
	2024		2023		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share (1)	$17.26	$17.26	$9.23	$9.12	$10.48	$10.48	$5.22	$5.16

Numerator (in millions):
Net income	$875	$875	$463	$463	$531	$531	$262	$262
Effect of dilutive 2028 Notes	—	—	—	4	—	—	—	2
Net income available to common stock	$875	$875	$463	$467	$531	$531	$262	$264

Denominator:
Weighted average of common stock outstanding for earnings per share	50,697,444	50,697,444	50,203,652	50,203,652	50,697,447	50,697,447	50,162,687	50,162,687
Adjustment for assumed conversions	—	—	—	990,268	—	—	—	990,268
Adjusted weighted average of common stock outstanding for earnings per share	50,697,444	50,697,444	50,203,652	51,193,920	50,697,447	50,697,447	50,162,687	51,152,955
(1) Figures have been calculated using non-rounded amounts.
17 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 5. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS

The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	June 30, 2024	December 31, 2023
	(In millions)
Cash in bank accounts	$1,645	$1,458
Money market	822	639
Time deposits	252	367
U.S. government debt securities	99	60
Foreign government debt securities	—	32
Total cash and cash equivalents	2,818	2,556
Securitization transactions (1)	226	355
Foreign government debt securities (Central Bank of Brazil mandatory guarantee)	—	114
Cash in bank accounts (Argentine Central Bank regulation)	298	309
Cash in bank accounts (Mexican National Banking and Securities Commission regulation)	69	91
Time deposits (Mexican National Banking and Securities Commission regulation)	292	314
Cash in bank accounts (Chilean Commission for the Financial Market regulation)	70	42
Time deposits (Chilean Commission for the Financial Market regulation)	39	54
Money market (Secured lines of credit guarantee)	3	7
Cash in bank accounts (Central Bank of Uruguay mandatory guarantee)	1	1
Time deposits (Central Bank of Uruguay mandatory guarantee)	4	1
Money market (Central Bank of Uruguay mandatory guarantee)	2	2
Foreign government debt securities (Central Bank of Uruguay mandatory guarantee)	1	2
Total restricted cash and cash equivalents	1,005	1,292
Total cash, cash equivalents, restricted cash and cash equivalents (2)	$3,823	$3,848
U.S. government debt securities	$911	$1,009
Foreign government debt securities (3)	2,977	2,451
Time deposits (4)	101	15
Corporate debt securities	84	5
Total short-term investments	$4,073	$3,480
U.S. government debt securities	$119	$—
Foreign government debt securities	50	56
Securitization transactions (1)	18	23
Corporate debt securities	169	25
Equity securities held at cost	60	58
Total long-term investments	$416	$162
(1) Cash, cash equivalents and investments from securitization transactions are restricted to the payment of amounts due to third-party investors.
(2) Cash, cash equivalents, restricted cash and cash equivalents as reported in the interim condensed consolidated statements of cash flows.
(3) As of June 30, 2024 and December 31, 2023, includes $2,756 million and $2,283 million, respectively, considered restricted due to the Central Bank of Brazil’s mandatory guarantee. Also, as of June 30, 2024 and December 31, 2023, includes $6 million that guarantees a line of credit and is considered restricted. As of June 30, 2024, includes $8 million considered restricted due to the Central Bank of Uruguay’s mandatory guarantee.
(4) As of June 30, 2024, includes $32 million of collateral as part of card scheme arrangement rules in Brazil, and is considered restricted.
18 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 6. LOANS RECEIVABLE, NET
The Company classifies loans receivable as “On-line merchant”, “Consumer”, “In-store merchant” and “Credit cards”. As of June 30, 2024 and December 31, 2023, the components of current and non-current Loans receivable, net were as follows:

	June 30, 2024
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$428	$(117)	$311
Consumer	2,127	(682)	1,445
In-store merchant	511	(195)	316
Credit cards	1,838	(359)	1,479
Total	$4,904	$(1,353)	$3,551

	December 31, 2023
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$429	$(119)	$310
Consumer	1,808	(592)	1,216
In-store merchant	332	(137)	195
Credit cards	1,209	(236)	973
Total	$3,778	$(1,084)	$2,694
The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $1,372 million and $1,102 million as of June 30, 2024 and December 31, 2023, respectively, which includes $19 million and $18 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the interim condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the Company is exposed to off-balance sheet unused agreed loan commitments on credit cards portfolio, which expose the Company to credit risks for $1,791 million and $934 million, respectively. For the six and three-month periods ended June 30, 2024, the Company recognized in Provision for doubtful accounts $4 million as expected credit losses, and $3 million and $(1) million for the same periods in 2023, respectively.
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

19 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The amortized cost of the loans receivable classified by the Company’s credit quality internal indicator was as follows:

	June 30, 2024	December 31, 2023
	(In millions)
1-14 days past due	$146	$99
15-30 days past due	107	92
31-60 days past due	146	114
61-90 days past due	150	103
91-120 days past due	133	111
121-150 days past due	145	97
151-180 days past due	112	82
181-210 days past due	97	76
211-240 days past due	99	74
241-270 days past due	91	69
271-300 days past due	90	59
301-330 days past due	78	74
331-360 days past due	62	66
Total past due	1,456	1,116
To become due	3,448	2,662
Total	$4,904	$3,778
As of June 30, 2024 and December 31, 2023, renegotiations represented 2.1% and 2.8% of the loans receivable portfolio, respectively.
The following tables summarize the allowance for doubtful accounts activity during the six-month periods ended June 30, 2024 and 2023:

	June 30, 2024
	On-line merchant	Consumer	In-store merchant	Credit cards	Total
	(In millions)
Balance at beginning of year	$119	$592	$137	$236	$1,084
Net charged to Net Income	63	373	135	238	809
Currency translation adjustments	(8)	(33)	(11)	(40)	(92)
Write-offs (1)	(57)	(250)	(66)	(75)	(448)
Balance at end of period	$117	$682	$195	$359	$1,353

	June 30, 2023
	On-line merchant	Consumer	In-store merchant	Credit cards	Total
	(In millions)
Balance at beginning of year	$120	$614	$145	$225	$1,104
Net charged to Net Income	59	251	61	90	461
Currency translation adjustments	9	38	7	18	72
Write-offs (1)	(58)	(278)	(75)	(103)	(514)
Balance at end of period	$130	$625	$138	$230	$1,123
(1) The Company writes off loans when customer balance becomes 360 days past due.

20 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
Intangible assets
The composition of goodwill and intangible assets is as follows:

	June 30, 2024	December 31, 2023
	(In millions)
Goodwill	$149	$163
Intangible assets with indefinite lives
Trademarks	4	4
Amortizable intangible assets
Licenses and others	14	14
Non-compete agreements	3	4
Customer lists	15	12
Trademarks	12	12
Hubs network	4	4
Others	3	3
Total intangible assets	55	53
Accumulated amortization	(42)	(42)
Total intangible assets, net	$13	$11

Goodwill
The changes in the carrying amount of goodwill for the six-month period ended June 30, 2024 and the year ended December 31, 2023 are as follows:

	Six Months Ended June 30, 2024
	Brazil	Argentina	Mexico	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$64	$10	$44	$37	$6	$2	$163
Effect of exchange rates changes	(8)	—	(3)	(3)	—	—	(14)
Balance, end of the period	$56	$10	$41	$34	$6	$2	$149

	Year Ended December 31, 2023
	Brazil	Argentina	Mexico	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$60	$10	$39	$37	$5	$2	$153
Effect of exchange rates changes	4	—	5	—	1	—	10
Balance, end of the year	$64	$10	$44	$37	$6	$2	$163
Amortizable intangible assets
Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, hubs network, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets for the six-month periods ended June 30, 2024 and 2023 amounted to $2 million and $3 million, respectively, while aggregate amortization expense for intangible assets totaled $1 million for each of the three-month periods ended June 30, 2024 and 2023, respectively.
21 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the remaining amortization of intangible assets (in millions) with definite useful life as of June 30, 2024:

For year to be ended December 31, 2024	$2
For year to be ended December 31, 2025	2
For year to be ended December 31, 2026	2
For year to be ended December 31, 2027	1
Thereafter	2
$9
NOTE 8. INTANGIBLE ASSETS AT FAIR VALUE
The following tables present the digital assets name, cost basis, fair value, and number of units for each significant digital asset holding as of June 30, 2024 and December 31, 2023:

Digital asset name	June 30, 2024
	Cost basis (1)	Fair value	Number of units held
	(In millions, except for number of units held)
Bitcoin	$6	$26	412.7
Ether	3	10	3,048.9

Digital asset name	December 31, 2023
	Cost basis (1)	Fair value	Number of units held
	(In millions, except for number of units held)
Bitcoin	$6	$17	412.7
Ether	3	7	3,041.6
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
22 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following tables summarize the financial performance of the Company’s reporting segments:

	Six Months Ended June 30, 2024
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues and financial income	$5,357	$1,478	$2,172	$399	$9,406
Direct costs	(4,120)	(873)	(1,754)	(352)	(7,099)
Direct contribution	1,237	605	418	47	2,307
Operating expenses and indirect costs of net revenues and financial expenses					(1,053)
Income from operations					1,254
Other income (expenses):
Interest income and other financial gains					64
Interest expense and other financial losses					(77)
Foreign currency losses, net					(92)
Net income before income tax expense and equity in earnings of unconsolidated entity					$1,149

	Six Months Ended June 30, 2023 (1)
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues and financial income	$3,481	$1,642	$1,334	$314	$6,771
Direct costs	(2,691)	(867)	(988)	(290)	(4,836)
Direct contribution	790	775	346	24	1,935
Operating expenses and indirect costs of net revenues and financial expenses					(848)
Income from operations					1,087
Other income (expenses):
Interest income and other financial gains					57
Interest expense and other financial losses					(83)
Foreign currency losses, net					(269)
Net income before income tax expense and equity in earnings of unconsolidated entity					$792
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results.
23 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Three Months Ended June 30, 2024
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues and financial income	$2,786	$863	$1,201	$223	$5,073
Direct costs	(2,110)	(482)	(1,007)	(197)	(3,796)
Direct contribution	676	381	194	26	1,277
Operating expenses and indirect costs of net revenues and financial expenses					(551)
Income from operations					726
Other income (expenses):
Interest income and other financial gains					39
Interest expense and other financial losses					(39)
Foreign currency losses, net					(58)
Net income before income tax expense and equity in earnings of unconsolidated entity					$668

	Three Months Ended June 30, 2023 (1)
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions)
Net revenues and financial income	$1,842	$855	$724	$164	$3,585
Direct costs	(1,373)	(448)	(524)	(153)	(2,498)
Direct contribution	469	407	200	11	1,087
Operating expenses and indirect costs of net revenues and financial expenses					(418)
Income from operations					669
Other income (expenses):
Interest income and other financial gains					34
Interest expense and other financial losses					(49)
Foreign currency losses, net					(182)
Net income before income tax expense and equity in earnings of unconsolidated entity					$472
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

24 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes net revenues and financial income per reporting segment, which have been disaggregated by similar products and services for the six and three-month periods ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	Brazil		Argentina		Mexico		Other Countries		Total
	2024	2023 (1)	2024	2023 (1)	2024	2023 (1)	2024	2023 (1)	2024	2023 (1)
	(In millions)
Commerce services (2)	$2,724	$1,608	$437	$467	$1,217	$731	$252	$193	$4,630	$2,999
Commerce products sales (3)	540	348	70	108	195	142	31	15	836	613
Total commerce revenues	3,264	1,956	507	575	1,412	873	283	208	5,466	3,612
Financial services and income (4)	1,196	1,010	707	733	261	163	108	96	2,272	2,002
Credit revenues (5)	885	504	262	331	492	294	6	3	1,645	1,132
Fintech products sales (6)	12	11	2	3	7	4	2	7	23	25
Total fintech revenues	2,093	1,525	971	1,067	760	461	116	106	3,940	3,159
Total net revenues and financial income	$5,357	$3,481	$1,478	$1,642	$2,172	$1,334	$399	$314	$9,406	$6,771

	Three Months Ended June 30,
	Brazil		Argentina		Mexico		Other Countries		Total
	2024	2023 (1)	2024	2023 (1)	2024	2023 (1)	2024	2023 (1)	2024	2023 (1)
	(In millions)
Commerce services (2)	$1,411	$846	$261	$243	$686	$393	$144	$102	$2,502	$1,584
Commerce products sales (3)	290	203	46	59	113	82	19	8	468	352
Total commerce revenues	1,701	1,049	307	302	799	475	163	110	2,970	1,936
Financial services and income (4)	609	524	412	380	138	88	56	49	1,215	1,041
Credit revenues (5)	469	263	143	172	260	159	3	2	875	596
Fintech products sales (6)	7	6	1	1	4	2	1	3	13	12
Total fintech revenues	1,085	793	556	553	402	249	60	54	2,103	1,649
Total net revenues and financial income	$2,786	$1,842	$863	$855	$1,201	$724	$223	$164	$5,073	$3,585
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
(4) Includes revenues from commissions the Company charges for transactions off-platform derived from use of the Company’s payment solution and asset management product, revenues as a result of offering installments for the payment to its Mercado Pago users, either when the Company finances the transactions directly or when the Company sells the corresponding financial assets, interest earned on cash and investments as part of Mercado Pago activities, including those required due to fintech regulations, net of interest gains pass through our Brazilian users in connection with our asset management product, Mercado Pago debit card commissions and insurtech fees.
(5) Includes interest earned on loans and advances granted to merchants and consumers, and interest and commissions earned on Mercado Pago credit card transactions.
(6) Includes sales of mobile point of sales devices.
25 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the allocation of property and equipment, net based on geography:

	June 30, 2024	December 31, 2023
	(In millions)
US property and equipment, net	$3	$2
Other countries
Argentina	217	208
Brazil	543	603
Mexico	359	345
Other countries	96	92
	1,215	1,248
Total property and equipment, net	$1,218	$1,250
The following table summarizes the allocation of the operating lease right-of-use assets based on geography:

	June 30, 2024	December 31, 2023
	(In millions)
US right of use asset, net	$4	$—
Other countries
Argentina	43	51
Brazil	330	396
Mexico	335	380
Other countries	63	72
	771	899
Total right of use asset, net	$775	$899
The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30, 2024	December 31, 2023
	(In millions)
US intangible assets at fair value	36	$24
	$36	$24

Goodwill and intangible assets, net
Argentina	$13	$12
Brazil	61	68
Mexico	41	44
Other countries	47	50
	162	174
Total goodwill and intangible assets	$198	$198
26 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 10. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Balances as of June 30, 2024	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Balances as of December 31, 2023	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)
	(In millions)
Cash and Cash Equivalents:
Money Market	$822	$822	$—	$639	$639	$—
U.S. government debt securities (1)	99	99	—	60	60	—
Foreign government debt securities (1)	—	—	—	32	32	—
Restricted Cash and Cash Equivalents:
Money Market (2)	188	188	—	278	278	—
Foreign government debt securities (1)	1	1	—	116	116	—
Investments:
U.S. government debt securities (1)	1,030	1,030	—	1,009	1,009	—
Foreign government debt securities (1) (3)	3,045	3,045	—	2,530	2,530	—
Corporate debt securities	253	253	—	30	30	—
Other Assets:
Derivative Instruments	49	—	49	23	—	23
Customer crypto-assets safeguarding assets	67	—	67	34	—	34
Intangible assets at fair value	36	36	—	24	24	—
Total Assets	$5,590	$5,474	$116	$4,775	$4,718	$57
Salaries and social security payable:
Long-term retention plan	$71	$—	$71	$104	$—	$104
Other Liabilities:
Derivative Instruments	22	—	22	31	—	31
Customer crypto-assets safeguarding liabilities	67	—	67	34	—	34
Total Liabilities	$160	$—	$160	$169	$—	$169
(1) Measured at fair value with impact on the statement of income for the application of the fair value option. (See Note 2 – Summary of significant accounting policies – Fair value option applied to certain financial instruments).
(2) As of June 30, 2024 and December 31, 2023, includes $183 million and $269 million, respectively, of money market funds from securitization transactions. (See Note 5 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
(3) As of June 30, 2024 and December 31, 2023, includes $18 million and $23 million, respectively, of investments from securitization transactions. (See Note 5 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis were valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions. As of June 30, 2024 and December 31, 2023, there were no assets and liabilities measured and recorded at fair value using level 3 inputs.
There were no transfers to and from Levels 1, 2 and 3 during the six-month period ended June 30, 2024, nor during the year ended December 31, 2023.
27 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The Company’s election of the fair value option applies to: i) foreign government debt securities and ii) U.S. government debt securities. The Company recognized fair value changes, which include the related interest income of those instruments, in net service revenues and financial income if it is related to Mercado Pago’s operations (please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results) or in interest income and other financial gains if not. Such fair value changes and interest income amount to gains of $141 million and $103 million in net service revenues and financial income, and $22 million and $11 million in interest income and other financial gains for the six-month periods ended June 30, 2024 and 2023, respectively, and $72 million and $54 million in net service revenues and financial income and $12 million and $3 million in interest income and other financial gains, for the three-month periods ended June 30, 2024 and 2023, respectively.
As of June 30, 2024 and December 31, 2023, the cost of the Company’s investment in corporate debt securities classified as available for sale amounted to $254 million and $30 million, respectively, and the estimated fair value amounted to $253 million and $30 million, respectively. The cost of these securities is determined under a specific identification basis. As of June 30, 2024, the gross unrealized losses accumulated in the interim condensed consolidated statements of comprehensive income amounted to $1 million and the gross unrealized gains amounted to less than $1 million. As of December 31, 2023 the gross unrealized gains accumulated in the consolidated statements of comprehensive income were less than $1 million. For the six and three-month periods ended June 30, 2024, the proceeds from sales of corporate debt securities amounted to $3 million. There were no sales of corporate debt securities during the six and three-month periods ended June 30, 2023.
The following table summarizes the net carrying amount of the corporate debt securities classified as available for sale, classified by its contractual maturities:

	June 30, 2024	December 31, 2023
	(In millions)
One year or less	$84	$5
One year to two years	51	12
Two years to three years	32	4
Three years to four years	23	3
Four years to five years	63	6
Total available for sale investments	$253	$30
The following table summarizes the net carrying amount of the debt securities not classified as available for sale, classified by its contractual maturities or Management expectation to convert the investments into cash:

	June 30, 2024	December 31, 2023
	(In millions)
One year or less	$3,988	$3,668
One year to two years	122	4
Two years to three years	33	—
Three years to four years	28	35
Four years to five years	2	37
More than five years	2	3
	$4,175	$3,747
28 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Financial assets and liabilities not measured and recorded at fair value
The following table summarizes the estimated fair value of the financial assets and liabilities of the Company not measured at fair value as of June 30, 2024 and December 31, 2023:

	Balances as of June 30, 2024	Estimated fair value as of June 30, 2024	Balances as of December 31, 2023	Estimated fair value as of December 31, 2023
	(In millions)
Cash and cash equivalents	$1,897	$1,897	$1,825	$1,825
Restricted cash and cash equivalents	816	816	898	898
Investments	101	101	15	15
Accounts receivables, net	190	190	156	156
Credit card receivables and other means of payment, net	4,168	4,168	3,632	3,632
Loans receivable, net	3,551	3,532	2,694	2,676
Other assets	124	124	131	131
Total Assets	$10,847	$10,828	$9,351	$9,333
Accounts payable and accrued expenses	$2,556	$2,556	$2,117	$2,117
Funds payable to customers	5,402	5,402	4,475	4,475
Amounts payable due to credit and debit card transactions	1,506	1,506	1,092	1,092
Salaries and social security payable	411	411	441	441
Loans payable and other financial liabilities	4,531	4,417	4,495	4,441
Other liabilities	320	320	285	285
Total Liabilities	$14,726	$14,612	$12,905	$12,851
As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s financial assets with determinable fair value (except for loans receivable) not measured at fair value approximated their fair value mainly because of their short-term maturity. If these financial assets were measured at fair value in the financial statements, cash and restricted cash would be classified as Level 1 (where cost and fair value are aligned) and the remaining financial assets would be classified as Level 2. The estimated fair value of the loans receivable would be classified as Level 3 based on the Company’s assumptions.
As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s financial liabilities (except for 2026 Sustainability Notes and 2031 Notes) not measured at fair value approximated their fair value mainly because of their short-term maturity and the effective interest rates are not materially different from market interest rates. If these financial liabilities were measured at fair value in the financial statements, these would be classified as Level 2. As of June 30, 2024 and December 31, 2023, the estimated fair value of the 2026 Sustainability Notes would be $357 million and $375 million, respectively, and the estimated fair value of the 2026 Notes would be $515 million and $599 million, respectively, which is based on Level 2 inputs.

NOTE 11. COMMITMENTS AND CONTINGENCIES
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers it to be probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of June 30, 2024, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $100 million within non-current other liabilities to cover legal actions against the Company for which Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.
In addition, as of June 30, 2024, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible of resulting in a loss for an estimated aggregate amount up to $209 million. No loss amounts have been accrued for such reasonably possible legal actions.
For further information related to contingent liabilities please refer to Note 15 to the consolidated financial statements in the Company’s 2023 10-K.
29 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Tax Claims
Brazilian preliminary injunction against the Brazilian tax authorities (withholding income tax)
The tax claim related to the Brazilian preliminary injunction against the Brazilian tax authorities is described in Note 15 to the consolidated financial statements in the Company’s 2023 10-K. On April 3, 2024, the Superior Court of Justice decided to analyze whether the matter under consideration is capable of becoming a binding precedent. In April 2024, the Company submitted a petition claiming that the case is fully capable of being judged as a binding precedent and the civil association, Câmara Brasileira da Economia Digital, submitted a petition as amicus curiae with the same arguments. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is probable based on the technical merits of the Company’s tax position and the existence of recent adverse decisions issued by the Superior Court of Justice. For that reason, the Company has recorded a provision for the disputed amounts, which was $325 million as of June 30, 2024, and which was recorded in non-current other liabilities in the consolidated balance sheets, net of the corresponding judicial deposits for $292 million (which includes $54 million of interest income).
Interstate rate of ICMS-DIFAL on interstate sales
Interstate rate of ICMS-DIFAL on interstate sales without Complementary Law
The tax claim related to the interstate rate of ICMS-DIFAL (Imposto sobre Circulaçao de Mercadorias, Serviços de Transporte Interestadual, Intermunicipal e Comunicação on interstate sales at a differential rate) without the existence of a complementary law is described in Note 15 to the consolidated financial statements in the Company’s 2023 10-K. In March 2024, one of the cases related to the State of Santa Catarina (whose risk of losing had been considered probable) received judgment in favor of the State. In June 2024, one of the cases related to the State of Rio de Janeiro (whose risk of losing had been considered remote) received judgment partially in favor of the Company. Therefore, the Company presented a motion of clarification which is now pending judgment. In addition, a case related to the State do Goiás (whose risk of losing had been considered probable) received judgment in favor of the Company, as a result of which, in June 2024, the State filed an appeal that is now pending judgment. The remaining cases pending as of December 31, 2023 had no updates during the six-month period ended June 30, 2024. The Company maintains a $2 million provision as of June 30, 2024 for the disputed amounts related to the 3 ongoing cases whose risk of losing is considered by Management to be probable, based on the opinion of external legal counsel.
Exclusion of ICMS tax benefits from federal taxes base
The tax claim related to the exclusion of ICMS tax benefits from the tax base of the Corporate Income Tax (“IRPJ”) and of the Social Contribution on Net Profits (“CSLL”) is described in Note 15 to the consolidated financial statements in the Company’s 2023 10-K. On April 17, 2024, the Federal Regional Court ruled in favor of the Company. Therefore, the Federal Government presented a motion of clarification, which is to be adjudicated in August 2024. The case has not yet become final and unappealable. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is not more likely than not based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts. As of June 30, 2024, the total amount under dispute was $51 million.
The tax claim related to the exclusion of ICMS tax benefits from tax base of the Social Contributions (PIS and COFINS) is described in Note 15 to the consolidated financial statements in the Company’s 2023 10-K. On April 25, 2024, a ruling favorable to the Company was issued recognizing the Company’s right to exclude the amounts of credits arising from ICMS tax incentives from the PIS and COFINS calculation basis. On June 7, 2024, the Federal Government filed an appeal. The Company responded to the appeal and the case was referred to the Court for judgment on the request for an appeal. The first instance court’s decision has not yet become final and unappealable. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts. The Company had recorded $14 million of PIS and COFINS tax benefits arising from the ICMS tax incentives as of June 30, 2024.
Administrative Tax Claims
The tax assessment claiming corporate income taxes (IRPJ and CSLL) in relation to the 2017 taxable year is described in Note 15 to the consolidated financial statements in the Company’s 2023 10-K. On July 24, 2024, the administrative body of first instance issued a decision in the case. The decision issued is partially favorable to the Company as it rejected the punitive fine of 150% over the tax charged and reduced it to 100%, but maintained the tax assessment and also the joint tax liability of the Senior Legal Director. The Company will present an appeal in the Federal Administrative Court. The case has not yet become final and unappealable. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is not more likely than not. For that reason, the Company has not recorded any expense or liability for the disputed amounts. As of June 30, 2024, the total amount under dispute related to IRPJ and CSLL was $68 million.

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
As of June 30, 2024 and December 31, 2023, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $4,907 million and $5,072 million, respectively, for which the Company recorded a provision of $9 million and $8 million, respectively.
Commitments
The Company committed to purchase cloud platform services from two U.S. suppliers based on the following terms:
1.for a total amount of $824 million, to be paid between October 1, 2021 and September 30, 2026. As of June 30, 2024, the Company had paid $524 million; and
2.for a total amount of $200 million, to be paid between September 23, 2022 and September 23, 2025. As of June 30, 2024, the Company had paid $118 million.
On April 8, 2022, the Company signed a 10-year agreement with Gol Linhas Aereas S.A. under which the Company is committed to contract a minimum amount of air logistics services for a total annual cost of $43 million (total amount once all the dedicated aircraft are in operation). Pursuant to the agreement, Gol Linhas Aereas S.A. provides logistics services in Brazil to Mercado Envios through six dedicated aircraft, all of which have already started operations as of June 30, 2024.
Since October 2023, the Company signed 3-year agreements with certain shipping companies in Brazil, under which the Company is committed to contract a minimum amount of logistics services for a total cost of $112 million.
On January 10, 2024, the Company signed a 5-year agreement for the naming rights of the Complexo Pacaembu (municipal stadium of the city of São Paulo), for a total amount of $56 million. The agreement has the option to extend the term for 5 additional independent periods of 5 years each, for the same amount indexed by the Brazilian inflation rate index IPCA.

NOTE 12. LONG TERM RETENTION PROGRAM
The following table summarizes the long term retention program accrued compensation expense for the six and three-month periods ended June 30, 2024 and 2023, which are payable in cash according to the decisions made by the Board of Directors (the “Board”):

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
LTRP 2018	$—	$2	$—	$—
LTRP 2019	13	9	6	4
LTRP 2020	13	10	6	4
LTRP 2021	13	12	6	5
LTRP 2022	22	22	10	9
LTRP 2023	38	28	16	14
LTRP 2024	28	—	15	—
Total LTRP	$127	$83	$59	$36
31 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 13. LOANS PAYABLE AND OTHER FINANCIAL LIABILITIES
The following tables summarize the Company’s Loans payable and other financial liabilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(In millions)
Loans from banks	$629	$485
Bank overdrafts	126	33
Secured lines of credit	43	39
Financial Bills	1	—
Deposit Certificates	923	976
Commercial Notes	10	7
Finance lease obligations	33	35
Collateralized debt	424	693
2026 Sustainability Notes	4	4
2031 Notes	9	9
Other lines of credit	1	11
Current loans payable and other financial liabilities	$2,203	$2,292

Loans from banks	$49	$72
Secured lines of credit	11	17
Financial Bills	84	8
Commercial Notes	186	211
Finance lease liabilities	78	96
Collateralized debt	1,057	782
2026 Sustainability Notes	374	389
2031 Notes	599	626
Other lines of credit	1	2
Non-Current loans payable and other financial liabilities	$2,439	$2,203
32 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	June 30, 2024	December 31, 2023
					(In millions)
Loans from banks
Chilean Subsidiaries	Chilean Pesos	Fixed	7.58%	July 2024 - May 2025	$110	$104
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.81%	March 2025	46	—
Brazilian Subsidiary (1)	US Dollar	Fixed	5.90%	August - November 2024	223	216
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.80%	July 2024 - May 2031	24	9
Mexican Subsidiary	Mexican Pesos	Variable	TJLP + 1.59% to 3.5%	July 2024 - June 2027	212	178
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	8.74%	July - September 2024	59	50
Colombian Subsidiary	Colombian Pesos	Fixed	12.59%	July 2024	4	—

Bank overdrafts
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	9.29%	July 2024	11	13
Chilean Subsidiaries	Chilean Pesos	Variable	TIB + 2.00%	July 2024	7	20
Brazilian Subsidiary	Brazilian Reais	—	—	July 2024	108	—

Secured lines of credit
Argentine Subsidiaries	Argentine Pesos	Fixed	38.29%	July 2024	33	29
Mexican Subsidiary	Mexican Pesos	Fixed	10.42%	July 2024 - July 2027	21	27

Financial Bills
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.65% - 1.40%	March 2025 - June 2026	85	8

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.69%	June 2025	14	—
Brazilian Subsidiary	Brazilian Reais	Variable	100% to 150% of CDI	July 2024 - June 2025	858	703
Brazilian Subsidiary	Brazilian Reais	Fixed	10.07% - 11.45%	July - December 2024	24	77
Brazilian Subsidiary	Brazilian Reais	Variable	104.00% of CDI	August 2024	27	196

Commercial Notes
Brazilian Subsidiary	Brazilian Reais	Variable	DI + 0.88%	July 2024 - August 2027	67	78
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41%	July 2024 - August 2029	129	140

Finance lease liabilities					111	131
Collateralized debt					1,481	1,475
2026 Sustainability Notes	US Dollar	Fixed	2.375%	July 2024 - January 2026	378	393
2031 Notes	US Dollar	Fixed	3.125%	July 2024 - January 2031	608	635
Other lines of credit					2	13
					$4,642	$4,495
(1) The carrying amount includes the effect of the derivative instruments that qualified for fair value hedge accounting. See Note 16 – Derivative instruments for further detail.
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
33 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

During 2023, the Company repurchased $9 million and $70 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively, plus $1 million of interest accrued. The total amount paid amounted to $66 million. During the three-months ended June 30, 2024, the Company repurchased $15 million and $27 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid amounted to $38 million. For the six and three-month periods ended June 30, 2024, the Company recognized $5 million as a gain in Interest income and other financial gains in the interim condensed consolidated statements of income.
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
For the six and three-month periods ended June 30, 2023, the Company recognized interest expense, including the amortization of issuance costs, of $5 million and $2 million, respectively.
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
As of June 30, 2024, no amounts have been borrowed under the facility.

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
The Company securitizes certain credit card receivables related to users’ purchases through Chilean SPEs. Under these SPE contracts, the Company has determined that it has no obligation to absorb losses or the right to receive benefits of the SPEs that could be significant because it does not retain any equity certificate of participation or subordinated interest in the SPEs. As the Company does not control the vehicles, its assets, liabilities and related results are not consolidated in the Company’s financial statements.
Additionally, the Company securitizes certain credit card receivables related to users’ purchases through Brazilian SPEs. Under these SPE contracts, the Company has determined that it has the obligation to absorb losses or the right to receive benefits of the SPEs that could be significant because it retains subordinated interest in the SPEs. As the Company controls the vehicles, the assets, liabilities and related results are consolidated in its financial statements.
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
34 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the Company’s collateralized debt under securitization transactions, as of June 30, 2024:

SPEs	Collateralized debt as of June 30, 2024 (In millions)	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	$181	CDI + 2.50%	Brazilian Reais	May 2025
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	16	CDI + 3.50%	Brazilian Reais	August 2025
Olimpia Fundo de Investimento Em Direitos Creditórios	75	CDI + 1.25%	Brazilian Reais	November 2024
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	215	CDI + 2.35%	Brazilian Reais	January 2030
Seller Fundo De Investimento Em Direitos Creditórios	183	CDI + 1.60%	Brazilian Reais	March 2026
Seller Fundo De Investimento Em Direitos Creditórios	91	CDI + 1.80%	Brazilian Reais	May 2026
Seller Fundo De Investimento Em Direitos Creditórios	36	CDI + 1.40%	Brazilian Reais	September 2026
Seller Fundo De Investimento Em Direitos Creditórios	18	CDI + 1.60%	Brazilian Reais	November 2026
Mercado Crédito Consumo XXVI	3	Badlar rates plus 200 basis points with a min 100% and a max 160%	Argentine Pesos	July - November 2024 (2)
Mercado Crédito Consumo XXVII	9	Badlar rates plus 200 basis points with a min 100% and a max 180%	Argentine Pesos	August 2024 - March 2025 (2)
Mercado Crédito Consumo XXVIII	11	Badlar rates plus 200 basis points with a min 100% and a max 190%	Argentine Pesos	September 2024 - April 2025 (2)
Mercado Crédito Consumo XXIX	11	Badlar rates plus 200 basis points with a min 75% and a max 155%	Argentine Pesos	October 2024 - March 2025 (2)
Mercado Crédito Consumo XXX	12	Badlar rates plus 200 basis points with a min 75% and a max 155%	Argentine Pesos	November 2024 - April 2025 (2)
Mercado Crédito Consumo XXXI	16	Badlar rates plus 200 basis points with a min 45% and a max 125%	Argentine Pesos	December 2024 - March 2025 (2)
Mercado Crédito Consumo XXXII	18	Badlar rates plus 200 basis points with a min 25% and a max 80%	Argentine Pesos	January 2025
Mercado Crédito Consumo XXXIII	25	Badlar rates plus 200 basis points with a min 5% and a max 60%	Argentine Pesos	March - April 2025 (2)
Mercado Crédito Consumo XXXIV (1)	18	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	April - July 2025 (2)
Mercado Crédito XIX	1	Badlar rates plus 200 basis points with a min 100% and a max 140%	Argentine Pesos	July 2024 - August 2025 (2)
Mercado Crédito XX	5	Badlar rates plus 200 basis points with a min 100% and a max 170%	Argentine Pesos	September - December 2024 (2)
Mercado Crédito XXI	6	Badlar rates plus 200 basis points with a min 45% and a max 125%	Argentine Pesos	January - March 2025 (2)
Mercado Crédito XXII	6	Badlar rates plus 200 basis points with a min 15% and a max 70%	Argentine Pesos	March - April 2025 (2)
Mercado Crédito XXIII (1)	14	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	May - June 2025 (2)
35 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

SPEs	Collateralized debt as of June 30, 2024 (In millions)	Interest rate	Currency	Maturity
Fideicomiso de administración y fuente de pago CIB/3756	229	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.35%	Mexican Pesos	August 2026
Fideicomiso de administración y fuente de pago CIB/3369	33	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 7.0%	Mexican Pesos	July 2027
Fideicomiso de administración y fuente de pago CIB/3369	249	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.8%	Mexican Pesos	July 2027
	$1,481
(1) As of June 30, 2024, Loans payables owned by these trusts were obtained through private placements. Mercado Crédito Consumo XXXIV trust made a public bond offering in the Argentine stock market on July 15, 2024. Mercado Crédito XXIII trust made a public bond offering in the Argentine stock market on July 4, 2024.
(2) Minimum and maximum maturity depending on the applicable interest rate within the range.
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
The assets and liabilities of the SPEs are included in the Company’s unaudited interim condensed consolidated financial statements as of June 30, 2024 and December 31, 2023 as follows:

	June 30, 2024	December 31, 2023
Assets	(In millions)
Current assets:
Restricted cash and cash equivalents	$226	$355
Credit card receivables and other means of payments, net	61	105
Loans receivable, net of allowances	1,263	1,198
Total current assets	1,550	1,658
Non-current assets:
Long-term investments	18	23
Loans receivable, net of allowances	54	27
Total non-current assets	72	50
Total assets	$1,622	$1,708
Liabilities
Current liabilities:
Loans payable and other financial liabilities	$424	$693
Other liabilities	1	1
Total current liabilities	425	694
Non-current liabilities:
Loans payable and other financial liabilities	1,057	782
Total non-current liabilities	1,057	782
Total liabilities	$1,482	$1,476

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
Supplemental balance sheet information related to leases was as follows:

	June 30, 2024	December 31, 2023
	(In millions)
Operating Leases
Operating lease right-of-use assets	$775	$899

Operating lease liabilities	$761	$838

Finance Leases
Property and equipment, at cost	$180	$183
Accumulated depreciation	(69)	(50)
Property and equipment, net	$111	$133

Loans payable and other financial liabilities	$111	$131
The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term
Operating leases	7 Years	8 Years
Finance leases	3 Years	3 Years

Weighted average discount rate (1)
Operating leases	9%	9%
Finance leases	14%	34%
(1) Includes discount rates of leases in local currency and U.S. dollar.
The components of lease expense were as follows:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Operating lease cost	$101	$88

Finance lease cost:
Depreciation of property and equipment	$19	$10
Interest on lease liabilities	9	5
Total finance lease cost	$28	$15
37 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending	Operating Leases	Finance Leases
	(In millions)
One year or less	$180	$47
One year to two years	161	42
Two years to three years	131	34
Three years to four years	120	18
Four years to five years	110	5
Thereafter	333	—
Total lease payments	1,035	146
Less imputed interest	(274)	(35)
Total	$761	$111

NOTE 16. DERIVATIVE INSTRUMENTS
Cash flow hedges
As of June 30, 2024, the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOs devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Real. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the interim condensed consolidated statements of income in the “Cost of net revenues and financial expenses” line item, in the same period the forecasted transaction affects earnings. As of June 30, 2024, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive loss will be reclassified into the interim condensed consolidated statements of income within the next 12 months.
In addition, the Company has entered into swap contracts to hedge the interest rate fluctuation of its financial debt held by one of its Brazilian subsidiaries. The Company designated the swap contracts as cash flow hedges. The derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the interim condensed consolidated statements of income in the “Cost of net revenues and financial expenses” line item within the next 12 months. As of June 30, 2024, there are no outstanding derivatives hedging the interest rate fluctuation of the financial debt designated as cash flow hedges.
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
Derivative instruments not designated as hedging instruments
The Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian subsidiaries, whose functional currencies are the Brazilian Real. These transactions were not designated as hedges for accounting purposes. As of June 30, 2024, there are no outstanding derivatives hedging the foreign currency fluctuation not designated as hedging instruments.
38 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

In addition, the Company entered into full cross currency swap contracts to hedge the interest rate fluctuation and foreign currency fluctuations of its financial debt nominated in U.S. dollars held by its Brazilian subsidiaries. These transactions were not designated as hedges for accounting purposes.
Finally, as of June 30, 2024, the Company entered into swap contracts to hedge the interest rate fluctuation of a certain portion of its financial debt in its Brazilian subsidiaries and VIEs. These transactions were not designated as hedges for accounting purposes.
The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of
	June 30, 2024	December 31, 2023
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$91	$91
Cross currency swap contracts	224	244

Not designated as hedging instrument
Foreign exchange contracts	$—	$16
Interest rate swap contracts	162	245
Derivative instrument contracts
The fair values of the Company’s outstanding derivative instruments as of June 30, 2024 and December 31, 2023 were as follows:

Derivative instruments	Balance sheet location	June 30,	December 31,
		2024	2023
		(In millions)
Foreign exchange contracts designated as cash flow hedges	Other current assets	$7	$—
Cross currency swap contracts designated as fair value hedge	Other current assets	22	1
Interest rate swap contracts not designated as hedging instruments	Other non-current assets	20	22
Cross currency swap contracts designated as net investment hedge	Other current liabilities	1	6
Cross currency swap contracts designated as fair value hedge	Other current liabilities	—	4
Interest rate swap contracts not designated as hedging instruments	Other current liabilities	6	7
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	—	1
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	—	3
Interest rate swap contracts not designated as hedging instruments	Other non-current liabilities	15	10

The effects of derivative contracts on the interim condensed consolidated statement of comprehensive income for the six-month periods ended June 30, 2024 and June 30, 2023 were as follows:

	December 31, 2023	Amount of gain recognized in other comprehensive loss	Amount of loss reclassified from accumulated other comprehensive loss	June 30, 2024
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(4)	$10	$1	$7
Cross currency swap contracts designated as net investment hedge	(3)	2	1	—
	$(7)	$12	$2	$7

39 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	December 31, 2022	Amount of gain (loss) recognized in other comprehensive income	Amount of (gain) loss reclassified from accumulated other comprehensive loss	June 30, 2023
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(2)	$(10)	$4	$(8)
Interest swap contracts designated as cash flow hedges	(2)	8	(6)	—
Cross currency swap contracts designated as net investment hedge	(1)	(8)	4	(5)
	$(5)	$(10)	$2	$(13)
The effect of the Company’s fair value hedge relationships on the interim condensed consolidated statements of income for the six and three-month periods ended June 30, 2024 is a net gain of $26 million and $22 million, respectively, and affected Cost of net revenues and financial expenses and foreign exchange losses, net. For the six and three-month periods ended June 30, 2023, the Company recognized a loss of $13 million and $8 million, respectively, that affected Cost of net revenues and financial expenses.
The carrying amount of the hedged items for fair value hedges included in the “Loans payable and other financial liabilities” line item of the interim condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 was $223 million and $216 million, respectively.
The effect of the Company’s fair value hedge relationships on the interim condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of June 30, 2024 and December 31, 2023 is $1 million, respectively.
The effects of derivative contracts not designated as hedging instruments on the interim condensed consolidated statements of income for the six and three-month periods ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Foreign exchange contracts not designated as hedging instruments recognized in Foreign currency losses, net	$—	$(11)	$—	$(5)
Interest rate contracts not designated as hedging instruments recognized in Interest expense and other financial losses	(6)	5	(4)	3
	$(6)	$(6)	$(4)	$(2)

NOTE 17. SHARE REPURCHASE PROGRAM
On February 21, 2023, the Board authorized the Company to repurchase shares of the Company’s common stock, for an aggregate consideration of up to $900 million.
The Company acquired shares of its own common stock in the Argentine market and paid for them in Argentine Pesos at a price that reflects the additional cost of accessing U.S. dollars through securities denominated in U.S. dollars, because of restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate in Argentina (see Note 2 – Summary of significant accounting policies - Argentine currency status and macroeconomic outlook of these unaudited interim condensed consolidated financial statements). As a result, the Company recognized foreign currency losses of $213 million for the six-month period ended June 30, 2023, while foreign currency losses for the three-month period ended June 30, 2023 amounted to $157 million. During the three-month period ended March 31, 2024, the Company had not acquired any shares under the aforementioned share repurchase program. This Program expired on March 31, 2024.
40 | MercadoLibre, Inc.

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
■a discussion of our principal trends and results of operations for the six and three-month periods ended June 30, 2024 and 2023;
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
41 | MercadoLibre, Inc.

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
The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full experience. Sellers that opt into our logistics solutions are not only able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices, but are also eligible to access shipping subsidies to offer free or discounted shipping for many of their sales on our Marketplaces. In 2020, we launched Meli Air with a fleet of dedicated aircraft covering routes across Brazil and Mexico, with the aim of improving our delivery times. We have also developed a network of independent neighborhood stores and commercial points (known as “Meli Places”) to receive and store packages that are in transit using our integrated technology. Meli Places network allows buyers and sellers to pick-up, drop-off, or return packages with a better experience, reducing the travel distance for all parties. As of June 30, 2024, we offer our shipping solution directed towards deliveries in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay, Peru and Ecuador and we also offer free shipping to buyers in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay and Peru.
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
42 | MercadoLibre, Inc.

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
The following table sets forth the percentage of our consolidated net revenues by segment for the six and three-month periods ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Three Months Ended June 30,
(% of total consolidated net revenues)	2024	2023 (1)	2024	2023 (1)
Brazil	57.0%	51.4%	54.9%	51.4%
Argentina	15.7	24.3	17.0	23.8
Mexico	23.1	19.7	23.7	20.2
Other Countries	4.2	4.6	4.4	4.6
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
The following table summarizes the changes in our net revenues by segment for the six and three-month periods ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change from 2023 to 2024		Three Months Ended June 30,		Change from 2023 to 2024
	2024	2023 (1)	in Dollars	in %	2024	2023 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Brazil	$5,357	$3,481	$1,876	53.9%	$2,786	$1,842	$944	51.2%
Argentina (2)	1,478	1,642	(164)	(10.0)	863	855	8	0.9
Mexico	2,172	1,334	838	62.8	1,201	724	477	65.9
Other Countries	399	314	85	27.1	223	164	59	36.0
Total Net Revenues	$9,406	$6,771	$2,635	38.9%	$5,073	$3,585	$1,488	41.5%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
(2) The main driver of Argentina’s net revenues and financial income decrease is explained by the average inter-annual increase of Argentina’s official exchange rate against U.S. dollar of 308.4% and 282.5% for the six and three-month periods ended June 30, 2024, respectively, partially offset by an average inter-annual inflation rate in our Argentine segment of 275.9% and 279.1% for the six and three-month periods ended June 30, 2024.

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
43 | MercadoLibre, Inc.

Results of operations for the six and three-month periods ended June 30, 2024 compared to the six and three-month periods ended June 30, 2023
The selected financial data for the six and three-month periods ended June 30, 2024 and 2023 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. The results of operations for the six and three-month periods ended June 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024 or for any other period.

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
■interest, cash advances and fees from credit cards, merchant and consumer loans granted under our Mercado Credito solution;
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
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the six and three-month periods ended June 30, 2024 and 2023, no single customer accounted for more than 5.0% of our net revenues and financial income.
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
44 | MercadoLibre, Inc.

Our net revenues and financial income grew during the six and three-month periods ended June 30, 2024 as compared to the same period in 2023, boosted by an increase in the share of shipping services where we act as principal, as opposed to agent, the growth of credits business originations and our gross merchandise volume. This growth was partially offset by the negative effect on net revenues of the Argentine currency depreciation.
The continued execution of our long-term strategies in Commerce and Fintech businesses has enabled us to deliver growth in gross merchandise volume, total payment volume and net revenues, alongside record quarterly operating results and strong cash generation.
The following table summarizes our consolidated net revenues and financial income for the six and three-month periods ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change from 2023 to 2024		Three Months Ended June 30,		Change from 2023 to 2024
	2024	2023 (1)	in Dollars	in %	2024	2023 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Net revenues and financial income	$9,406	$6,771	$2,635	38.9%	$5,073	$3,585	$1,488	41.5%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
The following table summarizes our consolidated net revenues and financial income by revenue stream and geographic segment for the six and three-month periods ended June 30, 2024 and 2023:

Consolidated net revenues and financial income	Six Months Ended June 30,		Change from 2023 to 2024		Three Months Ended June 30,		Change from 2023 to 2024
	2024	2023 (1)	in Dollars	in %	2024	2023 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Brazil
Commerce	$3,264	$1,956	$1,308	66.9%	$1,701	$1,049	$652	62.2%
Fintech	2,093	1,525	568	37.2	1,085	793	292	36.8
	5,357	3,481	1,876	53.9	2,786	1,842	944	51.2
Argentina
Commerce	507	575	(68)	(11.8)	307	302	5	1.7
Fintech	971	1,067	(96)	(9.0)	556	553	3	0.5
	1,478	1,642	(164)	(10.0)	863	855	8	0.9
Mexico
Commerce	1,412	873	539	61.7	799	475	324	68.2
Fintech	760	461	299	64.9	402	249	153	61.4
	2,172	1,334	838	62.8	1,201	724	477	65.9
Other countries
Commerce	283	208	75	36.1	163	110	53	48.2
Fintech	116	106	10	9.4	60	54	6	11.1
	399	314	85	27.1	223	164	59	36.0
Consolidated
Commerce	5,466	3,612	1,854	51.3	2,970	1,936	1,034	53.4
Fintech	3,940	3,159	781	24.7	2,103	1,649	454	27.5
Total	$9,406	$6,771	$2,635	38.9%	$5,073	$3,585	$1,488	41.5%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
See Note 9 – Segments of our unaudited interim condensed consolidated financial statements for further information regarding our net revenues and financial income disaggregated by similar products and services for the six and three-month periods ended June 30, 2024 and 2023.
45 | MercadoLibre, Inc.

Our Commerce revenues grew $1,854 million and $1,034 million, or 51.3% and 53.4%, for the six and three-month periods ended June 30, 2024, respectively, as compared to the same periods in 2023. This increase in Commerce revenues was primarily attributable to:
■(i) an increase of $1,631 million and $918 million in our Commerce services revenues for the six and three-month periods ended June 30, 2024, respectively, mainly related to a 20.4% and 20.4% increase in gross merchandise volume, respectively, (ii) a 28.2% and 30.4% increase in our shipped items, respectively, and (iii) higher flat fee contributions for low gross merchandise volume transactions. Shipping carrier costs, which are netted against revenues, decreased $519 million and $344 million, from $1,100 million and $563 million for the six and three-month periods ended June 30, 2023, to $581 million and $220 million for the six and three-month periods ended June 30, 2024, respectively, mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent; and
■an increase of $223 million and $116 million in our revenues from Commerce products sales for the six and three-month periods ended June 30, 2024, respectively, as compared to the same period in 2023, mainly in Brazil and Mexico, partially offset by Argentina, mainly due to an increase in the Argentina’s official exchange rate against U.S. dollar.
Our Fintech revenues grew 24.7% and 27.5%, from $3,159 million and $1,649 million for the six and three-month periods ended June 30, 2023, respectively, to $3,940 million and $2,103 million for the six and three-month periods ended June 30, 2024, respectively. This increase was mainly generated by:
■an increase of $513 million and $279 million in our credits revenues for the six and three-month periods ended June 30, 2024, respectively, mainly as a consequence of higher originations; and
■an increase of $270 million and $174 million in our revenues from Financial services and income for the six and three-month periods ended June 30, 2024, respectively, mainly related to a 35.1% and 35.6% increase in our total payment volume, and a 55.1% and 54.8% increase in our total payment transactions, respectively.
Brazil
Commerce revenues in Brazil increased 66.9% in the six-month period ended June 30, 2024 as compared to the same period in 2023. This increase was generated by an increase of $1,116 million in our Commerce services revenues mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, and an increase of $192 million in our revenues from Commerce products sales. Fintech revenues grew by 37.2%, a $568 million increase, during the six-month period ended June 30, 2024 as compared to the same period in 2023, mainly driven by an increase of $381 million in our Credits revenues and an increase of $186 million in our revenues from Financial services and income.
Commerce revenues in Brazil increased 62.2% in the three-month period ended June 30, 2024 as compared to the same period in 2023. This increase was generated by an increase of $565 million in our Commerce services revenues mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, and an increase of $87 million in our revenues from Commerce products sales. Fintech revenues grew by 36.8%, a $292 million increase, during the three-month period ended June 30, 2024 as compared to the same period in 2023, mainly driven by an increase of $206 million in our Credits revenues and an increase of $85 million in our revenues from Financial services and income.
Argentina
The main driver of Argentina’s net revenues and financial income decrease in the six-month period ended June 30, 2024 is explained by an average inter-annual increase of Argentina’s official exchange rate against U.S. dollar of 308.4% for the six-month period ended June 30, 2024, partially offset by an average inter-annual inflation rate in our Argentine segment of 275.9% for the six-month period ended June 30, 2024, respectively.
Commerce revenues decreased 11.8% in the six-month period ended June 30, 2024 as compared to the same period in 2023. This decrease was generated by a decrease of $38 million in our revenues from Commerce products sales and a decrease of $30 million in our Commerce services revenues. Fintech revenues decreased 9.0%, a $96 million decrease, during the six-month period ended June 30, 2024 as compared to the same period in 2023, mainly driven by a decrease of $69 million in our Credits revenues and a decrease of $26 million in our revenues from Financial services and income.
Commerce revenues increased 1.7% in the three-month period ended June 30, 2024 as compared to the same period in 2023. This increase was generated by an increase of $18 million in our Commerce services revenues, partially offset by a decrease of $13 million in our revenues from Commerce products sales. Fintech revenues increased 0.5%, a $3 million increase, during the three-month period ended June 30, 2024 as compared to the same period in 2023, mainly driven by an increase of $32 million in our revenues from Financial services and income, partially offset by a decrease of $29 million in our Credits revenues.
Mexico
Commerce revenues in Mexico increased 61.7% in the six-month period ended June 30, 2024 as compared to the same period in 2023. This increase was generated by an increase of $486 million in our Commerce services revenues mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, and an increase of $53 million in our revenues from Commerce products sales. Fintech revenues grew 64.9%, a $299 million increase, during the six-month period ended June 30, 2024 as compared to the same period in 2023, mainly driven by an increase of $198 million in our Credits revenues and an increase of $98 million in our revenues from Financial services and income.
46 | MercadoLibre, Inc.

Commerce revenues in Mexico increased 68.2% in the three-month period ended June 30, 2024 as compared to the same period in 2023. This increase was generated by an increase of $293 million in our Commerce services revenues mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, and an increase of $31 million in our revenues from Commerce products sales. Fintech revenues grew 61.4%, a $153 million increase, during the three-month period ended June 30, 2024 as compared to the same period in 2023, mainly driven by an increase of $101 million in our Credits revenues and an increase of $50 million in our revenues from Financial services and income.
The following table sets forth our total net revenues and financial income and the sequential quarterly variation of these net revenues and financial income for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except percentages)
2024
Net revenues and financial income	$4,333	$5,073	n/a	n/a
Percent change from prior quarter	(2)%	17%
2023 (1)
Net revenues and financial income	$3,186	$3,585	$3,927	$4,409
Percent change from prior quarter	2%	13%	10%	12%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
The following table sets forth the growth in net revenues and financial income in local currencies, for the six and three-month periods ended June 30, 2024 as compared to the same period in 2023:

	Change from 2023 to 2024
(% of revenue growth in Local Currency) (1)	Six-month period	Three-month period
Brazil	54.8%	59.4%
Argentina (2)	262.9	285.4
Mexico	54.2	61.9
Other countries	36.6	47.6
Total consolidated	104.3%	113.2%
(1) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2023 and applying them to the corresponding months in 2024, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.
(2) Average inter-annual increase of Argentina’s official exchange rate against U.S. dollar for the six and three-month periods ended June 30, 2024 was 308.4% and 282.5%, respectively. This effect was partially offset by an average inter-annual inflation rate in our Argentine segment of 275.9% and 279.1% for the six and three-month periods ended June 30, 2024, respectively.
47 | MercadoLibre, Inc.

Cost of net revenues and financial expenses
Cost of net revenues and financial expenses primarily includes cost of goods sold, shipping operation costs (including warehousing costs), carrier and other operating costs, collection fees, sales taxes, funding costs related to our credits and Mercado Pago business, fraud prevention expenses, hosting and site operation fees, certain tax withholding related to export duties, compensation for customer support personnel and depreciation and amortization. The following table presents cost of net revenues and financial expenses for the periods indicated:

	Six Months Ended June 30,		Change from 2023 to 2024		Three Months Ended June 30,		Change from 2023 to 2024
	2024	2023 (1)	in Dollars	in %	2024	2023 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Cost of net revenues and financial expenses	$5,017	$3,326	$1,691	50.8%	$2,708	$1,754	$954	54.4%
As a percentage of net revenues and financial income	53.3%	49.1%			53.4%	48.9%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
For the six-month period ended June 30, 2024 as compared to the same period in 2023, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $1,160 million increase in shipping operating and carrier costs mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent; ii) $185 million increase in collection fees, which was mainly attributable to our Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iii) $159 million increase in cost of sales of goods mainly in Brazil and Mexico, partially offset by a decrease in Argentina; and iv) $101 million increase in sales taxes.
For the three-month period ended June 30, 2024 as compared to the same period in 2023, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $673 million increase in shipping operating and carrier costs mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent; ii) $110 million increase in collection fees, which was mainly attributable to our Brazilian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; iii) $93 million increase in cost of sales of goods mainly in Brazil and Mexico; and iv) $42 million increase in sales taxes.
Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues and financial income, which are classified as a cost of net revenues and financial expenses. These taxes represented 6.6% and 6.2% of net revenues and financial income for the six and three-month periods ended June 30, 2024, and 7.7% and 7.6% for the same period in 2023.
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
For the six and three-month periods ended June 30, 2024 and 2023, our gross profit margins were 46.7% and 46.6%, and 50.9% and 51.1%, respectively. The decrease in our gross profit margin resulted primarily from an increase in our shipping operating and carrier costs, as a percentage of net revenues and financial income mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, partially offset by a decrease of our other fintech costs, sales taxes, cost of sales of goods and collection fees, as a percentage of net revenues and financial income.
In the future, our gross profit margin could decline if we continue growing our sales of goods business, which has a lower pure product margin, building up our logistics network and if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues and financial income trend.
48 | MercadoLibre, Inc.

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

	Six Months Ended June 30,		Change from 2023 to 2024		Three Months Ended June 30,		Change from 2023 to 2024
	2024	2023	in Dollars	in %	2024	2023	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Product and technology development	$918	$749	$169	22.6%	$460	$368	$92	25.0%
As a percentage of net revenues and financial income	9.8%	11.1%			9.1%	10.3%
For the six-month period ended June 30, 2024, the increase in product and technology development expenses as compared to the same period in 2023 was primarily attributable to a: i) $82 million increase in salaries and wages mainly related to the increase of 17% in our product and technology development headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; ii) $50 million increase in other product and technology development expenses mainly related to certain disputed amounts regarding withholding income tax contingencies in Brazil and higher tax withholding in connection with intercompany export services billing duties; and iii) $23 million increase in depreciation and amortization expenses mainly related to capitalized information and technology assets.
For the three-month period ended June 30, 2024, the increase in product and technology development expenses as compared to the same period in 2023 was primarily attributable to a: i) $44 million increase in salaries and wages mainly related to the increase of 17% in our product and technology development headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; ii) $26 million increase in other product and technology development expenses mainly related to certain disputed amounts regarding withholding income tax contingencies in Brazil and higher tax withholding in connection with intercompany export services billing duties; and iii) $11 million increase in depreciation and amortization expenses mainly related to capitalized information and technology assets.
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
The following table presents sales and marketing expenses for the periods indicated:

	Six Months Ended June 30,		Change from 2023 to 2024		Three Months Ended June 30,		Change from 2023 to 2024
	2024	2023	in Dollars	in %	2024	2023	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Sales and marketing	$989	$766	$223	29.1%	$511	$383	$128	33.4%
As a percentage of net revenues and financial income	10.5%	11.3%			10.1%	10.7%
For the six-month period ended June 30, 2024, the increase in sales and marketing expenses as compared to the same period in 2023 was primarily attributable to a: i) $135 million increase in online and offline marketing expenses mainly in Brazil and Mexico; ii) $30 million increase in our buyer protection program expenses; iii) $24 million increase in salaries and wages mainly related to the increase of 11% in our sales and marketing headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; and iv) $20 million increase in chargebacks.
49 | MercadoLibre, Inc.

For the three-month period ended June 30, 2024, the increase in sales and marketing expenses as compared to the same period in 2023 was primarily attributable to a: i) $71 million increase in online and offline marketing expenses mainly in Brazil and Mexico; ii) $19 million increase in our buyer protection program expenses; iii) $15 million increase in chargebacks; and iv) $10 million increase in salaries and wages mainly related to the increase of 18% in our sales and marketing headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price.
Provision for doubtful accounts
Provision for doubtful accounts consists of the current expected credit losses on our financial assets, mainly loans receivable. The following table presents provision for doubtful accounts expenses for the periods indicated:

	Six Months Ended June 30,		Change from 2023 to 2024		Three Months Ended June 30,		Change from 2023 to 2024
	2024	2023	in Dollars	in %	2024	2023	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Provision for doubtful accounts	$824	$474	$350	73.8%	$450	$222	$228	102.7%
As a percentage of net revenues and financial income	8.8%	7.0%			8.9%	6.2%
For the six and three-month period ended June 30, 2024, as compared to the same period in 2023, the provision for doubtful accounts increased $350 million and $228 million, respectively, due to the increase in originations growing at 75% and 79% (mainly related to the credit card and consumer product), respectively, and an increase of our 15-90 days non-performing loans ratio from 7.5% as of June 30, 2023 to 8.2% as of June 30, 2024.
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

	Six Months Ended June 30,		Change from 2023 to 2024		Three Months Ended June 30,		Change from 2023 to 2024
	2024	2023	in Dollars	in %	2024	2023	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
General and administrative	$404	$369	$35	9.5%	$218	$189	$29	15.3%
As a percentage of net revenues and financial income	4.3%	5.4%			4.3%	5.3%
For the six-month period ended June 30, 2024, the increase in general and administrative expenses as compared to the same period in 2023 was primarily attributable to a: i) $25 million increase in salaries and wages, mainly related to the increase of 11% in general and administrative headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; and ii) $9 million increase in tax and other fees. This increase was partially offset by $12 million gain related to the change in the fair value of digital assets.
For the three-month period ended June 30, 2024, the increase in general and administrative expenses as compared to the same period in 2023 was primarily attributable to a: i) $8 million increase in salaries and wages, mainly related to the increase of 11% in general and administrative headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; ii) $6 million increase in tax and other fees; and iii) $4 million loss related to the change in the fair value of digital assets.
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
50 | MercadoLibre, Inc.

For the six and three-month periods ended June 30, 2024, as compared to the same period in 2023, our operating income margin decreased from 16.1% and 18.7% to 13.3% and 14.3%. This decrease was mainly explained by an increase in cost of net revenues and financial expenses as a percentage of net revenues and financial income, mainly due to an increase in the share of shipping services where we act as principal as opposed to agent, and provision of doubtful accounts, as a percentage of net revenues and financial income. This decrease was partially offset by product and technology development related expenses and general and administrative expenses, as a percentage of net revenues and financial income.
Other income (expenses), net
Other income (expenses), net consists primarily of interest income derived from our investments and cash equivalents, interest expense and other financial charges related to financial liabilities not related to Mercado Pago’s operations, and foreign currency gains or losses. The following table presents other income (expenses), net for the periods indicated:

	Six Months Ended June 30,		Change from 2023 to 2024		Three Months Ended June 30,		Change from 2023 to 2024
	2024	2023 (1)	in Dollars	in %	2024	2023 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Other income (expenses), net	$(105)	$(295)	$190	(64.4)%	$(58)	$(197)	$139	(70.6)%
As a percentage of net revenues and financial income	(1.1)%	(4.4)%			(1.1)%	(5.5)%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
For the six-month period ended June 30, 2024, the decrease in other expense, net as compared to the same period in 2023 was primarily attributable to lower foreign exchange losses of $181 million due to acquisitions of financial instruments in the Argentine market at a price that reflects an additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate, and due to lower foreign exchange losses from our Argentine subsidiaries. This was partially offset by higher foreign exchange losses from our Brazilian and Mexican subsidiaries.
For the three-month period ended June 30, 2024, the decrease in other expense, net as compared to the same period in 2023 was primarily attributable to lower foreign exchange losses of $145 million due to acquisitions of financial instruments in the Argentine market at a price that reflects an additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate, and due to lower foreign exchange losses from our Argentine subsidiaries. This was partially offset by higher foreign exchange losses from our Brazilian and Mexican subsidiaries.
Income tax
We are subject to federal and state income tax in the United States, as well as foreign taxes in the multiple jurisdictions where we operate. Our tax obligations consist of current and deferred income taxes incurred in these jurisdictions. We account for income taxes following the liability method of accounting. A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized. Therefore, our income tax expense consists of taxes currently payable, if any (given that in certain jurisdictions we still have net operating loss carry-forwards), plus the change in our deferred tax assets and liabilities as a result of the estimate tax rate, adjusted for discrete items that are accounted for in the relevant period.
The following table summarizes the composition of our income taxes for the six and three-month periods ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Change from 2023 to 2024		Three Months Ended June 30,		Change from 2023 to 2024
	2024	2023	in Dollars	in %	2024	2023	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Income tax expense	$274	$332	$(58)	(17.5)%	$137	$210	$(73)	(34.8)%
As a percentage of net revenues and financial income	2.9%	4.9%			2.7%	5.9%
During the six and three-month periods ended June 30, 2024 as compared to the same periods in 2023, income tax expense decreased mainly as a result of lower income tax expense in Argentina due to lower pre-tax gains in that segment and higher tax loss carry forward in our Mexican segment. This decrease was partially offset by higher income tax expense in Brazil as a consequence of higher pre-tax gains in that segment in 2024 and higher income tax expense due to withholding tax on dividends.
51 | MercadoLibre, Inc.

The following table summarizes our estimated effective tax rates for the six and three-month periods ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Effective tax rate (1)	23.8%	41.9%	20.5%	44.4%
(1) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

Our estimated effective tax rate for the six and three-month periods ended June 30, 2024 decreased as compared to the same periods in 2023, mainly as a result of (i) no foreign exchange losses recognition during the period related to the acquisition of our own common stock in the Argentine market, which was considered as a non-deductible expense, (ii) lower taxable foreign exchange gains accounted for in Argentina for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, the Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country, (iii) higher pre-tax gains in a Mexican subsidiary that has accounted for a valuation allowance on tax loss carry forward, and (iv) higher deductions related to tax inflation adjustments in Argentina.

Segment information

	Six Months Ended June 30, 2024
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$5,357	$1,478	$2,172	$399	$9,406
Direct costs	(4,120)	(873)	(1,754)	(352)	(7,099)
Direct contribution	$1,237	$605	$418	$47	$2,307
Margin	23.1%	40.9%	19.2%	11.8%	24.5%

	Six Months Ended June 30, 2023 (1)
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$3,481	$1,642	$1,334	$314	$6,771
Direct costs	(2,691)	(867)	(988)	(290)	(4,836)
Direct contribution	$790	$775	$346	$24	$1,935
Margin	22.7%	47.2%	25.9%	7.6%	28.6%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.

	Change from the Six Months Ended June 30, 2023 to June 30, 2024
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income
in Dollars	$1,876	$(164)	$838	$85	$2,635
in %	53.9%	(10.0)%	62.8%	27.1%	38.9%
Direct costs
in Dollars	$(1,429)	$(6)	$(766)	$(62)	$(2,263)
in %	53.1%	0.7%	77.5%	21.4%	46.8%
Direct contribution
in Dollars	$447	$(170)	$72	$23	$372
in %	56.6%	(21.9)%	20.8%	95.8%	19.2%
52 | MercadoLibre, Inc.

	Three Months Ended June 30, 2024
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$2,786	$863	$1,201	$223	$5,073
Direct costs	(2,110)	(482)	(1,007)	(197)	(3,796)
Direct contribution	$676	$381	$194	$26	$1,277
Margin	24.3%	44.1%	16.2%	11.7%	25.2%

	Three Months Ended March 31, 2023 (1)
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$1,842	$855	$724	$164	$3,585
Direct costs	(1,373)	(448)	(524)	(153)	(2,498)
Direct contribution	$469	$407	$200	$11	$1,087
Margin	25.5%	47.6%	27.6%	6.7%	30.3%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.

	Change from the Three Months Ended June 30, 2023 to June 30, 2024
	Brazil	Argentina	Mexico	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income
in Dollars	$944	$8	$477	$59	$1,488
in %	51.2%	0.9%	65.9%	36.0%	41.5%
Direct costs
in Dollars	$(737)	$(34)	$(483)	$(44)	$(1,298)
in %	53.7%	7.6%	92.2%	28.8%	52.0%
Direct contribution
in Dollars	$207	$(26)	$(6)	$15	$190
in %	44.1%	(6.4)%	(3.0)%	136.4%	17.5%
Net revenues and financial income
Net revenues and financial income for the six and three-month periods ended June 30, 2024 as compared to the same periods in 2023 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues and financial income”.
Direct costs
Brazil
For the six-month period ended June 30, 2024, as compared to the same period in 2023, direct costs increased mainly driven by a: i) $1,083 million increase in cost of net revenues and financial expenses, mainly attributable to an increase in shipping operating and carrier costs mostly due to an increase in the share of shipping services where we act as principal, as opposed to agent, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, sales tax, cost of goods sold as a consequence of an increase in first-party sales, and hosting and site operation fees; ii) $238 million increase in provision for doubtful accounts mainly related to our credit card and consumer credits business growth; and iii) $101 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses and buyer protection program expenses.
53 | MercadoLibre, Inc.

For the three-month period ended June 30, 2024, as compared to the same period in 2023, direct costs increased mainly driven by a: i) $546 million increase in cost of net revenues and financial expenses, mainly attributable to an increase in shipping operating and carrier costs mostly due to an increase in the share of shipping services where we act as principal, as opposed to agent, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, cost of goods sold as a consequence of an increase in first-party sales, sales tax and hosting and site operation fees; ii) $153 million increase in provision for doubtful accounts mainly related to our credit card and consumer credits business growth; and iii) $42 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses and buyer protection program expenses.
Argentina
For the six-month period ended June 30, 2024, as compared to the same period in 2023, direct costs remained rather stable, mainly driven by $16 million increase in product and technology development expenses, mostly due to an increase in depreciation and amortization expenses mainly related to capitalized information and technology assets and in maintenance expenses, partially offset by $12 million decrease in provision for doubtful accounts mainly related to lower level of originations and the increase in the Argentina's official exchange rate against U.S. dollar. Cost in net revenues and financial expenses remained rather stable mainly driven by an increase in shipping operating and carrier costs mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, and hosting and site operation fees, offset by a decrease in other payments costs mainly related to lower funding cost related to our credits business, sales taxes and cost of goods sold.
For the three-month period ended June 30, 2024, as compared to the same period in 2023, direct costs increased mainly driven by a: i) $20 million increase in cost of net revenues and financial expenses, mainly attributable to an increase in shipping operating and carrier costs mostly due to an increase in the share of shipping services where we act as principal, as opposed to agent, and hosting and site operation fees; ii) $11 million increase in product and technology development expenses, mainly due to an increase in maintenance expenses and in depreciation and amortization expenses mainly related to capitalized information and technology assets; and iii) $9 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses. This was partially offset by a decrease of $8 million in general and administrative expenses, mainly due to other taxes.
Mexico
For the six-month period ended June 30, 2024, as compared to the same period in 2023, direct costs increased mainly driven by a: i) $539 million increase in cost of net revenues and financial expenses, mainly attributable to increases in shipping operating and carrier costs mostly due to an increase in the share of shipping services where we act as principal, as opposed to agent, collection fees due to higher Mercado Pago penetration, cost of goods sold as a consequence of an increase in first-party sales, other payments costs mainly related to higher funding cost related to our credits business and hosting expenses; ii) $125 million increase in provision for doubtful accounts mainly related to our credit card business growth; and iii) $84 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, chargebacks and buyer protection program expenses.
For the three-month period ended June 30, 2024, as compared to the same period in 2023, direct costs increased mainly driven by a: i) $346 million increase in cost of net revenues and financial expenses, mainly attributable to increases in shipping operating and carrier costs mostly due to an increase in the share of shipping services where we act as principal, as opposed to agent, collection fees due to higher Mercado Pago penetration, cost of goods sold as a consequence of an increase in first-party sales, other payments costs mainly related to higher funding cost related to our credits business and hosting expenses; ii) $75 million increase in provision for doubtful accounts mainly related to our credit card business growth; and iii) $54 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, chargebacks and buyer protection program expenses.
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
On March 31, 2022, we entered into a $400 million revolving credit arrangement (“the Credit Arrangement”). The interest rates under the Credit Arrangement are based on Adjusted Term SOFR plus an interest margin of 1.25% per annum. Any loans drawn under the Credit Arrangement must be repaid on or prior to March 31, 2025. We are also obligated to pay a commitment fee on the unused amounts of the facility at an annual rate of 0.3125%. As of June 30, 2024, no amounts had been borrowed under the facility. See Note 13 – Loans payable and other financial liabilities of our unaudited interim condensed consolidated financial statements for further detail.
On April 8, 2022, we signed a 10-year agreement with Gol Linhas Aereas S.A. under which we committed to contract a minimum amount of air logistics services for a total annual cost of $43 million (total amount once all the dedicated aircraft are in operation). Pursuant to the agreement, Gol Linhas Aereas S.A. will provide logistics services in Brazil to Mercado Envios through six dedicated aircraft, all of which have already started operations as of June 30, 2024.
54 | MercadoLibre, Inc.

Since October 2023, we signed 3-year agreements with certain shipping companies in Brazil, under which we committed to contract a minimum amount of logistics services for a total cost of $112 million.
On January 10, 2024, we signed a 5-year agreement for the naming rights of the Complexo Pacaembu (municipal stadium of the city of São Paulo), for a total amount of $56 million. The agreement has the option to extend the term for 5 additional independent periods of 5 years each, for the same amount indexed by the Brazilian inflation rate index IPCA.
Additionally, we have several committed leases, mainly related to our fulfillment and service centers, which are one of the most important investments for our Mercado Envios business. In this sense, as of June 30, 2024, we have committed rental expenditures with our lessors for $1,035 million and $146 million for operating leases and finance leases, respectively. See Note 15 – Leases of our unaudited interim condensed consolidated financial statements for further detail on leases.
We and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of our suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in our payment policy. Suppliers’ voluntary inclusion of invoices in the SFP does not change our payment terms, the amounts paid or liquidity. The supplier invoices that have been confirmed as valid under the program require payment in full according to the terms established in our payment policies (between 60 and 90 days). There are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial institution. We have no economic interest in a supplier’s decision to participate in the SFP and have no financial impact in connection with the SFP. As of June 30, 2024, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $388 million, and are included in the balance sheet within accounts payable and accrued expenses line.
As of June 30, 2024, our main source of liquidity was $4,089 million of cash and cash equivalents and short-term investments, which excludes $2,802 million investment mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists of cash generated from operations and proceeds from loans.
As of June 30, 2024, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $7,176 million, or 86.3% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our cash and cash equivalents, restricted cash and cash equivalents and investments held outside U.S. amounted to 78.0% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil, Mexico and Argentina.
The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Net cash provided by (used in):
Operating activities	$3,394	$2,271
Investing activities	(3,551)	(1,206)
Financing activities	476	(472)
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(344)	(132)
Net (decrease) increase in cash and cash equivalents, restricted cash and cash equivalents	$(25)	$461
Net cash provided by operating activities

	Six Months Ended June 30,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(In millions, except percentages)
Net cash provided by:
Operating activities	$3,394	$2,271	$1,123	49.4%
Net cash provided by operating activities in the six-month period ended June 30, 2024 resulted mainly from our net income of $875 million, adjustments to net income related to non-cash items of $1,070 million, an increase in funds payable to customers of $1,466 million and in amounts payable due to credit and debit card transactions of $580 million, partially offset by an increase in credit card receivables and other means of payments of $965 million and in other assets of $205 million. The $1,123 million increase in the net cash provided by operating activities in the six-month period ended June 30, 2024, as compared to the same period in 2023, is mainly explained by the $412 million increase in net income, the increase of $1,347 million in funds payable to customers and the increase of $453 million in amounts payable due to credit and debit card transactions, partially offset by an increase of $1,165 million in funds related to credit card receivables and other means of payments, due to lower credit card receivables sales.
55 | MercadoLibre, Inc.

Net cash used in investing activities

	Six Months Ended June 30,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(In millions, except percentages)
Net cash used in:
Investing activities	$(3,551)	$(1,206)	$(2,345)	194.4%
Net cash used in investing activities in the six-month period ended June 30, 2024 resulted mainly from the use of $1,990 million related to changes on loans receivable due to loans granted to merchants and consumers under our Mercado Credito solution net of collections, $1,224 million related to the net purchases of investments and $329 million in the investment of property and equipment (mainly related to our shipping network and information technology assets in Argentina, Brazil and Mexico).
Net cash provided by (used in) financing activities

	Six Months Ended June 30,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(In millions, except percentages)
Net cash provided by (used in):
Financing activities	$476	$(472)	$948	(200.8)%
For the six-month period ended June 30, 2024, our net cash provided by financing activities resulted primarily from $503 million provided by net loans payables and other financing liabilities and $26 million used for the payments of finance lease obligations.
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
Please refer to Note 13 – Loans payable and other financial liabilities to our unaudited interim condensed consolidated financial statements and to Note 17 to the audited consolidated financial statements for the year ended December 31, 2023, contained in the Company’s 2023 10-K for additional information regarding the 2028 Notes and the 2028 Notes Capped Call Transactions.
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
56 | MercadoLibre, Inc.

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
During 2023, we repurchased $9 million and $70 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid amounted to $66 million. During the three-months ended June 30, 2024, we repurchased $15 million and $27 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid amounted to $38 million.
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
Summarized balance sheet information for the Obligor Group as of June 30, 2024 and December 31, 2023 is provided in the table below:

	June 30, 2024	December 31, 2023
	(In millions)
Current assets (1) (2)	$12,374	$11,343
Non-current assets (3)	3,433	3,032
Current liabilities (4)	11,590	9,683
Non-current liabilities	2,186	2,327
(1) Includes restricted cash and cash equivalents of $302 million and $430 million and guarantees in short-term investments of $2,794 million and $2,289 million as of June 30, 2024, and December 31, 2023, respectively.
(2) Includes Current assets from non-guarantor subsidiaries of $1,399 million and $1,405 million as of June 30, 2024, and December 31, 2023, respectively.
(3) Includes Non-current assets from non-guarantor subsidiaries of $582 million and $309 million as of June 30, 2024, and December 31, 2023, respectively.
(4) Includes Current liabilities to non-guarantor subsidiaries of $2,007 million and $1,808 million as of June 30, 2024, and December 31, 2023, respectively.

57 | MercadoLibre, Inc.

Summarized statement of income information for the Obligor Group for the six-month period ended June 30, 2024, is provided in the table below:

June 30, 2024
(In millions)
Net revenues and financial income (1)	$7,789
Gross profit (2)	3,096
Income from operations (3)	953
Net income (4)	594
(1) Includes net revenues from transactions with non-guarantor subsidiaries of $219 million for the six-month period ended June 30, 2024.
(2) Includes charges from transactions with non-guarantor subsidiaries of $531 million for the six-month period ended June 30, 2024.
(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $387 million for the six-month period ended June 30, 2024.
(4) Includes other income/ (expense), net from transactions with non-guarantor subsidiaries of $9 million for the six-month period ended June 30, 2024.

Capital expenditures
Our capital expenditures (comprised of our investments in property and equipment (such as certain assets used in our fulfillment centers) and intangible assets (excluding digital assets)) for the six-month periods ended June 30, 2024 and 2023 amounted to $332 million and $203 million, respectively.
During the six-month period ended June 30, 2024, we invested $151 million in information and technology assets in Brazil, Argentina and Mexico, and $149 million in our Argentine, Brazilian and Mexican shipping premises and offices.
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
58 | MercadoLibre, Inc.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except percentages) (1)		(In millions, except percentages) (1)
Fintech monthly active users (2)	52	38	52	38
Unique active buyers (3)	73	62	57	48
Gross merchandise volume (4)	$24,012	$19,939	$12,647	$10,506
Number of items sold (5)	806	634	421	325
Number of items shipped (6)	795	620	416	319
Total payment volume (7)	$87,055	$64,439	$46,328	$34,169
Acquiring total payments volume (8)	$64,325	$51,500	$33,746	$27,243
Total payment transactions (9)	5,093	3,284	2,675	1,728
NIMAL (10)	31.4%	33.8%	31.1%	36.8%
Capital expenditures	$332	$203	$184	$114
Depreciation and amortization	$308	$254	$154	$128
(1) Figures have been calculated using rounded amounts. Growth calculations based on this table may not total due to rounding.
(2) As of January 1, 2024, we have replaced “Unique Active Users” with “Fintech monthly active users” and “Unique active buyers” as our main indicators of our Fintech and Commerce revenue lines. Management believes that the significant growth of our Fintech business merits a standalone metric to more precisely measure its footprint and user base growth and to make the best strategic decisions for the development of the Fintech business. Fintech monthly active users is defined as Fintech payers and/or collectors as of June 30, 2024, that, during the last month of the reporting period, performed at least one of the following actions during such month: 1) made a debit or credit card payment, 2) made a QR code payment, 3) made an off-platform online payment using our checkout or link of payment solutions while logged in to our Mercado Pago fintech platform, 4) made an investment or employed any of our savings solutions, 5) purchased an insurance policy, 6) took out a loan through our Mercado Credito solution, or 7) received the payment from a sale or transaction either on or off marketplace.
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
(7) Total U.S. dollar sum of all transactions paid for using Mercado Pago, including marketplace and non-marketplace transactions, excluding peer-to-peer transactions. As of January 1, 2024, we no longer include peer-to-peer transactions in our TPV in accordance with the metrics and underlying criteria used by our Mercado Pago team, which Management then employs to make strategic decisions. Consequently, total payment volume for the six and three month periods ended June 30, 2023, has been recast to exclude peer-to-peer transactions.
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
(9) Number of all transactions paid for using Mercado Pago, excluding peer-to-peer transactions. As of January 1, 2024 we no longer include peer-to-peer transactions in our total payment transactions in accordance with the metric and understanding criteria used by our Mercado Pago team, which Management then employs to make strategic decisions. Consequently, total payment volume for the six and three month periods ended June 30, 2023, has been recast to exclude peer-to-per transactions.
(10) Net interest margins after losses (“NIMAL”) represents the annualized ratio between the total credits revenues less funding costs and provision for doubtful accounts for the period and total average gross loans receivable for the period. Management uses NIMAL to monitor how effective our pricing is and managing the credit products relative to their risk and setting targets. Accordingly, Management is of the opinion that NIMAL provides useful information to investors and others related to our risk appetite through the different periods and shows how we effectively prices risk.
59 | MercadoLibre, Inc.

Non-GAAP Measures of Financial Performance
To supplement our unaudited interim condensed consolidated financial statements presented in accordance with U.S. GAAP, we present earnings before interest income and other financial gains, interest expense and other financial losses, foreign currency losses, net, income tax expense, depreciation and amortization and equity in earnings of unconsolidated entity (“Adjusted EBITDA”), net debt, foreign exchange (“FX”) neutral measures and Adjusted free cash flow and Net increase (decrease) in available cash and investments as non-GAAP measures. Reconciliation of these non-GAAP financial measures to the most comparable U.S. GAAP financial measures can be found in the tables below.
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
The following table presents a reconciliation of net income to Adjusted EBITDA for the period indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Net income	$875	$463	$531	$262
Adjustments:
Depreciation and amortization	308	254	154	128
Interest income and other financial gains	(64)	(57)	(39)	(34)
Interest expense and other financial losses	77	83	39	49
Foreign currency losses, net	92	269	58	182
Income tax expense	274	332	137	210
Equity in earnings of unconsolidated entity	—	(3)	—	—
Adjusted EBITDA	$1,562	$1,341	$880	$797

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
60 | MercadoLibre, Inc.

The following table presents a reconciliation of net debt for each of the periods indicated:

	June 30, 2024	December 31, 2023
	(In millions)
Current Loans payable and other financial liabilities	$2,203	$2,292
Non-current Loans payable and other financial liabilities	2,439	2,203
Current Operating lease liabilities	138	166
Non-current Operating lease liabilities	623	672
Total debt	5,403	5,333
Less:
Cash and cash equivalents	2,818	2,556
Short-term investments (1)	1,271	1,191
Long-term investments (2)	338	81
Net debt	$976	$1,505
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
61 | MercadoLibre, Inc.

The following table sets forth the FX neutral measures related to our reported results of the operations for the six and three-month periods ended June 30, 2024:

	Six Months Ended June 30,
	As reported	As recast (1)	Percentage Change	FX Neutral Measures	As recast (1)	Percentage Change
(Unaudited)	2024	2023		2024	2023
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$9,406	$6,771	38.9%	$13,834	$6,771	104.3%
Cost of net revenues and financial expenses	(5,017)	(3,326)	50.8%	(6,842)	(3,326)	105.7%
Gross profit	4,389	3,445	27.4%	6,992	3,445	103.0%

Operating expenses	(3,135)	(2,358)	33.0%	(4,929)	(2,358)	109.0%
Income from operations	$1,254	$1,087	15.4%	$2,063	$1,087	89.8%

	Three Months Ended June 30,
	As reported	As recast (1)	Percentage Change	FX Neutral Measures	As recast (1)	Percentage Change
(Unaudited)	2024	2023		2024	2023
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$5,073	$3,585	41.5%	$7,645	$3,585	113.2%
Cost of net revenues and financial expenses	(2,708)	(1,754)	54.4%	(3,737)	(1,754)	113.1%
Gross profit	2,365	1,831	29.2%	3,908	1,831	113.4%

Operating expenses	(1,639)	(1,162)	41.0%	(2,475)	(1,162)	113.0%
Income from operations	$726	$669	8.5%	$1,433	$669	114.2%
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
Adjusted free cash flow and Net increase (decrease) in available cash and investments
Adjusted free cash flow
Adjusted free cash flow represents cash from operating activities less the increase (decrease) in cash and cash equivalents and investments related to customer funds due to regulatory requirements and other restrictions and equity securities held at cost, investments in property and equipment and intangible assets, changes in loans receivable, net and net proceeds from/payments on loans payable and other financial liabilities related to our Fintech solutions, since we consider those liabilities as the working capital of the Fintech activities. We consider adjusted free cash flow to be a measure of liquidity generation that provides useful information to management and investors since it shows how much cash the Company generates with its core activities that can be used for discretionary purposes and to repay its corporate and/or commerce debt. A limitation of the utility of adjusted free cash flow as a measure of liquidity generation is that it is a partial representation of the total increase or decrease in our available cash and investments balance for the period. Therefore, we believe it is important to view the adjusted free cash flow measure only as a complement to our entire consolidated statements of cash flows.
Net increase (decrease) in available cash and investments
Net increase (decrease) in available cash and investments represents adjusted free cash flow less net proceeds from/payments on loans payable and other financial liabilities, related to our Commerce and corporate activities, payments of finance lease obligations, other investing and/or financing activities not considered above and the effect of exchange rates changes on available cash and investments. We consider Net increase (decrease) in available cash and investments to be a measure of liquidity availability that provides useful information to management and investors after netting out all other debt and corporate payments and activities from the adjusted free cash flow.
The following table shows a reconciliation of Net cash provided by operating activities to Adjusted free cash flow and Net increase in available cash and investments:
62 | MercadoLibre, Inc.

	Six Months Ended June 30,
	2024	2023
	(In millions)
Net cash provided by operating activities ("CFO")	$3,394	$2,271
Adjustments to reconcile CFO to Adjusted free cash flow (1)	35	23
Increase in cash and cash equivalents and investments related to customer funds due to regulatory requirements and other restrictions and equity securities held at cost	(701)	(693)
Investments in property and equipment and intangible assets	(332)	(203)
Changes in loans receivable, net	(1,990)	(866)
Proceeds from/Payments on loans payable and other financial liabilities related to our Fintech solutions, net	432	(204)
Adjusted free cash flow	838	328
Proceeds from/Payments on loans payable and other financial liabilities, related to our Commerce and Corporate activities, net	45	(61)
Other investing and/or financing activities	(6)	(221)
Effect of exchange rate changes on available cash and investments	(278)	47
Net increase in available cash and investments	$599	$93

Available cash and investments (2), at the beginning of the year	3,828	3,275
Available cash and investments (2), at the end of the period	4,427	3,368

Net cash used in investing activities	(3,551)	(1,206)
Net cash provided by (used in) financing activities	476	(472)
(1) Includes accrued interest and financial income net of interest received from available and restricted investments.
(2) Includes cash and cash equivalents, short-term investments (excluding time deposits and foreign government debt securities restricted and held in guarantee) and long-term investments (excluding investments held in VIEs as a consequence of securitization transactions and equity securities held at cost).

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
63 | MercadoLibre, Inc.

As of June 30, 2024, we hold cash and cash equivalents in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of June 30, 2024, the total cash and cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $3,318 million, short-term investments denominated in foreign currencies totaled $3,077 million and accounts receivable, credit card receivables and other means of payment and loans receivable in foreign currencies totaled $7,908 million. As of June 30, 2024, we had $68 million long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of June 30, 2024, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $1,501 million and our U.S. dollar-denominated long-term investments totaled $348 million.
For the six and three-month periods ended June 30, 2024, we had a consolidated loss on foreign currency of $92 million and $58 million, respectively, mainly related to foreign exchange losses from our Brazilian, Argentine and Mexican subsidiaries. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Other income (expenses), net” for more information.
Foreign currency sensitivity analysis
The table below shows the impact on our net revenues, cost of net revenues and financial expenses, operating expenses, other income (expenses) and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to at the moment of translating our financial statements to U.S. dollars for the six-month period ended June 30, 2024:

	(10)% (1)	Actual	10% (2)
	(In millions)
Net revenues and financial income	$10,449	$9,406	$8,552
Expenses (3)	(9,004)	(8,152)	(7,454)
Income from operations	1,445	1,254	1,098
Other income (expenses) and income tax expense related to P&L items	(318)	(287)	(261)
Foreign Currency impact related to the remeasurement of our Net Asset position	(103)	(92)	(83)
Net Income	$1,024	$875	$754

Total Shareholders’ Equity	$4,056	$3,656	$3,328
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
Brazilian segment
Considering a hypothetical increase of 10% of the Brazilian Real exchange rate against the U.S. dollar on June 30, 2024, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $251 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $45 million in our Brazilian subsidiaries.
Argentine segment
In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018. Argentina’s inflation rate for the six-month periods ended June 30, 2024 and 2023 was 18.6% and 23.8%, respectively.
We use Argentina’s official exchange rate to account for transactions in our Argentine segment, which as of June 30, 2024 and December 31, 2023 was 912.00 and 808.45 Argentine Pesos, respectively, against the U.S. dollar. For the six-month periods ended June 30, 2024 and 2023 Argentina’s official exchange rate against the U.S. dollar increased 6.3% and 22.8%, respectively. The average exchange rate for the six-month periods ended June 30, 2024 and 2023 was 886.13 and 232.18, respectively, resulting in an increase of 282%.
Considering a hypothetical increase of 10% of the Argentine Peso exchange rate against the U.S. dollar on June 30, 2024, the effect on non-functional currency net liability position in our Argentine subsidiaries would have been a foreign exchange gain amounting to approximately $9 million in our Argentine subsidiaries.
64 | MercadoLibre, Inc.

See Note 2 – Summary of significant accounting policies - Foreign currency translation - Argentine currency status and Argentine exchange regulations” of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
Mexican segment
Considering a hypothetical increase of 10% of the Mexican Peso exchange rate against the U.S. dollar on June 30, 2024, the reported net assets in our Mexican subsidiaries would have decreased by approximately $99 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $13 million in our Mexican subsidiaries.
Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables and on the financial debt that we use to fund Mercado Pago and Mercado Credito’s operations. As of June 30, 2024, Mercado Pago’s receivables totaled $4,168 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of June 30, 2024, loans receivable net of the allowance for doubtful accounts from our Mercado Credito solution totaled $3,551 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
As of June 30, 2024, our short-term investments amounted to $4,073 million and our long-term investments amounted to $416 million. Our short-term investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Note 3 – Fintech Regulations and Note 5 – Cash, cash equivalents, restricted cash and cash equivalents and investments of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.
Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of June 30, 2024, our loans payable and other financial liabilities which accrue interest based on variable rates amounted to $2,953 million, while our loans payable and other financial liabilities, which accrue interest based on fixed rates, amounted to $1,689 million. See Note 13 – Loans payable and other financial liabilities and Note 14 – Securitization transactions of our unaudited interim condensed consolidated financial statements for further detail. Considering a hypothetical increase of 100 basis points in the interest rates, the reported interest expense related to Loans payable and other financial liabilities for the six-month period ended June 30, 2024 would have increased by approximately $15 million with the related impact in cost of net revenues and financial expenses or in interest expense and other financial losses. We have entered into swap contracts to hedge the interest rate fluctuation of $386 million notional amount, $224 million of which have been designated as hedging instruments. See Note 16 – Derivative instruments of our unaudited interim condensed consolidated financial statements for further detail on derivative instruments.
Equity price risk
Our Board, upon the recommendation of the compensation committee, approved the 2019, 2020, 2021, 2022, 2023 and 2024 Long Term Retention Programs (the “2019, 2020, 2021, 2022, 2023 and 2024 LTRPs”), respectively, under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years. In order to receive the full target award under the 2019, 2020, 2021, 2022, 2023 and/or 2024 LTRPs, each eligible employee must remain employed as of each applicable payment date. The 2019, 2020, 2021, 2022, 2023 and 2024 LTRP awards are payable as follows:
■the eligible employee will receive 16.66% of half of his or her target 2019, 2020, 2021, 2022, 2023 and/or 2024 LTRP bonus once a year for a period of six years, with the first payment occurring no later than April 30, 2020, 2021, 2022, 2023, 2024 and 2025, respectively (the “2019, 2020, 2021, 2022, 2023 or 2024 Annual Fixed Payment”, respectively); and
■on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2019, 2020, 2021, 2022, 2023 or 2024 Variable Payment”) equal to the product of (i) 16.66% of half of the target 2019, 2020, 2021, 2022, 2023 and/or 2024 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2018, 2019, 2020, 2021, 2022 and 2023 defined as $322.91, $553.45, $1,431.26, $1,391.81, $888.69 and $1,426.11 for the 2019, 2020, 2021, 2022, 2023 and 2024 LTRPs, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.
As of June 30, 2024, the total contractual obligation fair value of our outstanding LTRP Variable Payment obligation subject to equity price risk amounted to $612 million. As of June 30, 2024, the accrued liability related to the outstanding Variable Payment of the LTRP included in Salaries and social security payable in our consolidated balance sheet amounted to $71 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:
65 | MercadoLibre, Inc.

Change in equity price in percentage	As of June 30, 2024
	MercadoLibre, Inc Equity Price	2019, 2020, 2021, 2022, 2023 and 2024 LTRP Variable contractual obligation
	(In millions, except equity price)
40%	2,313.25	857
30%	2,148.02	796
20%	1,982.78	735
10%	1,817.55	674
Static (1)	1,652.32	612
(10)%	1,487.09	551
(20)%	1,321.86	490
(30)%	1,156.62	429
(40)%	991.39	367
(1) Present value of average closing stock price for the last 60 trading days of the year preceding the applicable payment date.
In November 2021, we acquired Kangu Participações S.A. Former Kangu’s shareholders who after the acquisition became the Company’s employees will receive cash payments annually over a three-year period subject to certain performance and stay conditions. The payments will be indexed based on changes in equity price of our common stock. As of June 30, 2024, the total contractual obligation fair value of the mentioned payments amounted to $5 million.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Financial Statements — Note 11 – Commitments and Contingencies — Litigation and Other Legal Matters”.
ITEM 1A. RISK FACTORS
As of June 30, 2024, there have been no material changes in our risk factors from those disclosed in the Company’s 2023 10-K.
66 | MercadoLibre, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (In millions)
April, 2024	—	—	—	Up to $_
May, 2024	—	—	—	Up to $_
June, 2024	529	1,586.22	529	Up to $_
(1) As announced on August 2, 2022, our Board of Directors authorized the repurchase of up to $2 million in MercadoLibre stock pursuant to a 10b5-1 trading plan. During the second quarter of 2024, we repurchased 529 shares for $1 million, excluding any broker commissions, under such plan. The 10b5-1 plan pursuant to which such shares were repurchased expired pursuant to its terms on June 12, 2024.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three-months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 6. EXHIBITS
The information set forth under “Exhibits Index” below is incorporated herein by reference.
67 | MercadoLibre, Inc.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.
*
104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.	*
68 | MercadoLibre, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: August 2, 2024.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Martín de los Santos
Martín de los Santos
Executive Vice President and Chief Financial Officer
69 | MercadoLibre, Inc.