Form 10-Q
period 2024-09-30
MERCADOLIBRE INC
filed 2024-11-07
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
50,697,375 shares of the issuer’s common stock, $0.001 par value, outstanding as of November 6, 2024.

MERCADOLIBRE, INC.

MercadoLibre, Inc. - Interim Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023
(In millions of U.S. dollars, except par value) (Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,162	$2,556
Restricted cash and cash equivalents	1,316	1,292
Short-term investments	4,511	3,480
Accounts receivable, net	216	156
Credit card receivables and other means of payments, net	4,585	3,632
Loans receivable, net of allowances of $1,565 and $1,042	4,248	2,629
Inventories	322	238
Customer crypto-assets safeguarding assets	81	34
Other assets	383	277
Total current assets	17,824	14,294
Non-current assets:
Long-term investments	1,226	162
Loans receivable, net of allowances of $47 and $42	156	65
Property and equipment, net	1,283	1,250
Operating lease right-of-use assets	968	899
Goodwill	149	163
Intangible assets, net	12	11
Intangible assets at fair value	34	24
Deferred tax assets	780	710
Other assets	191	68
Total non-current assets	4,799	3,352
Total assets	$22,623	$17,646
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2,940	$2,117
Funds payable to customers	5,854	4,475
Amounts payable due to credit and debit card transactions	1,681	1,072
Salaries and social security payable	665	545
Taxes payable	426	477
Loans payable and other financial liabilities	2,250	2,292
Operating lease liabilities	201	166
Customer crypto-assets safeguarding liabilities	81	34
Other liabilities	215	119
Total current liabilities	14,313	11,297
Non-current liabilities:
Amounts payable due to credit and debit card transactions	35	20
Loans payable and other financial liabilities	3,103	2,203
Operating lease liabilities	770	672
Deferred tax liabilities	193	183
Other liabilities	207	200
Total non-current liabilities	4,308	3,278
Total liabilities	$18,621	$14,575
Commitments and contingencies (Note 11)
Equity
Common stock, $0.001 par value, 110,000,000 shares authorized, 50,697,438 and 50,697,442 shares issued and outstanding	$—	$—
Additional paid-in capital	1,770	1,770
Treasury stock	(311)	(310)
Retained earnings	3,173	1,901
Accumulated other comprehensive loss	(630)	(290)
Total equity	4,002	3,071
Total liabilities and equity	$22,623	$17,646
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
1 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Income
For the nine and three-month periods ended September 30, 2024 and 2023
(In millions of U.S. dollars, except for share data)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023 (1)	2024	2023 (1)
Net service revenues and financial income	$13,307	$9,719	$4,760	$3,586
Net product revenues	1,411	979	552	341
Net revenues and financial income	14,718	10,698	5,312	3,927
Cost of net revenues and financial expenses	(7,890)	(5,158)	(2,873)	(1,832)
Gross profit	6,828	5,540	2,439	2,095
Operating expenses:
Product and technology development	(1,422)	(1,145)	(504)	(396)
Sales and marketing	(1,555)	(1,207)	(566)	(441)
Provision for doubtful accounts	(1,331)	(751)	(507)	(277)
General and administrative	(709)	(565)	(305)	(196)
Total operating expenses	(5,017)	(3,668)	(1,882)	(1,310)
Income from operations	1,811	1,872	557	785

Other income (expenses):
Interest income and other financial gains	107	95	43	38
Interest expense and other financial losses	(117)	(136)	(40)	(53)
Foreign currency losses, net	(132)	(508)	(40)	(239)
Net income before income tax expense and equity in earnings of unconsolidated entity	1,669	1,323	520	531

Income tax expense	(397)	(504)	(123)	(172)
Equity in earnings of unconsolidated entity	—	3	—	—
Net income	$1,272	$822	$397	$359
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Basic earning per share
Basic net income available to shareholders per common share	$25.09	$16.40	$7.83	$7.18
Weighted average of outstanding common shares	50,697,442	50,137,826	50,697,438	50,008,320
Diluted earning per share
Diluted net income available to shareholders per common share	$25.09	$16.36	$7.83	$7.16
Weighted average of outstanding common shares	50,697,442	50,338,945	50,697,438	50,209,439
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
2 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Comprehensive Income
For the nine and three-month periods ended September 30, 2024 and 2023
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Net income	$1,272	$822	$397	$359
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(350)	99	(52)	(76)
Unrealized gains on investments	5	—	5	—
Tax expense on unrealized gains on investments	(1)	—	(1)	—
Unrealized gains (losses) on hedging activities	9	(8)	(3)	2
Tax (expense) benefit on unrealized gains (losses) on hedging activities	(3)	2	1	(1)
Less: Reclassification adjustment for gains (losses) on hedging activities included in cost of net revenues and financial expenses, interest expense and other financial losses and foreign currency losses, net	1	(8)	3	(6)
Less: Reclassification adjustment for estimated tax (expense) benefit on unrealized losses	(1)	3	(2)	2
Total other comprehensive (loss) income, net of income tax	(340)	98	(51)	(71)
Total comprehensive income	$932	$920	$346	$288
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
3 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Equity
For the nine and three-month periods ended September 30, 2024 and 2023
(In millions of U.S. dollars)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury Stock (1)	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2023	50	$—	$1,770	$(310)	$1,901	$(290)	$3,071
Net income	—	—	—	—	344	—	344
Other comprehensive loss	—	—	—	—	—	(25)	(25)
Balance as of March 31, 2024	50	$—	$1,770	$(310)	$2,245	$(315)	$3,390
Common Stock repurchased	—	—	—	(1)	—	—	(1)
Net income	—	—	—	—	531	—	531
Other comprehensive loss	—	—	—	—	—	(264)	(264)
Balance as of June 30, 2024	50	$—	$1,770	$(311)	$2,776	$(579)	$3,656
Net income	—	—	—	—	397	—	397
Other comprehensive loss	—	—	—	—	—	(51)	(51)
Balance as of September 30, 2024	50	$—	$1,770	$(311)	$3,173	$(630)	$4,002
(1) As of September 30, 2024, the Company held 225,474 shares as treasury stock.

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2022	50	$—	$2,309	$(931)	$913	$(464)	$1,827
Common Stock repurchased	—	—	—	(61)	—	—	(61)
Net income	—	—	—	—	201	—	201
Other comprehensive income	—	—	—	—	—	73	73
Balance as of March 31, 2023	50	$—	$2,309	$(992)	$1,114	$(391)	$2,040
Common Stock repurchased	—	—	—	(146)	—	—	(146)
Net income	—	—	—	—	262	—	262
Other comprehensive income	—	—	—	—	—	96	96
Balance as of June 30, 2023	50	$—	$2,309	$(1,138)	$1,376	$(295)	$2,252
Capped call settlement	—	—	412	(412)	—	—	—
Conversion of 2028 Convertible Notes	—	—	(762)	1,112	—	—	350
Common Stock repurchased	—	—	—	(149)	—	—	(149)
Net income	—	—	—	—	359	—	359
Other comprehensive loss	—	—	—	—	—	(71)	(71)
Balance as of September 30, 2023	50	$—	$1,959	$(587)	$1,735	$(366)	$2,741

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
4 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2024 and 2023
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operations:
Net income	$1,272	$822
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entity	—	(3)
Unrealized foreign currency losses, net	176	498
Depreciation and amortization	465	389
Accrued interest and financial income	(287)	(232)
Non cash interest expense and amortization of debt issuance costs and other charges	78	79
Provision for doubtful accounts	1,331	751
Results on derivative instruments	(18)	26
Long term retention program (“LTRP”) accrued compensation	210	122
Results on digital assets at fair value	(10)	—
Deferred income taxes	(167)	(84)
Changes in assets and liabilities:
Accounts receivable	(94)	(46)
Credit card receivables and other means of payments	(1,421)	(361)
Inventories	(110)	(85)
Other assets	(270)	(92)
Payables and accrued expenses	957	605
Funds payable to customers	1,880	440
Amounts payable due to credit and debit card transactions	761	255
Other liabilities	71	(85)
Interest received from investments	170	213
Net cash provided by operating activities	4,994	3,212
Cash flows from investing activities:
Purchases of investments	(12,383)	(15,540)
Proceeds from sale and maturity of investments	10,089	14,847
Receipts from settlements of derivative instruments	18	—
Payments from settlements of derivative instruments	(12)	(49)
Purchases of intangibles assets	(4)	—
Changes in loans receivable, net	(3,316)	(1,465)
Investments of property and equipment	(551)	(329)
Net cash used in investing activities	(6,159)	(2,536)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	12,575	19,390
Payments on loans payable and other financing liabilities	(11,334)	(19,353)
Payments of finance lease liabilities	(38)	(21)
Common Stock repurchased	(1)	(356)
Net cash provided by (used in) financing activities	1,202	(340)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(407)	(443)
Net decrease in cash, cash equivalents, restricted cash and cash equivalents	(370)	(107)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	3,848	3,363
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$3,478	$3,256
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
5 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2024 and 2023
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Non-cash transactions:
Right-of-use assets obtained under operating leases	$257	$188
Property and equipment obtained under finance leases	13	20
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
As of September 30, 2024, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre operates its fintech solution in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador, and extends loans through Mercado Credito in Argentina, Brazil, Mexico and Chile. It also offers a shipping solution directed towards Argentina, Brazil, Mexico, Colombia, Chile, Uruguay, Peru and Ecuador.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying unaudited interim condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and consolidated Variable Interest Entities (“VIEs”). Investments in entities where the Company holds joint control, but not control, over the investee are accounted for using the equity method of accounting. As of September 30, 2024, the Company had no investments where it has the ability to exercise joint control. These unaudited interim condensed consolidated financial statements are stated in U.S. dollars, except where otherwise indicated. Intercompany transactions and balances have been eliminated for consolidation purposes.
Substantially all net revenues and financial income, cost of net revenues and financial expenses and operating expenses, are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill and operating lease right-of-use assets located in the foreign jurisdictions totaled $2,405 million and $2,321 million as of September 30, 2024 and December 31, 2023, respectively.
These unaudited interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of September 30, 2024 and December 31, 2023. These unaudited interim condensed consolidated financial statements include the Company’s consolidated statements of income, comprehensive income and equity for the nine and three-month periods ended September 30, 2024 and 2023 and statements of cash flows for the nine-month periods ended September 30, 2024 and 2023. These unaudited interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.
Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) (the “Company’s 2023 10-K”). The Company has evaluated all subsequent events through the date these unaudited interim condensed consolidated financial statements were issued. The interim condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see Note 2 to the financial statements in the Company’s 2023 10-K. During the nine-month period ended September 30, 2024, there were no material updates made to the Company’s significant accounting policies. For information regarding the change in the presentation of the statements of income, please refer to section “Change in the presentation of certain financial results and reclassification of prior year results” of Note 2 – Summary of significant accounting policies of these unaudited interim condensed consolidated financial statements.
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

8 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following tables, recast for the changes summarized above, present condensed statement of income line items affected by the revisions and reclassifications of previously reported financial statements, detailing amounts previously reported, the impact upon those line items due to reclassifications and amounts as currently revised within the financial statements:

	Three Months Ended March 31, 2023	Six Months Ended June 30, 2023	Nine Months Ended September 30, 2023			For the Year Ended December 31, 2023
	Recast	Recast	As reported	Reclassification	Recast	Recast
	(In millions)	(In millions)	(In millions)			(In millions)
Net service revenues and financial income	$2,912	$6,133	$9,233	$486	$9,719	$13,617
Net product revenues	274	638	979	—	979	1,490
Net revenues and financial income	3,186	6,771	10,212	486	10,698	15,107
Cost of net revenues and financial expenses	(1,572)	(3,326)	(4,961)	(197)	(5,158)	(7,517)
Gross profit	1,614	3,445	5,251	289	5,540	7,590
Operating expenses:
Product and technology development	(381)	(749)	(1,145)	—	(1,145)	(1,831)
Sales and marketing	(383)	(766)	(1,207)	—	(1,207)	(1,736)
Provision for doubtful accounts	(252)	(474)	(751)	—	(751)	(1,050)
General and administrative	(180)	(369)	(565)	—	(565)	(766)
Total operating expenses	(1,196)	(2,358)	(3,668)	—	(3,668)	(5,383)
Income from operations	418	1,087	1,583	289	1,872	2,207

Other income (expenses):
Interest income and other financial gains	23	57	545	(450)	95	135
Interest expense and other financial losses	(34)	(83)	(297)	161	(136)	(174)
Foreign currency losses, net	(87)	(269)	(508)	—	(508)	(615)
Net income before income tax expense and equity in earnings of unconsolidated entity	320	792	1,323	—	1,323	1,553

Income tax expense	(122)	(332)	(504)	—	(504)	(569)
Equity in earnings of unconsolidated entity	3	3	3	—	3	3
Net income	$201	$463	$822	$—	$822	$987
9 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Three Months Ended March 31, 2023	Three Months Ended June 30, 2023	Three Months Ended September 30, 2023			Three Months Ended December 31, 2023	For the year ended December 31, 2023
	Recast	Recast	As reported	Reclassification	Recast	Recast	Recast
	(In millions)	(In millions)	(In millions)			(In millions)	(In millions)
Net service revenues and financial income	$2,912	$3,221	$3,419	$167	$3,586	$3,898	$13,617
Net product revenues	274	364	341	—	341	511	1,490
Net revenues and financial income	3,186	3,585	3,760	167	3,927	4,409	15,107
Cost of net revenues and financial expenses	(1,572)	(1,754)	(1,765)	(67)	(1,832)	(2,359)	(7,517)
Gross profit	1,614	1,831	1,995	100	2,095	2,050	7,590
Operating expenses:
Product and technology development	(381)	(368)	(396)	—	(396)	(686)	(1,831)
Sales and marketing	(383)	(383)	(441)	—	(441)	(529)	(1,736)
Provision for doubtful accounts	(252)	(222)	(277)	—	(277)	(299)	(1,050)
General and administrative	(180)	(189)	(196)	—	(196)	(201)	(766)
Total operating expenses	(1,196)	(1,162)	(1,310)	—	(1,310)	(1,715)	(5,383)
Income from operations	418	669	685	100	785	335	2,207

Other income (expenses):
Interest income and other financial gains	23	34	196	(158)	38	40	135
Interest expense and other financial losses	(34)	(49)	(111)	58	(53)	(38)	(174)
Foreign currency losses, net	(87)	(182)	(239)	—	(239)	(107)	(615)
Net income before income tax expense and equity in earnings of unconsolidated entity	320	472	531	—	531	230	1,553

Income tax expense	(122)	(210)	(172)	—	(172)	(65)	(569)
Equity in earnings of unconsolidated entity	3	—	—	—	—	—	3
Net income	$201	$262	$359	$—	$359	$165	$987

Furthermore, the following tables, recast for the changes summarized above, present net revenues per reporting segment (which have been disaggregated by similar products and services), detailing amounts previously reported, the impact upon those line items due to reclassifications and amounts as currently revised within the financial statements for the nine and three-month periods ended September 30, 2023:

	Nine Months Ended September 30, 2023
As reported	Brazil	Mexico	Argentina	Other countries	Total
	(In millions)
Commerce services	$2,615	$1,160	$727	$293	$4,795
Commerce products sales	552	212	158	23	945
Total commerce revenues	3,167	1,372	885	316	5,740
Fintech services	1,375	198	927	134	2,634
Credit revenues	808	489	502	5	1,804
Fintech products sales	15	7	3	9	34
Total fintech revenues	2,198	694	1,432	148	4,472
Total net revenues	$5,365	$2,066	$2,317	$464	$10,212

10 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Nine Months Ended September 30, 2023
Reclassification	Brazil	Mexico	Argentina	Other countries	Total
	(In millions)
Financial services and income	$179	$63	$235	$9	$486
Total fintech revenues	179	63	235	9	486
Net revenues and financial income	$179	$63	$235	$9	$486

	Nine Months Ended September 30, 2023
Recast	Brazil	Mexico	Argentina	Other countries	Total
	(In millions)
Commerce services	$2,615	$1,160	$727	$293	$4,795
Commerce products sales	552	212	158	23	945
Total commerce revenues	3,167	1,372	885	316	5,740
Financial services and income	1,554	261	1,162	143	3,120
Credit revenues	808	489	502	5	1,804
Fintech products sales	15	7	3	9	34
Total fintech revenues	2,377	757	1,667	157	4,958
Net revenues and financial income	$5,544	$2,129	$2,552	$473	$10,698

	Three Months Ended September 30, 2023
As reported	Brazil	Mexico	Argentina	Other countries	Total
	(In millions)
Commerce services	$1,007	$429	$260	$100	$1,796
Commerce products sales	204	70	50	8	332
Total commerce revenues	1,211	499	310	108	2,128
Fintech services	487	75	344	45	951
Credit revenues	304	195	171	2	672
Fintech products sales	4	3	—	2	9
Total fintech revenues	795	273	515	49	1,632
Total net revenues	$2,006	$772	$825	$157	$3,760

	Three Months Ended September 30, 2023
Reclassification	Brazil	Mexico	Argentina	Other countries	Total
	(In millions)
Financial services and income	$57	$23	$85	$2	$167
Total fintech revenues	57	23	85	2	167
Total net revenues and financial income	$57	$23	$85	$2	$167
11 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Three Months Ended September 30, 2023
Recast	Brazil	Mexico	Argentina	Other countries	Total
	(In millions)
Commerce services	$1,007	$429	$260	$100	$1,796
Commerce products sales	204	70	50	8	332
Total commerce revenues	1,211	499	310	108	2,128
Financial services and income	544	98	429	47	1,118
Credit revenues	304	195	171	2	672
Fintech products sales	4	3	—	2	9
Total fintech revenues	852	296	600	51	1,799
Total net revenues and financial income	$2,063	$795	$910	$159	$3,927
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
Customer crypto-assets safeguarding assets and liabilities
As of September 30, 2024 and December 31, 2023, the fair value of the crypto-assets held in customers’ names by third-party service providers that the Company recognized on its consolidated balance sheets for both the crypto-asset safeguarding liability and the corresponding safeguarding asset, which are included in “Customer crypto-assets safeguarding liabilities” and “Customer crypto-assets safeguarding assets,” respectively, was $81 million and $34 million, respectively, which consisted of $41 million and $18 million of Bitcoin, $14 million and $7 million of Ether, and $26 million and $9 million of other crypto-assets, respectively.
For further information related to customer crypto-assets safeguarding assets and liabilities please refer to Note 2 to the consolidated financial statements in the Company’s 2023 10-K.
Supplier finance programs
The Company and certain financial institutions participate in a supplier finance program that enables certain of the Company’s suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in the Company’s payment policy. As of September 30, 2024 and December 31, 2023, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $404 million and $381 million, respectively.
For further information related to Supplier Finance Programs please refer to Note 2 to the consolidated financial statements in the Company’s 2023 10-K.
Revenue recognition
Revenue recognition criteria for the services provided and goods sold by the Company are described in Note 2 to the consolidated financial statements in the Company’s 2023 10-K.
The aggregate gain included in “Financial services and income” revenues arising from financing transactions and sales of financial assets, net of the costs recognized on sale of credit card receivables, is $1,274 million and $439 million for the nine and three-month periods ended September 30, 2024, respectively, and $1,055 million and $379 million for the nine and three-month periods ended September 30, 2023, respectively.
Revenues recognized under ASC 606, Revenue from contracts with customers, amounted to $10,701 million and $3,895 million for the nine and three-month periods ended September 30, 2024, respectively, and $7,353 million and $2,709 million for the nine and three-month periods ended September 30, 2023, respectively. Revenues not recognized under ASC 606 amounted to $4,017 million and $1,417 million for the nine and three-month periods ended September 30, 2024, respectively, and $3,345 million and $1,218 million for the nine and three-month periods ended September 30, 2023, respectively.
12 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Accounts receivable and credit card receivables and other means of payments are presented net of allowance for doubtful accounts and chargebacks of $43 million and $42 million as of September 30, 2024 and December 31, 2023, respectively. See Note 6 – Loans receivable, net of these unaudited interim condensed consolidated financial statements for information related to the allowance for doubtful accounts with respect to the Company’s loans receivable.
Contract liabilities from contracts with customers consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Contract liabilities from contracts with customers as of December 31, 2023 was $51 million, of which $45 million was recognized as revenue during the nine-month period ended September 30, 2024.
As of September 30, 2024, total contract liabilities from contracts with customers recognized within current other liabilities was $85 million, mainly due to fees related to classifieds advertising services billed, subscriptions and loyalty programs, shipping services and inventory sales that are expected to be recognized as revenue in the coming months.
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
Argentine currency status and macroeconomic outlook
As of July 1, 2018, the Company transitioned its Argentine operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company. Argentina’s inflation rate for the nine and three-month periods ended September 30, 2024 and 2023 was 101.6% and 12.1%, and 103.2% and 34.8%, respectively. Additionally, Argentina’s average inter-annual inflation rate for the nine and three-month periods ended September 30, 2024 was 262.8% and 236.4%, respectively.
The Company uses Argentina’s official exchange rate to account for transactions in the Argentine segment, which as of September 30, 2024 and December 31, 2023 was 970.50 and 808.45 Argentine Pesos, respectively, against the U.S. dollar. For the nine-month periods ended September 30, 2024 and 2023, Argentina’s official exchange rate against the U.S. dollar increased 20.0% and 97.5%, respectively. The average exchange rate for the nine-month periods ended September 30, 2024 and 2023 was 887.8 and 245.8, respectively, resulting in an increase of 261.1%.
The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(In millions)
Assets	$4,083	$3,298
Liabilities	3,064	1,878
Net assets	$1,019	$1,420
13 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table provides information relating to net revenues and financial income and direct contribution (see Note 9 – Segments of these unaudited interim condensed consolidated financial statements for definition of direct contribution) for the nine and three-month periods ended September 30, 2024 and 2023 of the Company’s Argentine subsidiaries and consolidated VIEs:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Net revenues and financial income	$2,511	$2,552	$1,033	$910
Direct contribution	1,062	1,238	457	463

Argentine exchange regulations
Since the second half of 2019, the Argentine government instituted exchange controls restricting the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. An entity’s authorization request to the Central Bank of Argentina (“CBA”) to access the official exchange market to make foreign currency payments may be denied depending on the circumstances. As a result of these exchange controls, markets in Argentina developed trading mechanisms, in which an entity or individual buys U.S. dollar denominated securities in Argentina (i.e. shares, sovereign debt) using Argentine Pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as “Blue Chip Swap Rate”). The Blue Chip Swap Rate has diverged significantly from Argentina’s official exchange rate (commonly known as the exchange spread). In recent years, the Blue Chip Swap Rate has been higher than Argentina’s official exchange rate. As of September 30, 2024 and December 31, 2023, the exchange spread was 28.2% and 20.4%, respectively.
As part of the exchange controls, since 2019, the Argentine government imposes a tax on the acquisition of foreign currency through the official exchange market in certain circumstances. On July 24, 2023, through the Executive Power Decree No. 377/2023, the Argentine government extended the application of this tax to the following cases: (i) certain services acquired from abroad or services rendered by foreign residents in Argentina (i.e. technical, legal, accounting, management, advertising, engineering, audiovisual services, among others), which will be subject to a 25% tax rate, (ii) freight and other transportation services for import and export of goods, which will be subject to a 7.5% tax rate; and (iii) imported goods, which will be subject to a 7.5% tax rate, with certain exemptions (such as fuels and products of the basic food basket). Later, the Decree No. 29/2023, modified the tax rate for the cases mentioned above under ii) and iii) from 7.5% to 17.5%. On September 2, 2024, the Decree No. 777/2024 reestablished the tax rate for cases ii) and iii) mentioned above from 17.5% to 7.5%.
Income taxes
Income taxes’ accounting policy is described in Note 2 to the consolidated financial statements in the Company’s 2023 10-K.
The Company’s consolidated estimated effective tax rate for the nine and three-month periods ended September 30, 2024, as compared to the same periods in 2023, decreased from 38.1% to 23.8% and 32.5% to 23.7%, respectively, mainly as a result of (i) no foreign exchange losses recognition during the period related to the acquisition of our own common stock in the Argentine market, which was considered as a non-deductible expense, (ii) lower taxable foreign exchange gains accounted for in Argentina for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, the Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country, and (iii) higher deductions related to tax inflation adjustments in Argentina. This decrease was partially offset by the reversal of the valuation allowances in one of our Mexican subsidiaries accounted for in the third quarter of 2023.
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
Knowledge-based economy promotional regime in Argentina
In August 2021, the Under Secretariat of Knowledge Economy issued the Disposition 316/2021 approving MercadoLibre S.R.L.’s application for eligibility under the knowledge-based economy promotional regime, established by the Law No. 27,506 and complemented by Argentina’s Executive Power Decree No. 1034/2020, Argentina’s Ministry of Productive Development’s Resolution No. 4/2021 and the Under Secretariat of Knowledge Economy’s Disposition No. 11/2021. On September 13, 2024, Argentina´s Secretariat of Entrepreneurs and Small and Medium Enterprises and Knowledge-Based Economy issued Resolution 267/2024, reducing the aggregate cap on base salaries used to calculate the tax credit bond to which companies that qualify for the regime are entitled from 40 million Argentine pesos to 5 million Argentine pesos; the tax credit bond represents 70% of the Company´s social security contributions for those employees whose jobs are related to the promoted activities, with a salary cap which has been reduced to the indicated limit. MercadoLibre S.R.L uses the tax credit bond to offset federal taxes.
14 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

As a result, the Company recorded an income tax benefit of $6 million and $1 million, and $35 million and $14 million during the nine and three-month periods ended September 30, 2024 and 2023, respectively. The aggregate per share effect of the income tax benefit amounted to $0.13 and $0.03, and $0.69 and $0.27 for the nine and three-month periods ended September 30, 2024 and 2023, respectively. Furthermore, the Company recorded a social security benefit of $31 million for the nine-month period ended September 30, 2024, and $49 million and $16 million during the nine and three-month periods ended September 30, 2023, respectively. For the three-month period ended September 30, 2024, the Company recorded a social security benefit of $11 million and a negative adjustment of $12 million due to the retrospective impact of the aforementioned Resolution 267/2024.
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
Recently issued accounting pronouncements not yet adopted
On November 27, 2023, the FASB issued the ASU 2023-07 “Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures”. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company will adopt this guidance in the fourth quarter of 2024 and provide the new disclosures that the adoption of this accounting pronouncement requires.
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
On November 4, 2024, the FASB issued the ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The amendments in this update improve financial reporting by requiring disclosure of additional information about certain costs and expenses in the notes to financial statements at interim and annual reporting, such as the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption; a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.
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
On January 2, 2024, article 28 of Law 14,690 came into force, which caps the total amount that may be charged to a credit card holder in the form of interest and financial charges at the value of the original debt. The Central Bank of Brazil also defined rules on the Resolution CMN N° 5,112, clarifying the topic and defining criteria for calculating the original value of the debt in card revolving and invoice financing operations. To comply with the new regulation, the Company’s subsidiaries reduced the duration of the credit card invoice financing plans since January 2024.
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
On April 17, 2024, MercadoPago Uruguay S.R.L. was approved as a participant in the automated clearing house managed by Urutec S.A. This approval allows MercadoPago Uruguay S.R.L. to participate in the fast payment system and offer a new payment method to its users: interoperable QR transfer payments. In September 2024, the BCU announced that they approved the release of the interoperable QR transfer payment feature of the payment system.
On July 3, 2024, MercadoPago Uruguay S.R.L. received authorization from the BCU to offer acquiring services, which are being developed during the second half of 2024.
17 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 4. NET INCOME PER SHARE
Basic earnings per share for the Company’s common stock is computed by dividing, net income for the period by the weighted average number of common shares outstanding during the period.
In August 2018, the Company issued an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (“2028 Notes”) which were fully converted or redeemed in November 2023. The conversion of these notes was included in the calculation for diluted earnings per share utilizing the “if converted” method for the nine and three-month periods ended September 30, 2023. Accordingly, conversion of these Notes was not assumed for purposes of computing diluted earnings per share if the effect was antidilutive.
The denominator for diluted net income per share for the nine and three-month periods ended September 30, 2023 did not include any effect from the capped call transactions entered into by the Company with certain financial institutions with respect to shares of the Company’s common stock (“2028 Notes Capped Call Transactions”), which were settled on September 1, 2023, because it would have been antidilutive. See Note 13 – Loans payable and other financial liabilities to these unaudited interim condensed consolidated financial statements and Note 17 to the financial statements for the year ended December 31, 2023, contained in the Company’s 2023 10-K for more details regarding the 2028 Notes and the 2028 Notes Capped Call Transactions.
Net income per share of common stock is as follows for the nine and three-month periods ended September 30, 2024 and 2023:

	Nine Months Ended September 30,				Three Months Ended September 30,
	2024		2023		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share (1)	$25.09	$25.09	$16.40	$16.36	$7.83	$7.83	$7.18	$7.16

Numerator (in millions):
Net income	$1,272	$1,272	$822	$822	$397	$397	$359	$359
Effect of dilutive 2028 Notes	—	—	—	1	—	—	—	—
Net income available to common stock	$1,272	$1,272	$822	$823	$397	$397	$359	$359

Denominator:
Weighted average of common stock outstanding for earnings per share	50,697,442	50,697,442	50,137,826	50,137,826	50,697,438	50,697,438	50,008,320	50,008,320
Adjustment for assumed conversions	—	—	—	201,119	—	—	—	201,119
Adjusted weighted average of common stock outstanding for earnings per share	50,697,442	50,697,442	50,137,826	50,338,945	50,697,438	50,697,438	50,008,320	50,209,439
(1) Figures have been calculated using non-rounded amounts.
18 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 5. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS

The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	September 30, 2024	December 31, 2023
	(In millions)
Cash in bank accounts	$1,518	$1,458
Money market	302	639
Time deposits	342	367
U.S. government debt securities	—	60
Foreign government debt securities	—	32
Total cash and cash equivalents	2,162	2,556
Securitization transactions (1)	480	355
Foreign government debt securities (Central Bank of Brazil mandatory guarantee)	—	114
Cash in bank accounts (Central Bank of Brazil mandatory guarantee)	18	—
Cash in bank accounts (Argentine Central Bank regulation)	336	309
Cash in bank accounts (Mexican National Banking and Securities Commission regulation)	143	91
Time deposits (Mexican National Banking and Securities Commission regulation)	216	314
Cash in bank accounts (Chilean Commission for the Financial Market regulation)	82	42
Time deposits (Chilean Commission for the Financial Market regulation)	38	54
Money market (Secured lines of credit guarantee)	1	7
Cash in bank accounts (Central Bank of Uruguay mandatory guarantee)	—	1
Time deposits (Central Bank of Uruguay mandatory guarantee)	—	1
Money market (Central Bank of Uruguay mandatory guarantee)	2	2
Foreign government debt securities (Central Bank of Uruguay mandatory guarantee)	—	2
Total restricted cash and cash equivalents	1,316	1,292
Total cash, cash equivalents, restricted cash and cash equivalents (2)	$3,478	$3,848
U.S. government debt securities	$975	$1,009
Foreign government debt securities (3)	3,358	2,451
Time deposits (4)	84	15
Corporate debt securities (5)	94	5
Total short-term investments	$4,511	$3,480
U.S. government debt securities	$287	$—
Foreign government debt securities (5)	692	56
Securitization transactions (1)	19	23
Corporate debt securities	167	25
Equity securities held at cost	61	58
Total long-term investments	$1,226	$162
(1) Cash, cash equivalents and investments from securitization transactions are restricted to the payment of amounts due to third-party investors.
(2) Cash, cash equivalents, restricted cash and cash equivalents as reported in the interim condensed consolidated statements of cash flows.
(3) As of September 30, 2024 and December 31, 2023, includes $3,336 million and $2,283 million, respectively, considered restricted due to the Central Bank of Brazil’s mandatory guarantee. Also, as of September 30, 2024 and December 31, 2023, includes $6 million that guarantees a line of credit and is considered restricted. As of September 30, 2024, includes $13 million considered restricted due to the Central Bank of Uruguay’s mandatory guarantee.
(4) As of September 30, 2024, includes $47 million of collateral as part of credit card scheme arrangement rules in Brazil, and is considered restricted.
(5) As of September 30, 2024, $635 million foreign government debt securities and $2 million corporate debt securities are held by a consolidated VIE.
19 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 6. LOANS RECEIVABLE, NET
The Company classifies loans receivable as “On-line merchant”, “In-store merchant”, “Consumer”, and “Credit cards”. As of September 30, 2024 and December 31, 2023, the components of current and non-current Loans receivable, net were as follows:

	September 30, 2024
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$495	$(140)	$355
In-store merchant	673	(253)	420
Consumer	2,504	(732)	1,772
Credit cards	2,344	(487)	1,857
Total	$6,016	$(1,612)	$4,404

	December 31, 2023
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
On-line merchant	$429	$(119)	$310
In-store merchant	332	(137)	195
Consumer	1,808	(592)	1,216
Credit cards	1,209	(236)	973
Total	$3,778	$(1,084)	$2,694
The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $1,637 million and $1,102 million as of September 30, 2024 and December 31, 2023, respectively, which includes $25 million and $18 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the interim condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, the Company is exposed to off-balance sheet unused agreed loan commitments on credit cards portfolio, which expose the Company to credit risks for $2,498 million and $934 million, respectively. For the nine and three-month periods ended September 30, 2024, the Company recognized in provision for doubtful accounts $9 million and $5 million as expected credit losses, and $5 million and $2 million for the same periods in 2023, respectively.
The Company closely monitors credit quality for all loans receivable on a recurring basis to assess and manage its exposure to credit risk. To assess merchants and consumers seeking a loan under the Mercado Credito solution, the Company uses, among other indicators, risk models internally developed as a credit quality indicator to help predict the merchant’s and consumer’s ability to repay the principal balance and interest related to the credit. The risk model uses multiple variables as predictors of the merchant’s and consumer’s ability to repay the credit, including external and internal indicators. Internal indicators consider user behavior related to credit/payment history, and with lower weight in the risk models, the Company uses the number of transactions in the Company’s ecosystem and the merchant’s annual sales volume, among other indicators. In addition, the Company considers external bureau information to enhance the model and the decision making process.

20 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The amortized cost of the loans receivable classified by the Company’s credit quality internal indicator was as follows:

	September 30, 2024	December 31, 2023
	(In millions)
1-14 days past due	$178	$99
15-30 days past due	138	92
31-60 days past due	180	114
61-90 days past due	149	103
91-120 days past due	154	111
121-150 days past due	143	97
151-180 days past due	144	82
181-210 days past due	134	76
211-240 days past due	128	74
241-270 days past due	111	69
271-300 days past due	91	59
301-330 days past due	91	74
331-360 days past due	82	66
Total past due	1,723	1,116
To become due	4,293	2,662
Total	$6,016	$3,778
As of September 30, 2024 and December 31, 2023, renegotiations represented 1.5% and 2.8% of the loans receivable portfolio, respectively.
The following tables summarize the allowance for doubtful accounts activity during the nine-month periods ended September 30, 2024 and 2023:

	September 30, 2024
	On-line merchant	In-store merchant	Consumer	Credit cards	Total
	(In millions)
Balance at beginning of year	$119	$137	$592	$236	$1,084
Net charged to Net Income	107	221	575	406	1,309
Currency translation adjustments	(6)	(14)	(37)	(39)	(96)
Write-offs (1)	(80)	(91)	(398)	(116)	(685)
Balance at end of period	$140	$253	$732	$487	$1,612

	September 30, 2023
	On-line merchant	In-store merchant	Consumer	Credit cards	Total
	(In millions)
Balance at beginning of year	$120	$145	$614	$225	$1,104
Net charged to Net Income	81	93	417	140	731
Currency translation adjustments	3	—	9	10	22
Write-offs (1)	(84)	(111)	(467)	(171)	(833)
Balance at end of period	$120	$127	$573	$204	$1,024
(1) The Company writes off loans when customer balance becomes 360 days past due.

21 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 7. GOODWILL AND INTANGIBLE ASSETS
Intangible assets
The composition of goodwill and intangible assets is as follows:

	September 30, 2024	December 31, 2023
	(In millions)
Goodwill	$149	$163
Intangible assets with indefinite lives
Trademarks	4	4
Amortizable intangible assets
Licenses and others	15	14
Non-compete agreements	3	4
Customer lists	15	12
Trademarks	11	12
Hubs network	4	4
Others	3	3
Total intangible assets	55	53
Accumulated amortization	(43)	(42)
Total intangible assets, net	$12	$11

Goodwill
The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2024 and the year ended December 31, 2023 are as follows:

	Nine Months Ended September 30, 2024
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$64	$44	$10	$37	$6	$2	$163
Currency translation adjustments	(7)	(5)	—	(1)	(1)	—	(14)
Balance, end of the period	$57	$39	$10	$36	$5	$2	$149

	Year Ended December 31, 2023
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$60	$39	$10	$37	$5	$2	$153
Currency translation adjustments	4	5	—	—	1	—	10
Balance, end of the year	$64	$44	$10	$37	$6	$2	$163
Amortizable intangible assets
Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, hubs network, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets for the nine-month periods ended September 30, 2024 and 2023 amounted to $4 million and $4 million, respectively, while aggregate amortization expense for intangible assets totaled $2 million and $1 million for the three-month periods ended September 30, 2024 and 2023, respectively.
22 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the remaining amortization of intangible assets (in millions) with definite useful life as of September 30, 2024:

For year to be ended December 31, 2024	$1
For year to be ended December 31, 2025	2
For year to be ended December 31, 2026	2
For year to be ended December 31, 2027	1
Thereafter	2
$8
NOTE 8. INTANGIBLE ASSETS AT FAIR VALUE
The following tables present the digital assets name, cost basis, fair value, and number of units for each significant digital asset holding as of September 30, 2024 and December 31, 2023:

Digital asset name	September 30, 2024
	Cost basis (1)	Fair value	Number of units held
	(In millions, except for number of units held)
Bitcoin	$6	$26	412.7
Ether	3	8	3,049.5

Digital asset name	December 31, 2023
	Cost basis (1)	Fair value	Number of units held
	(In millions, except for number of units held)
Bitcoin	$6	$17	412.7
Ether	3	7	3,041.6
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
Segment reporting is based on geography as the main basis of segment breakdown in accordance with the criteria, as determined by Management, used to evaluate the Company’s performance. The Company’s segments include Brazil, Mexico, Argentina and Other Countries (which includes Chile, Colombia, Costa Rica, Ecuador, Peru and Uruguay).
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
23 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following tables summarize the financial performance of the Company’s reporting segments:

	Nine Months Ended September 30, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net revenues and financial income	$8,270	$3,317	$2,511	$620	$14,718
Direct costs	(6,528)	(2,707)	(1,449)	(543)	(11,227)
Direct contribution	1,742	610	1,062	77	3,491
Operating expenses and indirect costs of net revenues and financial expenses					(1,680)
Income from operations					1,811
Other income (expenses):
Interest income and other financial gains					107
Interest expense and other financial losses					(117)
Foreign currency losses, net					(132)
Net income before income tax expense and equity in earnings of unconsolidated entity					$1,669

	Nine Months Ended September 30, 2023 (1)
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net revenues and financial income	$5,544	$2,129	$2,552	$473	$10,698
Direct costs	(4,183)	(1,593)	(1,314)	(445)	(7,535)
Direct contribution	1,361	536	1,238	28	3,163
Operating expenses and indirect costs of net revenues and financial expenses					(1,291)
Income from operations					1,872
Other income (expenses):
Interest income and other financial gains					95
Interest expense and other financial losses					(136)
Foreign currency losses, net					(508)
Net income before income tax expense and equity in earnings of unconsolidated entity					$1,323
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results.
24 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Three Months Ended September 30, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net revenues and financial income	$2,913	$1,145	$1,033	$221	$5,312
Direct costs	(2,408)	(953)	(576)	(191)	(4,128)
Direct contribution	505	192	457	30	1,184
Operating expenses and indirect costs of net revenues and financial expenses					(627)
Income from operations					557
Other income (expenses):
Interest income and other financial gains					43
Interest expense and other financial losses					(40)
Foreign currency losses, net					(40)
Net income before income tax expense and equity in earnings of unconsolidated entity					$520

	Three Months Ended September 30, 2023 (1)
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net revenues and financial income	$2,063	$795	$910	$159	$3,927
Direct costs	(1,492)	(605)	(447)	(155)	(2,699)
Direct contribution	571	190	463	4	1,228
Operating expenses and indirect costs of net revenues and financial expenses					(443)
Income from operations					785
Other income (expenses):
Interest income and other financial gains					38
Interest expense and other financial losses					(53)
Foreign currency losses, net					(239)
Net income before income tax expense and equity in earnings of unconsolidated entity					$531
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

25 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes net revenues and financial income per reporting segment, which have been disaggregated by similar products and services for the nine and three-month periods ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	Brazil		Mexico		Argentina		Other Countries		Total
	2024	2023 (1)	2024	2023 (1)	2024	2023 (1)	2024	2023 (1)	2024	2023 (1)
	(In millions)
Commerce services (2)	$4,176	$2,615	$1,864	$1,160	$795	$727	$396	$293	$7,231	$4,795
Commerce products sales (3)	897	552	306	212	123	158	48	23	1,374	945
Total commerce revenues	5,073	3,167	2,170	1,372	918	885	444	316	8,605	5,740
Financial services and income (4)	1,793	1,554	398	261	1,165	1,162	165	143	3,521	3,120
Credit revenues (5)	1,384	808	738	489	425	502	8	5	2,555	1,804
Fintech products sales (6)	20	15	11	7	3	3	3	9	37	34
Total fintech revenues	3,197	2,377	1,147	757	1,593	1,667	176	157	6,113	4,958
Total net revenues and financial income	$8,270	$5,544	$3,317	$2,129	$2,511	$2,552	$620	$473	$14,718	$10,698

	Three Months Ended September 30,
	Brazil		Mexico		Argentina		Other Countries		Total
	2024	2023 (1)	2024	2023 (1)	2024	2023 (1)	2024	2023 (1)	2024	2023 (1)
	(In millions)
Commerce services (2)	$1,452	$1,007	$647	$429	$358	$260	$144	$100	$2,601	$1,796
Commerce products sales (3)	357	204	111	70	53	50	17	8	538	332
Total commerce revenues	1,809	1,211	758	499	411	310	161	108	3,139	2,128
Financial services and income (4)	597	544	137	98	458	429	57	47	1,249	1,118
Credit revenues (5)	499	304	246	195	163	171	2	2	910	672
Fintech products sales (6)	8	4	4	3	1	—	1	2	14	9
Total fintech revenues	1,104	852	387	296	622	600	60	51	2,173	1,799
Total net revenues and financial income	$2,913	$2,063	$1,145	$795	$1,033	$910	$221	$159	$5,312	$3,927
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
26 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the allocation of property and equipment, net based on geography:

	September 30, 2024	December 31, 2023
	(In millions)
US property and equipment, net	$3	$2
Other countries
Brazil	585	603
Mexico	376	345
Argentina	226	208
Other countries	93	92
	1,280	1,248
Total property and equipment, net	$1,283	$1,250
The following table summarizes the allocation of the operating lease right-of-use assets based on geography:

	September 30, 2024	December 31, 2023
	(In millions)
US right of use asset, net	$4	$—
Other countries
Brazil	437	396
Mexico	421	380
Argentina	38	51
Other countries	68	72
	964	899
Total right of use asset, net	$968	$899
The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30, 2024	December 31, 2023
	(In millions)
US intangible assets at fair value	34	$24
	$34	$24

Goodwill and intangible assets, net
Brazil	$62	$68
Mexico	39	44
Argentina	12	12
Other countries	48	50
	161	174
Total goodwill and intangible assets	$195	$198
27 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 10. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Balances as of September 30, 2024	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Balances as of December 31, 2023	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)
	(In millions)
Cash and Cash Equivalents:
Money Market	$302	$302	$—	$639	$639	$—
U.S. government debt securities (1)	—	—	—	60	60	—
Foreign government debt securities (1)	—	—	—	32	32	—
Restricted Cash and Cash Equivalents:
Money Market (2)	393	393	—	278	278	—
Foreign government debt securities (1)	—	—	—	116	116	—
Investments:
U.S. government debt securities (1)	1,262	1,262	—	1,009	1,009	—
Foreign government debt securities (1) (3)	4,069	4,069	—	2,530	2,530	—
Corporate debt securities	261	261	—	30	30	—
Other Assets:
Derivative Instruments	26	—	26	23	—	23
Customer crypto-assets safeguarding assets	81	—	81	34	—	34
Intangible assets at fair value	34	34	—	24	24	—
Total Assets	$6,428	$6,321	$107	$4,775	$4,718	$57
Salaries and social security payable:
Long-term retention plan	$133	$—	$133	$104	$—	$104
Other Liabilities:
Derivative Instruments	18	—	18	31	—	31
Other	10	—	10	—	—	—
Customer crypto-assets safeguarding liabilities	81	—	81	34	—	34
Total Liabilities	$242	$—	$242	$169	$—	$169
(1) Measured at fair value with impact on the statement of income for the application of the fair value option. (See Note 2 – Summary of significant accounting policies – Fair value option applied to certain financial instruments).
(2) As of September 30, 2024 and December 31, 2023, includes $390 million and $269 million, respectively, of money market funds from securitization transactions. (See Note 5 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
(3) As of September 30, 2024 and December 31, 2023, includes $19 million and $23 million, respectively, of investments from securitization transactions. (See Note 5 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis were valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions. As of September 30, 2024 and December 31, 2023, there were no assets and liabilities measured and recorded at fair value using level 3 inputs.
There were no transfers to and from Levels 1, 2 and 3 during the nine-month period ended September 30, 2024, nor during the year ended December 31, 2023.
28 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The Company’s election of the fair value option applies to: i) foreign government debt securities and ii) U.S. government debt securities. The Company recognized fair value changes, which include the related interest income of those instruments, in net service revenues and financial income if it is related to Mercado Pago’s operations (please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results) or in interest income and other financial gains if not. Such fair value changes and interest income amount to gains of $224 million and $167 million in net service revenues and financial income, and $40 million and $28 million in interest income and other financial gains for the nine-month periods ended September 30, 2024 and 2023, respectively, and $83 million and $64 million in net service revenues and financial income and $18 million and $17 million in interest income and other financial gains, for the three-month periods ended September 30, 2024 and 2023, respectively.
As of September 30, 2024 and December 31, 2023, the cost of the Company’s investment in corporate debt securities classified as available for sale amounted to $256 million and $30 million, respectively, and the estimated fair value amounted to $261 million and $30 million, respectively. The cost of these securities is determined under a specific identification basis. As of September 30, 2024, the gross unrealized gains accumulated in the interim condensed consolidated statements of comprehensive income amounted to $5 million. As of December 31, 2023 the gross unrealized gains accumulated in the consolidated statements of comprehensive income were less than $1 million. For the nine and three-month periods ended September 30, 2024, the proceeds from sales of corporate debt securities amounted to $12 million and $9 million, respectively. There were no sales of corporate debt securities during the nine and three-month periods ended September 30, 2023.
The following table summarizes the net carrying amount of the corporate debt securities classified as available for sale, classified by its contractual maturities:

	September 30, 2024	December 31, 2023
	(In millions)
One year or less	$94	$5
One year to two years	48	12
Two years to three years	24	4
Three years to four years	40	3
Four years to five years	55	6
Total available for sale investments	$261	$30
The following table summarizes the net carrying amount of the debt securities not classified as available for sale, classified by its contractual maturities or Management expectation to convert the investments into cash:

	September 30, 2024	December 31, 2023
	(In millions)
One year or less	$4,333	$3,668
One year to two years	445	4
Two years to three years	254	—
Three years to four years	297	35
Four years to five years	2	37
More than five years	—	3
Total debt securities not classified as available for sale	$5,331	$3,747
29 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Financial assets and liabilities not measured and recorded at fair value
The following table summarizes the estimated fair value of the financial assets and liabilities of the Company not measured at fair value as of September 30, 2024 and December 31, 2023:

	Balances as of September 30, 2024	Estimated fair value as of September 30, 2024	Balances as of December 31, 2023	Estimated fair value as of December 31, 2023
	(In millions)
Cash and cash equivalents	$1,860	$1,860	$1,825	$1,825
Restricted cash and cash equivalents	923	923	898	898
Investments	84	84	15	15
Accounts receivables, net	216	216	156	156
Credit card receivables and other means of payment, net	4,585	4,585	3,632	3,632
Loans receivable, net	4,404	4,387	2,694	2,676
Other assets	167	167	131	131
Total Assets	$12,239	$12,222	$9,351	$9,333
Accounts payable and accrued expenses	$2,940	$2,940	$2,117	$2,117
Funds payable to customers	5,854	5,854	4,475	4,475
Amounts payable due to credit and debit card transactions	1,716	1,716	1,092	1,092
Salaries and social security payable	532	532	441	441
Loans payable and other financial liabilities	5,252	5,186	4,495	4,441
Other liabilities	391	391	285	285
Total Liabilities	$16,685	$16,619	$12,905	$12,851
As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s financial assets with determinable fair value (except for loans receivable) not measured at fair value approximated their fair value mainly because of their short-term maturity. If these financial assets were measured at fair value in the financial statements, cash and restricted cash would be classified as Level 1 (where cost and fair value are aligned) and the remaining financial assets would be classified as Level 2. The estimated fair value of the loans receivable would be classified as Level 3 based on the Company’s assumptions.
As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s financial liabilities (except for 2026 Sustainability Notes and 2031 Notes) not measured at fair value approximated their fair value mainly because of their short-term maturity or because the effective interest rates are not materially different from market interest rates. If these financial liabilities were measured at fair value in the financial statements, these would be classified as Level 2. As of September 30, 2024 and December 31, 2023, the estimated fair value of the 2026 Sustainability Notes would be $352 million and $375 million, respectively, and the estimated fair value of the 2026 Notes would be $525 million and $599 million, respectively, which is based on Level 2 inputs.

NOTE 11. COMMITMENTS AND CONTINGENCIES
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers it to be probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of September 30, 2024, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $157 million within other liabilities to cover legal actions against the Company for which Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.
In addition, as of September 30, 2024, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible of resulting in a loss for an estimated aggregate amount up to $223 million. No loss amounts have been accrued for such reasonably possible legal actions.
For further information related to contingent liabilities please refer to Note 15 to the consolidated financial statements in the Company’s 2023 10-K.
30 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Tax Claims
Brazilian preliminary injunction against the Brazilian tax authorities (withholding income tax)
The tax claim related to the Brazilian preliminary injunction against the Brazilian tax authorities is described in Note 15 to the consolidated financial statements in the Company’s 2023 10-K. On April 3, 2024, the Superior Court of Justice decided to analyze whether the matter under consideration is capable of becoming a binding precedent. In April 2024, the Company submitted a petition claiming that the case is fully capable of being judged as a binding precedent and the civil association, Câmara Brasileira da Economia Digital, submitted a petition as amicus curiae with the same arguments. On October 14, 2024, the Superior Court of Justice decided the matter under consideration will be judged as a binding precedent. On September 17, 2024, Mercado Crédito Sociedade de Crédito, Financiamento e Investimento S.A. filed a writ of mandamus and requested a preliminary injunction to avoid the withholding income tax over payment being remitted to Argentina by applying the convention signed between Brazil and Argentina to prevent double taxation (the "Brazil-Argentina Treaty") which was granted to the aforementioned entity. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is probable based on the technical merits of the Company’s tax position and the existence of adverse decisions issued by the Superior Court of Justice. For that reason, the Company has recorded a provision for the disputed amounts, which was $360 million as of September 30, 2024, and which was recorded in non-current other liabilities in the consolidated balance sheets, net of the corresponding judicial deposits for $326 million (which includes $61 million of interest income).
Considering that the Brazil-Argentina Treaty to prevent double taxation treaty was amended in 2017, the Company started a new tax claim for the period from January 2019 to September 30, 2024, and the court granted a preliminary injunction recognizing the right of collecting the withholding tax at a 10% rate was granted. As a result of this preliminary injunction, further judicial deposits of withholding tax will be based on a rate of 10%. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is possible based on the technical merits of the Company’s position;therefore the Company will maintain the provision considering a 15% rate.
Interstate rate of ICMS-DIFAL on interstate sales
Interstate rate of ICMS-DIFAL on interstate sales without Complementary Law
The tax claim related to the interstate rate of ICMS-DIFAL (Imposto sobre Circulaçao de Mercadorias, Serviços de Transporte Interestadual, Intermunicipal e Comunicação on interstate sales at a differential rate) without the existence of a complementary law is described in Note 15 to the consolidated financial statements in the Company’s 2023 10-K. In March 2024, one of the cases related to the State of Santa Catarina (where the risk of losing had been considered probable) received judgment in favor of the State and will no longer be reported. In June 2024, one of the cases related to the State of Rio de Janeiro (where the risk of losing had been considered remote) received judgment partially in favor of the Company. Therefore, the Company presented a motion of clarification which is now pending judgment. In September 2024, one of the cases related to the State of Paraná (where the risk of losing had been considered remote) had been received in the Superior Tribunal of Justice to the judgment of an Special Appeal filed by the State. In June 2024, one of the cases related to the State of Rio de Janeiro (where the risk of losing had been considered remote) received judgment partially in favor of the Company. Therefore, the Company presented a motion of clarification which is now pending judgment. In addition, a case related to the State do Goiás (where the risk of losing had been considered probable) received judgment in favor of the Company, as a result of which, in June 2024, the State filed an appeal that was rejected by the Court. The case has not become final and unappealable. The remaining cases pending as of December 31, 2023 had no updates during the nine-month period ended September 30, 2024. The Company maintains a $2 million provision as of September 30, 2024 for the disputed amounts related to the 3 ongoing cases where the risk of losing is considered by Management to be probable, based on the opinion of external legal counsel.
Exclusion of ICMS tax benefits from federal taxes base
The tax claim related to the exclusion of ICMS tax benefits from the tax base of the Corporate Income Tax (“IRPJ”) and of the Social Contribution on Net Profits (“CSLL”) is described in Note 15 to the consolidated financial statements in the Company’s 2023 10-K. On April 17, 2024, the Federal Regional Court ruled in favor of the Company. Therefore, the Federal Government presented a motion of clarification, which was rejected in August 2024. In response, the Federal Government filed a special appeal, but it was rejected on October 10, 2024. The case has not yet become final and unappealable. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is not more likely than not based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts. As of September 30, 2024, the total amount under dispute was $61 million.
The tax claim related to the exclusion of ICMS tax benefits from tax base of the Social Contributions (PIS and COFINS) is described in Note 15 to the consolidated financial statements in the Company’s 2023 10-K. On April 25, 2024, a ruling favorable to the Company was issued recognizing the Company’s right to exclude the amounts of credits arising from ICMS tax incentives from the PIS and COFINS calculation basis. On June 7, 2024, the Federal Government filed an appeal. The Company responded to the appeal and the case was referred to the Court for judgment on the request for an appeal. The first instance court’s decision has not yet become final and unappealable. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts. The Company had recorded $17 million of PIS and COFINS tax benefits arising from the ICMS tax incentives as of September 30, 2024.
31 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Administrative Tax Claims
The tax assessment claiming corporate income taxes (IRPJ and CSLL), in relation to the 2016 taxable year, is described in Note 15 to the consolidated financial statements in the Company’s 2023 10-K. On October 9, 2024, the administrative court of second instance issued a decision in order to return the case of Ebazar.com.br Ltda. back to the first instance in an evidentiary proceeding. The Company will be required to provide more additional evidence that the relevant services were necessary and actually hired and paid by the Brazilian subsidiaries. It is expected that the case has not yet become final and unappealable. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is not more likely than not. For that reason, the Company has not recorded any expense or liability for the disputed amounts. As of September 30, 2024, the total amount under dispute related to IRPJ and CSLL was $13 million.
The tax assessment claiming corporate income taxes (IRPJ and CSLL), in relation to the 2017 taxable year, is described in Note 15 to the consolidated financial statements in the Company’s 2023 10-K. On July 24, 2024, the administrative body of first instance issued a decision in the case. The decision issued is partially favorable to the Company as it rejected the punitive fine of 150% over the tax charged and reduced it to 100%, but maintained the tax assessment and also the joint tax liability of the Senior Legal Director. The Company will present an appeal in the Federal Administrative Court. The case has not yet become final and unappealable. On August 28, 2024, after the administrative court of first instance issued an unfavorable decision and maintained the tax assessment, the Company filed an administrative appeal in the administrative court (CARF). The case has not yet become final and unappealable. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is not more likely than not. For that reason, the Company has not recorded any expense or liability for the disputed amounts. As of September 30, 2024, the total amount under dispute related to IRPJ and CSLL was $72 million.

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
As of September 30, 2024 and December 31, 2023, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $5,155 million and $5,072 million, respectively, for which the Company recorded a provision of $10 million and $8 million, respectively.
Commitments
The Company committed to purchase cloud platform services based on the following terms:
1.for a total amount of $824 million, to be paid between October 1, 2021 and September 30, 2026. As of September 30, 2024, the Company had paid $601 million;
2.for a total amount of $200 million, to be paid between September 23, 2022 and September 23, 2025. As of September 30, 2024, the Company had paid $148 million in relation thereto. In August 2024, the Company amended this commitment whereby, effective as of August 20, 2024, the aggregate purchase commitment is $1,000 million, to be fully paid off between August 2024 and February 2030; and
3.for a total amount of $90 million, to be paid between November 2024 and June 30, 2030.
On April 8, 2022, the Company signed a 10-year agreement with Gol Linhas Aereas S.A. under which the Company is committed to contract a minimum amount of air logistics services for a total annual cost of $43 million (total amount once all the dedicated aircraft are in operation). Pursuant to the agreement, Gol Linhas Aereas S.A. provides logistics services in Brazil to Mercado Envios through six dedicated aircraft, all of which have already started operations as of September 30, 2024.
As of September 30, 2024, the Company has lease agreements for new warehouses in Brazil, Mexico and Argentina for a total amount of $1,497 million that has not yet commenced. Lease terms under the agreements are between 5 to 15 years.
Since October 2023, the Company signed 3-year agreements with certain shipping companies in Brazil, under which the Company is committed to contract a minimum amount of logistics services. As of September 30, 2024, the remaining commitment amounted to $109 million.
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
NOTE 12. LONG TERM RETENTION PROGRAM
The following table summarizes the long term retention program accrued compensation expense for the nine and three-month periods ended September 30, 2024 and 2023, which are payable in cash according to the decisions made by the Board of Directors (the “Board”):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
LTRP 2018	$—	$3	$—	$1
LTRP 2019	22	13	9	4
LTRP 2020	22	15	9	5
LTRP 2021	20	17	7	5
LTRP 2022	36	31	14	9
LTRP 2023	61	43	23	15
LTRP 2024	49	—	21	—
Total LTRP	$210	$122	$83	$39
33 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 13. LOANS PAYABLE AND OTHER FINANCIAL LIABILITIES
The following tables summarize the Company’s Loans payable and other financial liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(In millions)
Loans from banks	$680	$485
Bank overdrafts	1	33
Secured lines of credit	65	39
Financial Bills	8	—
Deposit Certificates	1,058	976
Commercial Notes	2	7
Finance lease liabilities	32	35
Collateralized debt	390	693
2026 Sustainability Notes	2	4
2031 Notes	4	9
Other lines of credit	8	11
Current loans payable and other financial liabilities	$2,250	$2,292

Loans from banks	$169	$72
Secured lines of credit	8	17
Financial Bills	272	8
Commercial Notes	192	211
Finance lease liabilities	69	96
Collateralized debt	1,455	782
2026 Sustainability Notes	362	389
2031 Notes	575	626
Other lines of credit	1	2
Non-Current loans payable and other financial liabilities	$3,103	$2,203
34 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	September 30, 2024	December 31, 2023
					(In millions)
Loans from banks
Chilean Subsidiaries	Chilean Pesos	Fixed	7.18%	October 2024 - September 2025	$126	$104
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.81%	March 2025	49	—
Brazilian Subsidiary (1)	US Dollar	Fixed	5.90%	November 2024	53	216
Brazilian Subsidiary (1)	Euros	Fixed	4.26%	September 2025	128	—
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.80%	October 2024 - May 2031	24	9
Mexican Subsidiaries	Mexican Pesos	Variable	TIIE + 1.59% - 3.5%	October 2024 - August 2029	421	178
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	8.78%	October - December 2024	48	50

Bank overdrafts
Uruguayan Subsidiary	Uruguayan Pesos	—	—	October 2024	1	13
Chilean Subsidiaries	Chilean Pesos	—	—	—	—	20

Secured lines of credit
Argentine Subsidiaries	Argentine Pesos	Fixed	42.21%	October 2024	56	29
Mexican Subsidiary	Mexican Pesos	Fixed	10.51%	October 2024 - July 2027	17	27

Financial Bills
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.45% - 1.40%	March 2025 - September 2027	280	8

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.32% - 0.69%	October 2024 - September 2025	227	—
Brazilian Subsidiary	Brazilian Reais	Variable	98% to 150% of CDI	October 2024 - September 2025	769	703
Brazilian Subsidiary	Brazilian Reais	Fixed	10.10% - 11.91%	October 2024 - March 2025	34	77
Brazilian Subsidiary	Brazilian Reais	Variable	101.50% of CDI	October 2024	28	196

Commercial Notes
Brazilian Subsidiary	Brazilian Reais	Variable	DI + 0.88%	October 2024 - August 2027	67	78
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41%	October 2024 - August 2029	127	140

Finance lease liabilities					101	131
Collateralized debt					1,845	1,475
2026 Sustainability Notes	US Dollar	Fixed	2.375%	January 2025 - January 2026	364	393
2031 Notes	US Dollar	Fixed	3.125%	January 2025 - January 2031	579	635
Other lines of credit					9	13
					$5,353	$4,495
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
During 2023, the Company repurchased $9 million and $70 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively, plus $1 million of interest accrued on the 2026 Sustainability Notes and 2031 Notes. The total amount paid during 2023 for those repurchases amounted to $66 million. During 2024, the Company repurchased $27 million and $51 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid during 2024 for those repurchases amounted to $71 million.
For the nine-month periods ended September 30, 2023, the Company recognized $8 million as a gain in Interest income and other financial gains in the unaudited interim condensed consolidated statements of income. For the nine and three-month periods ended September 30, 2024, the Company recognized $8 million and $3 million as gain in Interest income and other financial gains in the interim condensed consolidated statements of income, respectively.
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
For the nine and three-month periods ended September 30, 2023, the Company recognized interest expense, including the amortization of issuance costs, of $7 million and $2 million, respectively.
For additional information regarding the 2028 Notes and the 2028 Notes Capped Call Transactions please refer to Note 17 to the audited consolidated financial statements for the year ended December 31, 2023, contained in the Company’s 2023 10-K.
Amended and Restated Revolving Credit Agreement
On September 27, 2024, the Company entered into a $400 million amended and restated revolving credit agreement (the “Amended and Restated Credit Agreement”) with the lenders party thereto and the Company’s subsidiaries MercadoLibre S.R.L., Ebazar.com.br Ltda., Mercado Pago Instituição de Pagamento Ltda., DeRemate.com de Mexico S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda., and MercadoLibre Colombia Ltda. as initial guarantors (collectively, the “Initial Guarantors”). The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by the Initial Guarantors.
The interest rates under the Amended and Restated Credit Agreement are based on Term SOFR (“Secured Overnight Funding Rate”) plus an interest margin of 1.00% per annum, which may be decreased to 0.90% per annum or increased to 1.15% per annum depending on the Company’s debt rating, as further provided under the Amended and Restated Credit Agreement. Any loans drawn from the Amended and Restated Credit Agreement must be repaid on or prior to September 27, 2028, which will be automatically extended to September 27, 2029 upon satisfaction, on or prior to August 28, 2027, of the Maturity Extension Conditions (as defined in the Amended and Restated Credit Agreement), as further provided in the Amended and Restated Credit Agreement. The Company is also obligated to pay a commitment fee on the unused amounts of the facility at a rate per annum equal to 25% of the then Applicable Margin, depending on the Company’s debt rating, as further provided under the Amended and Restated Credit Agreement.
As of September 30, 2024, no amounts have been borrowed under the facility.

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
The following table summarizes the Company’s collateralized debt under securitization transactions, as of September 30, 2024:

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	$202	CDI + 2.50%	Brazilian Reais	March 2027
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	17	CDI + 3.50%	Brazilian Reais	August 2025
Olimpia Fundo de Investimento Em Direitos Creditórios	30	CDI + 1.25%	Brazilian Reais	November 2024
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	220	CDI + 2.35%	Brazilian Reais	January 2030
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	73	CDI + 5.25%	Brazilian Reais	July 2028
Seller Fundo De Investimento Em Direitos Creditórios	192	CDI + 1.60%	Brazilian Reais	March 2026
Seller Fundo De Investimento Em Direitos Creditórios	96	CDI + 1.80%	Brazilian Reais	May 2026
Seller Fundo De Investimento Em Direitos Creditórios	38	CDI + 1.40%	Brazilian Reais	September 2026
Seller Fundo De Investimento Em Direitos Creditórios	19	CDI + 1.60%	Brazilian Reais	November 2026
Seller II Fundo De Investimento Em Direitos Creditórios Segmento Meios De Pagamento De Rsponsabilidade Limitada	183	CDI + 0.85%	Brazilian Reais	July 2027
Mercado Crédito Consumo XXX	11	Badlar rates plus 200 basis points with a min 75% and a max 155%	Argentine Pesos	November 2024 - April 2025 (2)
Mercado Crédito Consumo XXXI	16	Badlar rates plus 200 basis points with a min 45% and a max 125%	Argentine Pesos	December 2024 - March 2025 (2)
Mercado Crédito Consumo XXXII	18	Badlar rates plus 200 basis points with a min 25% and a max 80%	Argentine Pesos	January 2025
Mercado Crédito Consumo XXXIII	24	Badlar rates plus 200 basis points with a min 5% and a max 60%	Argentine Pesos	March 2025 - April 2025 (2)
Mercado Crédito Consumo XXXIV	21	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	April 2025 - July 2025 (2)
37 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito Consumo XXXV	23	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	June 2025 - August 2025 (2)
Mercado Crédito XX	1	Badlar rates plus 200 basis points with a min 100% and a max 170%	Argentine Pesos	September 2024 - December 2024 (2)
Mercado Crédito XXI	5	Badlar rates plus 200 basis points with a min 45% and a max 125%	Argentine Pesos	January 2025 - March 2025 (2)
Mercado Crédito XXII	6	Badlar rates plus 200 basis points with a min 15% and a max 70%	Argentine Pesos	March 2025 - April 2025 (2)
Mercado Crédito XXIII	15	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	May 2025 - June 2025 (2)
Mercado Crédito XXIV	14	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	June 2025 - August 2025 (2)
Mercado Crédito XXV	30	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	July 2025 - August 2025 (2)
Mercado Crédito XXVI	34	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	August 2025 - October 2025 (2)
Mercado Crédito XXVII (1)	28	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	August 2025 - October 2025 (2)
Fideicomiso de administración y fuente de pago CIB/3756	214	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.35%	Mexican Pesos	August 2026
Fideicomiso de administración y fuente de pago CIB/3369	31	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 7.0%	Mexican Pesos	July 2027
Fideicomiso de administración y fuente de pago CIB/3369	231	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.8%	Mexican Pesos	July 2027
Fideicomiso Irrevocable de Administración y Fuente de Pago número CIB/4372	53	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.5%	Mexican Pesos	August 2027
	$1,845
(1) As of September 30, 2024, Loans payables owned by this trust were obtained through private placements. Mercado Crédito XXVII trust made a public bond offering in the Argentine stock market on October 7, 2024.
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
38 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The assets and liabilities of the SPEs are included in the Company’s unaudited interim condensed consolidated financial statements as of September 30, 2024 and December 31, 2023 as follows:

	September 30, 2024	December 31, 2023
Assets	(In millions)
Current assets:
Restricted cash and cash equivalents	$480	$355
Credit card receivables and other means of payments, net	32	105
Loans receivable, net of allowances	1,444	1,198
Total current assets	1,956	1,658
Non-current assets:
Long-term investments	19	23
Loans receivable, net of allowances	86	27
Total non-current assets	105	50
Total assets	$2,061	$1,708
Liabilities
Current liabilities:
Loans payable and other financial liabilities	$390	$693
Other liabilities	42	1
Total current liabilities	432	694
Non-current liabilities:
Loans payable and other financial liabilities	1,455	782
Total non-current liabilities	1,455	782
Total liabilities	$1,887	$1,476

NOTE 15. LEASES
The Company leases certain fulfillment, cross-docking and services centers, office space, aircraft, aircraft hangars, machines, and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental balance sheet information related to leases was as follows:

	September 30, 2024	December 31, 2023
	(In millions)
Operating Leases
Operating lease right-of-use assets	$968	$899

Operating lease liabilities	$971	$838

Finance Leases
Property and equipment, at cost	$178	$183
Accumulated depreciation	(75)	(50)
Property and equipment, net	$103	$133

Loans payable and other financial liabilities	$101	$131
39 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term
Operating leases	8 Years	8 Years
Finance leases	3 Years	3 Years

Weighted average discount rate (1)
Operating leases	10%	9%
Finance leases	13%	34%
(1) Includes discount rates of leases in local currency and U.S. dollar.
The components of lease expense were as follows:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Operating lease cost	$147	$130

Finance lease cost:
Depreciation of property and equipment	$25	$15
Interest on lease liabilities	12	7
Total finance lease cost	$37	$22
The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates to calculate the lease liabilities for the operating and finance leases:

Period Ending	Operating Leases	Finance Leases
	(In millions)
One year or less	$241	$44
One year to two years	194	38
Two years to three years	167	33
Three years to four years	160	11
Four years to five years	144	2
Thereafter	472	—
Total lease payments	1,378	128
Less imputed interest	(407)	(27)
Total	$971	$101

40 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 16. DERIVATIVE INSTRUMENTS
Cash flow hedges
As of September 30, 2024, the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOs devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Real. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the interim condensed consolidated statements of income in the “Cost of net revenues and financial expenses” line item, in the same period the forecasted transaction affects earnings. As of September 30, 2024, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive loss will be reclassified into the interim condensed consolidated statements of income within the next 12 months.
In addition, the Company has entered into swap contracts to hedge the interest rate fluctuation of its financial debt held by one of its Brazilian subsidiaries. The Company designated the swap contracts as cash flow hedges. The derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the interim condensed consolidated statements of income in the “Cost of net revenues and financial expenses” line item within the next 12 months. As of September 30, 2024, there are no outstanding derivatives hedging the interest rate fluctuation of the financial debt designated as cash flow hedges.
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
Derivative instruments not designated as hedging instruments
The Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian subsidiaries, whose functional currencies are the Brazilian Real. These transactions were not designated as hedges for accounting purposes. As of September 30, 2024, there are no outstanding derivatives hedging the foreign currency fluctuation not designated as hedging instruments.
Finally, as of September 30, 2024, the Company entered into swap contracts to hedge the interest rate fluctuation of a certain portion of its financial debt in its Brazilian subsidiaries and VIEs. These transactions were not designated as hedges for accounting purposes.
The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of
	September 30, 2024	December 31, 2023
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$86	$91
Cross currency swap contracts	177	244

Not designated as hedging instrument
Foreign exchange contracts	$—	$16
Interest rate swap contracts	165	245
41 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Derivative instrument contracts
The fair values of the Company’s outstanding derivative instruments as of September 30, 2024 and December 31, 2023 were as follows:

Derivative instruments		September 30,	December 31,
		2024	2023
		(In millions)
Foreign exchange contracts designated as cash flow hedges	Other current assets	$2	$—
Cross currency swap contracts designated as fair value hedge	Other current assets	4	1
Interest rate swap contracts not designated as hedging instruments	Other non-current assets	20	22
Cross currency swap contracts designated as net investment hedge	Other current liabilities	—	6
Cross currency swap contracts designated as fair value hedge	Other current liabilities	1	4
Interest rate swap contracts not designated as hedging instruments	Other current liabilities	6	7
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	—	1
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	1	3
Interest rate swap contracts not designated as hedging instruments	Other non-current liabilities	10	10

The effects of derivative contracts on the interim condensed consolidated statement of comprehensive income for the nine-month periods ended September 30, 2024 and 2023 were as follows:

	December 31, 2023	Amount of gain recognized in other comprehensive income	Amount of (gain) loss reclassified from accumulated other comprehensive income	September 30, 2024
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(4)	$7	$(2)	$1
Cross currency swap contracts designated as net investment hedge	(3)	2	1	—
	$(7)	$9	$(1)	$1

	December 31, 2022	Amount of gain (loss) recognized in other comprehensive income	Amount of (gain) loss reclassified from accumulated other comprehensive income	September 30, 2023
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(2)	$(9)	$9	$(2)
Interest swap contracts designated as cash flow hedges	(2)	8	(6)	—
Cross currency swap contracts designated as net investment hedge	(1)	(7)	5	(3)
	$(5)	$(8)	$8	$(5)
The effect of the Company’s fair value hedge relationships on the interim condensed consolidated statements of income for the nine and three-month periods ended September 30, 2024 is a net gain of $24 million and a net loss of $2 million, respectively, and affected Cost of net revenues and financial expenses and foreign exchange losses, net. For the nine and three-month periods ended September 30, 2023, the Company recognized a loss of $9 million and a net gain of $4 million, respectively, that affected Cost of net revenues and financial expenses.
The carrying amount of the hedged items for fair value hedges included in the “Loans payable and other financial liabilities” line item of the interim condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 was $181 million and $216 million, respectively.
42 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The effect of the Company’s fair value hedge relationships on the interim condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of September 30, 2024 and December 31, 2023 is less than $1 million.
The effects of derivative contracts not designated as hedging instruments on the interim condensed consolidated statements of income for the nine and three-month periods ended September 30, 2024 and 2023 were as follows:

	Nine months period ended September 30,		Three months period ended September 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Foreign exchange contracts not designated as hedging instruments recognized in Foreign currency losses, net	$—	$(10)	$—	$1
Interest rate contracts not designated as hedging instruments recognized in Interest expense and other financial losses	(7)	1	(1)	(4)
	$(7)	$(9)	$(1)	$(3)

NOTE 17. SHARE REPURCHASE PROGRAM
On February 21, 2023, the Board authorized the Company to repurchase shares of the Company’s common stock, for an aggregate consideration of up to $900 million.
The Company acquired shares of its own common stock in the Argentine market and paid for them in Argentine Pesos at a price that reflects the additional cost of accessing U.S. dollars through securities denominated in U.S. dollars, because of restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate in Argentina (see Note 2 – Summary of significant accounting policies - Argentine currency status and macroeconomic outlook of these unaudited interim condensed consolidated financial statements). As a result, the Company recognized foreign currency losses of $386 million for the nine-month period ended September 30, 2023, while foreign currency losses for the three-month period ended September 30, 2023 amounted to $173 million. The share repurchase program expired on March 31, 2024. During the nine-month period ended September 30, 2024, the Company did not acquire any shares under the aforementioned share repurchase program.
43 | MercadoLibre, Inc.

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
The discussion and analysis of our financial condition and results of operations has been organized to present the following:
■a brief overview of our company;
■a review of our critical accounting policies and estimates;
■a discussion of our principal trends and results of operations for the nine and three-month periods ended September 30, 2024 and 2023;
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
Business Overview
We are the largest online commerce ecosystem in Latin America based on unique visitors and we are present in 18 countries: Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay, Venezuela, Bolivia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Honduras, Nicaragua, Panama, Paraguay and El Salvador. Our platform is designed to provide users with a complete portfolio of services to facilitate commercial transactions both digitally and offline.
44 | MercadoLibre, Inc.

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
The Mercado Envios logistics solution enables sellers on our platform to utilize third-party carriers and other logistics service providers, while also providing them with fulfillment and warehousing services. The logistics services we offer are an integral part of our value proposition, as they reduce friction between buyers and sellers, and allow us to have greater control over the full experience. Sellers that opt into our logistics solutions are not only able to offer a uniform and seamlessly integrated shipping experience to their buyers at competitive prices, but are also eligible to access shipping subsidies to offer free or discounted shipping for many of their sales on our Marketplaces. In 2020, we launched Meli Air with a fleet of dedicated aircraft covering routes across Brazil and Mexico, with the aim of improving our delivery times. We have also developed a network of independent neighborhood stores and commercial points (known as “Meli Places”) to receive and store packages that are in transit using our integrated technology. Meli Places network allows buyers and sellers to pick-up, drop-off, or return packages with a better experience, reducing the travel distance for all parties. As of September 30, 2024, we offer our shipping solution directed towards deliveries in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay, Peru and Ecuador and we also offer free shipping to buyers in Argentina, Brazil, Mexico, Chile, Colombia, Uruguay and Peru.
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
45 | MercadoLibre, Inc.

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
Reporting Segments and Geographic Information
Our segment reporting is based on geography, which is the criterion our Management currently uses to evaluate our segment performance. Our geographic segments are Brazil, Mexico, Argentina and Other Countries (including Chile, Colombia, Costa Rica, Ecuador, Peru and Uruguay). Although we discuss long-term trends in our business, it is our policy not to provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our Company and believe focusing on short-term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our Company, which could reduce the value of our common stock or permit competitors with short-term tactics to grow more rapidly than us. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock.
The following table sets forth the percentage of our consolidated net revenues by segment for the nine and three-month periods ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Three Months Ended September 30,
(% of total consolidated net revenues)	2024	2023 (1)	2024	2023 (1)
Brazil	56.2%	51.8%	54.8%	52.5%
Mexico	22.5	19.9	21.6	20.2
Argentina	17.1	23.9	19.4	23.2
Other Countries	4.2	4.4	4.2	4.1
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
The following table summarizes the changes in our net revenues by segment for the nine and three-month periods ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change from 2023 to 2024		Three Months Ended September 30,		Change from 2023 to 2024
	2024	2023 (1)	in Dollars	in %	2024	2023 (1)	in Dollars	in %
	(in millions, except percentages)				(In millions, except percentages)
Brazil	$8,270	$5,544	$2,726	49.2%	$2,913	$2,063	$850	41.2%
Mexico	3,317	2,129	1,188	55.8	1,145	795	350	44.0
Argentina (2)	2,511	2,552	(41)	(1.6)	1,033	910	123	13.5
Other Countries	620	473	147	31.1	221	159	62	39.0
Total Net Revenues	$14,718	$10,698	$4,020	37.6%	$5,312	$3,927	$1,385	35.3%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
(2) For the nine-month period ended September 30, 2024, the main driver of Argentina’s net revenues and financial income decrease is partially explained by the average inter-annual increase of Argentina’s official exchange rate against U.S. dollar of 273.8% partially offset by an average inter-annual inflation rate in our Argentine segment of 262.8%. However, for the three-month period ended September 30, 2024, the average inter-annual inflation rate in our Argentine segment of 236.4%, was higher than the average inter-annual increase of Argentina’s official exchange rate against U.S. dollar of 204.7%.

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
46 | MercadoLibre, Inc.

Results of operations for the nine and three-month periods ended September 30, 2024 compared to the nine and three-month periods ended September 30, 2023
The selected financial data for the nine and three-month periods ended September 30, 2024 and 2023 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. The results of operations for the nine and three-month periods ended September 30, 2024, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024 or for any other period.

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
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the nine and three-month periods ended September 30, 2024 and 2023, no single customer accounted for more than 5.0% of our net revenues and financial income.
47 | MercadoLibre, Inc.

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
Our net revenues and financial income grew during the nine and three-month periods ended September 30, 2024 as compared to the same periods in 2023, boosted by an increase in the share of shipping services where we act as principal, as opposed to agent, the growth of credits business originations and our total payment volume.
The continued execution of our long-term strategies in Commerce and Fintech businesses has enabled us to deliver growth in gross merchandise volume, total payment volume and net revenues alongside cash generation.
The following table summarizes our consolidated net revenues and financial income for the nine and three-month periods ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change from 2023 to 2024		Three Months Ended September 30,		Change from 2023 to 2024
	2024	2023 (1)	in Dollars	in %	2024	2023 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Net revenues and financial income	$14,718	$10,698	$4,020	37.6%	$5,312	$3,927	$1,385	35.3%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
48 | MercadoLibre, Inc.

The following table summarizes our consolidated net revenues and financial income by revenue stream and geographic segment for the nine and three-month periods ended September 30, 2024 and 2023:

Consolidated net revenues and financial income	Nine Months Ended September 30,		Change from 2023 to 2024		Three Months Ended September 30,		Change from 2023 to 2024
	2024	2023 (1)	in Dollars	in %	2024	2023 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Brazil
Commerce	$5,073	$3,167	$1,906	60.2%	$1,809	$1,211	$598	49.4%
Fintech	3,197	2,377	820	34.5	1,104	852	252	29.6
	8,270	5,544	2,726	49.2	2,913	2,063	850	41.2
Mexico
Commerce	2,170	1,372	798	58.2	758	499	259	51.9
Fintech	1,147	757	390	51.5	387	296	91	30.7
	3,317	2,129	1,188	55.8	1,145	795	350	44.0
Argentina
Commerce	918	885	33	3.7	411	310	101	32.6
Fintech	1,593	1,667	(74)	(4.4)	622	600	22	3.7
	2,511	2,552	(41)	(1.6)	1,033	910	123	13.5
Other countries
Commerce	444	316	128	40.5	161	108	53	49.1
Fintech	176	157	19	12.1	60	51	9	17.6
	620	473	147	31.1	221	159	62	39.0
Consolidated
Commerce	8,605	5,740	2,865	49.9	3,139	2,128	1,011	47.5
Fintech	6,113	4,958	1,155	23.3	2,173	1,799	374	20.8
Total	$14,718	$10,698	$4,020	37.6%	$5,312	$3,927	$1,385	35.3%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
See Note 9 – Segments of our unaudited interim condensed consolidated financial statements for further information regarding our net revenues and financial income disaggregated by similar products and services for the nine and three-month periods ended September 30, 2024 and 2023.
Our Commerce revenues grew $2,865 million and $1,011 million, or 49.9% and 47.5%, for the nine and three-month periods ended September 30, 2024, respectively, as compared to the same periods in 2023. This increase in Commerce revenues was primarily attributable to:
■(i) an increase of $2,436 million and $805 million in our Commerce services revenues for the nine and three-month periods ended September 30, 2024, respectively, mainly related to a 18.0% and 13.6% increase in gross merchandise volume, respectively, (ii) a 28.8% and 29.4% increase in our shipped items, respectively, and (iii) higher flat fee contributions for low gross merchandise volume transactions. Shipping carrier costs, which are netted against revenues, decreased $916 million and $398 million, from $1,710 million and $611 million for the nine and three-month periods ended September 30, 2023, to $794 million and $213 million for the nine and three-month periods ended September 30, 2024, respectively, mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent; and
■an increase of $429 million in our revenues from Commerce products sales for the nine-month period ended September 30, 2024, as compared to the same period in 2023, mainly in Brazil and Mexico, partially offset by Argentina, mainly due to an increase in the Argentina’s official exchange rate against U.S. dollar, and an increase of $206 million for the three-month period ended September 30, 2024, as compared to the same period in 2023, mainly in Brazil and Mexico.
Our Fintech revenues grew 23.3% and 20.8%, from $4,958 million and $1,799 million for the nine and three-month periods ended September 30, 2023, respectively, to $6,113 million and $2,173 million for the nine and three-month periods ended September 30, 2024, respectively. This increase was mainly generated by:
■an increase of $751 million and $238 million in our credits revenues for the nine and three-month periods ended September 30, 2024, respectively, mainly as a consequence of higher originations; and
49 | MercadoLibre, Inc.

■an increase of $401 million and $131 million in our revenues from Financial services and income for the nine and three-month periods ended September 30, 2024, respectively, mainly related to a 34.7% and 34.0% increase in our total payment volume, and a 52.2% and 47.5% increase in our total payment transactions, respectively, partially offset by a decrease of financial income as a result of lower interest rates mainly in Argentina.
Brazil
Commerce revenues in Brazil increased 60.2% in the nine-month period ended September 30, 2024 as compared to the same period in 2023. This increase was generated by an increase of $1,561 million in our Commerce services revenues mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, and an increase of $345 million in our revenues from Commerce products sales. Fintech revenues grew by 34.5%, a $820 million increase, during the nine-month period ended September 30, 2024 as compared to the same period in 2023, mainly driven by an increase of $576 million in our Credits revenues and an increase of $239 million in our revenues from Financial services and income.
Commerce revenues in Brazil increased 49.4% in the three-month period ended September 30, 2024 as compared to the same period in 2023. This increase was generated by an increase of $445 million in our Commerce services revenues mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, and an increase of $153 million in our revenues from Commerce products sales. Fintech revenues grew by 29.6%, a $252 million increase, during the three-month period ended September 30, 2024 as compared to the same period in 2023, mainly driven by an increase of $195 million in our Credits revenues and an increase of $53 million in our revenues from Financial services and income.
Net revenues growth during the nine and three-month periods ended September 30, 2024, as compared to the same periods in 2023, were offset by the average increase of Brazil´s exchange rate against U.S. dollar of 4.6% and 13.6%, respectively.
Mexico
Commerce revenues in Mexico increased 58.2% in the nine-month period ended September 30, 2024 as compared to the same period in 2023. This increase was generated by an increase of $704 million in our Commerce services revenues mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, and an increase of $94 million in our revenues from Commerce products sales. Fintech revenues grew 51.5%, a $390 million increase, during the nine-month period ended September 30, 2024 as compared to the same period in 2023, mainly driven by an increase of $249 million in our Credits revenues and an increase of $137 million in our revenues from Financial services and income.
Commerce revenues in Mexico increased 51.9% in the three-month period ended September 30, 2024 as compared to the same period in 2023. This increase was generated by an increase of $218 million in our Commerce services revenues mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, and an increase of $41 million in our revenues from Commerce products sales. Fintech revenues grew 30.7%, a $91 million increase, during the three-month period ended September 30, 2024 as compared to the same period in 2023, mainly driven by an increase of $51 million in our Credits revenues and an increase of $39 million in our revenues from Financial services and income.
Net revenues growth during the three-month period ended September 30, 2024, as compared to the same period in 2023, were offset by the average increase of Mexico´s exchange rate against U.S. dollar of 11.1%.
Argentina
The main driver of the decrease in Argentina’s net revenues and financial income for the nine-month period ended September 30, 2024 is an average inter-annual increase of Argentina’s official exchange rate against the U.S. dollar of 273.8% for the nine-month period ended September 30, 2024, partially offset by an average inter-annual inflation rate in our Argentine segment of 262.8% for the nine-month period ended September 30, 2024.
Commerce revenues in Argentina increased 3.7% in the nine-month period ended September 30, 2024 as compared to the same period in 2023. This increase was generated by an increase of $68 million in our Commerce services revenues, partially offset by a decrease of $35 million in our revenues from Commerce products sales. Fintech revenues decreased 4.4%, a $74 million decrease, during the nine-month period ended September 30, 2024 as compared to the same period in 2023, mainly driven by a decrease of $77 million in our Credits revenues, partially offset by an increase of $3 million in our revenues from Financial services and income.
Commerce revenues in Argentina increased 32.6% in the three-month period ended September 30, 2024 as compared to the same period in 2023. This increase was generated by an increase of $98 million in our Commerce services revenues, and an increase of $3 million in our revenues from Commerce products sales. Fintech revenues increased 3.7%, a $22 million increase, during the three-month period ended September 30, 2024 as compared to the same period in 2023, mainly driven by an increase of $29 million in our revenues from Financial services and income, partially offset by a decrease of $8 million in our Credits revenues.

50 | MercadoLibre, Inc.

The following table sets forth our total net revenues and financial income and the sequential quarterly variation of these net revenues and financial income for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except percentages)
2024
Net revenues and financial income	$4,333	$5,073	$5,312	n/a
Percent change from prior quarter	(2)%	17%	5% (2)
2023 (1)
Net revenues and financial income	$3,186	$3,585	$3,927	$4,409
Percent change from prior quarter	2%	13%	10%	12%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
(2) Net revenues growth for the three-month period ended September 30, 2024 as compared to the three-month period ended June 30, 2024 were offset by the average increase of Brazil and Mexico official exchange rate against U.S. dollar of 6.3% and 9.8%, respectively.
The following table sets forth the growth in net revenues and financial income in local currencies, for the nine and three-month periods ended September 30, 2024 as compared to the same period in 2023:

	Change from 2023 to 2024
(% of revenue growth in Local Currency) (1)	Nine-month period	Three-month period
Brazil	56.9%	60.4%
Mexico	56.3	59.9
Argentina (2)	256.7	245.4
Other countries	41.2	50.3
Total consolidated	103.7%	102.7%
(1) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2023 and applying them to the corresponding months in 2024, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.
(2) For the nine-month period ended September 30, 2024, the average inter-annual increase of Argentina’s official exchange rate against U.S. dollar of 273.8% was partially offset by an average inter-annual inflation rate in our Argentine segment of 262.8%. For the three-month period ended September 30, 2024, the average inter-annual inflation rate in our Argentine segment of 236.4% was higher than the average inter-annual increase of Argentina’s official exchange rate against U.S. dollar of 204.7%.
51 | MercadoLibre, Inc.

Cost of net revenues and financial expenses
Cost of net revenues and financial expenses primarily includes shipping operation costs (including warehousing costs), carrier and other operating costs, cost of goods sold, collection fees, sales taxes, funding costs related to our credits and Mercado Pago business, fraud prevention expenses, hosting and site operation fees, certain tax withholding related to export duties, compensation for customer support personnel and depreciation and amortization. The following table presents cost of net revenues and financial expenses for the periods indicated:

	Nine Months Ended September 30,		Change from 2023 to 2024		Three Months Ended September 30,		Change from 2023 to 2024
	2024	2023 (1)	in Dollars	in %	2024	2023 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Cost of net revenues and financial expenses	$7,890	$5,158	$2,732	53.0%	$2,873	$1,832	$1,041	56.8%
As a percentage of net revenues and financial income	53.6%	48.2%			54.1%	46.7%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
For the nine-month period ended September 30, 2024 as compared to the same period in 2023, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $1,838 million increase in shipping operating and carrier costs mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent; ii) $326 million increase in cost of sales of goods mainly in Brazil and Mexico, partially offset by a decrease in Argentina; iii) $270 million increase in collection fees, which was mainly attributable to our Brazilian and Mexican operations as a result of the higher growth of total payment volume of Mercado Pago in those countries; and iv) $179 million increase in sales taxes.
For the three-month period ended September 30, 2024 as compared to the same period in 2023, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $678 million increase in shipping operating and carrier costs mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent; ii) $167 million increase in cost of sales of goods mainly in Brazil and Mexico; iii) $86 million increase in collection fees, which was mainly attributable to our Brazilian, Argentinian and Mexican operations as a result of the higher transactions volume of Mercado Pago in those countries; and iv) $77 million increase in sales taxes.
Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues and financial income, which are classified as a cost of net revenues and financial expenses. These taxes represented 6.7% and 6.7% of net revenues and financial income for the nine and three-month periods ended September 30, 2024, and 7.5% and 7.1% for the same period in 2023.
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
For the nine and three-month periods ended September 30, 2024 and 2023, our gross profit margins were 46.4% and 45.9%, and 51.8% and 53.3%, respectively.
For the nine-month period ended September 30, 2024, as compared to the same period in 2023, the decrease in our gross profit margin resulted primarily from an increase in our shipping operating and carrier costs, as a percentage of net revenues and financial income mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, partially offset by a decrease of our other fintech costs, sales taxes and collection fees, as a percentage of net revenues and financial income.
For the three-month period ended September 30, 2024, as compared to the same period in 2023, the decrease in our gross profit margin resulted primarily from an increase in our shipping operating and carrier costs, as a percentage of net revenues and financial income, mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, and an increase in cost of sales of goods as a percentage of net revenues and financial income, partially offset by a decrease of our other fintech costs, collection fees and sales taxes as a percentage of net revenues and financial income.
In the future, our gross profit margin could continue declining if we maintain the growth of our sales of goods business, which has a lower pure product margin, building up our logistics network and if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues and financial income trend.
52 | MercadoLibre, Inc.

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

	Nine Months Ended September 30,		Change from 2023 to 2024		Three Months Ended September 30,		Change from 2023 to 2024
	2024	2023	in Dollars	in %	2024	2023	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Product and technology development	$1,422	$1,145	$277	24.2%	$504	$396	$108	27.3%
As a percentage of net revenues and financial income	9.7%	10.7%			9.5%	10.1%
For the nine-month period ended September 30, 2024, the increase in product and technology development expenses as compared to the same period in 2023 was primarily attributable to a: i) $146 million increase in salaries and wages mainly related to the increase of 17% in our product and technology development headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; ii) $78 million increase in other product and technology development expenses mainly related to certain disputed amounts regarding withholding income tax contingencies in Brazil and higher tax withholding in connection with intercompany export services billing duties; and iii) $32 million increase in depreciation and amortization expenses mainly related to capitalized information and technology assets.
For the three-month period ended September 30, 2024, the increase in product and technology development expenses as compared to the same period in 2023 was primarily attributable to a: i) $63 million increase in salaries and wages mainly related to the increase of 17% in our product and technology development headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; ii) $28 million increase in other product and technology development expenses mainly related to certain disputed amounts regarding withholding income tax contingencies in Brazil and higher tax withholding in connection with intercompany export services billing duties; and iii) $9 million increase in depreciation and amortization expenses mainly related to capitalized information and technology assets.
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
The following table presents sales and marketing expenses for the periods indicated:

	Nine Months Ended September 30,		Change from 2023 to 2024		Three Months Ended September 30,		Change from 2023 to 2024
	2024	2023	in Dollars	in %	2024	2023	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Sales and marketing	$1,555	$1,207	$348	28.8%	$566	$441	$125	28.3%
As a percentage of net revenues and financial income	10.6%	11.3%			10.7%	11.2%
For the nine-month period ended September 30, 2024, the increase in sales and marketing expenses as compared to the same period in 2023 was primarily attributable to a: i) $212 million increase in online and offline marketing expenses mainly in Brazil and Mexico; ii) $45 million increase in our buyer protection program expenses; iii) $35 million increase in salaries and wages mainly related to the increase of 13% in our sales and marketing headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; and iv) $32 million increase in chargebacks.
53 | MercadoLibre, Inc.

For the three-month period ended September 30, 2024, the increase in sales and marketing expenses as compared to the same period in 2023 was primarily attributable to a: i) $76 million increase in online and offline marketing expenses mainly in Brazil; ii) $14 million increase in our buyer protection program expenses; iii) $13 million increase in chargebacks; and iv) $12 million increase in salaries and wages mainly related to the increase of 16% in our sales and marketing headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price.
Provision for doubtful accounts
Provision for doubtful accounts consists of the current expected credit losses on our financial assets, mainly loans receivable. The following table presents provision for doubtful accounts expenses for the periods indicated:

	Nine Months Ended September 30,		Change from 2023 to 2024		Three Months Ended September 30,		Change from 2023 to 2024
	2024	2023	in Dollars	in %	2024	2023	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Provision for doubtful accounts	$1,331	$751	$580	77.2%	$507	$277	$230	83.0%
As a percentage of net revenues and financial income	9.0%	7.0%			9.5%	7.1%
For the nine and three-month period ended September 30, 2024, as compared to the same period in 2023, the provision for doubtful accounts increased $580 million and $230 million, respectively, due to the increase in originations growing at 76% and 77% (mainly related to the credit card and consumer product), respectively, resulting an increase in the average balance of the loans receivable portfolio of 52.7% and 64.2%, respectively.
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

	Nine Months Ended September 30,		Change from 2023 to 2024		Three Months Ended September 30,		Change from 2023 to 2024
	2024	2023	in Dollars	in %	2024	2023	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
General and administrative	$709	$565	$144	25.5%	$305	$196	$109	55.6%
As a percentage of net revenues and financial income	4.8%	5.3%			5.7%	5.0%
For the nine-month period ended September 30, 2024, the increase in general and administrative expenses as compared to the same period in 2023 was primarily attributable to a: i) $53 million increase in salaries and wages, mainly related to the increase of 11% in general and administrative headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; ii) $52 million increase in contingencies; and iii) $23 million increase in other general and administrative expenses mainly related to higher tax withholding in connection with intercompany export services billing duties.
For the three-month period ended September 30, 2024, the increase in general and administrative expenses as compared to the same period in 2023 was primarily attributable to a: i) $51 million increase in contingencies; ii) $28 million increase in salaries and wages, mainly related to the increase of 12% in general and administrative headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; and iii) $18 million increase in other general and administrative expenses mainly related to higher tax withholding in connection with intercompany export services billing duties.
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
54 | MercadoLibre, Inc.

For the nine and three-month periods ended September 30, 2024, as compared to the same period in 2023, our operating income margin decreased from 17.5% and 20.0% to 12.3% and 10.5%, respectively.
For the nine-month period ended September 30, 2024, as compared to the same period in 2023, the decrease was mainly explained by an increase in cost of net revenues and financial expenses as a percentage of net revenues and financial income, mainly due to an increase in the share of shipping services where we act as principal as opposed to agent, and provision of doubtful accounts, as a percentage of net revenues and financial income. This decrease was partially offset by product and technology development related expenses, as a percentage of net revenues and financial income.
For the three-month period ended September 30, 2024, as compared to the same period in 2023, the decrease was mainly explained by an increase in cost of net revenues and financial expenses as a percentage of net revenues and financial income, mainly due to an increase in the share of shipping services where we act as principal as opposed to agent, and provision of doubtful accounts, as a percentage of net revenues and financial income.
Other income (expenses), net
Other income (expenses), net consists primarily of interest income derived from our investments and cash equivalents, interest expense and other financial charges related to financial liabilities not related to Mercado Pago’s operations, and foreign currency gains or losses. The following table presents other income (expenses), net for the periods indicated:

	Nine Months Ended September 30,		Change from 2023 to 2024		Three Months Ended September 30,		Change from 2023 to 2024
	2024	2023 (1)	in Dollars	in %	2024	2023 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Other income (expenses), net	$(142)	$(549)	$407	(74.1)%	$(37)	$(254)	$217	(85.4)%
As a percentage of net revenues and financial income	(1.0)%	(5.1)%			(0.7)%	(6.5)%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
For the nine-month period ended September 30, 2024, the decrease in other expense, net as compared to the same period in 2023 was primarily attributable to lower foreign exchange losses of $327 million due to acquisitions of financial instruments in the Argentine market at a price that reflects an additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate, and due to lower foreign exchange losses from our Argentine subsidiaries. This was partially offset by higher foreign exchange losses from our Brazilian and Mexican subsidiaries.
For the three-month period ended September 30, 2024, the decrease in other expense, net as compared to the same period in 2023 was primarily attributable to (i) lower foreign exchange losses of $146 million due to acquisitions of financial instruments in the Argentine market at a price that reflects an additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate, and (ii)foreign exchange gains from our Brazilian subsidiaries during the quarter ended September 30, 2024.
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
The following table summarizes the composition of our income taxes for the nine and three-month periods ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change from 2023 to 2024		Three Months Ended September 30,		Change from 2023 to 2024
	2024	2023	in Dollars	in %	2024	2023	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Income tax expense	$397	$504	$(107)	(21.2)%	$123	$172	$(49)	(28.5)%
As a percentage of net revenues and financial income	2.7%	4.7%			2.3%	4.4%
55 | MercadoLibre, Inc.

During the nine and three-month periods ended September 30, 2024 as compared to the same periods in 2023, income tax expense decreased mainly as a result of lower income tax expense in Argentina and Brazil due to lower taxable income in Argentina and higher deferred tax assets in our Brazilian segment. This decrease was partially offset by higher income tax expense in Mexico in 2024 mainly driven by the income tax gains recognized in Mexico during the third quarter of 2023 as a result of the reversal of the valuation allowance in one of our Mexican subsidiaries and higher income tax expense due to withholding tax on dividends.

The following table summarizes our estimated effective tax rates for the nine and three-month periods ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Effective tax rate (1)	23.8%	38.1%	23.7%	32.5%
(1) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

Our estimated effective tax rate for the nine and three-month periods ended September 30, 2024 decreased as compared to the same periods in 2023, mainly as a result of (i) no foreign exchange losses recognition during the period related to the acquisition of our own common stock in the Argentine market, which was considered as a non-deductible expense, (ii) lower taxable foreign exchange gains accounted for in Argentina for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, the Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country, and (iii) higher deductions related to tax inflation adjustments in Argentina. This decrease was partially offset by the reversal of the valuation allowances in one of our Mexican subsidiaries accounted for in the third quarter of 2023.

Segment information

	Nine Months Ended September 30, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$8,270	$3,317	$2,511	$620	$14,718
Direct costs	(6,528)	(2,707)	(1,449)	(543)	(11,227)
Direct contribution	$1,742	$610	$1,062	$77	$3,491
Margin	21.1%	18.4%	42.3%	12.4%	23.7%

	Nine Months Ended September 30, 2023 (1)
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$5,544	$2,129	$2,552	$473	$10,698
Direct costs	(4,183)	(1,593)	(1,314)	(445)	(7,535)
Direct contribution	$1,361	$536	$1,238	$28	$3,163
Margin	24.5%	25.2%	48.5%	5.9%	29.6%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.
56 | MercadoLibre, Inc.

	Change from the Nine Months Ended September 30, 2023 to September 30, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income
in Dollars	$2,726	$1,188	$(41)	$147	$4,020
in %	49.2%	55.8%	(1.6)%	31.1%	37.6%
Direct costs
in Dollars	$(2,345)	$(1,114)	$(135)	$(98)	$(3,692)
in %	56.1%	69.9%	10.3%	22.0%	49.0%
Direct contribution
in Dollars	$381	$74	$(176)	$49	$328
in %	28.0%	13.8%	(14.2)%	175.0%	10.4%

	Three Months Ended September 30, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$2,913	$1,145	$1,033	$221	$5,312
Direct costs	(2,408)	(953)	(576)	(191)	(4,128)
Direct contribution	$505	$192	$457	$30	$1,184
Margin	17.3%	16.8%	44.2%	13.6%	22.3%

	Three Months Ended September 30, 2023 (1)
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$2,063	$795	$910	$159	$3,927
Direct costs	(1,492)	(605)	(447)	(155)	(2,699)
Direct contribution	$571	$190	$463	$4	$1,228
Margin	27.7%	23.9%	50.9%	2.5%	31.3%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results to our unaudited interim condensed consolidated financial statements for further details.

	Change from the Three Months Ended September 30, 2023 to September 30, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income
in Dollars	$850	$350	$123	$62	$1,385
in %	41.2%	44.0%	13.5%	39.0%	35.3%
Direct costs
in Dollars	$(916)	$(348)	$(129)	$(36)	$(1,429)
in %	61.4%	57.5%	28.9%	23.2%	52.9%
Direct contribution
in Dollars	$(66)	$2	$(6)	$26	$(44)
in %	(11.6)%	1.1%	(1.3)%	650.0%	(3.6)%
57 | MercadoLibre, Inc.

Net revenues and financial income
Net revenues and financial income for the nine and three-month periods ended September 30, 2024 as compared to the same periods in 2023 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues and financial income”.
Direct costs
Brazil
For the nine-month period ended September 30, 2024, as compared to the same period in 2023, direct costs increased mainly driven by a: i) $1,712 million increase in cost of net revenues and financial expenses, mainly attributable to an increase in shipping operating and carrier costs mostly due to an increase in the share of shipping services where we act as principal, as opposed to agent, cost of goods sold as a consequence of an increase in first-party sales, sales taxes and collection fees as a consequence of the higher transactions volume of our Mercado Pago business; ii) $410 million increase in provision for doubtful accounts mainly related to our credit card and consumer credits business growth; and iii) $173 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses.
For the three-month period ended September 30, 2024, as compared to the same period in 2023, direct costs increased mainly driven by a: i) $629 million increase in cost of net revenues and financial expenses, mainly attributable to an increase in shipping operating and carrier costs mostly due to an increase in the share of shipping services where we act as principal, as opposed to agent, cost of goods sold as a consequence of an increase in first-party sales, sales tax and collection fees as a consequence of the higher transactions volume of our Mercado Pago business and hosting and site operation fees; ii) $174 million increase in provision for doubtful accounts mainly related to our credit card and consumer credits business growth; iii) $72 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses; and iv) $39 million increase in general and administrative expenses mainly due to contingencies.
Mexico
For the nine-month period ended September 30, 2024, as compared to the same period in 2023, direct costs increased mainly driven by a: i) $810 million increase in cost of net revenues and financial expenses, mainly attributable to increases in shipping operating and carrier costs mostly due to an increase in the share of shipping services where we act as principal, as opposed to agent, cost of goods sold as a consequence of an increase in first-party sales, collection fees due to higher Mercado Pago penetration, hosting and site operation fees and other payments costs mainly related to higher funding cost related to our credits business; ii) $183 million increase in provision for doubtful accounts mainly related to our credit card business growth; and iii) $101 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, chargebacks and buyer protection program expenses.
For the three-month period ended September 30, 2024, as compared to the same period in 2023, direct costs increased mainly driven by a: i) $272 million increase in cost of net revenues and financial expenses, mainly attributable to increases in shipping operating and carrier costs mostly due to an increase in the share of shipping services where we act as principal, as opposed to agent, cost of goods sold as a consequence of an increase in first-party sales, collection fees due to higher Mercado Pago penetration and hosting and site operation fees; ii) $57 million increase in provision for doubtful accounts mainly related to our credit card business growth; and iii) $17 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, chargebacks and buyer protection program expenses.
Argentina
For the nine-month period ended September 30, 2024, as compared to the same period in 2023, direct costs increased mainly driven by a: i) $95 million increase in cost in net revenues and financial expenses driven by an increase in shipping operating and carrier costs mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, hosting and site operation fees and collection fees, offset by a decrease in other payments costs mainly related to lower funding cost related to our credits business; ii) $26 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses; and iii) $23 million increase in product and technology development expenses, mostly due to an increase in depreciation and amortization expenses mainly related to capitalized information and technology assets and in maintenance expenses, partially offset by $10 million decrease in provision for doubtful accounts mainly related to improvements in our non-performing loans ratio and the increase in the Argentina's official exchange rate against U.S. dollar.
For the three-month period ended September 30, 2024, as compared to the same period in 2023, direct costs increased mainly driven by a: i) $93 million increase in cost of net revenues and financial expenses, mainly attributable to an increase in shipping operating and carrier costs mostly due to an increase in the share of shipping services where we act as principal, as opposed to agent, collection fees, sales tax and hosting and site operation fees, partially offset by by a decrease in other payments costs mainly related to lower funding cost related to our credits business; and ii) $20 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses.

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
58 | MercadoLibre, Inc.

We have funded Mercado Pago mainly by selling credit card receivables and through credit lines. Additionally, we have financed our Mercado Pago and Mercado Credito businesses through the securitization of credit card receivables and certain loans through SPEs created in Brazil, Mexico and Argentina. Finally, we obtained funding through our financial institution in Brazil through deposit certificates, financial bills and loans from banks. Refer to Note 13 – Loans payable and other financial liabilities and Note 14 – Securitization transactions of our unaudited interim condensed consolidated financial statements for further detail.
We committed to purchase cloud services for: i) a total amount of $824 million to be paid within a 5-year period starting on October 1, 2021. ii) a total amount of $200 million to be paid within a 3-year period starting on September 23, 2022 and iii) a total amount of $90 million, to be paid between November 2024 and June 30, 2030. Please refer to Note 11 – Commitments and Contingencies of our unaudited interim condensed consolidated financial statements for further detail on purchase commitments.
On September 27, 2024, we entered into a $400 million amended and restated revolving credit agreement (the “Amended and Restated Credit Agreement”). The interest rates under the Amended and Restated Credit Agreement are based on Term SOFR (“Secured Overnight Funding Rate”) plus an interest margin of 1.00% per annum, which may be decreased to 0.90% per annum or increased to 1.15% per annum depending on our debt rating, as further provided under the Amended and Restated Credit Agreement. We are also obligated to pay a commitment fee on the unused amounts of the facility at a rate per annum equal to 25% of the then Applicable Margin, depending on our debt rating, as further provided under the Amended and Restated Credit Agreement. As of September 30, 2024, no amounts had been borrowed under the facility. See Note 13 – Loans payable and other financial liabilities of our unaudited interim condensed consolidated financial statements for further detail.
On April 8, 2022, we signed a 10-year agreement with Gol Linhas Aereas S.A. under which we committed to contract a minimum amount of air logistics services for a total annual cost of $43 million (total amount once all the dedicated aircraft are in operation). Pursuant to the agreement, Gol Linhas Aereas S.A. will provide logistics services in Brazil to Mercado Envios through six dedicated aircraft, all of which have already started operations as of September 30, 2024.
Since October 2023, we signed 3-year agreements with certain shipping companies in Brazil, under which we committed to contract a minimum amount of logistics services for a total cost of $109 million.
On January 10, 2024, we signed a 5-year agreement for the naming rights of the Complexo Pacaembu (municipal stadium of the city of São Paulo), for a total amount of $56 million. The agreement has the option to extend the term for 5 additional independent periods of 5 years each, for the same amount indexed by the Brazilian inflation rate index IPCA.
We have several committed leases, mainly related to our fulfillment and service centers, which are one of the most important investments for our Mercado Envios business. In this sense, as of September 30, 2024, we have committed rental expenditures with our lessors for $1,378 million and $128 million for operating leases and finance leases, respectively. See Note 15 – Leases of our unaudited interim condensed consolidated financial statements for further detail on leases. Additionally, we have lease agreements for new warehouses in Brazil, Mexico and Argentina for a total amount of $1,497 million that has not yet commenced. Lease terms under the agreements are between 5 to 15 years.
We and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of our suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in our payment policy. Suppliers’ voluntary inclusion of invoices in the SFP does not change our payment terms, the amounts paid or liquidity. The supplier invoices that have been confirmed as valid under the program require payment in full according to the terms established in our payment policies (between 60 and 90 days). There are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial institution. We have no economic interest in a supplier’s decision to participate in the SFP and have no financial impact in connection with the SFP. As of September 30, 2024, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $404 million, and are included in the balance sheet within accounts payable and accrued expenses line.
As of September 30, 2024, our main source of liquidity was $3,271 million of cash and cash equivalents and short-term investments, which excludes $3,402 million of restricted investment mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists of cash generated from operations and proceeds from loans.
As of September 30, 2024, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $7,929 million, or 86.0% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our cash and cash equivalents, restricted cash and cash equivalents and investments held outside U.S. amounted to 76.5% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil, Mexico and Argentina.
59 | MercadoLibre, Inc.

The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Net cash provided by (used in):
Operating activities	$4,994	$3,212
Investing activities	(6,159)	(2,536)
Financing activities	1,202	(340)
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(407)	(443)
Net decrease in cash, cash equivalents, restricted cash and cash equivalents	$(370)	$(107)
Net cash provided by operating activities

	Nine Months Ended September 30,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(In millions, except percentages)
Net cash provided by:
Operating activities	$4,994	$3,212	$1,782	55.5%
Net cash provided by operating activities in the nine-month period ended September 30, 2024 resulted mainly from our net income of $1,272 million, adjustments to net income related to non-cash items of $1,778 million, an increase in funds payable to customers of $1,880 million and in amounts payable due to credit and debit card transactions of $761 million, partially offset by an increase in credit card receivables and other means of payments of $1,421 million and in other assets of $270 million. The $1,782 million increase in the net cash provided by operating activities in the nine-month period ended September 30, 2024, as compared to the same period in 2023, is mainly explained by the $450 million increase in net income, the increase of $1,440 million in funds payable to customers and the increase of $506 million in amounts payable due to credit and debit card transactions, partially offset by an increase of $1,060 million in funds related to credit card receivables and other means of payments.
Net cash used in investing activities

	Nine Months Ended September 30,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(In millions, except percentages)
Net cash used in:
Investing activities	$(6,159)	$(2,536)	$(3,623)	142.9%
Net cash used in investing activities in the nine-month period ended September 30, 2024 resulted mainly from the use of $3,316 million related to changes on loans receivable due to loans granted to merchants and consumers, and Mercado Pago credit card utilization under our Mercado Credito solution net of collections, $2,294 million related to the net purchases of investments and $551 million in the investment of property and equipment (mainly related to our shipping network and information technology assets in Argentina, Brazil and Mexico). The $3,623 million increase in net cash used in investing activities in the nine-month period ended September 30, 2024, as compared to the same period in 2023, is mainly explained by the $1,851 million increase in our loans receivables due to loans granted to merchants and consumers, and Mercado Pago credit card utilization under our Mercado Credito solution net of collections and the $1,601 million increase in our net purchase of investment.
Net cash provided by (used in) financing activities

	Nine Months Ended September 30,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(In millions, except percentages)
Net cash provided by (used in):
Financing activities	$1,202	$(340)	$1,542	(453.5)%
60 | MercadoLibre, Inc.

For the nine-month period ended September 30, 2024, our net cash provided by financing activities resulted primarily from $1,241 million provided by net loans payables and other financing liabilities and $38 million used for the payments of finance lease obligations. The $1,542 million increase in net cash provided by (used in) financing activities in the nine-month period ended September 30, 2024, as compared to the same period in 2023, is mainly explained by the increase of $1,204 million of the cash provided by net loans payables and other financing liabilities and a $355 million decrease in common stock repurchased.
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
61 | MercadoLibre, Inc.

During 2023, we repurchased $9 million and $70 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively, plus $1 million of interest accrued on the 2026 Sustainability Notes and 2031 Notes. The total amount paid during 2023 for those repurchases amounted to $66 million. During 2024, we repurchased $27 million and $51 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid during 2024 for those repurchases amounted to $71 million.
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
Summarized balance sheet information for the Obligor Group as of September 30, 2024 and December 31, 2023 is provided in the table below:

	September 30, 2024	December 31, 2023
	(In millions)
Current assets (1) (2)	$13,501	$11,343
Non-current assets (3)	3,571	3,032
Current liabilities (4)	12,853	9,683
Non-current liabilities	2,442	2,327
(1) Includes restricted cash and cash equivalents of $355 million and $430 million and guarantees in short-term investments of $3,389 million and $2,289 million as of September 30, 2024, and December 31, 2023, respectively.
(2) Includes Current assets from non-guarantor subsidiaries of $1,825 million and $1,405 million as of September 30, 2024, and December 31, 2023, respectively.
(3) Includes Non-current assets from non-guarantor subsidiaries of $173 million and $309 million as of September 30, 2024, and December 31, 2023, respectively.
(4) Includes Current liabilities to non-guarantor subsidiaries of $2,231 million and $1,808 million as of September 30, 2024, and December 31, 2023, respectively.

Summarized statement of income information for the Obligor Group for the nine-month period ended September 30, 2024, is provided in the table below:

September 30, 2024
(In millions)
Net revenues and financial income (1)	$12,166
Gross profit (2)	4,598
Income from operations (3)	1,207
Net income (4)	795
(1) Includes net revenues from transactions with non-guarantor subsidiaries of $355 million for the nine-month period ended September 30, 2024.
(2) Includes charges from transactions with non-guarantor subsidiaries of $973 million for the nine-month period ended September 30, 2024.
(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $602 million for the nine-month period ended September 30, 2024.
(4) Includes other income/ (expense), net from transactions with non-guarantor subsidiaries of $76 million for the nine-month period ended September 30, 2024.

Capital expenditures
Our capital expenditures (comprised of our investments in property and equipment (such as certain assets used in our fulfillment centers) and intangible assets (excluding digital assets)) for the nine-month periods ended September 30, 2024 and 2023 amounted to $555 million and $329 million, respectively.
During the nine-month period ended September 30, 2024, we invested $237 million in information and technology assets in Brazil, Mexico and Argentina, and $269 million in our Argentine, Brazilian and Mexican shipping premises and offices.
62 | MercadoLibre, Inc.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except percentages) (1)		(In millions, except percentages) (1)
Fintech monthly active users (2)	56	42	56	42
Unique active buyers (3)	87	74	61	50
Gross merchandise volume (4)	$36,919	$31,299	$12,907	$11,360
Number of items sold (5)	1,262	991	456	357
Number of items shipped (6)	1,249	970	453	350
Total payment volume (7)	$137,746	$102,278	$50,691	$37,839
Acquiring total payments volume (8)	$100,367	$81,221	$36,042	$29,721
Total payment transactions (9)	8,030	5,275	2,936	1,991
NIMAL (10)	28.3%	35.1%	24.2%	37.4%
Capital expenditures	$555	$329	$223	$126
Depreciation and amortization	$465	$389	$157	$135
(1) Figures have been calculated using rounded amounts. Growth calculations based on this table may not total due to rounding.
(2) As of January 1, 2024, we have replaced “Unique Active Users” with “Fintech monthly active users” and “Unique active buyers” as our main indicators of our Fintech and Commerce revenue lines. Management believes that the significant growth of our Fintech business merits a standalone metric to more precisely measure its footprint and user base growth and to make the best strategic decisions for the development of the Fintech business. Fintech monthly active users is defined as Fintech payers and/or collectors as of September 30, 2024, that, during the last month of the reporting period, performed at least one of the following actions during such month: 1) made a debit or credit card payment, 2) made a QR code payment, 3) made an off-platform online payment using our checkout or link of payment solutions while logged in to our Mercado Pago fintech platform, 4) made an investment or employed any of our savings solutions, 5) purchased an insurance policy, 6) took out a loan through our Mercado Credito solution, or 7) received the payment from a sale or transaction either on or off marketplace.
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
(7) Total U.S. dollar sum of all transactions paid for using Mercado Pago, including marketplace and non-marketplace transactions, excluding peer-to-peer transactions. As of January 1, 2024, we no longer include peer-to-peer transactions in our TPV in accordance with the metrics and underlying criteria used by our Mercado Pago team, which Management then employs to make strategic decisions. Consequently, total payment volume for the nine and three month periods ended September 30, 2023, has been recast to exclude peer-to-peer transactions.
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
(9) Number of all transactions paid for using Mercado Pago, excluding peer-to-peer transactions. As of January 1, 2024 we no longer include peer-to-peer transactions in our total payment transactions in accordance with the metric and understanding criteria used by our Mercado Pago team, which Management then employs to make strategic decisions. Consequently, total payment volume for the nine and three month periods ended September 30, 2023, has been recast to exclude peer-to-per transactions.
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
63 | MercadoLibre, Inc.

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
The following table presents a reconciliation of net income to Adjusted EBITDA for the period indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Net income	$1,272	$822	$397	$359
Adjustments:
Depreciation and amortization	465	389	157	135
Interest income and other financial gains	(107)	(95)	(43)	(38)
Interest expense and other financial losses	117	136	40	53
Foreign currency losses, net	132	508	40	239
Income tax expense	397	504	123	172
Equity in earnings of unconsolidated entity	—	(3)	—	—
Adjusted EBITDA	$2,276	$2,261	$714	$920

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

64 | MercadoLibre, Inc.

The following table presents a reconciliation of net debt for each of the periods indicated:

	September 30, 2024	December 31, 2023
	(In millions)
Current Loans payable and other financial liabilities	$2,250	$2,292
Non-current Loans payable and other financial liabilities	3,103	2,203
Current Operating lease liabilities	201	166
Non-current Operating lease liabilities	770	672
Total debt	6,324	5,333
Less:
Cash and cash equivalents	2,162	2,556
Short-term investments (1)	1,109	1,191
Long-term investments (2)	1,146	81
Net debt	$1,907	$1,505
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
65 | MercadoLibre, Inc.

The following table sets forth the FX neutral measures related to our reported results of the operations for the nine and three-month periods ended September 30, 2024:

	Nine Months Ended September 30,
	As reported	As recast (1)	Percentage Change	FX Neutral Measures	As recast (1)	Percentage Change
(Unaudited)	2024	2023		2024	2023
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$14,718	$10,698	37.6%	$21,795	$10,698	103.7%
Cost of net revenues and financial expenses	(7,890)	(5,158)	53.0%	(10,838)	(5,158)	110.1%
Gross profit	6,828	5,540	23.2%	10,957	5,540	97.8%

Operating expenses	(5,017)	(3,668)	36.8%	(7,704)	(3,668)	110.0%
Income from operations	$1,811	$1,872	(3.3)%	$3,253	$1,872	73.8%

	Three Months Ended September 30,
	As reported	As recast (1)	Percentage Change	FX Neutral Measures	As recast (1)	Percentage Change
(Unaudited)	2024	2023		2024	2023
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$5,312	$3,927	35.3%	$7,961	$3,927	102.7%
Cost of net revenues and financial expenses	(2,873)	(1,832)	56.8%	(3,996)	(1,832)	118.1%
Gross profit	2,439	2,095	16.4%	3,965	2,095	89.3%

Operating expenses	(1,882)	(1,310)	43.7%	(2,775)	(1,310)	111.8%
Income from operations	$557	$785	(29.0)%	$1,190	$785	51.6%
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
66 | MercadoLibre, Inc.

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
The following table shows a reconciliation of Net cash provided by operating activities to Adjusted free cash flow and Net increase in available cash and investments:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Net cash provided by operating activities ("CFO")	$4,994	$3,212
Adjustments to reconcile CFO to Adjusted free cash flow (1)	117	19
Increase in cash and cash equivalents and investments related to customer funds due to regulatory requirements and other restrictions and equity securities held at cost	(1,594)	(464)
Investments in property and equipment and intangible assets	(555)	(329)
Changes in loans receivable, net	(3,316)	(1,465)
Proceeds from loans payable and other financial liabilities related to our Fintech solutions, net	989	94
Adjusted free cash flow	635	1,067
Proceeds from/Payments on loans payable and other financial liabilities, related to our Commerce and Corporate activities, net	214	(78)
Other investing and/or financing activities	5	(405)
Effect of exchange rate changes on available cash and investments	(265)	(85)
Net increase in available cash and investments	$589	$499

Available cash and investments (2), at the beginning of the year	3,828	3,275
Available cash and investments (2), at the end of the period	4,417	3,774

Net cash used in investing activities	(6,159)	(2,536)
Net cash provided by (used in) financing activities	1,202	(340)
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

67 | MercadoLibre, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks arising from our business operations. These market risks arise mainly from macroeconomic instability and the possibility that changes in interest rates and the U.S. dollar exchange rate with local currencies, particularly the Brazilian Real, Mexican Peso and Argentine Peso due to Brazil’s, Mexico’s and Argentina’s respective share of our revenues, may affect the value of our financial assets and liabilities.
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
As of September 30, 2024, we hold cash and cash equivalents, restricted cash and cash equivalent, short and long-term investments in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of September 30, 2024, the total cash and cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $2,862 million, short-term investments denominated in foreign currencies totaled $3,445 million, long-term investments denominated in foreign currencies totaled $711 million and accounts receivable, credit card receivables and other means of payment and loans receivable in foreign currencies totaled $9,204 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of September 30, 2024, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $1,682 million and our U.S. dollar-denominated long-term investments totaled $515 million.
For the nine and three-month periods ended September 30, 2024, we had a consolidated loss on foreign currency of $132 million and $40 million, respectively, mainly related to foreign exchange losses from our Brazilian, Argentine and Mexican subsidiaries. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Other income (expenses), net” for more information.
68 | MercadoLibre, Inc.

Foreign currency sensitivity analysis
The table below shows the impact on our net revenues, cost of net revenues and financial expenses, operating expenses, other income (expenses) and income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to at the moment of translating our financial statements to U.S. dollars for the nine-month period ended September 30, 2024:

	(10)% (1)	Actual	10% (2)
	(In millions)
Net revenues and financial income	$16,351	$14,718	$13,383
Expenses (3)	(14,262)	(12,907)	(11,798)
Income from operations	2,089	1,811	1,585
Other income (expenses) and income tax expense related to P&L items	(447)	(407)	(375)
Foreign Currency impact related to the remeasurement of our Net Asset position	(147)	(132)	(120)
Net Income	$1,495	$1,272	$1,090

Total Shareholders’ Equity	$4,404	$4,002	$3,674
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
Brazilian segment
Considering a hypothetical increase of 10% of the Brazilian Real exchange rate against the U.S. dollar on September 30, 2024, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $249 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $37 million in our Brazilian subsidiaries.
Mexican segment
Considering a hypothetical increase of 10% of the Mexican Peso exchange rate against the U.S. dollar on September 30, 2024, the reported net assets in our Mexican subsidiaries would have decreased by approximately $135 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $8 million in our Mexican subsidiaries.
Argentine segment
In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018. Argentina’s inflation rate for the nine-month periods ended September 30, 2024 and 2023 was 101.6% and 103.2%, respectively.
We use Argentina’s official exchange rate to account for transactions in our Argentine segment, which as of September 30, 2024 and December 31, 2023 was 970.50 and 808.45 Argentine Pesos, respectively, against the U.S. dollar. For the nine-month periods ended September 30, 2024 and 2023 Argentina’s official exchange rate against the U.S. dollar increased 20.0% and 97.5%, respectively. The average exchange rate for the nine-month periods ended September 30, 2024 and 2023 was 887.8 and 245.8, respectively, resulting in an increase of 261%.
Considering a hypothetical increase of 10% of the Argentine Peso exchange rate against the U.S. dollar on September 30, 2024, the effect on non-functional currency net liability position in our Argentine subsidiaries would have been a foreign exchange gain amounting to approximately $35 million in our Argentine subsidiaries.
See Note 2 – Summary of significant accounting policies - Foreign currency translation - Argentine currency status and Argentine exchange regulations” of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
69 | MercadoLibre, Inc.

Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables and on the financial debt that we use to fund Mercado Pago and Mercado Credito’s operations. As of September 30, 2024, Mercado Pago’s receivables totaled $4,585 million. Interest rate fluctuations could also impact interest earned through our Mercado Credito solution. As of September 30, 2024, loans receivable net of the allowance for doubtful accounts from our Mercado Credito solution totaled $4,404 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
As of September 30, 2024, our short-term investments amounted to $4,511 million and our long-term investments amounted to $1,226 million. Our short-term investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Note 3 – Fintech Regulations and Note 5 – Cash, cash equivalents, restricted cash and cash equivalents and investments of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.
Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of September 30, 2024, our loans payable and other financial liabilities which accrue interest based on variable rates amounted to $3,841 million, while our loans payable and other financial liabilities, which accrue interest based on fixed rates, amounted to $1,512 million. See Note 13 – Loans payable and other financial liabilities and Note 14 – Securitization transactions of our unaudited interim condensed consolidated financial statements for further detail. Considering a hypothetical increase of 100 basis points in the interest rates, the reported interest expense related to Loans payable and other financial liabilities for the nine-month period ended September 30, 2024 would have increased by approximately $18 million with the related impact in cost of net revenues and financial expenses or in interest expense and other financial losses. We have entered into swap contracts to hedge the interest rate fluctuation of $342 million notional amount, $177 million of which have been designated as hedging instruments. See Note 16 – Derivative instruments of our unaudited interim condensed consolidated financial statements for further detail on derivative instruments.
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
As of September 30, 2024, the total contractual obligation fair value of our outstanding LTRP Variable Payment obligation subject to equity price risk amounted to $763 million. As of September 30, 2024, the accrued liability related to the outstanding Variable Payment of the LTRP included in Salaries and social security payable in our consolidated balance sheet amounted to $133 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:
70 | MercadoLibre, Inc.

Change in equity price in percentage	As of September 30, 2024
	MercadoLibre, Inc Equity Price	2019, 2020, 2021, 2022, 2023 and 2024 LTRP Variable contractual obligation
	(In millions, except equity price)
40%	2,885.62	1068
30%	2,679.51	991
20%	2,473.39	915
10%	2,267.28	839
Static (1)	2,061.16	763
(10)%	1,855.04	686
(20)%	1,648.93	610
(30)%	1,442.81	534
(40)%	1,236.70	458
(1) Present value of average closing stock price for the last 60 trading days of the year preceding the applicable payment date.
In November 2021, we acquired Kangu Participações S.A. Former Kangu’s shareholders who after the acquisition became the Company’s employees will receive cash payments annually over a three-year period subject to certain performance and stay conditions. The payments will be indexed based on changes in equity price of our common stock. As of September 30, 2024, the total contractual obligation fair value of the mentioned payments amounted to $6 million.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Financial Statements — Note 11 – Commitments and Contingencies — Litigation and Other Legal Matters”.
ITEM 1A. RISK FACTORS
As of September 30, 2024, there have been no material changes in our risk factors from those disclosed in the Company’s 2023 10-K.
71 | MercadoLibre, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (In millions)
July, 2024	—	—	—	Up to $_
August, 2024	—	—	—	Up to $_
September, 2024	—	—	—	Up to $_
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three-months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 6. EXHIBITS
The information set forth under “Exhibits Index” below is incorporated herein by reference.
72 | MercadoLibre, Inc.

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
10.1
Amended and Restated Revolving Credit Agreement, dated September 27, 2024, among MercadoLibre, Inc., as borrower, the lenders party thereto, Citibank, N.A., as administrative agent, and MercadoLibre S.R.L., Ebazar.com.br Ltda., Mercado Pago Instituição de Pagamento Ltda., DeRemate.com de Mexico S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda., and MercadoLibre Colombia Ltda. as initial guarantors.
			8-K	October 1, 2024
22.1	List of Subsidiary Guarantors for the Registrant’s 2.375% Sustainability Notes due 2026 and 3.125% Notes due 2031.		10-K	February 24, 2023
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.
*
104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.	*
73 | MercadoLibre, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: November 7, 2024.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Martín de los Santos
Martín de los Santos
Executive Vice President and Chief Financial Officer
74 | MercadoLibre, Inc.