Form 10-K
period 2024-12-31
MERCADOLIBRE INC
filed 2025-02-21
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Yes   ☐ No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.   Yes   ☒   No   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒
The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2024, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2024) was approximately $77,268,401,734. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2024 have been excluded from this number because these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2025, there were 50,697,375 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.
Documents Incorporated By Reference
Portions of the Company’s Definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2024, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2024
3 | MercadoLibre, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report. Our forward-looking statements, and the risks and uncertainties related to them, include, but are not limited to, statements regarding MercadoLibre, Inc.'s expectations, objectives and progress against strategic priorities; initiatives and strategies related to our products and services; business and market outlook, opportunities, strategies and trends; impacts of foreign exchange; the potential impact of the uncertain macroeconomic and geopolitical environment on our financial results; customer demand and market expansion; our planned product and services releases and capabilities; industry growth rates; future stock repurchases; our expected tax rate and tax strategies; and the likelihood, impact and result of pending legal, administrative and tax proceedings or government investigations. Such forward-looking statements are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A—Risk Factors” in Part I of this report. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report, as well as the factors discussed in the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”). We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be material that could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.
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

4 | MercadoLibre, Inc.

PART I
ITEM 1. BUSINESS

MercadoLibre, Inc. (together with its subsidiaries “us”, “we”, “our” or the “Company”) is the leading online commerce and fintech ecosystem in Latin America. Our e-commerce platform is the leader in the region based on gross merchandise volume ("GMV"), and our fintech platform is the leader in monthly active users ("MAUs") among fintech companies in Argentina, Chile and Mexico, and the second largest in Brazil. Mercado Libre's e-commerce platform is present in 18 countries (Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay, Venezuela, Bolivia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Honduras, Nicaragua, Panama, Paraguay and El Salvador) and our fintech platform, Mercado Pago, is present in 8 countries (Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay and Ecuador). Our ecosystem provides consumers and merchants with a complete portfolio of services to enable buying and selling online and the processing of payments online and offline, as well as offering a wide array of simple day-to-day financial services.
We offer our users an ecosystem of integrated e-commerce and digital financial services, which includes: the Mercado Libre Marketplace, the Mercado Pago fintech platform, the Mercado Envios logistics service, the Mercado Ads solution and the Mercado Libre Classifieds service.
Our e-commerce platform provides buyers and sellers with a robust and safe environment that fosters the development of a large e-commerce community in Latin America, a region with a population of over 650 million people where penetration of e-commerce over total retail significantly lags benchmarks such as the United States of America ("U.S."), the U.K. and China. We believe that we offer world-class technological and commercial solutions that address the distinctive cultural and geographic challenges of operating a digital commerce platform in Latin America.
The Mercado Libre Marketplace is a user-friendly online commerce platform that can be accessed through our mobile app or website. Third-party sellers ("3P") account for most of the GMV transacted on the Marketplace. We complement this by selling directly to consumers on a first-party basis ("1P") in selected categories where we can enhance price competitiveness and assortment; this accounts for less than 10% of GMV. The Marketplace has an extensive assortment of products, with a wide range of categories including consumer electronics, apparel and beauty, home goods, automotive accessories, toys, books and entertainment and consumer packaged goods. We also have a selection of international products available, primarily from sellers in China and the U.S., through our cross-border trade (“CBT”) operations. Our users can also list vehicles, properties and services they are looking to sell via Mercado Libre Classifieds. These listings differ from our Marketplace listings because we charge placing fees only, not final value fees.
Mercado Envios is a logistics solution that is one of the value-added services that we offer to our sellers and buyers on our platform. The logistics services we offer are an integral and crucial part of our value proposition as they reduce friction between buyers and sellers, allow us to have greater control over the full user experience and enable faster deliveries at a more competitive cost than would otherwise be available with third-party carriers. Sellers that use Mercado Envios are eligible to access shipping subsidies that enable free or discounted shipping for consumers that buy sellers' goods on our Marketplace. Our logistics network is built around fulfillment centers (which accounts for more than half of shipments), where sellers place their inventory in our warehouses, and cross-docking, where we collect items sold from sellers directly or via a network of thousands of partner stores ("MELI Places") where sellers drop off sold items that need to be fed into our logistics network. MELI Places are also enabled for pick up of items purchased and processing of returns. Our transportation network includes dedicated aircraft, trucks and thousands of last-mile delivery vans, the vast majority of which are owned and operated by our third-party carriers.
Our advertising platform, Mercado Ads, is another value-added service that we offer to sellers on our platform and brands both on- and off-platform. The platform enables sellers and brands to access the millions of consumers that browse and purchase on our Marketplace, as well as the first-party data that all of these engagements generate. This enables advertisers to target highly granular audiences. The products we offer are Product Ads (sponsored listings), Brands Ads (product carrousels), Display Ads (banners) and Video Ads, the last two of which we are able to offer inventory off-platform as well as on our own Marketplace and fintech platform.
Mercado Shops is a service we offer to sellers to complement their business on our Marketplace. It is a digital storefront solution that allows sellers to set up, manage and promote their own digital stores, whilst using Mercado Libre's logistics, advertising and payments services. In January 2025, we announced the migration of Mercado Shops to "Mi Página," which offers similar functionalities but is fully embedded within our Marketplace (without an external storefront). Mercado Shops will be discontinued as of December 31, 2025.
Mercado Pago was initially designed to facilitate transactions on Mercado Libre’s Marketplace by providing a mechanism that allowed our users to securely, easily and promptly send and receive payments. This brought trust to the merchant-consumer relationship. In the countries in which Mercado Pago operates, it processes and settles all transactions on our Marketplace.
Beyond facilitating Marketplace transactions, over the years we have expanded our array of Mercado Pago services to third parties outside Mercado Libre’s Marketplace. We began first by satisfying the growing demand for online-based payment solutions by providing merchants the necessary digital payment infrastructure for e-commerce to flourish in Latin America.
As we deployed our digitally-based payments solutions, we also observed that individuals and micro, small and medium- sized enterprises (“MSMEs”) in the physical world were being underserved or overlooked by incumbent payment providers and financial institutions in Latin America, and that a very large number of retail transactions were still being settled in cash throughout the region. Consequently, we deepened our fintech offering by launching payments processing services for offline merchants through the sale of point-of-sale ("POS") devices and quick response ("QR") codes.
Mercado Pago also offers an array of day-to-day financial services for consumers and merchants through our digital account. The digital account initially offered transfers and simple payments, but today the services offered are much broader.
5 | MercadoLibre, Inc.

In our main markets, we currently offer the following solutions:
~~■~~Digital payment solutions for utilities, mobile phone top up, peer-to-peer payments and more through our digital account;
■Pre-paid cards and debit cards for users to spend and withdraw their account balances from their Mercado Pago digital account;
■Credit cards and merchant and consumer credits, both on and off the Mercado Libre Marketplace;
■Insurance products such as extended warranties, personal accident cover, theft and damage policies, among others;
■Savings and investment products to invest balances stored on Mercado Pago digital accounts; and
■A cryptocurrency buy, hold and sell feature of our digital account in Brazil, Mexico and Chile, for users to buy, hold and sell selected global cryptocurrencies and stablecoins.
Our lending solution is available in Argentina, Brazil, Mexico and Chile. We offer credits mostly to merchants and consumers that already form part of our user base, many of whom have historically been underserved or overlooked by financial institutions and therefore suffer from a lack of access to credit. Facilitating credit is a key service overlay that enables us to further strengthen the engagement and lock-in rate of our users, while also generating additional touchpoints and incentives to use Mercado Pago as an end-to-end financial solution. Our distribution capabilities and in-depth understanding of our customers’ behavior and merchants’ sales on the Mercado Libre Marketplace combined with machine learning ("ML") and artificial intelligence ("AI") algorithms have allowed us to develop our own proprietary credit risk models with unique data that differentiate our scoring from traditional financial institutions. These models enable us to understand and better predict the behavior of our user and originate loans while maintaining acceptable levels of uncollectible debts.
We offer credit lines to merchants that sell on our Marketplace and merchants that use our online, POS and QR payments processing services. Because our online merchants’ business flows through Mercado Pago, we are able to collect principal and interest payments from their existing sales on Mercado Libre’s Marketplace, meaningfully reducing the risk of uncollectability on the loans we originate to our merchants.
Consumers can access credit lines once we score and approve them through our proprietary models. Loans can be used for a purchase on the Mercado Libre Marketplace, or on third party sites that use our payments processing technology. Since 2019, we also extend personal loans to recurring consumer credit borrowers, allowing them to buy products and services outside of our platform via the Mercado Pago digital account. In 2021, we launched the Mercado Pago credit card in Brazil, and this was followed by Mexico in 2023. It is free, internationally accepted, digitally managed and can be used on- and off-platform. Additionally, in Brazil we offer asset-backed loans to ease the acquisition of cars through financing granted to our users.
Our asset management product, which is available in Argentina, Brazil, Mexico and Chile, is a critical pillar of our financial services offering that enables us to compete with large banks. This product offers remuneration on balances held in the Mercado Pago digital account that is greater than traditional checking and savings accounts. This enables our users to earn a return with funds remaining available for withdrawal or to make payments without their funds being tied up in a time deposit. This product is another way in which we have innovated to promote financial inclusion in a region where there are many underbanked or unbanked consumers. In 2022, we launched savings products in Brazil that enable users to purchase certificates of deposit, which have a higher return than our basic asset management product. In partnership with a third party, we also launched three investment fund options in Brazil, which enable our users to diversify their investment portfolio in an accessible way and with options for quick withdrawal.
As an extension of our asset management and savings solutions for users, we launched a digital assets feature as part of the Mercado Pago account in Brazil, Mexico and Chile, in 2021, 2022 and 2023, respectively. This service allows our millions of users to purchase, hold and sell selected digital assets through our interface without leaving the Mercado Pago application, while a partner acts as the custodian and offers the blockchain infrastructure platform. This feature is available for all users through their Mercado Pago account. In 2024, in Brazil and Mexico we launched "Meli Dólar", a stablecoin that is pegged to the US dollar. Members of our loyalty program receive their cashback in Meli Dólar and all Mercado Pago users can buy, hold and sell the stablecoin without any fees.
In 2024, we launched the latest iteration of the Meli+ loyalty program in Brazil and Mexico. The relaunch added new benefits to complement the additional free shipping threshold for loyalty members. The new benefits include cashback and extra installments on Marketplace purchases as well as new fintech benefits designed to drive principality, such as cashback on purchases made with the Mercado Pago credit card and an extra yield on deposits in the Mercado Pago digital account. The relaunch also introduced two subscription options for our users to be able to choose the benefits package that best suits them. The Meli+ Essencial option offers all of the previously mentioned ecosystemic benefits. The Meli+ Total option includes all of our ecosystemic benefits, plus free access to content from Disney+ and Deezer and discounts on other streaming services such as Max, Paramount+ and Vix.
In 2024 we continued to scale Mercado Play, an AVOD streaming service first launched in 2023 and available to all users in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay. Mercado Play serves as a tool to drive user engagement on Mercado Libre and is a new platform to serve video advertising, complementing the portfolio of ads formats available through Mercado Ads. The content we offer through Mercado Play is sourced from third-party studios, with whom we have revenue sharing agreements.
6 | MercadoLibre, Inc.

We have two distinctive revenue streams in our business:
■Commerce revenue
Our Commerce business is comprised of two primary revenue streams: Services and Product Sales. Our Services revenue stream is mainly generated from Marketplace fees that include final value fees, which include the use of the payment solution, and flat fees for certain transactions below a certain merchandise value, related shipping fees, net of third-party carrier costs when we act as an agent, and storage fees, classifieds fees, advertising sales fees, and fees from other ancillary businesses. Our Product Sales revenue stream entails selling merchandise on a first-party basis from our own inventory and related shipping fees.
■Fintech revenue
Our Fintech business is comprised of three primary revenue streams: (a) Financial services and income, which includes revenues from commissions we charge for transactions off-platform derived from use of the payment solution and asset management product, offering installments, either when we finance transactions directly or when we sell the corresponding financial assets, interest earned on cash and investments as part of Mercado Pago activities, including those required due to fintech regulations, net of interest gains pass through our Brazilian users in connection with our asset management product, as well as Mercado Pago debit card commissions, and insurtech fees; (b) Credit Revenues, which includes revenues from interest earned on loans and advances granted to merchants and consumers, and interest and commissions earned on Mercado Pago credit card transactions; and (c) Fintech Product Sales, which includes revenues from sales of mobile point of sales devices.
Our strategy
Our main focus is to serve people in Latin America by enabling wider access to e-commerce, digital payments and financial services. By providing compelling technology-based solutions that democratize commerce and money, we contribute to the development of a large and growing digital economy in the region.
We serve our buyers by giving them access to a broad and affordable variety of products and services, a selection we believe to be larger than otherwise available to them via other online and offline sources serving our Latin American markets. We believe we serve our sellers by giving them access to a larger and more geographically diverse user base at a lower overall cost and investment than offline venues serving our Latin American markets. Additionally, we provide payment settlement services and shipping solutions to facilitate such transactions, and advertising solutions to promote them. We also serve our users by making financial services more accessible through different credit and other financial products and by fostering entrepreneurship and social mobility, with the goal of creating significant value for our stakeholders.
More broadly, we strive to make inefficient markets more efficient through technology and in that process generate value for all our stakeholders.
To achieve these objectives, we intend to pursue the following strategies:
■Expand into additional transactional service offerings. Our strategic focus is to enable online transactions of multiple types of goods and services throughout Latin America. Consequently, we strive to launch online transactional offerings in new product and service categories where we believe business opportunities exist. These new transactional offerings include, but are not limited to: (a) offering additional product categories in our Marketplace, (b) bringing new brands to our Marketplace, (c) complementing our 3P selection with 1P goods in selected categories where we can enhance price competitiveness and assortment, (d) expanding our presence in vehicle, real estate and services classifieds and (e) offering enterprise software solutions to our online commerce business users.
■Continue to improve the shopping experience for our users. We intend to continually enhance our e-commerce ecosystem in order to better serve individuals, brands, retailers and other businesses that want to buy or sell goods and services online in a convenient, simple and safe way. Value-added services that we intend to continue to scale include, but are not limited to: (a) maximizing utilization of Mercado Envios, particularly our fulfillment services, (b) expanding our advertising offerings, both on- and off-platform, (c) maximizing the use of Mercado Pago as a means of payment in our Marketplace, and (d) scaling our loyalty scheme, MELI+. We are committed to continue investing in the development of new tools and technologies that facilitate web and mobile commerce on our platform. In line with our constant focus on innovation, a critical component of user experience is the vertical solutions that we offer across key categories. We will continue to focus on improving the functionality of our websites and apps to deliver a more efficient and safe shopping experience and providing our users with the help of a dedicated customer support department. We will continue to focus on increasing purchase frequency and transaction volumes from our existing users. We believe that a significant portion of our growth will be derived from the development of these tools and technologies in the future.
■Become the principal financial services partner to our users. We intend to continue scaling Mercado Pago's day-to-day financial services offerings for individuals and merchants through our digital account. Our strategic focus is to bring more users to Mercado Pago by leveraging our ecosystem, promoting financial inclusion and developing deep relationships with these users. We intend to promote the cross-selling of the products we offer, which include: (a) consumer & merchant loans, (b) credit and debit cards, (c) insurance, (d) savings, (e) investments, (f) digital payments, and (g) cryptocurrency buy, hold and sell. We are committed to developing new products to continue to offer innovative solutions to our users. We believe this strategy will help us maximize the utilization of Mercado Pago on our Marketplace and the value of Mercado Pago as a day-to-day financial services partner.
■Overlay value-added services onto our payments processing products. We intend to enhance the value proposition of Mercado Pago's payments processing solutions by adding value-added services for merchants. This includes, but is not limited to: (a) our digital account to manage their finances; (b) offering credit products to help merchants to scale their businesses, and (c) offering enterprise software solutions that help merchants to manage their businesses.
7 | MercadoLibre, Inc.

■Continue to grow our business and maintain market leadership. We focus on growing our business, achieving scale-related competitive advantages and strengthening our position as a preferred commerce and fintech platform in each of the markets in which we operate. We also intend to grow our business and maintain our leadership by taking advantage of the expanding potential user base that has resulted from the growth of e-commerce penetration in Latin America. We intend to achieve these goals through organic growth, by introducing our services in new countries and entering new category segments, by launching new transactional business lines, and through potential strategic acquisitions of key businesses and assets.
■Increase monetization of our transactions. We focus on improving the revenue generation capacity of our business by implementing initiatives designed to maximize the revenues we generate from transactions on our platform. Some of these initiatives include increasing our fee structure, selling advertising on our platform, offering other e-commerce services, expanding our fee-based features and cross-selling financial services to individuals transacting on our Marketplace and merchants who use our payments processing services.
■Take advantage of the natural synergies that exist among our services. We strive to leverage our various services to promote greater cross-usage and synergies, thereby creating a fully integrated ecosystem of e-commerce and fintech offerings. Consequently, we will continue to promote the adoption of our Mercado Envios logistics solution, our advertising solution, our Mercado Pago payments and financial services solution and reward our users in each country for increased usage and engagement. Our loyalty program is a key tool for us to achieve these synergies and to foster growth of ecosystemic users, who are those that transact on our Marketplace and use Mercado Pago regularly.
Marketing
Our marketing strategy is designed to grow our e-commerce and fintech platforms, attract new users and promote more frequent transactions. We are focused on being an acquisition and engagement engine with effective and efficient allocation of resources. We focus on cross-selling services to create a larger number of ecosystemic users, with whom we have the deepest relationships. We leverage all advertising vehicles, including mass offline networks, paid advertising, including search, shopping, social and affiliate programs, organic channels, and our own channels (email, push, real estate). As we work on diverse marketing efforts, we consistently focus on reducing dependency on paid channels by pursuing brand preference leadership in Latin America and becoming a trusted authority in the industry, which helps us build a loyal base of users. We believe in local relevance to create a unique positioning in our top markets and promote a clear, differentiated brand voice. During 2024, we strengthened our buyer acquisition and demand generation efforts with multiple initiatives that helped us to increase GMV. We focused not only on peak season (Hot Sale, Black Friday) and gifting events (such as Christmas, Mother's Day), but also on creating new shopping occasions during periods of quieter demand.
Product Development and Technology
On December 31, 2024, we had 18,282 employees on our information technology and product development staff, an increase of 17% from 15,638 employees on December 31, 2023, due to new hires and as a consequence of improvements in our ecosystem products, which increased our information technology and product development staff.
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
In the past, we started a deep technology overhaul to switch from a closed and monolithic system to an open and decoupled one. We split our teams into many decoupled and autonomous “cells”. A cell is a functional unit with its own team, hardware, data and source code. Cells interact with each other using Application Programming Interfaces ("APIs"). This successful overhaul allowed us to unlock greater developer productivity from all our teams. In the past, we opened up our platform to allow third parties to integrate the various features of our platform into custom applications. Since then, we have seen significant adoption of our platform and entire companies built on and around our APIs and services, all of them focused on adding even more value to our users.
8 | MercadoLibre, Inc.

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
Competition
The online commerce market is rapidly evolving and is highly competitive. Barriers-to-entry for large, well-established technology companies are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. While we are currently a market leader in a number of the markets in which we operate, we currently or potentially could compete with marketplace operators, businesses that offer business-to-consumer online e-commerce services or others with a focus on specific vertical categories, as well as brick and mortar retailers that have launched online offerings. Over the past few years, we have seen competition intensify not only as local players grow their e-commerce businesses, but also as international players expand, mainly in Brazil and Mexico.
The financial services market is also becoming increasingly competitive with the growth of several fintech companies established in Latin America. With respect to our payments’ business, Mercado Pago competes with existing digital and offline payment methods, including banks and other providers of traditional payment methods that service both merchants and individuals. Mercado Pago also competes in the rapidly evolving fintech space with local and strong global players that offer digital financial services such as access to credit, virtual and physical cards, insurance, savings accounts, and asset management.
The advertising market in Latin America is dominated by large, global companies that are able to deploy solutions and technology from their home markets and international operations into the region. These companies are able to offer advertisers access to large audiences, and the competition to serve those audiences is intense. We also compete against a range of local players in the traditional media space, as well as bricks and mortar retailers who can provide advertisers with access to physical and online inventory.
In the classifieds market, we compete with regional and local players with general or verticalized focus. In addition, we face competition from a number of large online communities and services that have expertise in developing e-commerce, facilitating online interaction, or both. Other large companies with strong brand recognition and experience in e-commerce, such as large newspapers or media companies, also compete in the online listing market in Latin America.
Intellectual Property Rights
Our intellectual property ("IP") rights are critical to our future success and rely on a combination of copyright, trademark, patent designs, trade secret laws and contractual restrictions, among others.
We pursue the registration of our intangible assets in each country where we operate. Our main trademarks and domain names are duly protected in the countries where we have our main operations, however, we may not have effective protection or it might not be granted to us by the appropriate regulatory authority in every country where our services are available online, meaning our ability to protect our brands against third-party infringement would be compromised and we could face claims by third-party trademark owners. See “Item 1A. Risk factors—Intellectual Property Risks—We could face legal and financial liability upon the sale of items that infringe intellectual property rights of third parties and for information and material disseminated through our platforms”, which describes these risks as well as our Brand Protection Program, which we make available to IP rights holders to enable them to enforce their rights against listings on our sites that allegedly infringe upon their rights.
We have entered into confidentiality and intellectual property assignment agreements with our employees and certain contractors. To prevent disclosure of our proprietary information to unauthorized parties, we have also entered into non-disclosure agreements with our employees, strategic partners and suppliers.
We have licensed certain proprietary rights, such as trademarks or copyrights, to third parties in the past and expect to continue to license such rights in the future. While we seek to ensure that our licensees maintain the quality of the Mercado Libre brand, they may take actions that could adversely affect the value of our proprietary rights or our reputation, which could have a material adverse effect on our business, results of operations and financial condition. See “Item 1A. Risk factors—Intellectual Property Risks—We may not be able to adequately protect and enforce our intellectual property rights. We could potentially face claims alleging that our technologies infringe the property rights of others".

9 | MercadoLibre, Inc.

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

Human Capital
Employees and Labor Relations
The following table shows the number of our employees by country as of December 31, 2024:

Country	Number of Employees
Brazil	36,548
Mexico	25,699
Argentina	12,043
Colombia	5,286
Chile	2,639
Uruguay	1,863
Peru	54
Venezuela	25
United States	20
Spain	19
Ecuador	6
China	5
Total	84,207
We manage operations in the remaining countries in which we have operations remotely.
Our employees in Brazil are represented by different labor unions: (i) Fetramag (Federação dos Trabalhadores na Movimentação de Mercadorias em Geral de Goiás, Bahia e Piauí) in the States of Goias, Bahia and Piauí, (ii) Fetrammergs (Federação dos Trabalhadores na Movimentação de Mercadorias em Geral, Comércio Armazenador e Auxiliares de Administração de Armazéns Gerais do Estado do Rio Grande do Sul) in the State of Rio Grande do Sul, (iii) Sindiesp (Sindicato dos Trabalhadores nas Empresas e Cursos de Informática do Estado de São Paulo) in the State of São Paulo, (iv) Fetramov (Federação dos Trabalhadores na Movimentação de Mercadorias em Geral e Operações de Logística do Estado de Minas Gerais) in the State of Minas Gerais, (v) Sintrammgep (Sindicato dos Trabalhadores em Movimentação de Mercadorias em Geral de Paulínia e Região) in the city of Cajamar, State of São Paulo, (vi) Fetrammasc (Federação dos Trabalhadores na Movimentação de Mercadorias em Geral e Auxiliar de Administração em Gerais, Similares, Conexos) in the State of Santa Catarina, (vii) Sintramoju (Sindicato dos Trabalhadores na Movimentação de Mercadorias em Geral e Logistica de Jundiaí e Região) in the city of Franco da Rocha, State of São Paulo, (viii) Sintrammsp (Sindicato dos Trabalhadores, na Movimentação de Mercadorias em Geral e Auxiliar na Administração em Geral de São Paulo) in the city of Perus, State of São Paulo, (ix) Sindpd SC (Sindicato dos Empregados em Empresas de Processamento de Dados de Santa Catarina) in the State of Santa Catarina, (x) Sintramov (Sindicato dos Trabalhadores na Movimentação de Mercadorias em Geral de Contagem, Betim e Região in the State of Minas Gerais) and (xi) Sinetrosv (Sindicato dos Empregados em Escritório de Empresas de Transporte Rodoviário de Osasco, Sorocaba e Vale do Ribeira) in the cities of Osasco, Sorocaba and Vale do Ribeira, State of São Paulo.
10 | MercadoLibre, Inc.

Also, some of our employees in Argentina are represented by the Commercial Labor Union (Sindicato de Empleados de Comercio) and our fulfillment employees in Argentina are represented by Sindicato de Carga y Descarga, some of our employees in Uruguay are represented by the Commercial Labor Union (Federación Uruguaya de Empleados de Comercio y Servicios), and some of our employees in Chile are represented by the Mercado Libre Chile Employees’ Union. In Mexico some of our fulfillment employees are represented by the Mexican Commercial Labor Union (Federación Obrera Sindical de la República Mexicana). Unions or local regulations in other countries could also require that employees be represented.
We consider our relations with our employees to be good and we implement a variety of human resources practices, programs and policies that are designed to hire, develop, compensate and retain our employees.
Culture and Development
Our entrepreneurial culture is the most significant attribute that makes Mercado Libre a unique place to work. This characteristic, which dates back to our early days in a garage in Buenos Aires, continues to thrive among the more than 84,000 talented individuals who comprise our exceptional team across Latin America.
The DNA of MercadoLibre, embedded in our culture, is best exemplified by a proactive attitude: a relentless commitment to creating value for our users through risk-taking and innovation, all while delivering excellence as a collective.
2024 marked our 25th anniversary, and we celebrate how far we have come, achieving extraordinary and sustainable results. Throughout the years, our culture has been instrumental in shaping our Company’s dynamic and successful journey, serving as a competitive advantage and a crucial differentiator.
Our leadership team plays a central role in exemplifying our culture. One of our Leadership principles is to “Lead by Example.” We expect our leaders to be the first to give their all, to inspire enthusiasm, and, above all, to embody our culture and DNA through their actions. In the past year, we have trained over 2,700 leaders to serve as multipliers of our DNA. This initiative included more than 140 training sessions focused on enhancing the impact of our leaders, emphasizing the importance of overcoming challenges, embodying a proactive attitude and delivering effective feedback. We are thrilled with the positive outcomes this initiative has generated, not only for the participants and their teams but also for the overall business results.
This year, as in every year, we measured the levels of employee engagement, receiving responses from more than 60,000 employees, and we achieved a remarkable 91% favorability. This milestone is particularly significant as we recognize that managing team engagement is an indispensable responsibility of our leaders. In addition, our “Leading Operations” program trained more than 3,775 leaders to strengthen management within our logistics operations. This initiative has boosted productivity and supported our goal of expanding our logistics network to every home in Latin America.
To thrive in the diverse markets we serve, attracting, engaging and developing top talent is paramount. At MercadoLibre, we achieve this by providing meaningful experiences and co-creating an environment that reflects our DNA. In a fast-paced, dynamic, joyful and collaborative workplace, we give our teams the chance to grow by tackling complex challenges, pursuing excellence and achieving outstanding results together.
Our purpose is to democratize commerce and financial services to transform the lives of millions across Latin America. Every action we take as a company is anchored in this purpose, with our culture guiding and inspiring each decision we make and every initiative we launch.
Generation of quality employment opportunities
Our recruitment and hiring strategy exemplifies our commitment to being a growth engine for Latin America in response to the socio-economic challenges faced by the region in recent years. We take immense pride in creating quality employment opportunities in the region. This year, we celebrated a remarkable achievement by surpassing 84,000 employees at MercadoLibre. In 2024 alone, we welcomed more than 25,000 new team members throughout the region, particularly within our Technology, Product, and Logistics divisions. We have shown consistent expansion, nearly quintupling our workforce from 15,546 to 84,207 employees in the last four years, which means a 30 times growth over the last decade.
This substantial growth distinguishes us as a leader in creating genuine employment in the region while maintaining our unique culture. Our ongoing expansion not only strengthens our position in job creation but also enhances our value proposition. The increase in direct employment drives our business forward and positively impacts indirect employment, generating numerous opportunities throughout our value chain and benefiting the hundreds of thousands of MSMEs that rely on our ecosystem.
At MercadoLibre, we aspire to be the employer of choice, fully aware of the competitive landscape we navigate where effective talent management is crucial. Therefore, we are committed to honoring the value proposition we offer our employees every single day.
Multiple perspectives, common purpose
We believe in effort and the value of meritocracy, and we know that the inclusion of diverse experiences drives innovation and allows us to anticipate the needs and expectations of those who choose Mercado Libre. To achieve this, we work on two complementary pillars: inclusion, through processes and actions that ensure equal opportunities within a culture that fundamentally values the meritocracy; and representativeness, promoting the inclusion of different profiles and experiences, thus reflecting the diversity of our user community.
11 | MercadoLibre, Inc.

Today, 93% of our employees perceive their leaders as inclusive, and this perception is held by employees across diverse groups. We also ensure pay equity by examining all groups, and there is no representative gap in any talent management processes, such as performance evaluations, promotions, and internal rotations. Our priority is to guarantee an inclusive and respectful environment. In 2024, we created the Inclusion Insights Team, an intersectional team whose mission is to ensure that our initiatives and processes are inclusive and incorporate a multiplicity of perspectives and experiences, enabling a great place to work for all people. The group is led by the Inclusion team and consists of 13 representatives from different groups (women, men, employees over 40, people with disabilities, different ethnicities, LGBTQI+, etc.), ensuring a balance across countries, tenure, seniority, and considering performance and cultural alignment.
We drive our business purpose by democratizing opportunities, understanding, and respecting each uniqueness. Any violation of our MELI Code must be reported, and we maintain a confidential reporting line available 24/7 for anonymous reporting.
AI-Driven Innovation at MercadoLibre
At MercadoLibre, we continuously seek to innovate in all our processes. We are currently exploring alternatives in AI to gain efficiency and scalability in our People processes, like using generative IT for employee services, such as our People Chat, which we are converting into a conversational chat formating using GenAI. This way, the interaction between the employee and the bot is much simpler, more natural, and fluid, which allows us to better detect intentions, accelerating response times and simplifying user management. We are also using AI for talent detection, candidate matching and content management, for example. We expect this will allow us to optimize our resources and enhance talent management, generating greater effectiveness in our operations.
Additionally, we are committed to enriching the training and development experiences of our teams. By integrating AI solutions, we aim to offer more personalized and effective training programs that will enhance the professional growth of each member of our organization, thereby increasing the scalability of our training initiatives.
We firmly believe that the combination of technology and a human-centered approach will enable us to adapt quickly to change and continue growing in an ever-evolving environment. Through these initiatives, we reaffirm our dedication to innovation and continuous learning at MercadoLibre. Furthermore, our goal is to train as many people as possible in the use of AI by 2025 to improve their efficiency, ensuring that our team is empowered to embrace the future.

Government Regulation
We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, fintech, privacy, data protection, taxation, obligations to provide information to certain authorities about transactions occurring on our platform or about our users, anti-money laundering regulations, transport regulations and other legislation which also applies to other companies conducting business in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, consumer protection, digital signatures and personal privacy apply to online businesses. Some of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the user’s adoption of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These regulations could cover a wide variety of issues, including, without limitation, online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, fintech transactions, freedom of expression, pricing, content and quality of products and services, taxation (including VAT or sales tax collection obligations, obligation to provide certain information about transactions that occurred through our platform, or about our users), advertising, intellectual property rights, consumer protection and information security.
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
We are also subject to significant general data protection and privacy-related regulations in many of the jurisdictions in which we operate (e.g. Law No. 13,709 (“LGPD”) in Brazil, Law No. 25,326 in Argentina, Federal Law on the Protection of Personal Data on Private Sector Possession in Mexico, Laws No. 1581/2012 and 1266/2008 in Colombia, Law No. 21.719 in Chile, Law No. 18,331 in Uruguay, Organic Law on Personal Data Protection in Ecuador, Law No. 29,733 in Peru, Personal Information Protection Law in China and some privacy and data protection state laws in the U.S.). Data protection laws establish rules for the collection, use, processing and storage of personal data and affect all economic sectors, including the relationship between customers and suppliers of goods and services, employees and employers and other relationships in which personal data is collected, whether in a digital or physical environment. We have created a program to implement the relevant requirements to our business processes, compliance infrastructures and IT systems to comply with data protection laws. Further, some jurisdictions in which we operate are considering imposing additional restrictions or regulations.
Our Mercado Pago services are subject to regulation in the countries in which we operate, as described below:
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
12 | MercadoLibre, Inc.

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
According to the BACEN’s regulation, Mercado Pago is required to maintain funds in an amount equal to the value of the balance of funds held in a payment account and in transit between payment accounts at the same payment institution in: (i) a specific account in the BACEN (Correspondent Account for Electronic Currency) or (ii) federal government bonds, registered at the Special Settlement and Custody System (“SELIC”).
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
3.Cybersecurity Policies: In 2018 the BACEN published new rules setting forth cybersecurity policies and requirements for the contracting relevant data processing and storage services as well as cloud-based computing services, which are applicable to Mercado Pago and its lending products.
4.Data Protection Law: In August 2018, Brazil approved its first comprehensive data protection law, the LGPD, which became applicable to our business in Brazil in August 2020. In December 2018, the president of Brazil issued Provisional Measure No. 869/2018 which amended the LGPD and created Brazil’s national data protection authority (the “ANPDP”). We have created a program to implement the relevant changes to our business processes, compliance infrastructures and IT systems to reflect the new requirements and comply with the LGPD. The LGPD establishes detailed rules for the collection, use, processing and storage of personal data and affects all economic sectors, including the relationship between customers and suppliers of goods and services, employees and employers and other relationships in which personal data is collected, whether in a digital or physical environment.
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
13 | MercadoLibre, Inc.

Law No. 12,865/2013 prohibits payment institutions from performing activities that are restricted to financial institutions, such as granting loans directly. In November 2020, the BACEN approved the application filed by MercadoLibre, Inc. for authorization to incorporate a financial institution in the modality of credit, financing and investment corporation (“SCFI”). In light of the authorization granted by BACEN, we incorporated a new entity (Mercado Crédito Sociedade de Crédito, Financiamento e Investimento S.A.), which operates activities related to the granting of loans and obtains better funding alternatives for our business.
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
In 2020 the BACEN, within the Brazilian instant payment ecosystem, created Pix, the Brazilian instant payment scheme that enables its users — people, companies and governmental entities — to send or receive payment transfers in a few seconds at any time, including non-business days. Mercado Pago has participated in the payment scheme of Pix since its beginning and is subject to the applicable regulation.
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
During March 2022, the BACEN announced new rules for payment institutions based on their size and complexity and raised standards for required capital. The new framework, which was effective starting in July 2023 with full implementation by January 2025, will extend the application of the rule regarding proportionality of regulatory requirements (currently applicable to conglomerates of financial institutions) to financial conglomerates led by payment institutions. The new rules required a gradual increase between 2023 and 2025 in the regulatory capital requirements applicable to our regulated Brazilian entities based on the following schedule: from July 2023 onwards, 6.75%, from January 2024 onwards, 8.75% and from January 2025 onwards, 10.50%.
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
On January 2, 2024, article 28 of Law 14,690 came into force, which caps the total amount that may be charged to a credit card holder in the form of interest and financial charges at the value of the original debt. The BACEN also adopted rules in Resolution CMN N° 5,112 that provide guidance and define criteria for calculating the original value of the debt in card revolving and invoice financing operations. To comply with the new regulation, we reduced the duration of the credit card invoice financing plans beginning in January 2024.
On June 28, 2024, Law No. 14,905 was enacted, modifying Decree No. 22,626, known as the "Lei da Usura". The law came into force on August 28, 2024, resulting in operations undertaken with institutions authorized by the BACEN, such as Mercado Pago Instituição de Pagamento Ltda., no longer being subject to the previously imposed interest rate cap.
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
On September 1, 2022, the CBA issued a regulation that extended the application of the rules for the protection of users of financial services to payment services providers who offer payment accounts (“PSPOCP” according to its Spanish acronym). The regulation was already applicable to non-financial loan providers. This regulation came into effect on March 1, 2023. On February 15, 2023, the CBA issued another regulation requiring PSPOCPs to comply with the Information Regime on Claims and the Information Regime on Transparency, Chapter II.
14 | MercadoLibre, Inc.

On May 18, 2023 and May 30, 2023, the CBA enacted new regulations establishing that (i) QR codes must be interoperable with credit card payments, effective as from May 1, 2024; and (ii) digital wallets that allow credit card payments by reading QR codes must be interoperable, effective as from July 29, 2024. These regulations also expanded the payment services providers (“PSP”) registry and established that certain entities that accept, acquire, aggregate or sub-acquire payments must be registered. Under these regulations, MercadoLibre S.R.L. was registered as a Payment Aggregator in the "Registry of Payment Service Providers" of the CBA on June 24, 2024 and as a Payment Accepter in the "Registry of Payment Service Providers" of the CBA on April 10, 2024. Mercado Pago Servicios de Procesamiento S.R.L. was registered as an Acquirer in the "Registry of Payment Service Providers" of the CBA on February 23, 2024.
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
On June 4, 2024, Mercado Pago Inversiones S.R.L. was established. After its registration in the General Inspection of Justice on August 9, 2024, on September 2, 2024, this subsidiary requested a Comprehensive Settlement and Clearing Agent license from the Argentinian National Securities Commission, which was authorized on February 5, 2025. In addition, the subsidiary initiated the registration as a Comprehensive Investment Fund Placement and Distribution Agent (“ACDI”), which is still pending approval.
On June 4, 2024, Mercado Pago Asset Management S.A. was established. After its registration in the General Inspection of Justice on August 5, 2024, on September 2, 2024, this subsidiary requested a Product Administration Agent of Collective Investment - Common Investment Funds license and requested the creation of a Money Market Mutual Fund ("Mercado Fondo Ahorro") from the Argentinian National Securities Commission. Both authorizations were granted on February 5, 2025. In addition, this subsidiary requested the replacement of INDUSTRIAL ASSET MANAGEMENT S.A. as Management Agent of “Mercado Fondo”, which is still pending approval.
As of the date of this filing, the aforementioned subsidiaries have not yet begun their operations.
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
MercadoLibre, S.A. de C.V. Institución de Fondos de Pago Electrónico became a regulated financial entity towards third parties, effective on May 11, 2022 duly published in the Official Gazette, and is subject to the supervision and jurisdiction of the relevant Mexican financial regulators, including but not limited to the National Commission for the Protection and Defense of Users of Financial Services, CNBV and the Central Bank of Mexico. Amongst the regulatory obligations to which Electronic Payment Institutions are subject, the following are noteworthy: a) maintain minimum capital requirements, b) maintain sufficient reserves in high-quality liquid assets (e.g. cash, treasury bills, etc.), so as to be able to redeem, on par, the funds held on behalf of the clients, c) comply with anti-money laundering and countering of terrorism financing regulations, d) develop and maintain sound cybersecurity and information security policies, including but not limited to the performance of recurrent vulnerability tests and the deployment of strict infrastructure controls. Additionally, in February 2022, the National Insurance and Bond Commission granted Mercado Insurtech, Agente de Seguros, S.A. de C.V. definitive authorization to operate as an Insurance Agent.
On September 11, 2024, MercadoLibre, S.A., de C.V., Institución de Fondos de Pago Electrónico submitted to the National Banking and Securities Commission ("CNVB") an authorization request to organize and operate as a multiple banking institution. As of the date of this filing, the aforementioned authorization is still pending approval.
Chile
In 2017 and 2018, Chile enacted regulations regarding the issuance and operation of payment cards, which could affect Mercado Pago’s operations, including authorization to operate, anti-money laundering obligations, capital requirements and reserve funds, operational and security safeguards, among others.
15 | MercadoLibre, Inc.

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
On October 12, 2022, the Chilean Congress approved the Fintech and Open-Banking Law Project, which was published on January 4, 2023, and came into effect on February 3, 2023. This law established a regulatory framework for certain technological financial services that did not have their own legal framework. These services are: (i) Alternative Transaction Systems, (ii) Crowdfunding Financing Platforms, (iii) Financial Instrument Intermediation, (iv) Order Routing, (v) Credit Advisory, and (vi) Investment Advisory. Pursuant to this law, in January 2025, Mercado Pago Crypto S.A. submitted the license application to the CMF within the legal deadline for its ruling, which is still pending approval.
On April 8, 2024, the Chilean Congress published the Cybersecurity Law. Although Mercado Pago Chilean entities already comply with the law’s main obligations as a result of being regulated entities, pursuant to this new law, such entities will be subject to a new regulator and must comply with certain reporting requirements for cybersecurity incidents. We expect that the Mercado Pago Chilean entities will be required to comply with these new reporting requirements sometime during 2025 or 2026.
On May 30, 2024, the Chilean Congress passed Law 21,673, amending Law 20,009, which, effective as of June 1, 2024, establishes a limited liability regime for users of prepaid cards in case of loss, theft, or fraud. Pursuant to Law 21,673, there may be instances in which an issuer may suspend a refund in the event of fraud or serious fault on behalf of the user claiming such refund on account of allegedly fraudulent charges. Mercado Pago Emisora S.A. completed the implementation of these measures for its compliance.
In December 2024, Law No. 21,719 was approved by the National Congress of Chile to regulate the processing and protection of individuals' personal data. The law establishes the creation of a Data Protection Agency, which will serve as a technical and autonomous entity responsible for supervising and ensuring the data protection rights of individuals in Chile. This agency will have various powers, including the authority to oversee and sanction data controllers who do not comply with the regulations. The modifications will enter into force 24 months after their publication, while the necessary regulations must be issued within a period of six months.
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
In June 2023, MercadoPago S.A. Compañía de Financiamiento obtained a license issued by Colombian Financial Superintendence to operate as a financial institution in Colombia, enabling it to offer credits, digital accounts, investments and prepaid cards. As a financial company it is subject to minimum capital, reporting, consumer protection and risk management requirements. On April 22, 2024, MercadoPago S.A. Compañía de Financiamiento started operations initially offering only the “Ordinary Deposit” product. In accordance with regulations, customers' funds are now subject to regulatory liquidity, reserve, and solvency requirements to ensure their protection.
Uruguay
Uruguay has implemented comprehensive regulations governing electronic payments.
In September 2016, we obtained the registration of our Uruguayan subsidiary Deremate.com de Uruguay S.R.L. from the Central Bank of Uruguay (“BCU”) as an entity entitled to provide services of payments and collections (“PSPC”). Thus, on November 1, 2016, Mercado Pago was launched in Uruguay. In July 2023, MercadoPago Uruguay S.R.L. obtained the approval by the BCU to operate as an Electronic Money Issuing Institution (“IEDE”). On October 1, 2023, MercadoPago Uruguay S.R.L. started operations, and since then, must adhere to regulations regarding the placement of user funds, including the obligation to deposit and maintain these funds in designated local bank accounts to guarantee the availability of balances in each user’s digital account. In October 2023, MercadoPago Uruguay S.R.L. was authorized by the BCU, subject to the terms of the regulations, to invest its user funds in short-term investments, including “overnight” bank deposits, leveraging results and assuming associated risks.
In July 2023, Communication No. 2023/147, superseded by Communication No. 2024/018 on February 1, 2024, established regulations for reporting security incidents. In October 2023, Communication No. 2023/196 mandated bi-monthly reports on administered fund compositions, and significant modifications addressing fast payment systems and regulatory rules were made to the payment system rules.
On April 12, 2024, MercadoPago Uruguay S.R.L. initiated a process with the BCU to be authorized to act as a payment acquirer with transfers, as an activity related to electronic money issuances, in compliance with new regulations that came into effect on March 1, 2024. On July 3, 2024, MercadoPago Uruguay S.R.L. received authorization from the BCU to offer payment with transfers acquiring services.
16 | MercadoLibre, Inc.

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
Peru
On November 10, 2022, the Central Reserve Bank of Peru (“BCRP”) enacted regulations related to the card payment processing system that applies to issuers, acquirers and payment facilitators. On January 27, 2023, MercadoPago Perú S.R.L. was registered by the BCRP as a payment facilitator entity, allowing it to (a) affiliate merchants to the card payment system, (b) offer POS, and (c) transmit or process card payment orders and /or participate in the process of settlement to the merchants affiliated. On February 20, 2024, the Register of Entities with Payments by Card agreement form was completed, in accordance with BCRP requirements.

17 | MercadoLibre, Inc.

ITEM 1A. RISK FACTORS
Summary of Risk Factors

Our business is subject to numerous risks. The following is a summary of the principal risks that we believe are material to our stockholders and prospective stockholders and that should be carefully considered when evaluating our Company, our business and prospects:
■Our business depends on the continued growth of online commerce and digital financial services, the commercial and financial activity that our users generate on our platforms and the availability and reliability of the Internet in Latin America;
■We operate in a highly competitive and evolving environment;
■We rely on third-party platforms, such as Google Play and Apple app stores, to access our Mercado Libre and Mercado Pago apps;
■Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner;
■The markets in which we operate are rapidly evolving and we may not be able to maintain our profitability;
■We may be liable for or experience reputational damage from the failure of users of our Marketplace to deliver merchandise or make required payments;
■Fraudulent activity by our users could negatively impact our operating results, brand and reputation and cause the use of services to decrease;
■We are subject to consumer trends and could lose revenue if certain items become less popular or if we fail to meet customer demand;
■Manufacturers may limit distribution of their products by distributors, prevent distributors from selling through us or encourage governments to limit e-commerce;
■Our failure or the failure of our partners to manage Mercado Pago users’ funds properly could harm our business;
■We rely on banks and investment funds that acquire Mercado Pago’s receivables and payment processors to fund transactions, and changes to card association fees, rules or practices may adversely affect our business;
■The failure of the financial institutions with which we conduct business may have a material adverse effect on our business, operating results, and financial condition;
■A rise in interest rates may negatively affect our Mercado Pago payment volume;
■Changes in Mercado Pago’s funding mix and ticket mix could adversely affect Mercado Pago’s results;
■Our lending solution exposes us to the credit risk of our merchants and consumers, among other risks;
■We face significant risks related to the ongoing reliability of our logistics network and shipping service;
■Failure to successfully operate our fulfillment network may also negatively affect our business;
■Problems that affect our service providers could potentially adversely affect us as well;
■If we are unable to compete effectively for advertising spend, or if our merchants reduce advertising spend, our business and results of operations could be materially harmed;
■We may not realize benefits from recent or future strategic investments, acquisitions of businesses, technologies, services or products, despite their capital outlay and potential dilution to our stockholders;
■We depend on key personnel, the loss of which could have a material adverse effect on us;
■We may have inadequate business insurance coverage, which would require us to spend significant resources in the event of a disruption of our services or other contingency;
■Our debt instruments contain restrictions that limit our flexibility in operating our business, and changes by any rating agency to our outlook or credit rating could negatively affect us;
■We hold and may acquire digital assets that may be subject to volatile market prices and unique risks of loss;
■Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks;
■There are potential risks related to our loyalty program and our cryptocurrency buy, hold and sell feature;
18 | MercadoLibre, Inc.

■Natural disasters, climate change, geopolitical events, global health epidemics or pandemics, transportation disruptions and catastrophic events could materially adversely affect our financial performance;
■We are subject to extensive government regulation and oversight. Failure to comply with existing and future rules and regulations in the jurisdictions in which we operate could adversely affect the operations of one or more of our businesses in those jurisdictions;
■It may be difficult to enforce judgments rendered against us in U.S. courts;
■We could face legal and financial liability upon the sale of items that infringe intellectual property rights of third parties and for information and material disseminated through our platforms;
■We may not be able to adequately protect and enforce our intellectual property rights. We could potentially face claims alleging that our technologies infringe the property rights of others;
■Any delay or problem with operating or upgrading our existing information technology infrastructure could cause a disruption in our business and adversely impact our financial results;
■We are subject to security breaches, disruption and confidential data theft from our systems, which can adversely affect our reputation and business;
■We may not be able to secure licenses for technologies on which we rely;
■We face the risk of political and economic crises, instability, terrorism, civil strife, labor conflicts, expropriation, corruption and other risks of doing business in emerging markets;
■Latin American governments have exercised and continue to exercise significant influence over the economies of the countries where we operate. This involvement, as well as political and economic conditions, could adversely affect our business;
■Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls;
■Our transactions in Latin America may be impacted by the weaknesses of secure payment methods;
■Provisions of our certificate of incorporation and Delaware law could inhibit others from acquiring us, prevent a change of control, and may prevent efforts by our stockholders to change our management;
■We may require additional capital in the future, and this additional capital may not be available on acceptable terms or at all;
■Shares eligible for future sale may cause the market price of our common stock to drop significantly, even if our business is doing well; and
■We cannot guarantee that any share repurchase program will be fully consummated or will enhance stockholder value, and share repurchases could increase the volatility of our stock prices and diminish our cash reserves.
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
Given that we operate in a business environment in Latin America that is different than the environment in which other companies providing e-commerce and digital financial services operate, the performance of such other companies is not an indication of our future financial performance. Availability, transaction speeds, acceptance, interest and use of the Internet across Latin America are all critical to our growth and services, and the occurrence of any one or more of the above challenges to Internet usage could have a material adverse effect on our business.
19 | MercadoLibre, Inc.

We operate in a highly competitive and evolving environment
The e-commerce and omnichannel retail, e-commerce services, fintech and digital content and electronic devices industries are still relatively new in Latin America, rapidly evolving, highly innovative and intensely competitive, and we expect competition to become more intense in the future. To compete successfully, we must accurately anticipate technological developments and deliver innovative, relevant and useful products and services in a timely manner. Our competitors may respond to new or emerging technologies and capabilities, including practical applications of AI and ML, as well as changes in customer requirements, faster and more effectively than we may, and they may also devote greater resources to the development, promotion, and sale of products and services.
Barriers to entry are relatively low, and our current offline and new digital competitors, including small businesses who want to create and promote their own stores or platforms, can easily launch new sites, mobile platforms or applications at relatively low costs using software that is commercially available, or partner with other e-commerce, search, advertising or social media companies. Users who purchase or sell goods and services through us have increasingly more options, and merchants also have more channels to reach consumers. Competitors may also be more narrowly focused on a particular type of goods and create a compelling community for those particular goods.
We have many competitors in different industries, ranging from large and established companies to emerging start-ups. Mercado Libre’s Marketplace currently competes with a number of companies operating throughout Latin America, including: traditional brick and mortar retailers, e-commerce and omnichannel retailers and vendors and distributors offering physical, digital and interactive media products that we offer and sell on our platform; online sales, auction services and comparison shopping websites; social media platforms and online and app-based means of search engines for the purchase of goods and services; companies that provide e-commerce related services such as inventory, storage and supply chain management, fulfillment, advertising and payment processing; other small online service providers, including those that serve specialty markets; business-to-consumer online commerce services. Mercado Pago competes with existing online and offline companies, including, among others: traditional banks and financial institutions; fintech companies (e.g., crowdfunding institutions, electronic payment providers), and other providers of financial services and payment methods, particularly credit, prepaid and debit cards, checks, money orders, and electronic bank deposits and transactions; payment networks that facilitate processing and aggregation of payments cards and retail networks; tokenized and contactless payment services, digital wallets, cryptocurrency wallets, QR code-based solutions and other payment solutions; international and local online payments services; the use of cash, which is often preferred in Latin America; offline funding alternatives such as cash deposit and money transfer services; peer to peer payments and electronic money remittances and other point of sale terminals and devices or technologies installed at merchants’ sites.
Competitors with larger, more well-established and well-financed companies have greater resources, a longer history, greater brand recognition, more customers and better access to suppliers of critical inputs and products. This positioning allows our competitors to acquire, invest in or enter into commercial relationships with competing businesses, adopt more aggressive pricing, secure better terms from suppliers, make acquisitions and enter into other strategic arrangements, devote more resources to technology, marketing and promotional campaigns, infrastructure, fulfillment and payment solutions and continue to compete for users, advertisers, customers, and partners. These competitive advantages could be used to harm our competitive position through the adoption of restrictive covenants with suppliers, self-preferencing their product offerings, tying and bundling services and cross subsidizing. Competing services tied to established banks and other financial institutions may offer greater liquidity and create greater consumer confidence in the safety and efficacy of our competitors' services. Established banks and other financial institutions currently offer online payments, and those that do not yet provide such a service could quickly and easily develop it.
In many cases, companies that directly or indirectly compete with us provide Internet access. Some of these providers may take measures that could degrade, disrupt, increase the cost of customers’ use of our services or advocate for government measures that could increase or change regulatory requirements that increase our costs, all of which could adversely affect our business and results of operations. Further, discrepancies in the enforcement of existing laws may enable our competitors to leverage such discrepancies in their favor, thereby affording them competitive advantages. Similarly, some of our competitors have been accused, in other jurisdictions, of anticompetitive business practices, which they can replicate in Latin American countries where antitrust authorities have not yet focused on such commercial practices and where we actively compete.
The global financial services and payments industry is continuously changing and increasingly subject to regulatory supervision and continued examination. Some of the payment services offered by our competitors operate at lower commission rates than Mercado Pago’s current rates, which has resulted in market pressures with respect to the commissions we charge for our Mercado Pago services. Moreover, establishing a financial services and payments solution entity in Latin America has proven to be difficult and resource intensive in terms of time and capital. Traditional banking and financial institutions in Latin America still have significant influence over sectoral regulators and have been relatively successful at influencing the enactment of new regulations that may hinder or restrict the overall success of fintech businesses by imposing unnecessary and cumbersome requirements or otherwise limiting their business models. This influence makes it harder to promote innovative payment solutions and policy changes to adapt regulation to an ever changing and fast growing innovative and disrupting industry.
20 | MercadoLibre, Inc.

We are expanding our investment in AI across the entire Company. This includes using generative AI and continuing to integrate AI capabilities into our products and services. While AI/ML can present significant benefits, it can also present risks and challenges to our business. Data sourcing, technology integration, bias in decision-making algorithms, security challenges and the protection of personal privacy could slow down or impair the adoption and acceptance of AI/ML. AI technology and services are highly competitive, rapidly evolving, and require significant investment, including development and operational costs, to meet the changing needs and expectations of our existing users and attract new users. Our ability to deploy and leverage certain AI technologies critical for our products and services and for our business strategy, and to enhance productivity across the organization, may depend on the availability and pricing of third-party equipment and technical infrastructure. Additionally, other companies may develop AI products and technologies that are similar or superior to our technologies or more cost-effective to deploy. Other companies may also have (or in the future may obtain) patents, copyrights or other proprietary rights that could prevent, limit, or interfere with our ability to make, use, or sell our own AI products and services. We may not be able to compete effectively with our competitors and our strategy to integrate AI/ML technology into our products and services may also not be accepted by our customers or by other businesses in the marketplace. Furthermore, the non-deterministic nature of generative AI outputs may undermine the reliability and trustworthiness of our products and services, which may lead to customer dissatisfaction, brand or reputational harm or legal or regulatory liabilities. If the output from AI/ML in our products or services is deemed to be inaccurate or questionable, or if the use of AI/ML does not operate as anticipated or perform as promised, our business and reputation may be harmed. The integration of AI/ML may also expose us to risks regarding intellectual property ownership and license rights, particularly if any copyrighted material is embedded in training models.
We rely on third-party platforms, such as Google Play and Apple app stores, to access our Mercado Libre and Mercado Pago apps
Our Mercado Libre and Mercado Pago apps are accessed through third-party platforms, such as Google and Apple’s app stores. We are subject to the standard terms and conditions that these providers have for application developers, which govern the content, promotion, distribution, and operation of apps on their platforms or marketplaces, and which the providers can change unilaterally on short or no notice. Those terms and conditions include limitations on the sale of digital goods and services (e.g., streaming video services), the mandatory use of the providers’ own payment processor for the sale of digital goods, with a steep fee that ranges from 15% to 30% of the product’s listed price, and anti-steering rules that forbid developers from informing users of their apps, via in-app communications, about alternative means of purchase available outside the respective app. Apple also forbids the in-app distribution and commercialization of third-party digital goods, thereby prohibiting the development of a digital goods marketplace in iOS in competition with Apple. Apple and Google’s terms and conditions for in-app purchases of digital goods may cause friction with Mercado Libre’s initiatives for its loyalty program as well as other new projects involving the sale of digital goods or the provision of advertisement video on demand streaming services. These limitations may prevent the deployment of initiatives for mobile apps, thereby limiting the range of their overall impact. These limitations may materially affect our competitiveness with respect to other digitally integrated conglomerates that do not face the same limitations, thereby negatively impacting our capacity to grow, innovate, enter and compete in new markets. In addition, if changes to the existing terms and conditions interfere with the distribution of our products, if the platforms are unavailable for a prolonged period of time or if we are unable to maintain a good relationship with these third-party providers (including as a result of ongoing or future claims of anticompetitive practices), our business and results of operations could suffer.
Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner
Rapid, significant and disruptive technological changes impact the industries in which we operate. Moreover, the effects of technological changes on our business are uncertain. Our success depends on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards. We are also increasingly leveraging AI technologies, including generative AI, in our products and services and are making investments to expand our use of generative AI capabilities. If we are unable to do so in a timely or cost-effective manner, our business could be harmed.
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
We must constantly add new hardware, update software, enhance and improve our billing and transaction systems, and add and train new engineering and other personnel to accommodate the increased use of our website, apps and the new products and features we regularly introduce. This upgrade process is expensive, the increasing complexity and enhancement of our website results in higher costs, and ultimately may not be successful. Our revenues depend on prompt and accurate billing processes. Failure to upgrade our technology, transaction-processing capabilities, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume, or the increased complexity of our website could materially harm our business and our ability to collect revenue. In addition, our use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI systems or infrastructure, or those of our third-party providers, could result in system failures, delays or errors in our operations, which could harm our business and financial results.
We may also need to enter into relationships with various strategic partners, websites, other online service providers, shipping companies and other third parties necessary to our business. The increased complexity of managing multiple commercial relationships could lead to execution problems that can affect current and future revenues and operating margins, as well as our reputation. The expansion of our Mercado Pago and Mercado Envios businesses into new countries may also require a close commercial relationship with one or more local banks or other intermediaries, which may prevent, delay or limit the introductions of our services in such countries. If our users have negative experiences with, or view unfavorably, any of the companies or partners with whom we have relationships, it could cause them to stop using our products and services and negatively impact our results of operations.
21 | MercadoLibre, Inc.

The markets in which we operate are rapidly evolving and we may not be able to maintain our profitability
As a result of the emerging nature and related volatility of the markets and economies in the countries in which we operate, the increased variety of services and products that we offer and the rapidly evolving nature of our business, it is particularly difficult for us to forecast our revenues or earnings accurately. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues relative to our planned expenditures may have an immediate adverse effect on our business, results of operations and financial condition.
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
Fraudulent activity by our users could negatively impact our operating results, brand and reputation and cause the use of services to decrease
We are subject to the risk of fraudulent activity by our users, including fraudulent and illicit sales, money laundering, bank fraud, fraud from means of payment entities, employee fraud, third parties providers' fraud and online securities fraud. Measures to detect and reduce the occurrence of fraudulent activities are complex and require continuous improvement, and there can be no assurance that they will be sufficient to accurately detect, prevent or deter fraud, particularly new and continually evolving forms of fraud. As our business grows, the cost of remediating fraudulent activity, including customer reimbursements, may materially increase and could negatively affect our operating results. In addition, users’ fraudulent or potential illegal activities when using our platforms or payment solutions we offer could expose us to civil or criminal liability and could have a material adverse effect on our financial performance, our business or reputation.
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
Our ability to predict and adapt to changing tastes and preferences depends on many factors, including, but not limited to, obtaining accurate and relevant data on customer preferences, emphasizing relevant merchandise categories, effectively managing our inventory levels, and implementing competitive and effective pricing and promotion strategies. Although it is difficult to accurately forecast consumer trends and demand, we strive to predict these trends using the methods described above as overstocking or understocking products we sell could lead to lower sales, missed opportunities and excessive markdowns, any of which could have a material impact on our business and operating results or reputation. Failure to accurately forecast consumer trends and demand could significantly affect our revenue and our future growth.
22 | MercadoLibre, Inc.

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
Mercado Pago offers its users in Argentina, Mexico and Chile the option to use the balances stored on their Mercado Pago digital accounts to invest in low-risk investment funds (money market fund equivalents). For the purposes of offering such intermediated investment functionality, Mercado Pago has entered into diverse contractual relationships with licensed third party brokers and fund managers who serve as the managers of the investment funds and the facilitators of all associated investment services, including but not limited to the execution of investment orders. The scope of Mercado Pago’s involvement in these services is strictly limited to (i) the processing of charges and payments from users that use their balances held with Mercado Pago to invest, and (ii) sending the appropriate instructions to our investment partners. The third party providers have complete decision-making authority over the funds and their investment strategies. In Brazil, we have also partnered with a third party with a focus on the financial inclusion of users, to launch three investment fund options, allowing users to diversify their investment portfolio in an accessible way and with options for quick withdrawal. A disruption in our relationships with such third party providers or any of the services they provide to our users could adversely affect our customers’ confidence in our business. In addition, the value of the investments made by our users in the respective investment funds may fluctuate over time as a result of factors not in our control, such as market conditions and investment decisions made by our third party providers. If there is a disruption in the services provided by our third party providers or the investments made by our users otherwise decrease in value, our users may try to pursue claims or legal actions against us, which could affect our reputation and results of operations.
We rely on banks and investment funds that acquire Mercado Pago’s receivables and payment processors to fund transactions, and changes to card association fees, rules or practices may adversely affect our business
Mercado Pago relies on banks, investment funds or payment processors to process the funding of Mercado Pago transactions and Mercado Libre Marketplace collections, and we must pay a fee for this service. From time to time, card associations may increase the interchange fees they charge for each transaction using one of their cards. Card processors have the right to pass on to us any increases in interchange fees or their own fees for processing. These increased fees increase the operating costs of Mercado Pago, reduce our profit margins from Mercado Pago operations and, to a lesser degree, affect the operating margins of the Mercado Libre Marketplace. We also offer Mercado Pago prepaid cards in Brazil and Mercado Pago credit cards in Brazil and Mexico, all under the VISA brand, as well as an electronic payment funds card (similar to a debit card) in Mexico and Argentina issued under the MasterCard brand. If any of these companies were to be unwilling or unable to provide these services to us, or if they are willing to provide these services but at less favorable terms, our business and results of operations would be adversely affected.
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
We could lose the right to accept credit cards or pay fines if card processors determine that users are using Mercado Pago to engage in illegal or “high risk” activities or if users generate a large amount of chargebacks. Accordingly, we are continually working to prevent “high risk” merchants from using Mercado Pago. Additionally, we may be unable to access financing in the credit and capital markets at reasonable rates to fund our Mercado Pago operations, and for that reason, our profitability and total payments volume could materially decline.
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
23 | MercadoLibre, Inc.

■We may be unable to access financing in the credit and capital markets at reasonable rates. Due to the nature of our Mercado Pago and Mercado Libre Marketplace businesses, we generate high credit card receivables and consumer and merchant loans that from time to time we sell to financial institutions, and accordingly, lack of access to credit or significant changes to the terms of any existing credit, or bank liquidations could cause us to experience severe difficulties; and
■The failure of financial institution counterparties to honor their obligations to us under credit instruments could jeopardize our ability to rely on and benefit from those instruments. Our ability to replace those instruments on the same or similar terms may be limited under difficult market conditions.
A rise in interest rates may negatively affect our Mercado Pago payment volume
We offer users the ability to pay for goods purchased in installments using Mercado Pago in some of the countries where we operate. In 2024 and 2023, installment payments represented 20.3% and 21.3%, respectively, of Mercado Pago’s total payment volume. To subsidize the cost of the installment payment feature, from time to time we pay interest to discount credit card receivables, securitize credit card receivables through trusts or finance Mercado Pago business through financial debt. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users that would likely have a negative effect on Mercado Pago’s total payment volume.
Changes in Mercado Pago’s funding mix and ticket mix could adversely affect Mercado Pago’s results
Mercado Pago pays significant transaction fees when customers fund payment transactions using certain debit and credit cards or through unaffiliated entities, nominal fees when customers fund payment transactions from their bank accounts, and no fees when customers fund payment transactions from an existing Mercado Pago account balance. Mercado Pago’s financial success remains highly sensitive to changes in the rate at which its senders fund payments using credit cards. Customers may prefer to pay using credit cards rather than bank account transfers for a number of reasons, including the ability to pay in installments, dispute and reverse charges, earn frequent flyer miles or other incentives offered by credit cards, defer payment, or due to a reluctance to provide bank account information to us.
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
Our lending solution exposes us to the credit risk of our merchants and consumers, among other risks
Our lending solution is offered to certain merchants and consumers, and the financial success of this product depends on the effective management of the credit-related risk. We assess the credit risk of merchants and/or consumers seeking a loan based on an internally-developed risk model which, among other factors, may not accurately predict their creditworthiness due to inaccurate assumptions about the particular merchant and/or consumer or the economic environment or limited product history, among other aspects. The accuracy of the risk model and our ability to manage credit risk may also be affected by legal or regulatory changes (e.g., bankruptcy laws and minimum payment regulations), competitors’ actions, changes in consumer behavior, funding resources, changes in the economic environment, changes in regulation on interest rates and other factors.
A decline in economic, political, market, health and social conditions could impact our users as well, and their decisions could reduce the number of cards, accounts, and credit lines of their account holders, which ultimately impact our revenues. Any events or conditions that impair the functioning of the financial markets, tighten the credit market, or lead to a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access the capital and credit markets on favorable terms, which could affect our liquidity and capital resources, or significantly increase our cost of capital. Similar to other businesses with significant exposure to credit losses, we face the risk that our lending users may default on their payment obligations, making the receivables uncollectible and creating the risk of potential charge-offs, which could negatively impact our liquidity. Any of these events could adversely affect our business and results of operation.
The funding and growth of our lending business are directly related to interest rates; a rise in interest rates may negatively affect our lending business and results of operations.
We face significant risks related to the ongoing reliability of our logistics network and shipping service
In certain countries where we operate, we offer users our Mercado Envios shipping service through integration with local carriers. We generally pay local carriers directly for their shipping costs, and then we decide how much of those costs we transfer to our customers. The decision to raise the shipping fees we charge to users may have a negative effect on Mercado Envios’ shipping volume, and the decision not to do so may result in a decrease in the operating margins of our commerce operations.
We rely on a number of local carriers (through non-exclusivity agreements) to receive the inventories for our first-party business and on third parties to ship orders to customers. The unavailability of the services of local carriers in certain regions with high demand could negatively affect our ability to provide shipping services to our customers, which could in turn have a material adverse effect on our shipping service, operating results, and financial condition.
24 | MercadoLibre, Inc.

Failure to successfully operate our fulfillment network may also negatively affect our business
Through our logistics solution, Mercado Envios, we offer sellers on our platform fulfillment and warehousing services, including maintaining inventories of third parties that sell products through our platform. We also use fulfillment and warehousing services for our first-party business. As we continue to add fulfillment centers, our fulfillment network may become more complex, and the operation of such centers may present significant challenges, including organized crime and drug dealers operating in certain regions where we provide logistic solutions, increasing the complexity of tracking inventories and the operation of our fulfillment network. Our failure to accurately forecast customer demand, seller demand for storage, staffing and properly handle inventories and commercial relationships with third parties could result in excess or insufficient fulfillment capacity, service interruptions, an inability to optimize platform fulfillment or staffing, unexpected costs and may adversely affect our reputation or results of operations. Any supply chain constraint that affects us, our merchants or vendors could also adversely affect our ability to operate our fulfillment network effectively.
We offer to sellers our Fulfillment Protection Program for any damage or loss of seller’s inventories as a result of using our fulfillment network service, subject to certain conditions. We may in the future receive additional requests from sellers requesting reimbursement through this program or threatening legal action against us if we do not reimburse them, which could materially adversely affect our business and financial condition.
We continue to build new warehouses to manage the increasing demand of our logistics solution. These construction efforts are subject to a risk of delay as well as risks relating to the quality of the construction, which could increase our costs and negatively impact our ability to grow capacity in time to adequately meet demand.
Problems that affect our service providers could potentially adversely affect us as well
A number of parties provide services to us or to our users. These services include the hosting of our servers, shipping and the postal and payments infrastructures that allow users to deliver and pay for goods and services, in addition to paying their Mercado Libre Marketplace bills. Financial, regulatory, or other problems that might prevent these companies from providing services to us or our users could reduce the number of listings on our websites or make completing transactions on our ecosystem more difficult, which may harm our business. Any security breach at one of these companies could also affect our customers and harm our business.
If we are unable to compete effectively for advertising spend, or if our merchants reduce advertising spend, our business and results of operations could be materially harmed
We have developed a growing advertising business on our platform. If we are unable to compete effectively for advertising spend, or if merchants reduce advertising spend due to adverse macroeconomic conditions or for other reasons, our business and results of operations could be materially harmed. Our ability to maintain or increase advertising revenue through our platform will depend on our ability to create more value for advertisers (such as increased numbers of users, increased transactions, enhanced monetization and stronger brand awareness) than our competitors. Some of our current and potential competitors have greater resources, larger customer bases and greater brand recognition in certain jurisdictions, particularly with respect to our newly launched products and services. Failing to provide superior value or deliver advertisements effectively and competitively could harm our reputation, financial condition and operating results. Changes to our advertising policies and data privacy practices, or those of other companies, may adversely affect the advertising revenues. In addition, the existence and development of technologies that block advertisements online or affect our ability to customize advertisements could harm our advertising business.
We may not realize benefits from recent or future strategic investments, acquisitions of businesses, technologies, services or products, despite their capital outlay and potential dilution to our stockholders
We intend to continue to enter into a wide array of potential strategic transactions, including strategic investments, acquiring businesses, technologies, services or products, as appropriate opportunities arise. We may not, however, be able to identify, negotiate or finance such future acquisitions successfully or at favorable valuations, or to effectively integrate these acquisitions with our current business. Strategic transactions may involve significant additional challenges, uncertainties and risks, including, but not limited to, unforeseen operating difficulties and expenditures, challenges of integrating new employees, systems, technologies, and business cultures; failure to develop the acquired business adequately; disruption of our ongoing operations and diversion of our management’s attention; inadequate data security, cybersecurity and operational and information technology resilience; failure to identify, or our underestimation of, commitments, liabilities, deficiencies and other risks associated with acquired businesses or assets; and potential exposure to new or increased regulatory oversight and uncertain or evolving legal, regulatory and compliance requirements; potential reputational risks that could arise from transactions with, or investments in, companies involved in new or developing businesses or industries, which may be subject to uncertain or evolving legal, regulatory and compliance requirements; failure of the transaction to advance our business strategy and of its anticipated benefits to materialize; potential impairment of goodwill or other acquisition-related intangible assets; and the potential for our acquisitions to result in dilutive issuances of our equity securities or significant additional debt. Strategic transactions may also heighten many of the risks described in this “Risk Factors” section.
Acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to intangible assets and impairment of goodwill, which could materially adversely affect our business, results of operations and financial condition. Any future acquisitions might require us to obtain additional equity or debt financing, which might not be available on favorable terms, or at all. If debt financing for potential future acquisitions is unavailable, we may determine to issue shares of our common stock or preferred stock in connection with such an acquisition, and any such issuance could result in the dilution of our common stock.
25 | MercadoLibre, Inc.

We depend on key personnel, the loss of which could have a material adverse effect on us
Our performance depends substantially on the continued services and on the performance of our senior management and other key personnel. Our ability to retain and motivate these and other officers and employees, as well as our ability to successfully transition key roles, is fundamental to our performance.
Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for these personnel is intense, and we cannot assure you that we will be able to successfully attract and retain sufficiently qualified personnel. In addition, changes we make to our current and future work environments may not meet the needs or expectations of our employees or may be perceived as less favorable compared to other companies, which could adversely affect our ability to attract and retain qualified personnel. Failure to successfully hire, train, manage, and retain sufficient and qualified personnel to meet our needs, as well as successfully transition key roles can be inherently difficult to manage, strain our operations, increase payroll and other costs, and harm our business and reputation.
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
Our debt instruments contain restrictions that limit our flexibility in operating our business, and changes by any rating agency to our outlook or credit rating could negatively affect us
The terms of our senior unsecured notes issued in January 2021 and certain collateralized debt under securitization transactions contain, and any debt instruments we enter in the future may contain, covenants that restrict or could restrict, among other things, our business and operations. Failure to pay amounts due under a debt instrument or a breach of any of its covenants may result in the acceleration of the indebtedness (subject in certain cases to a grace or cure period). Moreover, any such acceleration and required repayment of, or default in respect of, any of our indebtedness could, in turn, constitute an event of default under other debt instruments, thereby resulting in the acceleration and required repayment of other indebtedness we may have. Any of these events could materially adversely affect our liquidity and financial condition.
In addition, changes by any rating agency to our outlook or credit rating could negatively affect the value of both our debt and equity securities and increase our borrowing costs. If our credit ratings are downgraded or other negative action by rating agencies is taken, the interest rates payable by us under our indebtedness may increase. In addition, any downgrades to our credit ratings may affect our ability to obtain additional financing in the future and the terms of any such financing. Any of these factors could adversely affect our financial condition and results of operations.
We hold and may acquire digital assets that may be subject to volatile market prices and unique risks of loss
We have used a portion of our cash reserve to purchase digital assets or certain other alternative reserve assets and we may continue acquiring and holding digital assets from time to time in the future.
The prices of digital assets have been, and may continue to be, highly volatile, including as a result of various associated risks and uncertainties. For example, the prevalence of such assets is a relatively recent development, and their long-term adoption by investors, consumers and businesses is unpredictable. Moreover, these assets rely on technology for their creation, existence and transactional validation, and their decentralization may subject their integrity to the threat of malicious attacks and technological obsolescence. The status of such assets for a variety of regulatory purposes is unclear and may change in the future.
As digital assets, including Bitcoin, have grown in popularity and market size, there has been an increasing focus on the extent to which such digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist activities and/or entities subject to sanctions regimes. If we are found to have engaged in transactions involving Bitcoin or other digital assets with persons that have used such digital assets to launder money or persons subject to sanctions, we may be subject to regulatory obligations, proceedings or other actions, and our further transactions or dealings in Bitcoin or other digital assets may be restricted or prohibited. The rapidly evolving regulatory landscape with respect to digital assets may subject us to additional costs, such as the implementation of additional and potentially costly controls or other actions.
As intangible assets without centralized issuers or governing bodies, digital assets have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities, as well as human errors or computer malfunctions, that may result in operational problems or the loss, compromise or destruction of, or our inability to access, cryptographic private keys needed to access such assets, which may be irreversible and could adversely affect the value of our digital assets and an investment in our Company. While we have taken reasonable measures to secure any digital assets, if such threats are realized or the measures or controls we implement to secure our digital assets fail, it could result in a partial or total misappropriation or loss of our digital assets, and our financial condition and operating results may be adversely affected.
26 | MercadoLibre, Inc.

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks
We publish an annual integrated impact report, that describes, among others, our policies, practices and initiatives across a variety of environmental, social and governance (“ESG”) matters, including our contribution to socio-economic development, inclusion and financial education, human capital management and efforts to reduce our environmental impact. The implementation of these initiatives is complex and subject to contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, and may require considerable investments. Further, these efforts may impose additional costs and expose us to new risks, including increased scrutiny from customers, regulators, investors and other stakeholders related to our ESG practices and disclosure. For example, some of our Marketplace customers may elect to reduce purchases from us if we are unable to verify that our performance and products meet the specifications of responsible sourcing programs. Investor advocacy groups, investment funds and institutional investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights.
In addition, there can be no assurance that our current policies, practices, reporting frameworks and principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the U.S. and other jurisdictions. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, taxes, diligence and disclosure. The costs of changing any of our current practices to comply with any new legal and regulatory requirements in the U.S. and other jurisdictions may be substantial. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers. Increased ESG related compliance costs for us as well as among Marketplace merchants and vendors and various other parties within our supply chain could result in increases to our overall operational costs.
Failure or perceived failure to adapt to achieve our goals or commitments, or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners and our stock price. Government, media or activist pressure to limit emissions could negatively impact consumers’ perceptions of our products and services, which could have a material adverse effect on our business, and the actions taken by governments and other actors to reduce emissions could impose costs that could materially affect our financial condition. In addition, our sustainability initiatives may be unsuccessful for a variety of reasons, including if we are unable to realize the expected benefits of new technologies or if we do not successfully plan or execute new strategies, which in turn could harm our business or damage our reputation.
There are potential risks related to our loyalty program and our cryptocurrency buy, hold and sell feature
There are potential risks to MercadoLibre from the loyalty program. Because of the novelty of digital assets, there is regulatory uncertainty about the legal and accounting treatment of the tokens issued in connection with the loyalty program in certain jurisdictions, which has and may continue to limit our ability to roll out the program in new jurisdictions or continue it successfully or at all under its current terms. Such uncertainty could also subject us to regulatory actions or claims. If the impact of the program becomes material to our operations, our reported results could be affected by variations in the market price of the tokens, since, under the current terms of the program, the tokens can be sold at the then prevailing market price and users may use the resulting fiat currency to purchase products and services on the Mercado Libre Marketplace. Despite our disclaimer of liability for any loss, damage, claim, cost and/or expense that may arise in connection with the loyalty program, users may also try to pursue claims against us if the loyalty program is unsuccessful or the tokens otherwise decrease in value. Any such claims could negatively affect our customers’ confidence in our digital assets, adversely affecting our reputation and results of operations. We cannot assure you that the loyalty program will achieve its objectives relating to customer usage and customer loyalty.
There are also potential risks to MercadoLibre in connection with a feature of our Mercado Pago services that gives customers the ability to access—through our Mercado Pago platform—crypto-assets trading and custody services that are rendered by third parties, which allow users to buy, hold, sell and transfer certain global cryptocurrencies and stablecoins.
For both our token loyalty program and our buy, hold and sell Mercado Pago feature, we rely on third party service providers to perform several functions in connection therewith. Such service providers (“SPs”) provide our customers token and crypto-assets exchange services (whereby customers can buy and sell tokens and certain crypto-assets) as well as tokens and crypto-assets custody services. The SPs are also responsible for securing our customers’ tokens and crypto-assets and protecting them from loss or theft. We, in turn, provide a platform that acts as an interface for our customers to access the SPs’ services. A disruption in our relationship with the SPs or in any of the services provided by them to users could adversely affect our customers’ confidence in our loyalty program, crypto-assets offerings through the SPs and, by extension, our business.
Our SPs rely on computer software, hardware and telecommunications infrastructure and networking to provide services to our customers related to the token and crypto-assets exchange and custody services. These computer-based services are subject to disruption, delay and/or failure, which could cause our users to lose access to our Mercado Pago platform or to the SPs’ services. Any such technical issues could negatively affect our customers’ confidence in our loyalty program and the crypto-assets offering.
In addition, the SPs maintain the cryptographic private keys that allow access to the digital accounts where our customers’ tokens and crypto-assets are held in custody. While we have taken steps to make our program and these offerings secure, tokens and digital assets in the custody of various other custodians have in the past been hacked or lost. In the event that those private keys are lost, destroyed, unable to be accessed or in any way compromised and no back up of such private keys exists, the SPs will not be able to access the tokens or crypto-assets held on behalf of our customers in their custody. The SPs’ failure to safeguard the crypto-assets owned by our customers may result in losses to our customers, which could adversely affect our customers’ confidence in our tokens and crypto-assets and negatively affect our business. In addition, the decentralized and pseudonymous nature of digital assets raises novel compliance risks and challenges; the SPs’ failure to maintain necessary controls or safeguard against improper transactions—for example, with sanctioned parties— due to process or control oversight could lead to regulatory penalties and reputational harm for the Company.

27 | MercadoLibre, Inc.

The market perception and regulatory environment concerning digital assets, including cryptocurrencies and stablecoins, are uncertain and evolving. Jurisdictions where we operate may enact legislation subjecting us to additional money transmitter or other regulations in connection with our token loyalty program and crypto-assets exchange services or may require us to obtain licenses or regulatory authorizations in connection with these activities. Any changes to, or failure to comply with, these laws and regulations, or any laws or regulations affecting services that involve a partnership with a custodian and blockchain infrastructure providers, may negatively impact our token loyalty program and the ability to enable our customers to buy, hold and sell crypto-assets in the future and may adversely affect our business.
Natural disasters, climate change, geopolitical events, global health epidemics or pandemics, transportation disruptions and catastrophic events could materially adversely affect our financial performance
The occurrence of one or more natural disasters, such as hurricanes, tropical storms, floods, fires, earthquakes, tsunamis, cyclones, typhoons; weather conditions such as major or extended winter storms, droughts and tornadoes, whether as a result of climate change or otherwise; geopolitical events (such as international trade disputes and the ongoing conflicts in Ukraine and the Middle East; global health epidemics or pandemics or other contagious outbreaks (such as COVID-19 and its variants); transportation disruptions that affect transportation and warehousing providers (for instance, labor disputes and work stoppages); and catastrophic events, such as war, civil unrest, terrorist attacks or other acts of violence, including active shooter situations, acts of vandalism or terrorism, labor or trade disputes, and similar events in countries in which we operate, in which our users are located, or in other areas of the world could adversely affect our operations and financial performance.
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
Anticorruption
Our operations in most of the countries where we operate are subject to risks related to compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable U.S. and other local laws prohibiting corrupt payments to government officials and other third parties.
To fulfill our commitment to the applicable regulations in a sustainable and effective manner and to prevent and control anyone in our ecosystem from making or offering improper payments or anything of value that could be perceived as a bribe, or that is intended to obtain an improper benefit or preferential treatment for us, we have an Anti Corruption Policy and a risk-based Anti-Corruption Program designed to prevent, detect and remedy acts of corruption.
Any changes to, enforcement of, failure, or perceived failure to comply with these regulations, or the enactment of new regulations and legislation, could result in lawsuits, civil or criminal penalties, or fines against the Company or its subsidiaries, forfeiture of significant assets, an outright or partial restriction on our operations, additional compliance and licensure requirements, an adverse impact on our business, results of operations or financial position, or may otherwise force us to change the way we or our users do business, which could adversely affect the operations and reputation of our businesses in those jurisdictions. We have been and we expect that we will continue to be involved in disputes or regulatory inquiries that arise in the ordinary course of business, the number and significance of which has increased as our business has expanded. The media, political and regulatory scrutiny that we may face could increase or amplify these risks.
Internet Services Regulation
There is uncertainty in many of the countries where we operate with respect to the liability of Internet service providers, the application of existing regulations to our business as they relate to, or the enactment of new regulations or legislation relating to, issues such as e-commerce, electronic or mobile payments, information requirements for Internet providers, data collection, data protection, data security, data localization, online privacy, cryptocurrencies, AI and ML (e.g. in relation to risk analysis) governing anti-money laundering, taxation, reporting obligations, consumer protection and businesses. This uncertainty could negatively affect our users’ perception and use of our services, and could result in significant expense should we have to defend cases in an unclear legal environment.
28 | MercadoLibre, Inc.

Privacy and User Data Protection
We are subject to laws and regulations that govern the collection, use, storage, transfer and, in general, the processing of personal data about our providers, employees and, most importantly, our users. We expect that these regulations will increase both in number and in the level of stringency, in ways we cannot predict. This includes emerging challenges posed by new and evolving technologies such as cloud computing, AI and ML, and blockchain, which introduce novel methods for processing and analyzing data. Should we fail to comply with these laws and regulations, which apply to processing of all personal data, including the interactions with third-parties, data transfers among our employees in the course of their work, our subsidiaries, and other parties with which we have commercial relations, we may be subject to significant penalties and negative publicity, which may adversely affect us. In addition, the adoption and use of AI and ML introduces compliance challenges by potentially exposing us to situations where our customers’ personal data is inferred, reprocessed, or repurposed in ways that may not aligned with regulatory expectations. Such challenges could negatively impact our operations, financial performance, and stakeholder trust.
Consumer Protection
Government and consumer protection agencies have in the past received complaints against us from users of our ecosystem. These complaints are small as a percentage of our total transactions, but they could become large in aggregate (absolute) numbers over time.
Taxation

As far as taxation and the digital economy is concerned, many taxing jurisdictions and international organizations are moving towards the implementation of changes to tax laws and policies in order to address so-called base erosion, profit shifting and other tax challenges arising from the digitalization of the economy. These changes in tax regimes may impact e-commerce and internet based companies, including reforms related to withholding regimes, corporate income taxation, indirect taxes and also to value-added taxes. In addition, the Organization for Economic Co-operation and Development reached agreement among various countries to implement a minimum 15% effective tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Certain countries in which we operate are actively considering adopting parts of the Pillar Two framework. The governments of Spain and Brazil passed laws adopting the framework in December 2024. See "Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of operations - Income tax" for further information. We are continuing to evaluate the impact of these proposed legislative changes as new guidance becomes available. Legislative changes could impact our effective tax rate and tax liabilities.
In addition, Brazil is currently undergoing a tax reform to replace several local taxes with a dual VAT system. The new system will become effective in 2026 and will face a transitional period until 2033, with the progressive charging of the new taxes and the extinction of the ones currently in place, as well as the implementation of the split payment system.
Furthermore, we have a complex corporate structure, with entities that are subject to taxation in multiple jurisdictions, and the management of that structure and the transactions among our entities creates potential tax exposures for us in multiple jurisdictions, including the U.S. as well as the jurisdictions where our subsidiaries operate. Further, any changes to, suspension or revocation of, any tax incentive regimes or other tax benefits that we may receive, including tax benefits under the Argentina knowledge-based economy promotional regime and under the Brazilian social security contribution regime and ICMS (Imposto sobre Circulação de Mercadorias, Serviços de Transporte Interestadual, Intermunicipal e Comunicação) tax incentive benefits, could have a material adverse effect in our business, results of operation and financial position.
Competition
We may be subject to private claims, lawsuits, regulatory and government investigations, other proceedings and orders involving allegations that our actions may violate antitrust or competition laws, or otherwise constitute unfair competition. For instance, on February 13, 2024, the Mexican antitrust authority (Comisión Federal de Competencia Económica or “COFECE”) notified MercadoLibre, S.A., de C.V., Institución de Fondos de Pago Electrónico of its preliminary findings, conclusions and recommendations regarding competition in the e-commerce sector in Mexico, including proposed corrective measures on marketplace operators that include Mercado Libre and that, if confirmed, could require us to change certain aspects of some of our business practices in Mexico, including obligations to interoperate with independent logistics companies, which may affect the overall functioning of our logistics service. This preliminary report is the result of a general market study on barriers to competition in the e-commerce market, launched by COFECE in 2022 and will now be taken to a subsequent stage of the process where MercadoLibre, S.A., de C.V., Institución de Fondos de Pago Electrónico and other affected entities may submit their views and additional evidence. The preliminary report and additional submissions will be analyzed by COFECE’s full board of commissioners, in accordance with applicable laws and procedures, and the plenary will issue a final report that is expected to be issued the first half of 2025. The final report may be subject to a special constitutional appeal before a specialized Mexican court, and subsequent judicial decisions may be further appealed and may reach the Mexican Supreme Court. This additional judicial stage may take several years until a final decision is reached. The outcome of these proceedings and the impact that any final corrective measures may have on certain aspects of some of our business practices, is uncertain. We cannot assure you that they will not adversely affect our business, operation results and/or financial conditions.
Private claims have been brought against us, and this may continue to occur in the future, for potential breaches of antitrust or competition law and/or unfair competition. Contractual agreements and/or our business practices with buyers, sellers, or other companies could give rise to regulatory action, antitrust investigations or litigation. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of our management's time and effort, and could result in significant judgments against us.
29 | MercadoLibre, Inc.

Banking, Money Transmission and Domestic or Cross-Border Electronic Funds Transfer
A number of jurisdictions where we operate have enacted legislation regulating money deposits, transmitters, lending activity and/or electronic payments or funds transfers. We are subject to regulation in Brazil, Argentina, Mexico, Chile, Peru, Colombia and Uruguay, that require or would require us to obtain licenses or regulatory authorizations to operate certain services provided by Mercado Pago and that would subject us to additional regulatory requirements. As an authorized or licensed payment services provider, electronic money institution, lender, issuer of credit, debit or prepaid card, acquirer and/or money transmitter in certain jurisdictions where we operate, we are subject to, among other requirements, restrictions with respect to the investment of customer funds, reporting requirements and inspection by regulatory agencies.
Any changes to, or failure to comply with, money services laws or regulations or any tax regulations, or if we engage in an unauthorized banking or financial business, could result in liability, inability to continue doing business with residents of certain countries and changes to our business or regulatory status. Any of these changes could result in making the service less attractive to users, decreasing the speed of trade on the Mercado Libre Marketplace, increasing our financial costs or change our financial model, which would further harm our business and results of operations. Even if we are not required to change our Mercado Pago business, we could be required to obtain licenses or regulatory approvals.
Anti-Money Laundering
We are subject to anti-money laundering laws and regulations that prohibit, among other things, involvement in receiving and/or transferring the proceeds of criminal activities and impose obligations to identify the users and request certain information and documentation that, in certain circumstances, must be shared with regulators or government institutions. Because laws and regulations differ in each of the jurisdictions where we operate, as we roll out and adapt our business in other countries, additional verification and reporting requirements could apply. These regulations’ requirements, as well as any future regulation and any additional restrictions, could raise our costs significantly and reduce the attractiveness of the Company if failure to comply with anti-money laundering laws results in significant criminal and civil lawsuits, penalties, and forfeiture of significant assets.
Sanctions
As a U.S-incorporated entity, MercadoLibre is subject to U.S. sanctions administered by the Office of Foreign Assets Control (“OFAC”). MercadoLibre’s non-U.S. subsidiaries are required to comply not only with local, but also with U.S. sanctions in the same way that MercadoLibre is required to do so. OFAC has the authority to impose civil penalties for violations of U.S. sanctions, and the U.S. Department of Justice is authorized to bring criminal actions against persons that willfully violate U.S. sanctions. Compliance with United Nations sanctions is also mandatory under local law in the jurisdictions where MercadoLibre operates. Failure to comply with local obligations could result in significant criminal and civil penalties, in addition to reputational and operational consequences.
Shipping
A number of jurisdictions where we operate have enacted legislation regulating shipping services. If we fail to comply with shipping services laws or regulations, or if we engage in an unauthorized shipping business, we could be subject to liability, required to cease doing business with residents of certain countries, or to change our business practices or to become a postal entity. Any change to our Mercado Envios business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the Mercado Libre Marketplace, which would further harm our business. Even if we are not required to change our Mercado Envios business practices, we could be required to obtain licenses or regulatory approvals, which could be a very expensive and time consuming process, and we cannot assure that we would be able to obtain them in a timely manner or at all.
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
Our policies prohibit the sale, storage and/or transport of certain items (both on our platform and/or in our fulfillment centers and/or through third party carriers providing services to Mercado Libre) and we have implemented various actions to monitor and remove unlawful goods and services from our marketplace, which we continually work to improve.
However, we are aware that certain goods, such as alcohol, tobacco, firearms, animals, adult material and other goods that may be subject to regulation by local or national authorities of various jurisdictions have been traded by users on the Mercado Libre Marketplace in complete infringement to our policies, bypassing our various security efforts and measures to go undetected. We have at times been—and may continue to be—subject to fines for certain users’ sales of products that have not been approved or infringe laws dictated by the applicable government. We are also aware that certain goods expressly excluded from our shipping services pursuant to our policies were stored in our fulfillment centers and/or delivered through third-party carriers providing services to our users.
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
30 | MercadoLibre, Inc.

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
Intellectual Property Risks
We could face legal and financial liability upon the sale of items that infringe intellectual property rights of third parties and for information and material disseminated through our platforms
We have received in the past, and anticipate that we will receive in the future, complaints alleging that certain items listed or sold through the Mercado Libre Marketplace or Mercado Shops or using Mercado Pago, or delivered by Mercado Envios infringe third-party copyrights, trademarks and/or other IP rights. Content owners and other IP owners have been active in asserting their rights against online companies, including us. Our user policy prohibits any content or sale of goods that may infringe third-party IP rights and we may, proactively, or at the request of any IP owner who enrolls in our notice and takedown mechanism, the Brand Protection Program, remove listings based on violations of our policies, as well as sanction any user who infringes third-party IP rights.
Despite these measures and our efforts to combat IP infringement, we are not able to prevent all misappropriation, violation or infringement of IP rights—and some IP owners may consider our efforts insufficient. Mercado Libre was included on the United States Trade Representative’s Notorious Markets List for 2020 and also on the European Commission’s 2020 Counterfeit and Piracy Watch List. Although we were removed from both watchlists in 2022, and we were not included again since then, we anticipate that we may continue to be nominated or included in these and/or any other similar watchlists. We have also received, and anticipate that we may continue to receive, legal claims from content and IP owners alleging violations of their IP rights and also from users affected by listing takedowns and account restrictions, which could result in substantial monetary damages awards, penalties or costly injunctions against us, as well as adversely affect our reputation. It is also possible that new laws and regulations may be adopted with respect to intermediary liability or mandatory out-of-court procedures to resolve any disputes related to intermediary liability that could have a material adverse effect on our operations.
It is also possible that third parties could bring claims against us for defamation, libel, invasion of privacy, negligence, or other theories based on the nature and content of the materials disseminated through our platforms, particularly by our users. If we are held liable or potentially liable for information carried on or disseminated through our platforms, we may have to pay monetary damages, be subject to enforcement actions, injunctions, fines or penalties, and it may have an adverse impact on our business model, including our level of exposure to liability. Any measures we may need to implement to reduce that exposure may involve spending substantial resources and/or discontinuing certain services, which could have a material adverse effect on our business, results of operations and financial condition. In addition, public attention to liability issues, lawsuits and legislative proposals could have an adverse impact on our business model and reputation, and—consequently—on our business results.
We may not be able to adequately protect and enforce our intellectual property rights. We could potentially face claims alleging that our technologies infringe the property rights of others
Our IP rights are pivotal to our continued growth and success. These rights are safeguarded through a combination of copyright, trademark, patent, trade secret laws, and contractual measures. With the rapid expansion of our business in recent years, we have witnessed a concurrent rise in infringement on our IP rights, notably on social media platforms. This includes issues such as unauthorized domain name registrations, deceptive apps and counterfeit or fraudulent websites. While we have undertaken measures to defend our IP rights, there is no guarantee that these actions, or any future efforts, will effectively deter misappropriation, safeguard against the dilution of our trademarks, or prevent third parties from creating similar or competing technologies.
Our trademark portfolio is owned by MercadoLibre, Inc. and its subsidiaries. There are no material intellectual property assets jointly owned with any third party. The most valuable intellectual property owned by us is the “Mercado” trademark family portfolio, namely, Mercado Libre and Mercado Pago, among others, and related domain names ("TLDs" and "ccTLDs"), as well as our proprietary software.
We pursue the registration of our IP and other intangible assets in each country where we operate. However, we may not have sufficient protection or such protection might not be granted to us by the appropriate regulatory authority in every country where our services are available online. Thus, our ability to protect our brands and our products and services against third-party infringers may be compromised and we could face claims by third-party IP owners. Any claims relating to these issues, whether meritorious or not, could cause us to enter into costly litigation or settlements, potentially including royalty arrangements, awards of monetary damages or orders limiting our ability to sell our products and services. We may also be required to enter into licensing agreements, which may be on terms that are unfavorable to us and some of the licenses may be not be available to us at all. If any of these claims against us are successful, we may also have to modify some of our brand identifiers and/or domain names in certain countries or stop offering certain features, functionalities, products or services in certain jurisdictions. Any of these circumstances could divert the attention of management and adversely affect our business, results of operations and financial situation.
31 | MercadoLibre, Inc.

We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. Though our license agreements contain customary restrictions on our licensees, and we exercise oversight over our licensees’ use of our IP, our licensees may take actions that could affect the value of our proprietary rights or reputation, which could have a material adverse effect on our business, results of operations and financial condition. Further, many of our agreements with our customers and partners, the terms of which often survive termination or expiration of the applicable agreement, require us to defend such parties against certain intellectual property infringement claims and indemnify them for damages and losses arising from certain intellectual property infringement claims against them, which have in the past resulted, and could in the future result, in increased costs for defending such claims or significant damages if there is an adverse ruling in any such claims. These defense costs and indemnity payments could materially and adversely affect our results of operations, financial condition, business and prospects. Such customers and partners may also discontinue the use of our products and services as a result of injunctions or otherwise, which could result in loss of revenue and adversely affect our business.
Our Company extensively utilizes open source software (“OSS”), presenting significant intellectual property challenges. In 2022, we established the OSPO (Open Source Program Office) to oversee OSS compliance, contribute to open source project development, and implement company-wide OSS usage policies. Despite the implementation of OSPO, we cannot guarantee that all of our employees accurately use and integrate OSS tools. As a result, given the high level of OSS consumption in our Company, we cannot guarantee that our use of OSS software will not inadvertently infringe upon third-party intellectual property rights or fully comply with pertinent OSS licenses. In addition, we cannot guarantee that our employees will not disclose any Company software to the open source software community. From time to time, companies that use OSS have faced claims challenging the use of OSS and/or demanding compliance with open source license terms. We could be subject to suits by parties claiming non-compliance with open source licensing terms. Moreover, these licenses may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate, are based on or that link to OSS for no cost, that we make publicly available the source code for any of our proprietary software that we create based upon, or that incorporates, links to or otherwise uses the OSS, or that we license such software under the terms of the particular open source license.
The integration of AI tools into our products and services presents significant IP challenges. Determining IP ownership for AI-generated content remains ambiguous in some jurisdictions, which may potentially lead to infringement claims by third parties. AI tools might also unintentionally access or use third party IP or generate outputs which may contain or be substantially similar to third-party material protected by intellectual property rights, including patents, copyrights or trademarks, heightening our exposure to IP disputes. Using third-party AI tools raises concerns about the origin of content, which may lead to IP infringements that could inadvertently implicate us. Inventions or works of authorship created through the use of AI/ML may be based or rely on, or contain, materials that were used in the training of such AI/ML technologies and which are identical or similar to third-party intellectual property, which could further limit our ability to obtain intellectual property protection in such inventions or works of authorship. In addition, AI tools may access our confidential information, including personal data. Moreover, there is a risk that an employee may input confidential information, including material non-public information, trade secrets or personal identifiable information, into AI/ML applications, resulting in such information becoming accessible by third parties, including our competitors. As AI tools continue to evolve, ensuring protection against IP infringement and avoiding risks related to leaks of confidential information becomes progressively more challenging. Such challenges could also affect our consumers’ and the public’s perception of our Company.
As our Company’s business grows and our reliance on OSS and AI tools increases, the potential risk of facing IP claims becomes more pronounced. Addressing these infringement claims can be costly, time-consuming, and could significantly impact our business, operational results, financial health and reputation.
Cybersecurity and Technology Risks
Any delay or problem with operating or upgrading our existing information technology infrastructure could cause a disruption in our business and adversely impact our financial results
Our ability to operate our business on a day-to-day basis largely depends on the efficient operation of our information technology infrastructure and our cloud providers, the largest of which are Amazon Web Services and Google Cloud Platform. We have been and continue to be susceptible to hacks into our systems or other security breaches by unauthorized third parties. We are also susceptible to errors in connection with any systems upgrade or migration to a different hardware or software system, errors or incidents of our cloud providers, bugs or other problems for any of the software we use, either developed in-house or provided by third parties. Security breaches, financial, regulatory or other developments that might prevent these third parties from providing services to us or our users could harm our business.
Our systems and our information technology infrastructure are vulnerable to damage or interruption from natural or man-made disasters, power loss, computer viruses, telecommunication and other operational failures, ransomware attacks or any other kind of denial of service related attacks, physical or electronic break-ins, sabotage, intentional acts of vandalism, terrorism, public health crises (including pandemics), extreme weather (including as a result of climate change) and similar events. The public cloud providers we use could also decide to close their facilities or be required to suspend the provision of services.
Any steps that we may take to upgrade and improve the stability and efficiency of our information technology may not be sufficient to avoid defects or disruptions in our technology infrastructure, which could cause a disruption in our business and adversely impact our financial results. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. We do not have insurance coverage to compensate for any related losses. Any errors, defects, disruptions, interruptions, delays or cessation of service could result in significant disruptions to our business that could ultimately be more expensive, time consuming and resource-intensive than anticipated. We have experienced and will likely continue to experience defects or disruptions in our technology infrastructure, including system interruptions and delays that make our site and services unavailable or slow to respond for periods of time, which could adversely impact our ability to process transactions on our sites, apps or fulfill shipments, which could reduce our revenue, violate applicable regulations, adversely affect our reputation with or result in the loss of users and negatively impact our financial results.
32 | MercadoLibre, Inc.

We are subject to security breaches, disruption and confidential data theft from our systems, which can adversely affect our reputation and business
A significant risk to our business lies both in the secure transmission of confidential information over public networks and in the continuity of our operations, given our heavy reliance on technology. We rely on encryption, authentication, data protection, infrastructure and application security hardening, monitoring and response measures to safeguard our systems and securely transmit confidential information. However, advances in computing capabilities, new discoveries in cryptography or other unforeseen events may compromise the technology we use to protect customer transaction data. There is no assurance that the security measures we have put in place will be effective in every case, and our response process to incidents may not be adequate, may fail to accurately assess the severity of an incident, may not be fast enough to prevent or limit harm or may fail to sufficiently remediate an incident. Failures and breaches in security could result in a negative impact for us and for our customers, adversely affecting our and our customers’ businesses, assets, revenues, brands and reputations, disrupting our operations and resulting in penalties, fines, litigation, regulatory proceedings, regulatory investigations, remediation efforts, indemnification expenditures, reputational harm, negative publicity, lost revenues and/or other potential liabilities, in each case depending on the nature of the information disclosed.
The techniques employed to gain unauthorized, improper or illegal access to our systems, data, or customers' data—such as disabling or degrading services or sabotaging systems—are constantly evolving. These techniques have become increasingly complex and sophisticated, can be challenging to detect quickly and are often not recognized until actively deployed against a target. While we may not initially assess some of these issues as material and may address them promptly, there is no guarantee that such incidents will not result in significant legal, financial or reputational harm, including government inquiries, enforcement actions, litigation and negative publicity.
Unauthorized parties have, and may continue to, attempt to gain access to our systems or facilities through various means, including hacking into our systems or those of our customers, partners or vendors. They may also attempt to fraudulently induce our employees, customers, partners, vendors or other system users to disclose usernames, passwords, payment card information or other sensitive data. Such information could then be used to access our information technology systems or those of our third-party partners. Our users have been, and will likely continue to be, targeted by fraudulent “spoof” and “phishing” emails that appear to originate from Mercado Libre, Mercado Pago or another user of our services. These emails direct recipients to fake websites operated by malicious actors or falsely claim that a payment was credited by Mercado Pago, requesting that the recipient send a product or confidential information, such as passwords.
Our information technology systems and infrastructure, including our source code, as well as those of third parties with whom we collaborate, have been—and may continue to be—vulnerable to cyberattacks and security breaches. Unauthorized parties may gain access to customers' personal or proprietary information, including credit and debit card data stored on or accessible through these systems. This access could also disrupt our business operations, including financial, e-commerce and logistics services.
Furthermore, our security measures may be compromised due to human error, misconduct, system malfunctions, vulnerabilities or other irregularities. Efforts to address undesirable activities on our platform may also increase the risk of retaliatory attacks.
The laws and regulations relating to personal data are constantly evolving as governments continue to adopt new measures addressing data privacy and processing (including collection, storage, transfer, disposal and use) of personal data. Moreover, the interpretation and application of many existing or recently enacted privacy and data protection laws and regulations are uncertain and fluid, and it is possible that such laws and regulations may be interpreted or applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. Any such new laws or regulations, any changes to existing laws and regulations and any such interpretation or application may affect demand for our products and services, impact our ability to effectively transfer data across borders in support of our business operations or increase the cost of providing our products and services. Additionally, any actual or perceived breach of such laws or regulations, including due to vulnerabilities or data breaches, may subject us to investigations and claims and may lead to administrative, civil or criminal liability, as well as reputational harm to our Company and our employees. We could also be required to fundamentally change our business activities and practices, or modify our products and services, which could have an adverse effect on our business. We expect to allocate significant additional resources to prevent security or privacy breaches and to address issues caused by any breaches. In the event of a personal data breach, we may be required to notify the relevant authorities (including central banks and other regulators overseeing our fintech operations) and/or the affected individuals. Such mandatory disclosures could lead to negative publicity, damage our reputation, devalue our brands and may cause our current and prospective customers to lose confidence in the effectiveness of our data security measures. The use of AI/ML, including potential inadvertent disclosure of confidential information or personal data, could also lead to legal and regulatory investigations and enforcement actions, or may give rise to specific obligations, including required notices, consents and opt-outs, under various data privacy, protection and cybersecurity laws and regulations in a number of jurisdictions.
While we maintain certain insurance policies, we do not carry insurance that reimburses us for losses caused by security breaches. Some of our systems have experienced past security breaches that did not have a material adverse effect on our operating results or reputation. However, there is no assurance that future breaches will have a similar outcome. We cannot guarantee that our security measures will prevent breaches or that the failure to prevent such incidents will not materially affect our business, operations, financial condition or reputation. Moreover, any network or data security breaches involving companies we acquire, our customers, partners or vendors—including service providers—could result in similar negative consequences.
We may not be able to secure licenses for technologies on which we rely
We rely on certain technologies that we license from third parties that supply key database technology, operating systems and specific hardware components for our services. We cannot assure you that these technology licenses will continue to be available to us on commercially reasonable terms, or at all. If we were not able to make use of this technology, we would need to obtain substitute technology that may be of lower quality or performance standards or be obtained at greater cost, which could materially adversely affect our business, results of operations and financial condition. Although we generally have been able to renew or extend the terms of contractual arrangements with these service providers on acceptable terms, we cannot assure you that we will continue to be able to do so in the future.
33 | MercadoLibre, Inc.

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
Our employees in Brazil and some of our employees in Argentina, Mexico, Chile and Uruguay are currently represented by a labor union, and employees in other Latin American countries may eventually become unionized. We may incur increased payroll costs or reduced flexibility under labor regulations if unionization in other countries were to occur, any of which may negatively impact our business. In addition, we could be affected by conflicts between unions which claim representation of our employees that could generate additional payroll costs and labor conflicts.
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
Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls
Most Latin American countries have historically experienced, and may continue to experience in the future, high rates of inflation, which could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations. Brazil, Argentina and Mexico, which together accounted for 95.7% and 95.6% of our net revenues and financial income for 2024 and 2023, respectively, have experienced volatility and significant devaluations in the past. For the year ended December 31, 2024, the inflation rate in Brazil, Argentina and Mexico was 4.8%, 117.8% and 4.2%, respectively. Since July 1, 2018, we have classified our Argentine operations as highly inflationary in accordance with U.S. GAAP, and use the U.S. dollar as the functional currency of our Argentine subsidiaries for purposes of reporting our financial statements. Argentina’s annual inflation rate for the years ended December 31, 2024, 2023 and 2022 was 117.8%, 211.4% and 94.8%, respectively, and Argentina’s official exchange rate against the U.S. dollar increased 27.7%, 356.3% and 72.5%, respectively.
The depreciation of local currencies creates inflationary pressures that may have an adverse effect on our results of operations, including affecting our ability to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures and generally restricting access to the international capital markets. A high inflationary environment could also have negative effects on the level of economic activity, employment and may adversely affect our business and results of operations. On the other hand, the appreciation of local currencies against the U.S. dollar may lead to the deterioration of public accounts and the balance of payments of the countries where we operate, and may reduce export growth in those countries.
34 | MercadoLibre, Inc.

Because we conduct our business outside the U.S. and receive almost all of our revenues in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as our financial results are translated from the applicable local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as has occurred in some years, the translation of these foreign-currency-denominated transactions will result in increased net revenues, operating expenses, and net income. Similarly, our net revenues, operating expenses, and net income will decrease if the U.S. dollar strengthens against the foreign currencies of countries in which we operate. For the year ended December 31, 2024, 54.9% of our net revenues was denominated in Brazilian Real, 22.4% in Mexican Pesos and 18.4% in Argentine Pesos. For the year ended December 31, 2024, Brazil’s exchange rate against the U.S. dollar increased 27.9%. Certain of our subsidiaries may be subject to exchange control regulations that might restrict their ability to convert local currencies into U.S. dollars. Brazilian law provides that whenever there is a serious imbalance in Brazil’s balance of payments or reason to foresee a serious imbalance, the Brazilian government may impose temporary restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil.

In recent years, extensive exchange controls implemented by the Argentine government have controlled and restricted the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. An entity’s authorization request to the CBA to access the official exchange market to make foreign currency payments may be denied depending on the circumstances. As a result of these exchange controls, markets in Argentina have developed trading mechanisms to access U.S. dollars locally or outside Argentina.

Regulations issued by the current Argentine government have partially decreased exchange controls; however, there can be no assurance that the CBA or other government agencies will not subsequently increase controls or restrictions, make modifications to these regulations or establish more severe restrictions on currency exchange, which could affect the ability to make payments to foreign creditors or providers and dividend payments to foreign shareholders. These exchange controls and restrictions have in the past materially adversely affect the business, financial condition and results of operations of our Argentine subsidiaries and their ability to comply with their foreign currency obligations, and could significantly impact our ability to receive cash from our Argentine subsidiaries and our ability to meet our obligations, each of which could have a material adverse effect on our Company.
Our transactions in Latin America may be impacted by the weaknesses of secure payment methods
Consumers and merchants in Latin America can be held fully liable for credit card and other losses due to third-party fraud. As secure methods of payment for digital transactions have not been widely adopted in Latin America, both consumers and merchants generally have a relatively low confidence level in the integrity of these transactions. Unless consumer fraud laws in Latin American countries are modified to protect merchants and consumers, and until secure, integrated online payment processing methods are fully implemented across the region, our ability to generate revenues may be limited, which could have a material adverse effect on our Company. In addition, while banks and other financial institutions in Latin America have generally granted merchants the right to process online transactions, adjustments to the fraud and risk management processes of these banks and financial institutions, including due to concerns about credit card fraud, may negatively impact our payments approval rates.
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
35 | MercadoLibre, Inc.

In the future, we may issue securities in connection with investments and acquisitions. The amount of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding common stock.
We cannot guarantee that any share repurchase program will be fully consummated or will enhance stockholder value, and share repurchases could increase the volatility of our stock prices and diminish our cash reserves
From time to time, we engage in share repurchases of our common stock in accordance with authorizations from our board of directors. Our repurchase programs may not require us to repurchase any specific required dollar amount or number of shares. Further, our repurchases could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading of our stock. As of December 31, 2024, we did not have an active share repurchase program.
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
We conduct annual International Organization for Standardization Information Security Management Systems ("ISMS") Requirements ("ISO/IEC 27001") reviews and Payment Card Industry Data Security Standard ("PCI-DSS") reviews of our payment information security controls with the assistance of an external certified auditor.
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
We also have teams in place to oversee and manage our cybersecurity risk management processes, including: (i) an information security team, organized around our various services and products, responsible for day-to-day cybersecurity matters related to the respective services and products; (ii) a risk committee that is comprised of members of management and oversees the Company’s financial and non-financial risks, including cybersecurity risks, as described in more detail below under the heading “Governance”; and (iii) internal local, corporate and strategic crisis management teams that form part of our crisis management framework.
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
36 | MercadoLibre, Inc.

Governance
Management
The cybersecurity risk management processes described above are managed by our Cybersecurity VP under the supervision of the risk committee. The Audit Committee of the board of directors provides additional oversight as needed. Our risk committee is comprised of the Chief Financial Officer, Commerce President, Fintech President and the Heads of Corporate Affairs, Risk & Compliance, Data Privacy, Information Security, AML & Sanctions, Legal & Government Relations, Commerce Product Development, Fintech Product Development and IT Infrastructure. The primary purpose of the risk committee is to assist management and the board, either directly or indirectly through the board’s Audit Committee, with their oversight of the Company’s financial and non-financial risks, including cybersecurity risks. Our Cybersecurity VP and certain other members of our risk committee are skilled in technology, security and/or risk and compliance. Our Cybersecurity VP is a certified information systems security professional and has considerable experience in the field of information security, fraud and prevention.
As part of our cybersecurity risk management processes, our Cybersecurity VP presents security risk matters to the risk committee on an as-necessary basis and to the Audit Committee annually and on an as-necessary basis. The risk committee also meets quarterly and presents to management the status, evolution and main indicators of each principal security risk, although information security may not be deemed a risk in each particular quarter. In the event of a critical cybersecurity incident, the Company’s crisis management framework activates the cross-functional crisis management team, which, depending on the circumstances, is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Commerce President, Fintech President, Corporate Affairs Executive VP, Marketing Executive VP and the Cybersecurity VP. This group works with the incident response team to help to evaluate, contain, eradicate and, if necessary, recover from the incident.
The Company’s cybersecurity processes are formally evaluated by the Cybersecurity VP on an annual basis, which includes updating the Company’s cybersecurity policy, security risk management policy and methodology, and classification of information.
Board of directors
The Audit Committee is primarily responsible for the oversight of cybersecurity risks and threats. To fulfill this responsibility, the Audit Committee, assisted, as appropriate, by the risk committee, oversees the risk management framework, including risk assessment and risk management policies and procedures established by management to identify, evaluate, measure and manage existing and potential cybersecurity risks faced by the Company. Annually and on an as-necessary basis, individual members of management and/or of the risk committee provide presentations to the Audit Committee regarding cybersecurity matters, including any material risks. These presentations include information regarding cybersecurity risks, the evolution of those risks and initiatives to optimize and improve the processes of cybersecurity. Further, in the event of a specific cybersecurity incident, these presentations include information about the relevant security incident, such as incident status, informed stakeholders and remediation plans.
ITEM 2. PROPERTIES
We lease facilities in different countries of Latin America that are used for administrative, marketing, product development and shipping activities purposes. All of our offices are occupied under lease agreements, except for three of our Argentine offices and the Venezuelan offices that are owned by the Company. The leases for our facilities provide for renewal options and after expiration, we can renegotiate the leases with our current landlords, or move to another location. From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.
For Mercado Envios, we operate fulfillment, cross docking and service centers in multiple locations in Argentina, Brazil, Mexico, Chile, Colombia and Uruguay.
Our headquarters are located in Montevideo, Uruguay. Our data centers are located in Virginia, United States, and occupy approximately 45 square meters. As of December 31, 2024, our owned and leased facilities (excluding data centers) provided us with square meters as follows:

	Argentina	Brazil	Mexico	Others	Total
Owned facilities (1)	5,766	—	—	880	6,646
Leased facilities	103,699	1,721,362	1,350,233	91,279	3,266,573
Managed by Third Parties (2)	85,761	733,708	—	140,351	959,820
Total facilities	195,226	2,455,070	1,350,233	232,510	4,233,039
(1) Includes offices in Venezuela.
(2) Includes properties that are leased by the Company and managed by third parties.
ITEM 3. LEGAL PROCEEDINGS
Please refer to Item 8 of Part II, Financial Statements and Supplementary Data—Note 16 – Commitments and Contingencies—Litigation and Other Legal Matters.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
37 | MercadoLibre, Inc.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information for Common Stock
Shares of our common stock, par value $0.001 per share, trade on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “MELI”.
Holders of record
As of January 31, 2025, we had 198 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by us during the year ended December 31, 2024.
Dividend Policy
After reviewing the Company’s capital allocation process, the board of directors has concluded that it has multiple investment opportunities that can generate greater return to shareholders through investing capital into the business over a dividend policy. Consequently, the board of directors suspended the payment of dividend to shareholders as from the first quarter of 2018.
Equity Compensation Plan Information
Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2024 is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
October, 2024	—	—	—	—
November, 2024	—	—	—	—
December, 2024	—	—	—	—

38 | MercadoLibre, Inc.

Stock Performance Graph
The graph below shows the total stockholder return of an investment of $100 on December 31, 2019 through December 31, 2024 for (i) our common stock; (ii) the Nasdaq Composite Index; (iii) the S&P 500 Index; and (iv) the Dow Jones Industrial Average Index. Stock price performance shown in the graph below is not indicative of future stock price performance:
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
■a discussion of our principal trends and results of operations for the years ended December 31, 2024, 2023 and 2022;
■a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
■a discussion of our liquidity and capital resources and a discussion of our capital expenditures;
■a description of our key performance indicators; and
39 | MercadoLibre, Inc.

■a description of our non-GAAP financial measures.
For discussion on results from 2023 compared to 2022, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.
Certain monetary amounts included elsewhere in this document have been subject to rounding adjustments. Accordingly, figures shown as totals and percentages in certain tables may not be the arithmetic aggregation of the figures that precede them.
Business Overview
We are the largest online commerce and fintech ecosystem in Latin America based on unique visitors and orders processed, and our fintech platform is the leader in MAUs amongst fintech companies in Argentina, Chile and Mexico, and the second largest in Brazil. Mercado Libre's e-commerce platform is present in 18 countries (Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay, Venezuela, Bolivia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Honduras, Nicaragua, Panama, Paraguay and El Salvador) and our fintech platform, Mercado Pago, is present in 8 countries (Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay and Ecuador). Our ecosystem provides consumers and merchants with a complete portfolio of services to enable buying and selling online and the processing of payments online and offline, as well as offering a wide array of simple day-to-day financial services.
We offer our users an ecosystem of integrated e-commerce and digital financial services, which includes: the Mercado Libre Marketplace, the Mercado Pago fintech platform, the Mercado Envios logistics service, the Mercado Ads solution and the Mercado Libre Classifieds service.
Our e-commerce platform provides buyers and sellers with a robust and safe environment that fosters the development of a large e-commerce community in Latin America, a region with a population of over 650 million people where penetration of e-commerce over total retail significantly lags benchmarks such as the United States of America ("U.S."), the U.K. and China. We believe that we offer world-class technological and commercial solutions that address the distinctive cultural and geographic challenges of operating a digital commerce platform in Latin America.
The Mercado Libre Marketplace is a user-friendly online commerce platform that can be accessed through our mobile app or website. Third-party sellers ("3P") account for most of the GMV transacted on the Marketplace. We complement this by selling directly to consumers on a first-party basis ("1P") in selected categories where we can enhance price competitiveness and assortment; this accounts for less than 10% of GMV. The Marketplace has an extensive assortment of products, with a wide range of categories including consumer electronics, apparel and beauty, home goods, automotive accessories, toys, books and entertainment and consumer packaged goods. We also have a selection of international products available, primarily from sellers in China and the U.S., through our cross-border trade (“CBT”) operations. Our users can also list vehicles, properties and services they are looking to sell via Mercado Libre Classifieds. These listings differ from our Marketplace listings because we charge placing fees only, not final value fees.
Mercado Envios is a logistics solution that is one of the value-added services that we offer to our sellers and buyers on our platform. The logistics services we offer are an integral and crucial part of our value proposition as they reduce friction between buyers and sellers, allow us to have greater control over the full user experience and enable faster deliveries at a more competitive cost than would otherwise be available with third-party carriers. Sellers that use Mercado Envios are eligible to access shipping subsidies that enable free or discounted shipping for consumers that buy sellers' goods on our Marketplace. Our logistics network is built around fulfillment centers (which accounts for more than half of shipments), where sellers place their inventory in our warehouses, and cross-docking, where we collect items sold from sellers directly or via a network of thousands of partner stores ("MELI Places") where sellers drop off sold items that need to be fed into our logistics network. MELI Places are also enabled for pick up of items purchased and processing of returns. Our transportation network includes dedicated aircraft, trucks and thousands of last-mile delivery vans, the vast majority of which are owned and operated by our third-party carriers.
Our advertising platform, Mercado Ads, is another value-added service that we offer to sellers on our platform and brands both on- and off-platform. The platform enables sellers and brands to access the millions of consumers that browse and purchase on our Marketplace, as well as the first-party data that all of these engagements generate. This enables advertisers to target highly granular audiences. The products we offer are Product Ads (sponsored listings), Brands Ads (product carrousels), Display Ads (banners) and Video Ads, the last two of which we are able to offer inventory off-platform as well as on our own Marketplace and fintech platform.
Mercado Shops is a service we offer to sellers to complement their business on our Marketplace. It is a digital storefront solution that allows sellers to set up, manage and promote their own digital stores, whilst using Mercado Libre's logistics, advertising and payments services. In January 2025, we announced the migration of Mercado Shops to "Mi Página," which offers similar functionalities but is fully embedded within our Marketplace (without an external storefront). Mercado Shops will be discontinued as of December 31, 2025.
Mercado Pago was initially designed to facilitate transactions on Mercado Libre’s Marketplace by providing a mechanism that allowed our users to securely, easily and promptly send and receive payments. This brought trust to the merchant-consumer relationship. In the countries in which Mercado Pago operates, it processes and settles all transactions on our Marketplace.
Beyond facilitating Marketplace transactions, over the years we have expanded our array of Mercado Pago services to third parties outside Mercado Libre’s Marketplace. We began first by satisfying the growing demand for online-based payment solutions by providing merchants the necessary digital payment infrastructure for e-commerce to flourish in Latin America.
Our lending solution is available in Argentina, Brazil, Mexico and Chile. We offer credits mostly to merchants and consumers that already form part of our user base, many of whom have historically been underserved or overlooked by financial institutions and therefore suffer from a lack of access to credit. Facilitating credit is a key service overlay that enables us to further strengthen the engagement and lock-in rate of our users, while also generating additional touchpoints and incentives to use Mercado Pago as an end-to-end financial solution.
40 | MercadoLibre, Inc.

Our asset management product, which is available in Argentina, Brazil, Mexico and Chile, is a critical pillar of our financial services offering that enables us to compete with large banks. This product offers remuneration on balances held in the Mercado Pago digital account that is greater than traditional checking and savings accounts. This enables our users to earn a return with funds remaining available for withdrawal or to make payments without their funds being tied up in a time deposit.
As an extension of our asset management and savings solutions for users, we launched a digital assets feature as part of the Mercado Pago account in Brazil, Mexico and Chile, in 2021, 2022 and 2023, respectively. This service allows our millions of users to purchase, hold and sell selected digital assets through our interface without leaving the Mercado Pago application, while a partner acts as the custodian and offers the blockchain infrastructure platform. This feature is available for all users through their Mercado Pago account. In 2024, in Brazil and Mexico we launched "Meli Dólar", a stablecoin that is pegged to the US dollar. Members of our loyalty program receive their cashback in Meli Dólar and all Mercado Pago users can buy, hold and sell the stablecoin without any fees.

Reporting Segments and Geographic Information
Our segment reporting is based on geography, which is the criterion our Management currently uses to evaluate our segment performance. Our geographic segments are Brazil, Mexico, Argentina and Other Countries (including Chile, Colombia, Costa Rica, Ecuador, Peru, Uruguay and the U.S.). Although we discuss long-term trends in our business, it is our policy not to provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our Company and believe focusing on short-term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our Company, which could reduce the value of our common stock or permit competitors with short-term tactics to grow more rapidly than us. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock.
The following table sets forth the percentage of our consolidated net revenues and financial income by segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(% of total consolidated net revenues and financial income)	2024	2023 (1)	2022 (1)
Brazil	54.9%	51.8%	53.8%
Mexico	22.4	20.3	17.6
Argentina	18.4	23.5	23.9
Other countries	4.3	4.4	4.7
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior years results to our audited consolidated financial statements for further details.
The following table summarizes the changes in our net revenues and financial income by segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,		Change from 2023 to 2024		Year Ended December 31,		Change from 2022 to 2023
	2024	2023 (1)	in Dollars	in %	2023 (1)	2022 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Brazil	$11,406	$7,821	$3,585	45.8%	$7,821	$5,798	$2,023	34.9%
Mexico	4,664	3,071	1,593	51.9	3,071	1,893	1,178	62.2
Argentina (2)	3,818	3,550	268	7.5	3,550	2,575	975	37.9
Other countries	889	665	224	33.7	665	514	151	29.4
Total net revenues and financial income	$20,777	$15,107	$5,670	37.5%	$15,107	$10,780	$4,327	40.1%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior years results to our audited consolidated financial statements for further details.
(2) For the year ended December 31, 2024, the main driver of Argentina’s net revenues and financial income deceleration growth is partially explained by the average inter-annual increase of Argentina’s official exchange rate against U.S. dollar during the first half of 2024 of 308.4% partially offset by an average inter-annual inflation rate in our Argentine segment of 275.9%, for the same period.
41 | MercadoLibre, Inc.

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
Allowance for doubtful accounts
For loans receivable that share similar risk characteristics such as product type, country, unpaid installments, days delinquent, and other relevant factors, we estimate the lifetime expected credit loss allowance based on a collective assessment. The same methodology is applied for the measurement of the current expected credit losses (“CECL”) for the exposure to off balance sheet unused agreed loan commitment on credit cards portfolio. The lifetime expected credit losses is determined by applying probability of default and loss given default models to monthly projected exposures, then discounting these cash flows to present value using the portfolio’s loans interest rate, estimated as a weighted average of the original effective interest rate of all the loans that conform to the portfolio segment. The probability of default is an estimation of the likelihood that a loan receivable will default over a given time horizon. For most of the products, probability of default models (“PDs”) are estimated using a survival methodology; these PDs are constructed using individual default information through time, taking into account the expected future delinquency rate (forward-looking models) using three probability-weighted macroeconomic scenarios (base, optimistic and pessimistic) following the increased complexity and possible outcomes of the global, regional and domestic macroeconomic performance, so that the models include macroeconomic outlook or projections and recent performance. With this model, we estimate marginal monthly default probabilities for each delinquency bucket, type of product and country. Each marginal monthly probability of default represents a different possible scenario of default. However, for new products with limited historical information such as asset-backed loans, we use a work-out approach for the estimation of the PD. The exposure at default is equal to the receivables’ expected outstanding principal, interest and other allowable balances. We estimate the exposure at default that the portfolio of loans would have in each possible moment of default, meaning for each possible scenario mentioned above. For credit cards loans we estimate an amortization scheme based on historical information. Also, for Brazil credit cards loans, we use, as applicable, a one month credit conversion factor (“CCF”) estimated according to terms and conditions, considering the increase in the volume of credit cards portfolio. The loss given default (“LGD”) is the percentage of the exposure at default that is not recoverable. The LGD is estimated using work-out and Chainladder approaches. This percentage depends on days past due, type of product and country, and is estimated by measuring an average of historical recovery rates from defaulted credits. For asset-backed products, since there is almost no information to apply either a work-out or Chainladder approach, we use the Basel III guidelines for credit risk management. The measurement of the CECL is based on probability-weighted scenarios (probability of default for each month), in view of past events, current conditions and adjustments to reflect the reasonable and supportable forecast of future economic conditions. Considering a hypothetical increase in the probability of default of 10%, we would have recognized an increase in our allowance for doubtful accounts for loans receivable and off-balance sheet unused agreed loan commitment on credit cards portfolio of approximately $61 million.
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
From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain legal proceedings as discussed in “Item 3—Legal Proceedings,” and in Note 16 – Commitments and Contingencies to our audited consolidated financial statements. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves accordingly. However, even if successful, our defense could be costly and could divert Management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay material damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.
42 | MercadoLibre, Inc.

Income taxes
We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheets. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. As far we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income tax expense” line in our consolidated statements of income. Please refer to Note 2 – Summary of significant accounting policies and Note 15 – Income taxes to our audited consolidated financial statements for additional information regarding income tax.
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
Commerce revenues are mainly generated from:
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
Fintech revenues are attributable to:
■commissions representing a percentage of the payment volume processed that are charged to sellers in connection with off-Marketplace platform transactions;
■commissions from additional fees we charge when a buyer elects to pay in installments through our Mercado Pago platform, for transactions that occur either on or off our Marketplace platform;
■interest, cash advances and fees from credit cards, merchant and consumer loans granted under our lending solution;
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
■revenues from insurtech fees;
■commissions from additional fees we charge when our sellers elect to withdraw cash; and
■fees from other ancillary services.
Although we also process payments on the Marketplace, we do not charge sellers an added commission for this service, as it is already included in the Marketplace final value fee that we charge.
43 | MercadoLibre, Inc.

Our Mercado Libre Marketplace is available in 18 countries (Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay, Venezuela, Bolivia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Honduras, Nicaragua, Panama, Paraguay and El Salvador) and our fintech platform, Mercado Pago, is present in 8 countries (Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay and Ecuador).
The functional currency for each country’s operations is the country’s local currency, except for Argentina, where the functional currency is the U.S. dollar due to Argentina’s status as a highly inflationary economy. Our net revenues and financial income are generated in multiple foreign currencies and then translated into U.S. dollars at the average monthly exchange rate. Please refer to Note 2 – Summary of significant accounting policies to our audited consolidated financial statements for further detail on foreign currency translation.
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the years ended December 31, 2024, 2023 and 2022, no single customer accounted for more than 5.0% of our net revenues and financial income.
Our net revenues and financial income grew during the year 2024, boosted by an increase in the share of shipping services where we act as principal, as opposed to agent, the growth of our gross merchandise volume, our lending solution originations and our total payment volume.
The following table summarizes our consolidated net revenues and financial income for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,		Change from 2023 to 2024		Year Ended December 31,		Change from 2022 to 2023
	2024	2023 (1)	in Dollars	in %	2023 (1)	2022 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Net revenues and financial income	$20,777	$15,107	$5,670	37.5%	$15,107	$10,780	$4,327	40.1%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior years results to our audited consolidated financial statements for further details.
The following table summarizes our consolidated net revenues and financial income by revenue stream and geographic segment for the years ended December 31, 2024, 2023 and 2022:

Consolidated net revenues and financial income	Year Ended December 31,		Change from 2023 to 2024		Year Ended December 31,		Change from 2022 to 2023
	2024	2023 (1)	in Dollars	in %	2023 (1)	2022 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Brazil
Commerce	$7,038	$4,512	$2,526	56.0%	$4,512	$3,072	$1,440	46.9%
Fintech	4,368	3,309	1,059	32.0	3,309	2,726	583	21.4
	11,406	7,821	3,585	45.8	7,821	5,798	2,023	34.9
Mexico
Commerce	3,072	1,979	1,093	55.2	1,979	1,282	697	54.4
Fintech	1,592	1,092	500	45.8	1,092	611	481	78.7
	4,664	3,071	1,593	51.9	3,071	1,893	1,178	62.2
Argentina
Commerce	1,407	1,261	146	11.6	1,261	1,085	176	16.2
Fintech	2,411	2,289	122	5.3	2,289	1,490	799	53.6
	3,818	3,550	268	7.5	3,550	2,575	975	37.9
Other countries
Commerce	642	449	193	43.0	449	369	80	21.7
Fintech	247	216	31	14.4	216	145	71	49.0
	889	665	224	33.7	665	514	151	29.4
Consolidated
Commerce	12,159	8,201	3,958	48.3	8,201	5,808	2,393	41.2
Fintech	8,618	6,906	1,712	24.8	6,906	4,972	1,934	38.9
Total	$20,777	$15,107	$5,670	37.5%	$15,107	$10,780	$4,327	40.1%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior years results to our audited consolidated financial statements for further details.
44 | MercadoLibre, Inc.

See Note 10 – Segments of our audited consolidated financial statements for further information regarding our net revenues and financial income disaggregated by similar products and services for the years ended December 31, 2024, 2023 and 2022.
Our Commerce revenues grew $3,958 million, or 48.3%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This increase in Commerce revenues was primarily attributable to:
■(i) an increase of $3,322 million in Commerce services revenues mainly related to a 15.0% increase in gross merchandise volume and (ii) higher flat fee contributions for low gross merchandise volume transactions. Shipping carrier costs, which are netted against revenues, decreased $1,441 million, from $2,462 million for the year ended December 31, 2023 to $1,021 million for the year ended December 31, 2024, mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent; and
■an increase of $636 million in our revenues from Commerce products sales, mainly in Brazil and Mexico.
Our Fintech revenues grew 24.8%, from $6,906 million for the year ended December 31, 2023, to $8,618 million for the year ended December 31, 2024. This increase is mainly generated by:
■an increase of $645 million in our revenues from Financial services and income, mainly related to a 34.0% increase in our total payment volume, partially offset by a decrease of financial income as a result of lower interest rates mainly in Argentina; and
■an increase of $1,054 million in our Credits revenues, mainly as a consequence of higher originations.
Brazil
Commerce revenues in Brazil increased 56.0% in the year ended December 31, 2024 as compared to 2023. This increase was generated by an increase of $2,040 million in our Commerce services revenues mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, and an increase of $486 million in our revenues from Commerce products sales. Fintech revenues grew by 32.0%, a $1,059 million increase, during the year ended December 31, 2024 as compared to 2023, mainly driven by an increase of $767 million in our Credits revenues and an increase of $280 million in our revenues from Financial services and income.
Net revenues growth during the year ended December 31, 2024, as compared to 2023, was offset by the average increase of Brazil’s exchange rate against U.S. dollar of 7.9%.
Mexico
Commerce revenues in Mexico increased 55.2% in the year ended December 31, 2024 as compared to 2023. This increase was generated by an increase of $955 million in our Commerce services revenues mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, and an increase of $138 million in our revenues from Commerce products sales. Fintech revenues grew 45.8%, a $500 million increase, during the year ended December 31, 2024 as compared to 2023, mainly driven by an increase of $310 million in our Credits revenues and an increase of $184 million in our revenues from Financial services and income.
Argentina
The main driver of Argentina’s net revenues and financial income deceleration growth is partially explained by the average inter-annual increase of Argentina’s official exchange rate against U.S. dollar during the first half of 2024 of 308.4% partially offset by an average inter-annual inflation rate in our Argentine segment of 275.9% for the same period. During the second half of 2024, the effect is partially offset as the average inter-annual inflation rate in our Argentine segment was 197.7% and the increase of Argentina’s official exchange rate against U.S. dollar was 172.7%.
Commerce revenues in Argentina increased 11.6% in the year ended December 31, 2024, as compared to 2023. This increase was generated by an increase of $171 million in our Commerce services revenues, partially offset by a decrease of $25 million in our revenues from Commerce products sales. Fintech revenues grew 5.3%, a $122 million increase, during the year ended December 31, 2024 as compared to 2023, mainly driven by an increase of $146 million in our revenues from Financial services and income, partially offset by a decrease of $25 million in our Credits revenues.
45 | MercadoLibre, Inc.

The following table sets forth our total net revenues and financial income and the sequential quarterly growth of these net revenues and financial income for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except percentages)
2024
Net revenues and financial income	$4,333	$5,073	$5,312	$6,059
Percent change from prior quarter	(2%)	17%	5%	14%
2023 (1)
Net revenues and financial income	$3,186	$3,585	$3,927	$4,409
Percent change from prior quarter	2%	13%	10%	12%
2022 (1)
Net revenues and financial income	$2,277	$2,638	$2,753	$3,112
Percent change from prior quarter	5%	16%	4%	13%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior years results to our audited consolidated financial statements for further details.
The following table sets forth the growth in net revenues and financial income in local currencies, for the years ended December 31, 2024 and 2023 as compared to the same periods in 2023 and 2022, respectively:

	Changes from
(% of revenue growth in Local Currency)	2023 to 2024 (1)	2022 to 2023 (2)
Brazil	58.5%	30.2%
Mexico	58.7	42.7
Argentina (3)	244.0	202.1
Other countries	44.1	26.1
Total consolidated	101.5%	73.2%
(1) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2023 and applying them to the corresponding months in 2024, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next. See also the “Non-GAAP Measures of Financial Performance” section for details on FX neutral measures.
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
(3) For the year ended December 31, 2024, 2023 and 2022, the average inter-annual inflation rate in our Argentine segment was 236.8%, 127.9% and 70.7%, respectively. See also "Item 1A. Risk Factors - Risks related to doing business in Latin America - Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls".
46 | MercadoLibre, Inc.

Cost of net revenues and financial expenses
Cost of net revenues and financial expenses primarily includes shipping operation costs (including warehousing costs), carrier and other operating costs, cost of goods sold, collection fees, sales taxes, funding costs related to our lending solution and Mercado Pago business, fraud prevention expenses, hosting and site operation fees, certain tax withholding related to export duties, compensation for customer support personnel and depreciation and amortization. The following table presents cost of net revenues and financial expenses for the years indicated:

	Year Ended December 31,		Change from 2023 to 2024		Year Ended December 31,		Change from 2022 to 2023
	2024	2023 (1)	in Dollars	in %	2023 (1)	2022 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Cost of net revenues and financial expenses	$11,200	$7,517	$3,683	49.0%	$7,517	$5,582	$1,935	34.7%
As a percentage of net revenues and financial income	53.9%	49.8%			49.8%	51.8%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior years results to our audited consolidated financial statements for further details.
For the year ended December 31, 2024 as compared to the year ended December 31, 2023, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $2,542 million increase in shipping operating and carrier costs mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent; ii) $474 million increase in cost of sales of goods mainly in Brazil and Mexico, partially offset by a decrease in Argentina; iii) $341 million increase in collection fees, which was mainly attributable to our Brazilian and Mexican operations as a result of growth of total payment volume of Mercado Pago in those countries; iv) $202 million increase in sales taxes; and v) $109 million increase in hosting and site operation fees.
Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues, which are classified as a cost of net revenues and financial expenses. These taxes represented 6.6%, 7.7% and 7.5% of net revenues and financial income for the years ended December 31, 2024, 2023 and 2022, respectively.
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
For the years ended December 31, 2024 and 2023, our gross profit margins were 46.1% and 50.2%, respectively. The decrease in our gross profit margin resulted primarily from an increase in our shipping operating and carrier costs, as a percentage of net revenues and financial income mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, partially offset by a decrease of our other fintech costs, sales taxes and collection fees, as a percentage of net revenues and financial income.
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

	Year Ended December 31,		Change from 2023 to 2024		Year Ended December 31,		Change from 2022 to 2023
	2024	2023	in Dollars	in %	2023	2022	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Product and technology development	$1,934	$1,831	$103	5.6%	$1,831	$1,099	$732	66.6%
As a percentage of net revenues and financial income	9.3%	12.1%			12.1%	10.2%
47 | MercadoLibre, Inc.

For the year ended December 31, 2024, the increase in product and technology development expenses as compared to the year ended December 31, 2023, was primarily attributable to a: i) $181 million increase in salaries and wages mainly related to the increase of 17% in our product and technology development headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; and ii) $37 million increase in depreciation and amortization expenses mainly related to capitalized information and technology assets. This increase was partially offset by a $148 million decrease in other product and technology development expenses mainly related to a one-off charge recorded during the year ended December 31, 2023, due to the risk of losing the case became probable in certain disputed amounts regarding withholding income tax contingencies in Brazil, partially offset by higher tax withholding in connection with intercompany export services billing duties.
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
The following table presents sales and marketing expenses for the years indicated:

	Year Ended December 31,		Change from 2023 to 2024		Year Ended December 31,		Change from 2022 to 2023
	2024	2023	in Dollars	in %	2023	2022	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Sales and marketing	$2,191	$1,736	$455	26.2%	$1,736	$1,296	$440	34.0%
As a percentage of net revenues and financial income	10.5%	11.5%			11.5%	12.0%
For the year ended December 31, 2024, the increase in sales and marketing expenses as compared to the year ended December 31, 2023 was primarily attributable to a: i) $266 million increase in online and offline marketing expenses mainly in Brazil and Mexico; ii) $57 million increase in chargebacks; iii) $55 million increase in our buyer protection program expense; and iv) $38 million increase in salaries and wages mainly related to the increase of 15% in our sales and marketing headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price.
Provision for doubtful accounts
Provision for doubtful accounts consists of the current expected credit losses on our financial assets, mainly loans receivable. The following table presents provision for doubtful accounts expenses for the years indicated:

	Year Ended December 31,		Change from 2023 to 2024		Year Ended December 31,		Change from 2022 to 2023
	2024	2023	in Dollars	in %	2023	2022	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Provision for doubtful accounts	$1,858	$1,050	$808	77.0%	$1,050	$1,073	$(23)	(2.1)%
As a percentage of net revenues and financial income	8.9%	7.0%			7.0%	10.0%
For the year ended December 31, 2024, as compared to the year ended December 31, 2023, the provision for doubtful accounts increased by $808 million mainly due to the increase in originations growth at 75% (mainly related to the credit card), resulting in an increase in the average balance of the loans receivable portfolio of 62.8%.
48 | MercadoLibre, Inc.

General and administrative expenses
Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation of non-employee directors, long term retention program compensation, expenses for legal, audit and other professional services, contingencies, insurance expenses, office space rental expenses, changes in the fair value (for the years ended December 31, 2024 and 2023) and impairment (for the year ended December 31, 2022) of digital assets, travel and business expenses, as well as depreciation and amortization expenses. Our general and administrative expenses include the costs of the following areas: general management, finance, treasury, internal audit, administration, accounting, tax, legal and human resources. The following table presents general and administrative expenses for the years indicated:

	Year Ended December 31,		Change from 2023 to 2024		Year Ended December 31,		Change from 2022 to 2023
	2024	2023	in Dollars	in %	2023	2022	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
General and administrative	$963	$766	$197	25.7%	$766	$661	$105	15.9%
As a percentage of net revenues and financial income	4.6%	5.1%			5.1%	6.1%
For the year ended December 31, 2024, the increase in general and administrative expenses as compared to the year ended December 31, 2023 was primarily attributable to a: i) $72 million increase in contingencies; ii) $61 million increase in salaries and wages, mainly related to the increase of 17% in general and administrative headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; and iii) $33 million increase in other general and administrative expenses mainly related to higher tax withholding in connection with intercompany export services billing duties.
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
For the year ended December 31, 2024, as compared to the year ended December 31, 2023, our operating margin decreased from a margin of 14.6% to a margin of 12.7%. This decrease was mainly explained by an increase in cost of net revenues and financial expenses as a percentage of net revenues and financial income, mainly due to an increase in the share of shipping services where we act as principal as opposed to agent, and provision of doubtful accounts, as a percentage of net revenues and financial income. This was partially offset by a decrease in product and technology development expenses as a percentage of net revenues and financial income, mainly related to the one-off charge recorded in 2023, because the risk of losing the case became probable in certain disputed amounts regarding withholding income tax contingencies in Brazil.
Other income (expenses), net
Other income (expenses), net consists primarily of interest income derived from our investments and cash equivalents and, interest expense and other financial charges related to financial liabilities not related to Mercado Pago’s operations, and foreign currency gains or losses. The following table presents Other income (expenses), net for the years indicated:

	Year Ended December 31,		Change from 2023 to 2024		Year Ended December 31,		Change from 2022 to 2023
	2024	2023 (1)	in Dollars	in %	2023 (1)	2022 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Other income (expenses), net	$(199)	$(654)	$455	(69.6)%	$(654)	$(289)	$(365)	126.3%
As a percentage of net revenues and financial income	-1.0%	-4.3%			-4.3%	-2.7%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior years results to our audited consolidated financial statements for further details.

49 | MercadoLibre, Inc.

For the year ended December 31, 2024, the decrease in other income (expense), net as compared to the year ended December 31, 2023 was primarily attributable to lower foreign exchange losses of $334 million due to acquisitions of financial instruments in the Argentine market at a price that reflects an additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate, and due to lower foreign exchange losses from our Argentine subsidiaries. This was partially offset by higher foreign exchange losses from our Brazilian and Mexican subsidiaries.
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
The following table summarizes the composition of our income taxes for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Current:
U.S.	$64	$41	$12
Non-U.S.	700	812	383
	764	853	395
Deferred:
U.S.	17	36	55
Non-U.S.	(260)	(320)	(152)
	(243)	(284)	(97)
Income tax expense	$521	$569	$298
The following table presents income tax expense for the years indicated:

	Year Ended December 31,		Change from 2023 to 2024		Year Ended December 31,		Change from 2022 to 2023
	2024	2023	in Dollars	in %	2023	2022	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Income tax expense	$521	$569	$(48)	(8.4)%	$569	$298	$271	90.9%
As a percentage of net revenues and financial income	2.5%	3.8%			3.8%	2.8%
During the year ended December 31, 2024 as compared to the year ended December 31, 2023, income tax expense decreased mainly as a result of lower taxable income in Argentina during 2024 primarily driven by lower non-deductible expenses. This decrease was partially offset by i) higher income tax expense in Mexico in 2024 mainly driven by the income tax gains recognized in Mexico during 2023 as a result of the reversal of the valuation allowance in one of our Mexican subsidiaries (please see Note 15 – Income taxes of our audited consolidated financial statements for further information regarding this valuation allowance reversal) and ii) higher income tax expense due to withholding tax on intercompany dividends.
Our effective tax rate is defined as income tax expense as a percentage of net income before income tax expense.
The following table summarizes the changes in our effective tax rate for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Effective tax rate	21.4%	36.6%	38.2%
50 | MercadoLibre, Inc.

Our effective tax rate for the year ended December 31, 2024 as compared to 2023, decreased largely as a result of i) no foreign exchange losses recognition during the year related to the acquisition of our own common stock in the Argentine market, which was considered as a non-deductible expense (please see Note 24 – Share repurchase program for further information); and (ii) lower taxable foreign exchange gains accounted for in Argentina for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, the Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country. This decrease was partially offset by lower reversal of the valuation allowance in the year 2024 as compared to 2023 (please see Note 15 – Income taxes of our audited consolidated financial statements for further information regarding this valuation allowances reversal).
Deferred Income Tax
The following table summarizes the composition of our deferred tax assets, before the valuation allowance, as of December 31, 2024 and 2023:

	December 31,		December 31,
Deferred tax assets	2024	in %	2023	in %
	(In millions, except percentages)		(In millions, except percentages)
Brazil	$472	32.7%	$386	34.6%
Argentina	56	3.9	36	3.2
Mexico	314	21.8	335	30.0
U.S.	545	37.8	308	27.6
Other countries	56	3.8	50	4.6
Total	$1,443	100.0%	$1,115	100.0%
As of December 31, 2024 and 2023 our deferred tax assets, were comprised mainly of i) U.S. foreign tax credits representing 36.6% and 27.3% of our total deferred tax assets, respectively; ii) allowance for doubtful accounts representing 25.7% and 21.0% of our total deferred tax assets, respectively; and (iii) provisions representing 21.4% and 24.7% of our total deferred tax assets, respectively.
The following table summarizes the composition of our deferred tax assets from loss carryforwards as of December 31, 2024 and 2023:

	December 31,		December 31,
Loss carryforwards	2024	in %	2023	in %
	(In millions, except percentages)		(In millions, except percentages)
Mexico	$35	54.7%	$123	69.5%
Brazil	9	14.1	31	17.5
Argentina	4	6.3	10	5.6
Other countries	16	24.9	13	7.4
Total	$64	100.0%	$177	100.0%
We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or the total deferred tax assets will not be realized, we establish a valuation allowance.
As of December 31, 2024 and 2023, our valuation allowance amounted to $584 million and $374 million, respectively.
The following table summarizes the composition of our valuation allowance as of December 31, 2024 and 2023:

	December 31,		December 31,
Valuation Allowance	2024	in %	2023	in %
	(In millions, except percentages)		(In millions, except percentages)
U.S.	$544	93.2%	$304	81.3%
Mexico	19	3.3	53	14.2
Argentina	7	1.2	7	1.9
Other countries	14	2.3	10	2.6
Total	$584	100.0%	$374	100.0%
51 | MercadoLibre, Inc.

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
Pillar Two
The Organization for Economic Co-operation and Development ("OECD")/G20 Inclusive Framework on Base Erosion and Profit Shifting published the Pillar Two model rules designed to address the tax challenges arising from the digitalization of the global economy. The Global Anti-Base Erosion Model Rules (GLoBE Rules or Pillar Two model rules) apply to multinational enterprises with revenue in excess of EUR 750 million per their consolidated financial statements, which seeks to achieve the establishment of a global minimum taxation of 15%.
While the framework for the GLoBE Rules is global, the rules would be implemented through legislation enacted in jurisdictions that adopt the rules. The GloBE Rules have been passed by legislatures in Spain and Brazil in December 2024 effective for fiscal years starting on or after December 31, 2023 in Spain and effective from January 1, 2025 in Brazil. Spain is the only jurisdiction where we have incorporated entities that have adopted the GLoBE Rules for the 2024 fiscal year. According to our estimate there is no tax charge to be accrued in connection with the GloBE Rules for the year ended December 31, 2024.

Segment information
See Note 10 – Segments of our audited consolidated financial statements for detailed description about our reporting segments.

	Year Ended December 31, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except for percentages)
Net service revenues and financial income	$10,033	$4,183	$3,614	$808	$18,638
Net product revenues	1,373	481	204	81	2,139
Net revenues and financial income	11,406	4,664	3,818	889	20,777

Local operating expenses	(8,828)	(3,650)	(2,069)	(730)	(15,277)
Depreciation and amortization	(292)	(160)	(74)	(42)	(568)
Total segment costs	(9,120)	(3,810)	(2,143)	(772)	(15,845)
Direct contribution	$2,286	$854	$1,675	$117	$4,932
Direct contribution margin	20.0%	18.3%	43.9%	13.2%	23.7%
52 | MercadoLibre, Inc.

	Year Ended December 31, 2023 (1)
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except for percentages)
Net service revenues and financial income	$6,946	$2,734	$3,322	$615	$13,617
Net product revenues	875	337	228	50	1,490
Net revenues and financial income	7,821	3,071	3,550	665	15,107

Local operating expenses	(5,698)	(2,238)	(1,812)	(577)	(10,325)
Depreciation and amortization	(262)	(133)	(58)	(38)	(491)
Total segment costs	(5,960)	(2,371)	(1,870)	(615)	(10,816)
Direct contribution	$1,861	$700	$1,680	$50	$4,291
Direct contribution margin	23.8%	22.8%	47.3%	7.5%	28.4%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior years results to our audited consolidated financial statements for further details.

	Change from the Year Ended December 31, 2023 to December 31, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
Net service revenues and financial income
in U.S. Dollars	$3,087	$1,449	$292	$193	$5,021
in %	44.4%	53.0%	8.8%	31.4%	36.9%
Net product revenues
in U.S. Dollars	$498	$144	$(24)	$31	$649
in %	56.9%	42.7%	(10.5)%	62.0%	43.6%
Net revenues and financial income
in U.S. Dollars	$3,585	$1,593	$268	$224	$5,670
in %	45.8%	51.9%	7.5%	33.7%	37.5%
Local operating expenses
in U.S. Dollars	$(3,130)	$(1,412)	$(257)	$(153)	$(4,952)
in %	54.9%	63.1%	14.2%	26.5%	48.0%
Depreciation and amortization
in U.S. Dollars	$(30)	$(27)	$(16)	$(4)	$(77)
in %	11.5%	20.3%	27.6%	10.5%	15.7%
Total segment costs
in U.S. Dollars	$(3,160)	$(1,439)	$(273)	$(157)	$(5,029)
in %	53.0%	60.7%	14.6%	25.5%	46.5%
Direct contribution
in U.S. Dollars	$425	$154	$(5)	$67	$641
in %	22.8%	22.0%	(0.3)%	134.0%	14.9%

53 | MercadoLibre, Inc.

	Year Ended December 31, 2023 (1)
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except for percentages)
Net service revenues and financial income	$6,946	$2,734	$3,322	$615	$13,617
Net product revenues	875	337	228	50	1,490
Net revenues and financial income	7,821	3,071	3,550	665	15,107

Local operating expenses	(5,698)	(2,238)	(1,812)	(577)	(10,325)
Depreciation and amortization	(262)	(133)	(58)	(38)	(491)
Total segment costs	(5,960)	(2,371)	(1,870)	(615)	(10,816)
Direct contribution	$1,861	$700	$1,680	$50	$4,291
Direct contribution margin	23.8%	22.8%	47.3%	7.5%	28.4%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior years results to our audited consolidated financial statements for further details.

	Year Ended December 31, 2022 (1)
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except for percentages)
Net service revenues and financial income	$5,283	$1,638	$2,299	$465	$9,685
Net product revenues	515	255	276	49	1,095
Net revenues and financial income	5,798	1,893	2,575	514	10,780

Local operating expenses	(4,692)	(1,481)	(1,466)	(453)	(8,092)
Depreciation and amortization	(206)	(98)	(46)	(31)	(381)
Total segment costs	(4,898)	(1,579)	(1,512)	(484)	(8,473)
Direct contribution	900	314	1,063	30	2,307
Direct contribution margin	15.5%	16.6%	41.3%	5.8%	21.4%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior years results to our audited consolidated financial statements for further details.
54 | MercadoLibre, Inc.

	Change from the Year Ended December 31, 2022 to December 31, 2023
	Brazil	Mexico	Argentina	Other Countries	Total
Net service revenues and financial income
in U.S. Dollars	$1,663	$1,096	$1,023	$150	$3,932
in %	31.5%	66.9%	44.5%	32.3%	40.6%
Net product revenues
in U.S. Dollars	$360	$82	$(48)	$1	$395
in %	69.9%	32.2%	(17.4)%	2.0%	36.1%
Net revenues and financial income
in U.S. Dollars	$2,023	$1,178	$975	$151	$4,327
in %	34.9%	62.2%	37.9%	29.4%	40.1%
Local operating expenses
in U.S. Dollars	$(1,006)	$(757)	$(346)	$(124)	$(2,233)
in %	21.4%	51.1%	23.6%	27.4%	27.6%
Depreciation and amortization
in U.S. Dollars	$(56)	$(35)	$(12)	$(7)	$(110)
in %	27.2%	35.7%	26.1%	22.6%	28.9%
Total segment costs
in U.S. Dollars	$(1,062)	$(792)	$(358)	$(131)	$(2,343)
in %	21.7%	50.2%	23.7%	27.1%	27.7%
Direct contribution
in U.S. Dollars	$961	$386	$617	$20	$1,984
in %	106.8%	122.9%	58.0%	66.7%	86.0%
Net revenues and financial income
Net revenues and financial income for the years ended December 31, 2024, 2023 and 2022 are described above in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net revenues and financial income”.
Segment costs
Brazil
For the year ended December 31, 2024, as compared to 2023, segment costs increased mainly driven by a: i) $2,270 million increase in cost of net revenues and financial expenses, mainly attributable to an increase in shipping operating and carrier costs mostly due to an increase in the share of shipping services where we act as principal, as opposed to agent, cost of goods sold as a consequence of an increase in first-party sales, collection fees as a consequence of the higher transactions volume of our Mercado Pago business, sales taxes and hosting and site operation fees; ii) $588 million increase in provision for doubtful accounts mainly related to our credit card credits business growth; and iii) $223 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses and buyer protection program expenses.
Mexico
For the year ended December 31, 2024, as compared to 2023, segment costs increased mainly driven by a: i) $1,068 million increase in cost of net revenues and financial expenses, mainly attributable to increases in shipping operating and carrier costs mostly due to an increase in the share of shipping services where we act as principal, as opposed to agent, cost of goods sold as a consequence of an increase in first-party sales, collection fees due to higher Mercado Pago penetration, hosting and site operation fees and other payments costs mainly related to higher funding cost related to our lending business; ii) $219 million increase in provision for doubtful accounts mainly related to our credit card business growth; and iii) $102 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, chargebacks and buyer protection program expenses.
Argentina
For the year ended December 31, 2024, as compared to 2023, segment costs increased mainly driven by a: i) $182 million increase in cost in net revenues and financial expenses driven by an increase in shipping operating and carrier costs mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, hosting and site operation fees and collection fees, partially offset by a decrease in other payments costs mainly related to lower funding cost related to our lending business; and ii) $61 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses and chargebacks.
55 | MercadoLibre, Inc.

Liquidity and Capital Resources
Our main cash requirement has been working capital to fund Mercado Pago financing operations and our lending business. We also require cash for capital expenditures related to technology infrastructure, software applications, office space, business acquisitions, to build out our logistics capacity and to make interest payments on our loans payable and other financial liabilities.
We have funded Mercado Pago mainly by selling credit card receivables and through credit lines. Additionally, we have financed our Mercado Pago and lending businesses through the securitization of credit card receivables and certain loans through SPEs created in Brazil, Mexico, Chile and Argentina. Finally, we obtained funding through our financial institution in Brazil through deposit certificates, financial bills and loans from banks. Refer to Note 18 – Loans payable and other financial liabilities and Note 21 – Securitization transactions of our audited consolidated financial statements for further detail.
We committed to purchase cloud platform and other technology services for a total minimum aggregate purchase commitment of $3,215 million. As of December 31, 2024, the remaining purchase commitment is $3,102 million.
On September 27, 2024, we entered into a $400 million amended and restated revolving credit agreement (the “Amended and Restated Credit Agreement”). The interest rates under the Amended and Restated Credit Agreement are based on Term SOFR (“Secured Overnight Funding Rate”) plus an interest margin of 1.00% per annum, which may be decreased to 0.90% per annum or increased to 1.15% per annum depending on our debt rating, as further provided under the Amended and Restated Credit Agreement. We are also obligated to pay a commitment fee on the unused amounts of the facility at a rate per annum equal to 25% of the then Applicable Margin, depending on our debt rating, as further provided under the Amended and Restated Credit Agreement. As of December 31, 2024, no amounts had been borrowed under the facility. See Note 18 – Loans payable and other financial liabilities of our audited consolidated financial statements for further detail.
On April 8, 2022, we signed a 10-year agreement with Gol Linhas Aereas S.A. under which we committed to contract a minimum amount of air logistics services for a total cost of $284 million (portion allocated to the services component of the agreement). As of December 31, 2024, the remaining purchase commitment is $233 million.
Since October 2023, we signed 3-year agreements with certain shipping companies in Brazil, under which we committed to contract a minimum amount of logistics services for a total cost of $49 million. As of December 31, 2024, the remaining purchase commitment is $39 million.
On January 10, 2024, we signed a 5-year agreement for the naming rights of the Complexo Pacaembu (municipal stadium of the city of São Paulo), for a total amount of $44 million, which has not commenced as of December 31, 2024. The agreement has the option to extend the term for 5 additional independent periods of 5 years each, for the same amount indexed by the Brazilian inflation rate index IPCA.
Additionally, we have several committed leases, mainly related to our fulfillment and service centers, which are one of the most important investments for our Mercado Envios business. In this sense, as of December 31, 2024, we have committed rental expenditures with our lessors for $1,598 million and $141 million for operating leases and finance leases, respectively. See Note 22 – Leases of our audited consolidated financial statements for further detail on leases. Additionally, we have lease agreements for new warehouses in Brazil, Mexico and Argentina for a total amount of $1,451 million that have not yet commenced. Lease terms under the agreements are between 3 to 15 years.
We have unconditional purchase obligations related to capital expenditures for a total amount of $34 million. As of December 31, 2024, the remaining purchase commitment is $16 million.
We and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of our suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in our payment policies. Suppliers’ voluntary inclusion of invoices in the SFP does not change our payment terms, the amounts paid or liquidity. The supplier invoices that have been confirmed as valid under the program require payment in full according to the terms established in our payment policies (between 60 and 90 days). There are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial institution. We have no economic interest in a supplier’s decision to participate in the SFP and have no financial impact in connection with the SFP. As of December 31, 2024, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $425 million, and are included in the consolidated balance sheets within the accounts payable and accrued expenses line.
As of December 31, 2024, our main source of liquidity was $3,686 million of cash and cash equivalents and short-term investments, which excludes $3,434 million investments mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists of cash generated from operations and proceeds from loans.
As of December 31, 2024, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $9,031 million, or 86.9% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our cash and cash equivalents, restricted cash and cash equivalents and investments held outside U.S. amounted to 80.3% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil, Mexico and Argentina.
56 | MercadoLibre, Inc.

The following table presents our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net cash provided by (used in):
Operating activities	$7,918	$5,140	$2,940
Investing activities	(8,287)	(3,450)	(3,871)
Financing activities	1,959	(267)	916
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(739)	(938)	(270)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	$851	$485	$(285)
Net cash provided by operating activities
Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Year Ended December 31,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(In millions, except percentages)
Net Cash provided by:
Operating activities	$7,918	$5,140	$2,778	54.0%
Net cash provided by operating activities during the year ended December 31, 2024, resulted primarily from our net income of $1,911 million, adjustments to net income related to non-cash items of $2,587 million, a $3,605 million increase in funds payable to customers, an increase of $1,595 million in payables and accrued expenses and an increase of $1,213 million in amounts payable due to credit and debit card transactions, which were partially offset by a $2,530 million increase in credit card receivables and other means of payments. The $2,778 million increase in the net cash provided by operating activities in the year ended December 31, 2024, as compared to 2023, is mainly explained by the $924 million increase in net income together with a $2,103 million increase in funds payable to customers, an increase of $520 million in amounts payable due to credit and debit card transactions and $370 million in payables and accrued expenses, partially offset by a decrease in credit card receivables and other means of payments, net of $1,209 million.
Net cash used in investing activities

	Year Ended December 31,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(In millions, except percentages)
Net Cash used in:
Investing activities	$(8,287)	$(3,450)	$(4,837)	140.2%
Net cash used in investing activities in the year ended December 31, 2024 resulted mainly from the use of $4,688 million related to changes on loans receivable due to loans granted to merchants and consumers and Mercado Pago credit card utilization under our lending solution net of collections, $2,748 million related to the net purchases of investments and $860 million in the investment of property and equipment (mainly related to our shipping network and information technology assets in Argentina, Brazil and Mexico) and intangible assets. The $4,837 million increase in net cash used in investing activities in year ended December 31, 2024, as compared to 2023, is mainly explained by the $2,641 million increase in our loans receivables due to loans granted to merchants and consumers, and Mercado Pago credit card utilization under our lending solution net of collections and the $1,912 million increase in our net purchase of investments.
57 | MercadoLibre, Inc.

Net cash provided (used in) by financing activities

	Year Ended December 31,		Change from 2023 to 2024
	2024	2023	in Dollars	in %
	(In millions, except percentages)
Net Cash provided (used in) by:
Financing activities	$1,959	$(267)	$2,226	833.7%
For the year ended December 31, 2024, our net cash provided by in financing activities was primarily derived from the $2,011 million related to net loans payables and other financing liabilities. The $2,226 million increase in net cash provided by (used in) financing activities in year ended December 31, 2024, as compared to 2023, is mainly explained by the $1,889 million increase in net loans payables and other financing liabilities.
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
During 2023, we repurchased $9 million and $70 million principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid during 2023 for those repurchases amounted to $66 million. During 2024, we repurchased $27 million and $81 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid during 2024 for those repurchases amounted to $98 million.
See Note 18 – Loans payable and other financial liabilities of our audited consolidated financial statements for additional detail.
58 | MercadoLibre, Inc.

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
Summarized balance sheet information for the Obligor Group as of December 31, 2024 and 2023 is provided in the table below:

	December 31,
	2024	2023
	(In millions)
Current assets (1) (2)	$15,510	$11,343
Non-current assets (3)	3,849	3,032
Current Liabilities (4)	14,935	9,683
Non-current Liabilities	2,449	2,327
(1) Includes restricted cash and cash equivalents of $940 million and $430 million and foreign government debt securities (Central Bank of Brazil mandatory guarantee) of $3,417 million and $2,289 million as of December 31, 2024 and 2023, respectively.
(2) Includes Current assets from non-guarantor subsidiaries of $2,520 million and $1,405 million as of December 31, 2024 and 2023, respectively.
(3) Includes Non-current assets from non-guarantor subsidiaries of $152 million and $309 million as of December 31, 2024 and 2023, respectively.
(4) Includes Current liabilities to non-guarantor subsidiaries of $2,749 million and $1,808 million as of December 31, 2024 and 2023, respectively.
Summarized statement of income information for the Obligor Group for the year ended December 31, 2024 is provided in the table below:

Year Ended December 31,
2024
(In millions)
Net Revenues and financial income (1)	$17,165
Gross Profit (2)	6,462
Income from operations (3)	1,782
Net income (4)	1,236
(1) Includes Net revenues and financial income from transactions with non-guarantor subsidiaries of $536 million for the year ended December 31, 2024.
(2) Includes charges from transactions with non-guarantor subsidiaries of $1,408 million for the year ended December 31, 2024.
(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $797 million for the year ended December 31, 2024.
(4) Includes other income/(expense) from transactions with non-guarantor subsidiaries of $97 million for the year ended December 31, 2024.
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
Capital expenditures
Our capital expenditures comprised of our investments in property and equipment (such as certain assets used in our fulfillment centers) and intangible assets (excluding digital assets) for the years ended December 31, 2024 and 2023 amounted to $860 million and $509 million, respectively.
During the year ended December 31, 2024, we invested $316 million in information and technology assets in Brazil, Argentina and Mexico, and $484 million in our Argentine, Brazilian and Mexican shipping premises and offices.
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
59 | MercadoLibre, Inc.

We believe that our existing cash and cash equivalents, including the sale of credit card receivables, short-term investments and cash generated from operations, will be sufficient to fund our operating activities, property and equipment expenditures and to pay or repay obligations in the foreseeable future.

Other Data

The following table includes eight key performance indicators, which are calculated as defined in the footnotes to the table. We continuously address the adequacy of our key performance indicators based on the growth and ever-changing nature of our business. Each of these indicators provides a different measure of the level of activity on our ecosystem, which we use to monitor the performance of the business.

	Year Ended December 31, (1)
	2024	2023	2022
	(In millions, except percentages)
Fintech monthly active users (2)	61	46	35
Unique active buyers (3)	100	85	74
Gross merchandise volume (4)	$51,467	$44,749	$34,449
Number of items sold (5)	1,787	1,404	1,147
Total payment volume (6)	$196,660	$146,738	$100,585
Acquiring total payments volume (7)	$142,200	$115,953	$83,675
Total payment transactions (8)	11,355	7,595	4,849
NIMAL (9)	28.2%	36.2%	32.0%
Capital expenditures	$860	$509	$455
Depreciation and amortization	$617	$524	$403
(1) Figures have been calculated using rounded amounts. Growth calculations based on this table may not total due to rounding. As of December 31, 2024, we no longer disclose the key performance indicator "Number of items shipped." Management believes that "Number of items shipped," as a complementary disclosure to "items sold," no longer provides useful information to investors to better understand our business. Following years of investment, our logistics network now ships 95% of items sold. As such, the two performance metrics, "Number of items sold" and "Number of items shipped," have converged so we no longer see a benefit for investors in disclosing both.
(2) As of January 1, 2024, we have replaced “Unique Active Users” with “Fintech monthly active users” and “Unique active buyers” as our main indicators of our Fintech and Commerce revenue lines. Management believes that the significant growth of our Fintech business merits a standalone metric to more precisely measure its footprint and user base growth and to make the best strategic decisions for the development of the Fintech business. Fintech monthly active users is defined as Fintech payers and/or collectors as of December 31, 2024, that, during the last month of the reporting period, performed at least one of the following actions during such month: 1) made a debit or credit card payment, 2) made a QR code payment, 3) made an off-platform online payment using our checkout or link of payment solutions while logged in to our Mercado Pago fintech platform, 4) made an investment or employed any of our savings solutions, 5) purchased an insurance policy, 6) took out a loan through our lending solution, or 7) received the payment from a sale or transaction either on or off marketplace.
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
(6) Total U.S. dollar sum of all transactions paid for using Mercado Pago, including marketplace and non-marketplace transactions, excluding peer-to-peer transactions. As of January 1, 2024, we no longer include peer-to-peer transactions in our TPV in accordance with the metrics and underlying criteria used by our Mercado Pago team, which Management then employs to make strategic decisions. Consequently, total payment volume for the years ended December 31, 2023 and 2022, have been recast to exclude peer-to-peer transactions.
(7) As of January 1, 2024, we have replaced “Total volume of payment on marketplace” with “Acquiring total payment volume.” Total volume of payment on marketplace was limited to the total U.S. dollar sum of all marketplace transactions paid for using Mercado Pago, and thus was a relevant and representative metric when the off-platform payment processor business was managed as a payment processor with a digital account. In light of the significant growth of our Fintech businesses and our payment processing and settling services, Management believes that Acquiring TPV, which also takes into account non-marketplace transactions paid for using Mercado Pago, results in a more representative measure of our physical and online payment processing solutions in any given period. Acquiring TPV is defined as total U.S. dollar sum of all transactions settled using our Mercado Pago and Mercado Pago's payment processing and settling services in marketplace and non-marketplace transactions and consist of the following transactions volume: 1) point of sale payment volume, 2) commerce payment volume through our Mercado Libre Marketplace, 3) online payment volume through our checkout or link payment solution for merchants, and 4) QR code payment volume.
(8) Number of all transactions paid for using Mercado Pago, excluding peer-to-peer transactions. As of January 1, 2024 we no longer include peer-to-peer transactions in our total payment transactions in accordance with the metric and understanding criteria used by our Mercado Pago team, which Management then employs to make strategic decisions. Consequently, total payment volume for the years ended December 31, 2023 and 2022, have been recast to exclude peer-to-per transactions.
(9) Net interest margins after losses (“NIMAL”) represents the annualized ratio between the total credits revenues (excluding the results of sale of loans receivables) less funding costs and provision for doubtful accounts for the year (excluding the results of sale of loans receivables) and total average gross loans receivable for the year. Management uses NIMAL to monitor how effective our pricing is and managing the credit products relative to their risk and setting targets. Accordingly, Management is of the opinion that NIMAL provides useful information to investors and others related to our risk appetite through the different periods and shows how we effectively prices risk.
60 | MercadoLibre, Inc.

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
The following table presents a reconciliation of net income to Adjusted EBITDA for the years indicated:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Net income	$1,911	$987	$482
Adjustments:
Depreciation and amortization	617	524	403
Interest income and other financial gains	(148)	(135)	(44)
Interest expense and other financial losses	165	174	135
Foreign currency losses, net	182	615	198
Income tax expense	521	569	298
Equity in earnings of unconsolidated entity	—	(3)	—
Adjusted EBITDA	$3,248	$2,731	$1,472
61 | MercadoLibre, Inc.

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
The following table presents a reconciliation of net debt for each of the years indicated:

	December 31,
	2024	2023
	(In millions)
Current Loans payable and other financial liabilities	$2,828	$2,292
Non-current Loans payable and other financial liabilities	2,887	2,203
Current Operating lease liabilities	241	166
Non-current Operating lease liabilities	894	672
Total debt	6,850	5,333
Less:
Cash and cash equivalents	2,635	2,556
Short-term investments (1)	1,051	1,191
Long-term investments (2)	1,124	81
Net debt	$2,040	$1,505
(1) Excludes time deposits and foreign government debt securities restricted and held in guarantee.
(2) Excludes foreign government debt securities restricted, investments held in VIEs as a consequence of securitization transactions and equity securities held at cost.

62 | MercadoLibre, Inc.

FX neutral
We believe that FX neutral measures provide useful information to both Management and investors by excluding the foreign currency exchange rate impact that may not be indicative of our core operating results and business outlook.
The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2023 and applying them to the corresponding months in 2024, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The comparative FX neutral measures were calculated by using the average monthly exchange rates for each month during 2022 and applying them to the corresponding months in 2023.The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.
The following table sets forth the FX neutral measures related to our reported results of the operations for years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	As reported	As recast (1)	Percentage Change	FX Neutral Measures	As recast (1)	Percentage Change
	2024	2023		2024	2023
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$20,777	$15,107	37.5%	$30,443	$15,107	101.5%
Cost of net revenues and financial expenses	(11,200)	(7,517)	49.0%	(15,273)	(7,517)	103.2%
Gross profit	9,577	7,590	26.2%	15,170	7,590	99.9%

Operating expenses	(6,946)	(5,383)	29.0%	(10,405)	(5,383)	93.3%
Income from operations	$2,631	$2,207	19.2%	$4,765	$2,207	115.9%

	Year Ended December 31,
	As recast (1)		Percentage Change	FX Neutral Measures	As recast (1)	Percentage Change
	2023	2022		2023	2022
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$15,107	$10,780	40.1%	$18,675	$10,780	73.2%
Cost of net revenues and financial expenses	(7,517)	(5,582)	34.7%	(8,859)	(5,582)	58.7%
Gross profit	7,590	5,198	46.0%	9,816	5,198	88.8%

Operating expenses	(5,383)	(4,129)	30.4%	(6,700)	(4,129)	62.3%
Income from operations	$2,207	$1,069	106.5%	$3,116	$1,069	191.5%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior year results - to our audited consolidated financial statements for further details.
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
63 | MercadoLibre, Inc.

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
The following table shows a reconciliation of Net cash provided by operating activities to Adjusted free cash flow and Net increase in available cash and investments:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net cash provided by operating activities ("CFO")	$7,918	$5,140	$2,940
Adjustments to reconcile CFO to Adjusted free cash flow (1)	186	56	43
Increase in cash and cash equivalents and investments related to customer funds due to regulatory requirements and other restrictions and equity securities held at cost	(2,947)	(1,499)	(1,186)
Investments in property and equipment and intangible assets	(860)	(509)	(455)
Changes in loans receivable, net	(4,688)	(2,047)	(1,701)
Proceeds from loans payable and other financial liabilities related to our Fintech solutions, net	1,706	248	919
Adjusted free cash flow	1,315	1,389	560
Proceeds from/Payments on loans payable and other financial liabilities, related to our Commerce and Corporate activities, net	254	(159)	145
Other investing and/or financing activities	8	(414)	(192)
Effect of exchange rate changes on available cash and investments	(595)	(263)	(54)
Net increase in available cash and investments	$982	$553	$459

Available cash and investments (2), at the beginning of the year	$3,828	$3,275	$2,816
Available cash and investments (2), at the end of the year	$4,810	$3,828	$3,275

Net cash used in investing activities	$(8,287)	$(3,450)	$(3,871)
Net cash provided by (used in) financing activities	$1,959	$(267)	$916
(1) Includes accrued interest and financial income net of interest received from available and restricted investments.
(2) Includes cash and cash equivalents, short-term investments (excluding time deposits and foreign government debt securities restricted and held in guarantee) and long-term investments (excluding foreign government debt securities restricted, investments held in VIEs as a consequence of securitization transactions and equity securities held at cost).
64 | MercadoLibre, Inc.

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
Foreign currencies
We have significant operations internationally that are denominated in foreign currencies, primarily the Brazilian Real, Mexican Peso, Argentine Peso, Colombian Peso and Chilean Peso, subjecting us to foreign currency risk, which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues and costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services. Our cash flows, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities.
We use foreign currency exchange forward contracts and currency swaps to protect our foreign currency exposure and our investment in a foreign subsidiary from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. We designate these contracts as cash flow, net investment and fair value hedges for accounting purposes. The derivatives’ gain or loss for cash flow and net investment hedges is initially reported as a component of accumulated other comprehensive loss. Cash flow hedges and net investment hedges are subsequently reclassified into the consolidated statements of income in the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. The derivatives’ gain or loss for fair value hedges is reported in our consolidated statements of income in the same line items as the change in the value of the hedged item due to the hedged risks.
As of December 31, 2024, we hold cash and cash equivalents, restricted cash and cash equivalent, short and long-term investments in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of December 31, 2024, the total cash and cash equivalents, restricted cash and cash equivalent denominated in foreign currencies totaled $4,032 million, short-term investments denominated in foreign currencies totaled $3,779 million and accounts receivable, credit card receivables and other means of payments and loans receivable in foreign currencies totaled $10,437 million. As of December 31, 2024, we had $495 million long-term investments denominated in foreign currencies. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of December 31, 2024, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $1,373 million and our U.S. dollar-denominated long-term investments totaled $708 million.
For the year ended December 31, 2024, we had a consolidated loss on foreign currency of $182 million mainly related to lower foreign exchange losses due to acquisitions of financial instruments in the Argentine market at a price that reflects an additional cost of accessing U.S. dollars through an indirect mechanism due to restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate, and due to lower foreign exchange losses from our Argentine subsidiaries. This was partially offset by higher foreign exchange losses from our Brazilian and Mexican subsidiaries.
65 | MercadoLibre, Inc.

Foreign currency sensitivity analysis
The table below shows the impact on our net revenues and financial income, cost of net revenues and financial expenses, operating expenses, other income (expenses), income tax expense, net income and shareholders' equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to at the moment of translating our financial statements to U.S. dollars for the year ended December 31, 2024:

	(10)% (1)	Actual	'+10% (2)
	(In millions)
Net revenues and financial income	$23,081	$20,777	$18,891
Expenses (3)	(20,103)	(18,146)	(16,543)
Income from operations	2,978	2,631	2,348
Other income (expenses) and income tax expense related to P&L items	(596)	(538)	(492)
Foreign Currency impact related to the remeasurement of our Net Asset position	(202)	(182)	(165)
Net Income	$2,180	$1,911	$1,691

Total Shareholders’ Equity	$4,842	$4,351	$3,949
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
Brazilian segment
Considering a hypothetical decrease of 10% of the Brazilian Real against the U.S. dollar on December 31, 2024, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $286 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $51 million in our Brazilian subsidiaries.
Mexican segment
Considering a hypothetical decrease of 10% of the Mexican peso against the U.S. dollar on December 31, 2024, the reported net assets in our Mexican subsidiaries would have decreased by approximately $142 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $10 million in our Mexican subsidiaries.
Argentine segment
In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018. Argentina’s annual inflation rate for the years ended December 31, 2024, 2023 and 2022 was 117.8%, 211.4% and 94.8%, respectively.
We use Argentina’s official exchange rate to account for transactions in our Argentine segment, which as of December 31, 2024, 2023 and 2022 was 1,032.00, 808.45 and 177.16, respectively, against the U.S. dollar. For the years ended December 31, 2024, 2023 and 2022, Argentina’s official exchange rate against the U.S. dollar increased 27.7%, 356.3% and 72.5%, respectively.
Considering a hypothetical decrease of 10% of the Argentine Peso against the U.S. dollar on December 31, 2024, the effect on non-functional currency net asset position in our Argentine subsidiaries would have been a foreign exchange loss amounting to approximately $72 million in our Argentine subsidiaries.
See Note 2 – Summary of significant accounting policies - Foreign currency translation - Argentine currency status and macroeconomic outlook of our audited consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.

66 | MercadoLibre, Inc.

Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our Mercado Pago receivables and on the financial debt that we use to fund Mercado Pago and lending’s operations. As of December 31, 2024, Mercado Pago’s receivables totaled $5,288 million. Interest rate fluctuations could also impact interest earned through our lending solution. As of December 31, 2024, loans receivable net of the allowance for doubtful accounts from our lending solution totaled $4,895 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
As of December 31, 2024, our short-term investments amounted to $4,485 million and our long-term investments amounted to $1,203 million. Our short-term investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Note 3 – Fintech Regulations and Note 5 – Cash, cash equivalents, restricted cash and cash equivalents and investments of our audited consolidated financial statements for further detail on our restricted investments.
Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of December 31, 2024, our Loans payable and other financial liabilities which accrue interest based on variable rates amounted to $3,920 million, while our Loans payable and other financial liabilities, which accrue interest based on fixed rates, amounted to $1,795 million. See Note 18 – Loans payable and other financial liabilities and Note 21 – Securitization transactions of our audited consolidated financial statements for further detail. Considering a hypothetical increase of 100 basis points in the interest rates, the reported charge to the consolidated statements of income for the year ended December 31, 2024 would have increased by approximately $28 million with the impact in Cost of net revenues and financial expenses or in Interest expense and other financial losses. We have entered into swap and future contracts to hedge the interest rate fluctuation of $589 million notional amount, $486 million of which have been designated as hedging instruments. See Note 23 – Derivative instruments of our audited consolidated financial statements for further detail on derivatives instruments.

Equity price risk
Our board of directors, upon the recommendation of the compensation committee, approved the 2020, 2021, 2022, 2023 and 2024 Long Term Retention Programs (the “2020, 2021, 2022, 2023 and 2024 LTRPs”), respectively, under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years (with the first payment occurring no later than April 30, 2021, 2022, 2023, 2024 and 2025 for the 2020, 2021, 2022, 2023 and 2024 LTRPs, respectively). In order to receive the full target award under the 2020, 2021, 2022, 2023 and/or 2024 LTRPs, each eligible employee must remain employed as of each applicable payment date. The 2020, 2021, 2022, 2023 and 2024 LTRP awards are payable as follows:
■the eligible employee will receive 16.66% of half of his or her target 2020, 2021, 2022, 2023 and/or 2024 LTRP award once a year for a period of six years, with the first payment occurring no later than April 30, 2021, 2022, 2023, 2024 and 2025, respectively (the “2020, 2021, 2022, 2023 or 2024 Annual Fixed Payment”, respectively); and
■on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2020, 2021, 2022, 2023 or 2024 Variable Payment”) equal to the product of (i) 16.66% of half of the target 2020, 2021, 2022, 2023 or 2024 LTRP award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2019, 2020, 2021, 2022 and 2023 defined as $553.45, $1,431.26, $1,391.81, $888.69 and $1,426.11 for the 2020, 2021, 2022, 2023 and 2024 LTRPs, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.
As of December 31, 2024, the total contractual obligation fair value of our outstanding LTRP Variable Payment obligation subject to equity price risk amounted to $470 million. As of December 31, 2024, the accrued liability related to the outstanding Variable Payment of the LTRP included in Salaries and social security payable in our consolidated balance sheet amounted to $163 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:
67 | MercadoLibre, Inc.

Change in equity price in percentage	As of December 31, 2024
	MercadoLibre, Inc Equity Price	2020, 2021, 2022, 2023 and 2024 LTRP Variable contractual obligation
	(In millions, except equity price)
40%	2,393.69	658
30%	2,222.71	611
20%	2,051.74	564
10%	1,880.76	517
Static (1)	1,709.78	470
-10%	1,538.80	423
-20%	1,367.82	376
-30%	1,196.85	329
-40%	1,025.87	282
(1) Present value of average closing stock price for the last 60 trading days of the year preceding the applicable payment date.
In November 2021, we acquired Kangu Participações S.A. Former Kangu’s shareholders who after the acquisition became the Company’s employees will receive cash payments annually over a three-year period subject to certain performance and stay conditions. The payments will be indexed based on changes in equity price of our Common Stock. As of December 31, 2024, the total contractual obligation fair value of the mentioned payments amounted to $3 million, which was fully paid on January 2, 2025.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a) of this report are included elsewhere in this report and incorporated herein by reference. This includes the Report of Independent Registered Public Accounting Firm of our auditor (PCAOB ID: 1449).
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
Our Management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control—Integrated Framework (2013), our Management concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of Management’s assessment with the Audit Committee of our board of directors.
The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Pistrelli, Henry Martin y Asociados S.A. (member of Ernst & Young Global Limited), an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
68 | MercadoLibre, Inc.

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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders, and is incorporated herein by reference.

The Company has adopted an insider trading policy governing the purchase, sale, and/or other dispositions of its securities by its directors, officers, employees, temporary employees and independent consultants and contractors that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” and, except as to information required pursuant to Item 402(v) of SEC Regulation S-K with respect to pay versus performance, is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Except for the information regarding shares authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders, and is incorporated herein by reference.

69 | MercadoLibre, Inc.

The following table presents information as of December 31, 2024 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

Plan Category	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, Warrants and Rights	Weighted-average exercise price of outstanding options, Warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	—	—	989,289
Total	—	—	989,289
(1) Represents our Amended and Restated 2009 Equity Compensation Plan which was approved by our stockholders on June 10, 2019.
(2) Pursuant to SEC guidance, this table does not reflect grants of restricted stock made pursuant to our Amended and Restated 2009 Equity Compensation Plan. As of December 31, 2024, there were 4,179 shares of unvested restricted stock outstanding under such plan.
Description of our Amended and Restated 2009 Equity Compensation Plan (the “Amended and Restated 2009 Plan”)
Our Amended and Restated 2009 Plan was adopted by our board of directors on April 24, 2019. The Amended and Restated 2009 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and non-qualified stock options, restricted stock and other equity-based or equity-related awards to our employees, directors, officers and managers. Incentive stock options and non-qualified stock options are referred to as “stock options” and together with restricted stock and all other awards are referred to as “awards”. As of December 31, 2024, there were no outstanding stock options to purchase shares of common stock under the Amended and Restated 2009 Plan.
No stock options were granted during the period from January 1, 2007 to December 31, 2024 and there were no stock-based compensation expenses related to stock options between 2019 and the year ended December 31, 2024. There is no stock option award outstanding under the Amended and Restated 2009 Plan. As of December 31, 2024, there were 989,289 shares of common stock available for additional awards under the Amended and Restated 2009 Plan.
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
70 | MercadoLibre, Inc.

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our Proxy Statement relating to our 2025 Annual Meeting of Shareholders presented under the captions “Certain Relationships and Related Transactions” and “Information on Our board of directors and Corporate Governance,” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our 2025 Proxy Statement to be filed with the SEC and is incorporated herein by reference.
71 | MercadoLibre, Inc.

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
			8-K	January 14, 2021
4.04	Form of Global Note representing the Registrant’s 2.375% Sustainability Notes due 2026.		8-K	January 14, 2021
4.05	Form of Global Note representing the Registrant’s 3.125% Notes due 2031.		8-K	January 14, 2021
4.06	Description of Securities.		10-K	February 23, 2022
4.07	Second Supplemental Indenture, dated October 27, 2021 among MP Agregador, S. de R.L. de C.V., MercadoLibre, Inc. and The Bank of New York Mellon, as Trustee.		10-K	February 23, 2022
10.01	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers.		10-K	February 14, 2020
10.02	Management Incentive Bonus Plan of the Registrant.		S-1/A	July 13, 2007
10.03	Amended and Restated 2019 Long-Term Retention Program.		10-Q	May 6, 2021
10.04	Amended and Restated 2020 Long-Term Retention Program.		10-Q	May 6, 2021
10.05	2021 Long-Term Retention Program.		8-K	May 5, 2021
10.06	MercadoLibre, Inc. 2022 Long Term Retention Program.		8-K	May 9, 2022
10.07	MercadoLibre, Inc. 2023 Long Term Retention Program.		8-K	May 8, 2023
10.08	MercadoLibre, Inc. 2024 Long Term Retention Program.		8-K	April 23, 2024
10.09	Amended and Restated 2009 Equity Compensation Plan.		DEF 14A	April 26, 2019
10.10	Form of Independent Director Restricted Stock Award Agreement.		10-Q	November 4, 2022
10.11
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
			8-K	October 1, 2024
10.12	Restricted Stock Agreement, dated April 8, 2022, between MercadoLibre, Inc and Stelleo Pasos Tolda.		10-Q	May 6, 2022
19	Insider Trading Policy.	*
21.01	List of Subsidiaries.	*
22.01	List of Subsidiary Guarantors for the Registrant’s 2.375% Sustainability Notes due 2026 and 3.125% Notes due 2031.		10-K	February 24, 2023
23.01	Consent of Pistrelli, Henry Martin y Asociados S.A., Independent Registered Public Accounting Firm on Form S-8.	*
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
97	Policy for the Recovery of Erroneously Awarded Compensation.		10-K	February 23, 2024
73 | MercadoLibre, Inc.

Exhibit Number	Exhibit Description	Filed (*) or Furnished (**) Herewith	Incorporated by Reference
			Form	Filing Date
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
*
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.	*

74 | MercadoLibre, Inc.

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

Date: February 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Marcos Galperin	President, Chief Executive Officer (Principal Executive Officer) and Director	February 21, 2025
Marcos Galperin

/s/ Martín de los Santos	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2025
Martín de los Santos

/s/ Stelleo Tolda	Director	February 21, 2025
Stelleo Tolda

/s/ Susan Segal	Director	February 21, 2025
Susan Segal

/s/ Nicolás Aguzin	Director	February 21, 2025
Nicolás Aguzin

/s/ Nicolás Galperin	Director	February 21, 2025
Nicolás Galperin

/s/ Emiliano Calemzuk	Director	February 21, 2025
Emiliano Calemzuk

/s/ Henrique Dubugras	Director	February 21, 2025
Henrique Dubugras

/s/ Andrea Mayumi Petroni Merhy	Director	February 21, 2025
Andrea Mayumi Petroni Merhy

/s/ Richard Sanders	Director	February 21, 2025
Richard Sanders
75 | MercadoLibre, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of MercadoLibre, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MercadoLibre, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2025, expressed an unqualified opinion thereon.
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
As more fully described in Note 2 to the consolidated financial statements, the Company maintains an allowance for doubtful accounts on loans receivable, based on Management’s estimate of the current expected credit losses (CECL estimate). This allowance as of December 31, 2024, amounts to 1,708 million U.S. dollars as disclosed in Note 7, which represents a probability-weighted amount, determined by evaluating a range of possible outcomes and reasonable and supportable information about past events, current conditions and forecasts of future economic conditions.
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

76 | MercadoLibre, Inc.

How we addressed the matter in our audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls related to the CECL estimate. The controls we tested included, among others, controls over the development of the model, as well as controls over the key inputs and assumptions used to calculate the CECL estimate. We also tested the controls over the completeness and accuracy of the data used in the calculation.
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

/s/ PISTRELLI, HENRY MARTIN Y ASOCIADOS S.A.
Member of Ernst & Young Global Limited

We have served as the Company’s auditor since 2021.

City of Buenos Aires, Argentina
February 21, 2025
77 | MercadoLibre, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of MercadoLibre, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited MercadoLibre, Inc.'s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MercadoLibre, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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

/s/ PISTRELLI, HENRY MARTIN Y ASOCIADOS S.A.
Member of Ernst & Young Global Limited

City of Buenos Aires, Argentina
February 21, 2025

78 | MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Balance Sheets
As of December 31, 2024 and 2023 (In millions of U.S. dollars, except par value)

	December 31,
	2024	2023 (1)
Assets
Current assets:
Cash and cash equivalents	$2,635	$2,556
Restricted cash and cash equivalents	2,064	1,292
Short-term investments	4,485	3,480
Accounts receivable, net	255	156
Credit card receivables and other means of payments, net	5,288	3,632
Loans receivable, net of allowances of $1,630 and $1,042 (Note 7)	4,716	2,629
Inventories	296	238
Other assets	403	277
Total current assets	20,142	14,260
Non-current assets:
Long-term investments	1,203	162
Loans receivable, net of allowances of $48 and $42 (Note 7)	179	65
Property and equipment, net	1,380	1,250
Operating lease right-of-use assets	1,098	899
Goodwill	149	163
Intangible assets, net	12	11
Intangible assets at fair value	49	24
Deferred tax assets	802	710
Other assets	182	68
Total non-current assets	5,054	3,352
Total assets	$25,196	$17,612
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$3,196	$2,117
Funds payable to customers	6,954	4,475
Amounts payable due to credit and debit card transactions	1,923	1,072
Salaries and social security payable	727	545
Taxes payable	525	477
Loans payable and other financial liabilities	2,828	2,292
Operating lease liabilities	241	166
Other liabilities	209	119
Total current liabilities	16,603	11,263
Non-current liabilities:
Amounts payable due to credit and debit card transactions	41	20
Loans payable and other financial liabilities	2,887	2,203
Operating lease liabilities	894	672
Deferred tax liabilities	204	183
Other liabilities	216	200
Total non-current liabilities	4,242	3,278
Total liabilities	$20,845	$14,541
Commitments and contingencies (Note 16)
Equity
Common stock, 0.001 par value, $110,000,000 shares authorized, $50,697,375 and $50,697,442 shares issued and outstanding	$—	$—
Additional paid-in capital	1,770	1,770
Treasury stock	(311)	(310)
Retained earnings	3,812	1,901
Accumulated other comprehensive loss	(920)	(290)
Total equity	4,351	3,071
Total liabilities and equity	$25,196	$17,612
(1) Recast for consistency due to the adoption of Staff Accounting Bulletin No. 122. Please refer to Note 2 – Summary of significant accounting policies - Recently Adopted Accounting Standards to our audited consolidated financial statements for further details.
The accompanying notes are an integral part of these audited consolidated financial statements.
79| MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Statements of Income
For the years ended December 31, 2024, 2023 and 2022
(In millions of U.S. dollars, except for share data)

	Year Ended December 31,
	2024	2023 (1)	2022 (1)
Net service revenues and financial income	$18,638	$13,617	$9,685
Net product revenues	2,139	1,490	1,095
Net revenues and financial income	20,777	15,107	10,780
Cost of net revenues and financial expenses	(11,200)	(7,517)	(5,582)
Gross profit	9,577	7,590	5,198

Operating expenses:
Product and technology development	(1,934)	(1,831)	(1,099)
Sales and marketing	(2,191)	(1,736)	(1,296)
Provision for doubtful accounts	(1,858)	(1,050)	(1,073)
General and administrative	(963)	(766)	(661)
Total operating expenses	(6,946)	(5,383)	(4,129)
Income from operations	2,631	2,207	1,069

Other income (expenses):
Interest income and other financial gains	148	135	44
Interest expense and other financial losses	(165)	(174)	(135)
Foreign currency losses, net	(182)	(615)	(198)
Net income before income tax expense and equity in earnings of unconsolidated entity	2,432	1,553	780

Income tax expense	(521)	(569)	(298)
Equity in earnings of unconsolidated entity	—	3	—
Net income	$1,911	$987	$482
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior years results to our audited consolidated financial statements for further details.

	Year Ended December 31,
	2024	2023	2022
Basic earning per share
Basic net income available to shareholders per common share	$37.69	$19.64	$9.57
Weighted average of outstanding common shares	50,697,428	50,262,302	50,345,353
Diluted earning per share
Diluted net income available to shareholders per common share	$37.69	$19.46	$9.53
Weighted average of outstanding common shares	50,697,428	51,006,860	51,335,621
The accompanying notes are an integral part of these audited consolidated financial statements.
80 | MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2024, 2023 and 2022
(In millions of U.S. dollars)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,911	$987	$482
Other comprehensive (loss) income, net of income tax:
Currency translation adjustment	(640)	178	61
Unrealized gains on investments	3	—	—
Tax expense on unrealized gains on investments	(1)	—	—
Unrealized gains (losses) on hedging activities	15	(13)	(33)
Tax (expense) benefit on unrealized gains (losses) on hedging activities	(5)	2	9
Less: Reclassification adjustment for gains (losses) on hedging activities included in cost of net revenues and financial expenses, interest expense and other financial losses and foreign currency losses, net	3	(11)	(20)
Less: Reclassification adjustment for estimated tax (expense) benefit on unrealized gains (losses)	(1)	4	6
Total other comprehensive (loss) income, net of income tax	(630)	174	51
Total comprehensive income	$1,281	$1,161	$533
The accompanying notes are an integral part of these audited consolidated financial statements.
81 | MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Statements of Equity
For the years ended December 31, 2024, 2023 and 2022
(In millions of U.S. dollars)

	Common stock		Additional paid-in capital	Treasury Stock (1)	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2021	50	$—	$2,439	$(790)	$397	$(515)	$1,531
Changes in accounting standards	—	—	(131)	—	34	—	(97)
Balance as of December 31, 2021 Restated	50	$—	$2,308	$(790)	$431	$(515)	$1,434
Common Stock repurchased	—	—	—	(147)	—	—	(147)
Stock-based compensation — restricted shares issued	—	—	1	(1)	—	—	—
Shares granted	—	—	—	7	—	—	7
Net income	—	—	—	—	482	—	482
Other comprehensive Income	—	—	—	—	—	51	51
Balance as of December 31, 2022	50	$—	$2,309	$(931)	$913	$(464)	$1,827
Changes in accounting standards	—	—	—	—	1	—	1
Balance as of December 31, 2022 Restated	50	$—	$2,309	$(931)	$914	$(464)	$1,828
Capped call settlement	—	—	412	(412)	—	—	—
Stock-based compensation — restricted shares issued	—	—	1	—	—	—	1
Conversion of 2028 Convertible Notes	—	—	(952)	1,389	—	—	437
Common Stock repurchased	—	—	—	(356)	—	—	(356)
Net income	—	—	—	—	987	—	987
Other comprehensive Income	—	—	—	—	—	174	174
Balance as of December 31, 2023	50	$—	$1,770	$(310)	$1,901	$(290)	$3,071
Common Stock repurchased	—	—	—	(1)	—	—	(1)
Net income	—	—	—	—	1,911	—	1,911
Other comprehensive loss	—	—	—	—	—	(630)	(630)
Balance as of December 31, 2024	50	$—	$1,770	$(311)	$3,812	$(920)	$4,351
(1) As of December 31, 2024 the Company held 225,474 shares as treasury stock.
The accompanying notes are an integral part of these audited consolidated financial statements.
82 | MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2024, 2023 and 2022
(In millions of U.S. dollars)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operations:
Net income	$1,911	$987	$482
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of unconsolidated entity	—	(3)	—
Unrealized foreign currency losses, net	286	487	411
Impairment of digital assets	—	—	12
Depreciation and amortization	617	524	403
Accrued interest and financial income	(415)	(311)	(166)
Non cash interest expense and amortization of debt issuance costs and other charges	114	113	122
Provision for doubtful accounts	1,858	1,050	1,073
Provision for contingencies	176	335	16
Results on derivative instruments	(42)	39	66
Results on digital assets at fair value	(25)	(14)	—
Long term retention program (“LTRP”) accrued compensation	261	167	84
Deferred income taxes	(243)	(284)	(97)
Changes in assets and liabilities:
Accounts receivable	(157)	(92)	(71)
Credit card receivables and other means of payments	(2,530)	(1,321)	(1,084)
Inventories	(113)	(69)	114
Other assets	(308)	(55)	(87)
Payables and accrued expenses	1,595	1,225	449
Funds payable to customers	3,605	1,502	1,044
Amounts payable due to credit and debit card transactions	1,213	693	128
Other liabilities	(114)	(88)	(82)
Interest received from investments	229	255	123
Net cash provided by operating activities	7,918	5,140	2,940
Cash flows from investing activities:
Purchases of investments	(16,710)	(18,936)	(12,694)
Proceeds from sale and maturity of investments	13,962	18,100	11,023
Payments for acquired businesses, net of cash acquired	(6)	—	—
Receipts from settlements of derivative instruments	29	—	1
Payments from settlements of derivative instruments	(14)	(58)	(45)
Changes in loans receivable, net	(4,688)	(2,047)	(1,701)
Investments of property and equipment and intangibles assets	(860)	(509)	(455)
Net cash used in investing activities	(8,287)	(3,450)	(3,871)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	19,472	24,963	17,017
Payments on loans payable and other financing liabilities	(17,461)	(24,841)	(15,933)
Payments of finance lease liabilities	(51)	(33)	(20)
Common Stock repurchased	(1)	(356)	(148)
Net cash provided by (used in) financing activities	1,959	(267)	916
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(739)	(938)	(270)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	851	485	(285)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the year	3,848	3,363	3,648
Cash, cash equivalents, restricted cash and cash equivalents, end of the year	$4,699	$3,848	$3,363
The accompanying notes are an integral part of these audited consolidated financial statements.

83 | MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2024, 2023 and 2022
(In millions of U.S. dollars)

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow information:
Cash paid for interest	$456	$608	$247
Cash paid for income tax	1,052	651	437

Non-cash financing activities:
Finance lease liabilities	$52	$99	$18
Convertible Senior Notes Due 2028	—	437	—

Non-cash transactions:
Right-of-use assets obtained under operating leases	$516	$314	$317
Property and equipment obtained under finance leases	52	99	18
Contingent considerations and escrows from acquired business	4	—	—

The accompanying notes are an integral part of these audited consolidated financial statements.
84 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 1. NATURE OF BUSINESS
MercadoLibre, Inc. (“MercadoLibre”, and together with its consolidated entities, the “Company”) was incorporated in the state of Delaware, in the U.S., in October 1999. MercadoLibre is the largest online commerce and fintech ecosystem in Latin America. The Company’s ecosystem provides consumers and merchants with a complete portfolio of services to enable buying and selling online and processing payments online and offline, as well as offer a wide array of simple day-to-day financial services.
The Company enables commerce through its marketplace platform, which allows users to buy and sell in most of Latin America. Through Mercado Pago, the fintech platform, MercadoLibre offers a comprehensive set of financial technology services to users of its e-commerce platform, and to users outside of its e-commerce platform; through Mercado Envios, MercadoLibre facilitates the shipping of goods from the Company and sellers to buyers; through the advertising products, MercadoLibre facilitates advertising services for large retailers and brands to promote their products and services on the web; through Mercado Shops, MercadoLibre allows users to set-up, manage, and promote their own online web-stores under a subscription-based business model; through the lending solution, MercadoLibre extends loans to certain merchants and consumers; and through Mercado Fondo, MercadoLibre allows users to invest funds deposited in their Mercado Pago accounts.
As of December 31, 2024, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre's fintech platform, Mercado Pago, is present in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The accompanying audited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and consolidated Variable Interest Entities (“VIE”). Investments in entities where the Company holds joint control, but not control, over the investee are accounted for using the equity method of accounting. As of December 31, 2024, the Company had no investments where it has the ability to exercise joint control. These audited consolidated financial statements are stated in U.S. dollars, except for where otherwise indicated. Intercompany transactions and balances have been eliminated for consolidation purposes.
Substantially all net revenues and financial income, cost of net revenues and financial expenses and operating expenses, are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill and operating lease right-of-use assets located in the foreign jurisdictions totaled $2,632 million and $2,321 million as of December 31, 2024 and 2023, respectively.
The presentation of certain prior year figures has been modified to conform to the current year presentation. Also, see below section "Change in the presentation of certain financial results and reclassification of prior years results" for information regarding the change in the presentation of the statements of income and section Recently Adopted Accounting Standards of this note for other changes.
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
Change in the presentation of certain financial results and reclassification of prior years results
Change in the presentation of certain financial results
Mercado Pago Fintech platform operations have significantly evolved during the last several years, not only because of the increase in the volume of transactions but also as a result of transitioning from being a non-regulated business to a regulated business, subject to the oversight of central banks and other regulators in the various countries in which the Company operates (refer to Note 3 – Fintech Regulations for further details).
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
85 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
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
Reclassification of prior years results
According to the Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, the Company should present in a consistent manner all periods presented within the accompanying audited consolidated financial statements. Therefore, prior years balances have been reclassified for consistency with the current presentation.
This reclassification did not have an impact on previously reported net income, earnings per share, retained earnings or other components of equity or total equity.
The following table, recast for the changes summarized above, presents statement of income line items affected by the revisions and reclassifications of previously reported financial statements, detailing amounts previously reported, the impact upon those line items due to reclassifications and amounts as currently revised within the financial statements:
86 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	As reported	Reclassification	Recast	As reported	Reclassification	Recast
	(In millions)			(In millions)
Net service revenues and financial income	$12,983	$634	$13,617	$9,442	$243	$9,685
Net product revenues	1,490	—	1,490	1,095	—	1,095
Net revenues and financial income	14,473	634	15,107	10,537	243	10,780
Cost of net revenues and financial expenses	(7,267)	(250)	(7,517)	(5,374)	(208)	(5,582)
Gross profit	7,206	384	7,590	5,163	35	5,198

Operating expenses:
Product and technology development	(1,831)	—	(1,831)	(1,099)	—	(1,099)
Sales and marketing	(1,736)	—	(1,736)	(1,296)	—	(1,296)
Provision for doubtful accounts	(1,050)	—	(1,050)	(1,073)	—	(1,073)
General and administrative	(766)	—	(766)	(661)	—	(661)
Total operating expenses	(5,383)	—	(5,383)	(4,129)	—	(4,129)
Income from operations	1,823	384	2,207	1,034	35	1,069

Other income (expenses):
Interest income and other financial gains	723	(588)	135	265	(221)	44
Interest expense and other financial losses	(378)	204	(174)	(321)	186	(135)
Foreign currency losses, net	(615)	—	(615)	(198)	—	(198)
Net income before income tax expense and equity in earnings of unconsolidated entity	1,553	—	1,553	780	—	780

Income tax expense	(569)	—	(569)	(298)	—	(298)
Equity in earnings of unconsolidated entity	3	—	3	—	—	—
Net income	$987	$—	$987	$482	$—	$482
Furthermore, the following tables, recast for the changes summarized above, present net revenues per reporting segment (which have been disaggregated by similar products and services), detailing amounts previously reported, the impact upon those line items due to reclassifications and amounts as currently revised within the financial statements for the years ended December 31, 2023 and 2022:
87 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

	Year Ended December 31, 2023
As reported	Brazil	Mexico	Argentina	Other countries	Total
	(In millions)
Commerce services	$3,655	$1,653	$1,036	$410	$6,754
Commerce products sales	857	326	225	39	1,447
Total commerce revenues	4,512	1,979	1,261	449	8,201
Fintech services	1,910	296	1,292	185	3,683
Credit revenues	1,155	699	684	8	2,546
Fintech products sales	18	11	3	11	43
Total fintech revenues	3,083	1,006	1,979	204	6,272
Total net revenues	$7,595	$2,985	$3,240	$653	$14,473

	Year Ended December 31, 2023
Reclassification	Brazil	Mexico	Argentina	Other countries	Total
	(In millions)
Financial services and income	$226	$86	$310	$12	$634
Total fintech revenues	226	86	310	12	634
Net revenues and financial income	$226	$86	$310	$12	$634

	Year Ended December 31, 2023
Recast	Brazil	Mexico	Argentina	Other countries	Total
	(In millions)
Commerce services	$3,655	$1,653	$1,036	$410	$6,754
Commerce products sales	857	326	225	39	1,447
Total commerce revenues	4,512	1,979	1,261	449	8,201
Financial services and income	2,136	382	1,602	197	4,317
Credit revenues	1,155	699	684	8	2,546
Fintech products sales	18	11	3	11	43
Total fintech revenues	3,309	1,092	2,289	216	6,906
Net revenues and financial income	$7,821	$3,071	$3,550	$665	$15,107

	Year Ended December 31, 2022
As reported	Brazil	Mexico	Argentina	Other countries	Total
	(In millions)
Commerce services	$2,585	$1,036	$814	$329	$4,764
Commerce products sales	487	246	271	40	1,044
Total commerce revenues	3,072	1,282	1,085	369	5,808
Fintech services	1,464	152	904	125	2,645
Credit revenues	1,102	421	506	4	2,033
Fintech products sales	28	9	5	9	51
Total fintech revenues	2,594	582	1,415	138	4,729
Total net revenues	$5,666	$1,864	$2,500	$507	$10,537
88 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

	Year Ended December 31, 2022
Reclassification	Brazil	Mexico	Argentina	Other countries	Total
	(In millions)
Financial services and income	$132	$29	$75	$7	$243
Total fintech revenues	132	29	75	7	243
Net revenues and financial income	$132	$29	$75	$7	$243

	Year Ended December 31, 2022
Recast	Brazil	Mexico	Argentina	Other countries	Total
	(In millions)
Commerce services	$2,585	$1,036	$814	$329	$4,764
Commerce products sales	487	246	271	40	1,044
Total commerce revenues	3,072	1,282	1,085	369	5,808
Financial services and income	1,596	181	979	132	2,888
Credit revenues	1,102	421	506	4	2,033
Fintech products sales	28	9	5	9	51
Total fintech revenues	2,726	611	1,490	145	4,972
Net revenues and financial income	$5,798	$1,893	$2,575	$514	$10,780

Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, accounting and disclosures for allowance for doubtful accounts and chargeback provisions, inventories valuation reserves, recoverability of goodwill, intangible assets with indefinite useful lives and deferred tax assets, impairment of cash and cash equivalents, short-term and long-term investments, impairment of long-lived assets, separation of lease and non lease components for aircraft leases, asset retirement obligation, compensation costs relating to the Company’s long term retention program, fair value of certain loans payable and other financial liabilities, fair value of loans receivable, fair value of derivative instruments, income taxes, contingencies and determination of the incremental borrowing rate at commencement date of lease operating agreements. Actual results could differ from those estimates.
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less since holding the investment, consisting primarily of money market funds, time deposits and U.S. and foreign government debt securities, to be cash equivalents.
The Company’s Management assesses balances for credit losses included in cash and cash equivalents and restricted cash and cash equivalents, except for those recorded at fair value with impact on the consolidated statements of income, based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models. The Company did not recognize any material credit loss on the cash and cash equivalents and restricted cash and cash equivalents for the years ended December 31, 2024, 2023 and 2022.
Time deposits are valued at amortized cost plus accrued interest. Money market funds, U.S. and foreign government debt securities (including Central Bank of Brazil and Central Bank of Uruguay mandatory guarantees) are valued at fair value. See Note 11 – Fair value measurement of assets and liabilities of these audited consolidated financial statements for further details.
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
89 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
U.S. and foreign government debt securities (including Central Bank of Brazil and Central Bank of Uruguay mandatory guarantees) are valued at fair value. See Note 11 – Fair value measurement of assets and liabilities of these audited consolidated financial statements for further details.
Investments are classified as current or non-current depending on their maturity dates or when it is expected to be converted into cash, depending on the investment.
The Company’s Management assesses balances for credit losses included in short and long-term investments, except for those recorded at fair value with impact on the consolidated statements of income, based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models. The Company did not recognize any material credit loss on the short and long-term investments for the years ended December 31, 2024, 2023 and 2022.
Fair value option applied to certain investments
Under ASC 825, U.S. GAAP provides an option to elect fair value with impact on the statement of income as an alternative measurement for certain financial instruments and other items on the balance sheet.
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
Credit card receivables and other means of payments, net
Credit card receivables and other means of payments mainly relate to the Company’s payments solution and arise due to the time taken to clear transactions through external payment networks either during the time required to collect the installments (which may be one or more than one installment) or during the period of time until those credit card receivables are sold to financial institutions. Also, the Company has arrangements with some unaffiliated entities under which MercadoLibre users are able to fund their Mercado Pago accounts by depositing an equivalent amount with the unaffiliated entity. In some of these arrangements, MercadoLibre credits the Mercado Pago account before the unaffiliated entity transfers the funds to MercadoLibre to settle the transaction. The amounts pending settlement are recognized in the consolidated balance sheets as credit card receivables and other means of payments.
Credit card receivables and other means of payments are presented net of the related allowance for chargebacks and doubtful accounts.
The Company is exposed to losses due to credit card fraud and other payment misuse. Provisions for these items represent the Company’s estimate of actual losses based on its historical experience, as well as economic conditions.
Loans receivable, net
Loans receivable represent credits granted to certain merchants and consumers through the Company’s own lending solution. Merchant and consumers credits are repaid in a period ranging between 7 days and 60 months.
Loans receivable are reported at amortized cost, which includes outstanding principal balances plus estimated collectible interest, net of allowance for doubtful accounts. Past due are those loans where customers have failed to make payments in accordance with the contractual terms of their loans. The Company places loans on non-accrual status at 90 days past due, except for credit card loans which are placed on non-accrual status 60 to 65 days past due. Interests related to loans on non-accrual status are recognized on cash-basis.
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

90 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
CECL estimate required a complex and high degree of Management’s judgment. Information provided a wider series of historical data and the lending business showed a growth in related balances and transactions which led Management to continue enhancing the models used to develop this estimate. CECL represents the present value of the uncollectible portion of the principal, interest, late fees, and other allowable charges. The allowance for doubtful accounts is recorded as a charge to provision for doubtful accounts.
Loans receivable
Loans receivable in this portfolio include the products that the Company offers to merchant, consumer, credit card and asset-backed users.
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
The probability of default is an estimation of the likelihood that a loan receivable will default over a given time horizon. For most of the products, probability of default models (“PD”) are estimated using a survival methodology; these PD are constructed using individual default information through time, taking into account the expected future delinquency rate (forward-looking models) using three probability-weighted macroeconomic scenarios (base, optimistic and pessimistic) following the increased complexity and possible outcomes of the global, regional and domestic macroeconomic performance, so that the models include macroeconomic outlook or projections and recent performance. With this model, the Company estimates marginal monthly default probabilities for each delinquency bucket, type of product and country. Each marginal monthly probability of default represents a different possible scenario of default. However, for new products with limited historical information such as asset-backed loans, the Company is using a work-out approach for the estimation of the PD.
The exposure at default is equal to the receivables’ expected outstanding principal, interest and other allowable balances. The Company estimates the exposure at default that the portfolio of loans would have in each possible moment of default, meaning for each possible scenario mentioned above. For credit cards loans the Company estimates an amortization scheme based on historical information. Also, for Brazilian credit cards loans the Company uses, as applicable, a one month credit conversion factor (“CCF”) estimated according to terms and conditions, considering the increase in the volume of credit cards portfolio.
The loss given default (“LGD”) is the percentage of the exposure at default that is not recoverable. The LGD is estimated using work-out and Chainladder approaches. This percentage depends on days past due, type of product and country, and is estimated by measuring an average of historical recovery rates from defaulted credits. For asset-backed loans, since there is almost no information to apply either a work-out or Chainladder approach, the Company is using a Basel III-based LGD for credit risk management.
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
91 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Transfer of financial assets
The Company may sell credit card receivables and loans receivable to financial institutions, included within “Credit card receivables and other means of payments, net” and “Loans receivable, net”. These transactions may qualify to be accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received and (3) the transferor does not maintain effective control over the transferred assets. When all the conditions are met, the Company derecognizes the corresponding financial asset from its consolidated balance sheets. As of December 31, 2024 and 2023, Accounts payable and accrued expenses include $898 million and $159 million, respectively, related to the sale of credit card receivables from Mercado Libre S.R.L. (payment aggregator) of payments transactions processed by Mercado Pago Servicios de Procesamiento S.R.L. (payment acquirer) in Argentina.
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
During the years ended December 31, 2024 and 2023, no single customer accounted for more than 5% of net revenues and financial income. As of December 31, 2024 and 2023, no single customer, except for credit card processing companies, accounted for more than 5% of accounts receivable and loans receivable. Credit card receivables and other means of payments, net line of the consolidated balance sheets shows the Company’s credit exposure to not more than 10 entities in each of the countries where the Company offers its payments solution.
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
Costs related to the planning and post implementation phases of website development are recorded as an operating expense. Direct costs incurred in the development phase of website are capitalized and amortized using the straight-line method over an estimated useful life of three years. During 2024 and 2023, the Company capitalized $292 million and $240 million, respectively.
Leases
The Company determines if an arrangement is a lease at inception. Leases that grant the Company an option to purchase the underlying asset that the Company is reasonably certain to exercise and leases with a lease term for the major part of the remaining economic life of the underlying asset are classified as finance leases. Right-of-use (“ROU”) assets acquired under finance leases are recorded in “Property and equipment, net.” All other leases are classified as operating leases. Operating leases are included in operating lease right-of-use assets and operating lease liabilities in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term, which is a non-monetary asset, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease, which is a monetary liability.
Lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company uses incremental borrowing rates and internal rate of return for operating and finance leases, respectively, based on the information available at commencement date in determining the present value of lease payments. The lease ROU asset also includes any lease prepaid payments made. In addition, the Company elected to not separate lease components, except for aircraft for which the Company allocates payments to the lease and other services components based on estimated stand-alone prices. The Company also elected to keep leases with an initial term of 12 months or less off of the balance sheet.
92 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
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
Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Finance lease ROU assets are amortized on a straight-line basis over the lease term, or over the remaining useful life of the underlying asset if the Company is reasonably certain to exercise the purchase option, when applicable. The interest component of a finance lease is included in “Interest expense and other financial losses” within the consolidated statements of income, and recognized using the effective interest method over the lease term.
The Company establishes assets and liabilities for the present value of estimated future costs to retire long-lived assets at the termination or expiration of a lease. Such assets are amortized over the lease period into Cost of net revenues and financial expenses and operating expenses, and the recorded liabilities are accreted to the future value of the estimated retirement costs.
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
Intangible assets at fair value
The Company accounts for its digital assets as indefinite-lived intangible assets, in accordance with ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets. The Company has ownership of and control over its digital assets and uses third-party custodial services to store its digital assets. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at fair value with changes recognized in the consolidated statements of income, within the “General and administrative” line item. The Company determines the fair value of its digital assets in accordance with ASC 820, Fair Value Measurement.
Impairment of long-lived assets
The Company reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The impairment evaluation is performed at the lowest level of identifiable cash flows independent of other assets. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such asset is considered to be impaired on this basis, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of such asset. As of December 31, 2024 there were no events or changes in circumstances that indicate that the carrying value of an asset may not be recoverable.
Impairment of goodwill and intangible assets with indefinite useful life
Goodwill and intangible assets with indefinite useful life are reviewed at the end of the year for impairment or more frequently, if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level (considering each segment of the Company as a reporting unit) by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of such reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is impaired.
As of December 31, 2024, the Company performed its annual goodwill impairment analysis. The Company’s annual impairment analysis included a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. After performing a qualitative impairment test, the Company concluded that it was more likely than not that the fair value of each reporting unit of the Company exceeds its carrying value. Accordingly, there was no indication of impairment and the quantitative impairment test was not performed.
No impairment loss has been recognized in the years ended December 31, 2024, 2023 and 2022.
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
93 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
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
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to global intangible low-taxed income (“GILTI”) as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method. Accordingly, the Company was not required to record any impact in connection with the potential GILTI tax as of December 31, 2024 and 2023, respectively.
Uncertainty in income taxes
The Company recognizes, if any, uncertainty in income taxes by applying the accounting prescribed by U.S. GAAP, for which a more likely than not recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return should be considered. It also provides guidance on derecognition, classification of a liability for unrecognized tax benefits, accounting for interest and penalties, accounting in interim periods and expanded income tax disclosures. The Company classifies interest and penalties within income tax expense, in the consolidated statements of income.
The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities primarily include Argentina (for tax year 2018 onwards), the U.S. (for tax year 2021 onwards), Brazil and Mexico (for tax year 2019 onwards).
Tax incentives
ICMS tax benefits
eBazar.com.br Ltda., a Brazilian wholly-owned subsidiary of the Company, has ICMS (Imposto sobre Circulação de Mercadorias, Serviços de Transporte Interestadual, Intermunicipal e Comunicação) tax incentives granted by the State of Minas Gerais in the form of tax credits, through a special regime signed with the State by means of a term of agreement, which are aimed at implementing and expanding business in that State. The Company accounted for the tax benefit netting against cost of net revenues and financial expenses for $103 million, $69 million and $36 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Social Contribution on Gross Revenues
Meli Developers Brasil Ltda., a Brazilian wholly-owned subsidiary of the Company which provides IT services, has been granted access to the Social Contribution on Gross Revenues (“CPRB” according to its Portuguese acronym) Regime. This regime was extended from December 31, 2023, to December 31, 2024. The CPRB Regime comprised the payment of social security contributions at a 4.5% rate over the gross revenues, as opposed to 20% over the compensation paid to employees. The Company accounted for the tax benefit netting against product and development technology expenses for $24 million, $24 million and $9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Derivative financial instruments
The Company’s operations are in various foreign currencies and consequently are exposed to foreign currency risk. Additionally, the funding of its operations through variable rate financial debt makes the Company exposed to interest rate fluctuation risks. As a consequence, the Company uses derivative instruments to reduce the volatility of earnings and cash flows which were designated as hedges. All outstanding derivatives are recognized in the Company’s consolidated balance sheets at fair value. The designated derivative’s gain or loss in a cash flow hedge is initially reported as a component of accumulated other comprehensive loss and is subsequently reclassified into the consolidated statements of income in the financial statement line item in which the variability of the hedged item is recorded in the period the forecasted transaction affects earnings. The designated derivative’s gain or loss in the net investment hedge is reported as a component of accumulated other comprehensive loss. The gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the consolidated statements of income in the same period that the interest expense affects earnings. Cash flows associated with the cash flow and net investment hedges are included in cash flows from investing activities on the consolidated statements of cash flows.
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
94 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
The Company also uses future contracts to hedge the interest rate exposure of its asset-backed loan portfolio originated in Brazil. In these cases, where the assets included in the portfolio share the same risk exposure, the Company designated the future contracts as fair value hedges under the portfolio layer method. The derivative’s gain or loss is reported in the consolidated statements of income in the same line items as the change in the value of the financial assets due to the hedged risks. Accordingly, the Company unlocks its portfolio's fixed rate to mitigate the effect of interest rate fluctuations. Cash flows associated with the fair value hedges are included in cash flows from investing activities on the consolidated statements of cash flows.
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
Funds payable to customers
Funds payable to customers relate to the Company’s digital account and are originated by the amounts due to users held by the Company. Funds, net of any amount due to the Company by the user, are maintained in the user’s current account until withdrawal is requested by the user. See Note 3 – Fintech Regulations of these audited consolidated financial statements for additional information on regulations over Mercado Pago business.
Amounts payable due to credit and debit card transactions
Amounts payable due to credit and debit card transactions are originated by purchase transactions carried out by the Company’s customers with debit and credit cards issued by the Company.
Provision for buyer protection program
The buyer protection program (“BPP”) is designed to protect buyers in the Marketplace from losses due primarily to fraud or counterparty non-performance for all transactions completed through the Company’s online payment solution Mercado Pago (except for certain excluded categories). The Company’s BPP provides protection to consumers by reimbursing them for the total value of a purchased item and the value of any shipping service paid if it does not arrive, arrives incomplete or damaged, does not match the seller’s description or if the buyer regrets the purchase. The Company is entitled to recover from the third-party carrier companies performing the shipping service certain amounts paid under the BPP. Furthermore, in some specific circumstances, the Company enters into insurance contracts with third-party insurance companies in order to cover contingencies that may arise from the BPP. Provisions for BPP represent the Company’s estimate of probable losses based on its historical experience. The charge for the provision for BPP is recognized in sales and marketing expense line of the consolidated statements of income. See Note 16 – Commitments and Contingencies of these audited consolidated financial statements for further details.
Share-based payments
The liability related to the variable portion of the long term retention programs is remeasured at fair value. See Note 17 – Long term retention program of these audited consolidated financial statements for more details.
Meli Dólar liability
Meli Dólar is a stablecoin issued by the Company that is pegged to the U.S. dollar. Members of the Company’s loyalty program receive their cashback in Meli Dólar and all Mercado Pago users can buy, hold and sell the stablecoin without any fees. The Company has elected to measure the liability related to the Meli Dólar program, which corresponds to the holding by third-parties of the Company’s stablecoin, at fair value.
Treasury stock
Equity instruments of the Company that are repurchased by the Company are recognized at cost and deducted from equity. If the repurchase of the Company’s stock is carried out at a price significantly in excess of the current market price, there is a presumption that the repurchase price includes amounts attributable to items other than the stock repurchased; therefore, the Company uses the quoted market price of the common stock for purposes of determining the fair value of the treasury stock. See Note 24 – Share repurchase program of these audited consolidated financial statements for further details.
Comprehensive income
Comprehensive income is comprised of two components, net income and other comprehensive (loss) income. This last component is defined as all other changes in the equity of the Company that result from transactions other than with shareholders. Other comprehensive (loss) income includes the cumulative adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries, unrealized gains and losses on investments classified as available-for-sale, on hedging activities and the corresponding tax effects. Total comprehensive income for the years ended December 31, 2024, 2023 and 2022 amounted to $1,281 million, $1,161 million and $533 million, respectively.
95 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
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
Argentine currency status and macroeconomic outlook
As of July 1, 2018, the Company transitioned its Argentine operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company. Argentina’s annual inflation rate for the years ended December 31, 2024, 2023 and 2022 was 117.8%, 211.4% and 94.8%, respectively.
The Company uses Argentina’s official exchange rate to account for transactions in the Argentine segment, which as of December 31, 2024, 2023 and 2022 was 1,032.00, 808.45 and 177.16, respectively, against the U.S. dollar. For the years ended December 31, 2024, 2023 and 2022, Argentina’s official exchange rate against the U.S. dollar increased 27.7%, 356.3% and 72.5%, respectively.
The following table sets forth the assets, liabilities and net assets of the Company’s Argentine subsidiaries and consolidated VIEs, before intercompany eliminations, as of December 31, 2024 and December 31, 2023:

	December 31,
	2024	2023
	(In millions)
Assets	$5,562	$3,298
Liabilities	4,181	1,878
Net assets	$1,381	$1,420
The following table provides information relating to net revenues and financial income and direct contribution (see Note 10 – Segments of these audited consolidated financial statements for definition of direct contribution) for the years ended December 31, 2024, 2023 and 2022 of the Company’s Argentine subsidiaries and consolidated VIEs:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net revenues and financial income	$3,818	$3,550	$2,575
Direct contribution	1,675	1,680	1,063
Argentine exchange regulations
Since the second half of 2019, the Argentine government instituted exchange controls restricting the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. An entity’s authorization request to the Central Bank of Argentina (“CBA”) to access the official exchange market to make foreign currency payments may be denied depending on the circumstances. As a result of these exchange controls, markets in Argentina developed trading mechanisms, in which an entity or individual buys U.S. dollar denominated securities in Argentina (i.e. shares, sovereign debt) using Argentine Pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as “Blue Chip Swap Rate”). Recently, the Blue Chip Swap Rate has diverged significantly from Argentina’s official exchange rate (commonly known as the exchange spread), being the Blue Chip Swap Rate has been higher than Argentina’s official exchange rate. As of December 31, 2024 and 2023, the spread of the Blue Chip Swap was 14.7% and 20.4%, respectively (see Note 24 – Share repurchase program of these audited consolidated financial statements).
96 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
As part of the exchange controls, since 2019, the Argentine government imposes a tax on the acquisition of foreign currency through the official exchange market in certain circumstances. On July 24, 2023, through the Executive Power Decree No. 377/2023, the Argentine government extended the application of this tax to the following cases: (i) certain services acquired from abroad or services rendered by foreign residents in Argentina (i.e. technical, legal, accounting, management, advertising, engineering, audiovisual services, among others), which will be subject to a 25% tax rate, (ii) freight and other transportation services for import and export of goods, which will be subject to a 7.5% tax rate; and (iii) imported goods, which will be subject to a 7.5% tax rate, with certain exemptions (such as fuels and products of the basic food basket). Later, the Decree No. 29/2023, modified the tax rate for the cases mentioned above under ii) and iii) from 7.5% to 17.5%. On September 2, 2024, the Decree No. 777/2024 reestablished the tax rate for cases ii) and iii) mentioned above from 17.5% to 7.5%. Finally, on December 18, 2024, the General Resolution 5,617/2024 confirmed that the maturity of this tax would not be prolonged and, therefore, it ceased to be valid as of December 23, 2024.
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
■Revenues from shipping services are generated when a buyer elects to receive an item through the Company’s shipping service and the service is rendered to the customer. When the Company acts as an agent, revenues derived from the shipping services are recognized at the time the transaction is successfully concluded for third-party sales, and presented net of the transportation costs charged by third-party carriers. When the Company acts as principal, revenues derived from the shipping services are recognized upon delivery of the good to the customer, and presented on a gross basis. As part of the Company’s business strategy, shipping costs may be fully or partially subsidized at the Company’s option. In addition, the Company generates storage fees, which are charged to sellers for utilizing the Company’s fulfillment facilities, and are recognized over time.
■Revenues from inventories sales are generated when control of the good is transferred to the Company’s customers, which occurs upon delivery to the customer.
■Revenues from advertising services provided to sellers, vendors, brands and others, through different products (Product Ads, Brand Ads, Display Ads and Video Ads) and display formats, are recognized based on the number of clicks and impressions, respectively.
■Classified advertising services are recorded as revenue ratably during the listing period. Those fees are charged at the time the listing is uploaded onto the Company’s platform and are not subject to successful sale of the items listed.
Fintech transactions
■Revenues from commissions the Company charges for transactions off-platform derived from the use of the Company’s payments solution or Mercado Pago, credit and debit cards, revenues from commissions the Company charges for its asset management product, and revenues derived from insurtech transactions, are recognized once the transaction is considered completed, when the payment is processed by the Company, net of rebates granted. The Company also earns revenues as a result of offering installments to its Mercado Pago users, either when the Company finances the transactions directly or when the Company sells the corresponding financial assets to financial institutions. When the Company finances the transactions directly, the financing component is separated from the revenue amount and is recognized over the financing period using the interest method. When the Company sells the corresponding financial assets to financial institutions, the result of such sale is accounted for as financing revenues net of financing costs at the time of transfer of the financial assets. The aggregate gain included in “Financial services and income” revenues arising from financing transactions and sales of financial assets, net of the costs recognized on sale of credit card receivables, is $1,767 million, $1,440 million and $1,054 million, for the years ended December 31, 2024, 2023 and 2022, respectively.
■Revenues from sale of mobile point of sale products are recognized when control of the good is transferred, which occurs upon delivery to the customer.
■Revenues from interest earned on loans granted to merchants and consumers, and credit card transactions are recognized over the period of the loan and are based on effective interest rates. The Company places loans on non-accrual status at 90 days past due, except for credit card loans which are placed on non-accrual status 60 to 65 days past due.
97 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
■Interest earned on cash and investments as part of Mercado Pago activities, net of interest gains pass through our Brazilian users in connection with our asset management product, are recognized over the period of the investment and are based on effective interest rates or changes in its fair value, depending on the valuation technique of the investment (please refer to sections "Cash and cash equivalents" and "Investments" for further details).
When more than one service is included in one single arrangement with the same customer, the Company recognizes revenue according to multiple element arrangements accounting, distinguishing between each of the services provided and allocating revenues based on their respective estimated selling prices.
Revenues recognized under ASC 606 “Revenue from contracts with customers” amounted to $15,137 million, $10,487 million and $7,450 million for the years ended December 31, 2024, 2023 and 2022, respectively. Revenues not recognized under ASC 606 amounted to $5,640 million, $4,620 million and $3,330 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Accounts receivable and credit card receivables and other means of payments are presented net of allowance for doubtful accounts and chargebacks of $42 million and $42 million as of December 31, 2024 and 2023, respectively. See Note 7 – Loans receivable, net of these audited consolidated financial statements for information related to the allowance for doubtful accounts with respect to the Company’s loans receivable.
Contract liabilities from contracts with customers consists of fees received related to unsatisfied performance obligations at the end of the year in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Contract liabilities from contracts with customers as of December 31, 2023 was $51 million, of which substantially all was recognized as revenue during the year ended December 31, 2024.
As of December 31, 2024, total contract liabilities from contracts with customers recognized within current other liabilities was $77 million, mainly due to fees related to classified advertising services billed, subscriptions and loyalty programs, shipping services and inventory sales that are expected to be recognized as revenue in the coming months.
Sales tax
The Company’s subsidiaries in Brazil, Argentina and Colombia are subject to certain sales taxes which are classified as cost of net revenues and financial expenses and totaled $1,367 million, $1,165 million and $812 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Brazilian Tax Reform
In December 2023 the Brazilian National Congress approved a tax reform that will change the consumption taxation (goods and services), replacing ICMS (State tax) and ISS (Municipal tax) by IBS (Goods and Services Tax) and PIS/COFINS (Federal taxes) by CBS (Goods and Services Federal Tax). Overall, IBS and CBS will have a single flat rate, around 28% according to current studies, full non-cumulative system (taxpayer full entitlement to recover taxes paid in the previous transactions), and a 7-year transition, starting in 2026. Also, this change will simplify Brazilian tax legislation, which is expected to reduce tax litigation between taxpayers and the government.
In this regard, in January 2025, the first part of the regulation for the tax reform on consumption was approved. The text contains rules for the implementation of the CBS and IBS. For the CBS, the transition will be faster, starting in 2026 and ending in 2027. In contrast, the transition for the IBS will occur starting in 2029, with an end date in 2033.
Advertising costs
The Company expenses the costs of advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of clicks delivered over the total number of contracted clicks, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising costs for the years ended December 31, 2024, 2023 and 2022 amounted to $1,053 million, $787 million and $593 million, respectively.
98 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Recently Adopted Accounting Standards
On November 27, 2023, the FASB issued the Accounting Standard Update (“ASU”) 2023-07 “Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures”. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance should be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this guidance in the fourth quarter of 2024. Please refer to Note 10 – Segments of these audited consolidated financial statements for additional information.
On January 23, 2025, the SEC issued the Staff Accounting Bulletin (“SAB”) No. 122 to rescind the interpretive guidance in SAB No. 121 regarding the accounting for obligations to safeguard crypto-assets that an entity holds for platform users. SAB No. 122 is effective upon publication in the Federal Register and applies to entities on a fully retrospective basis in annual periods beginning after 15 December 2024. The changes can be applied in any earlier interim or annual period included in filings after the effective date. The Company adopted this guidance in the fourth quarter of 2024, removing both the “Customer crypto-assets safeguarding assets” and the “Customer crypto-assets safeguarding liabilities” line items from the consolidated balance sheets, with retrospective application (the amount of the related asset and liability as of December 31, 2023 arose to $34 million). This adoption did not have an impact on previously reported net income, earnings per share, retained earnings or other components of equity or total equity.
Accounting Pronouncements Not Yet Adopted
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
On November 4, 2024, the FASB issued the ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. The amendments in this update improve financial reporting by requiring disclosure of additional information about certain costs and expenses in the notes to financial statements at interim and annual reporting, such as the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption; a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027 (as clarified by ASU 2025-01). Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.
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
On January 2, 2024, article 28 of Law 14,690 came into force, which caps the total amount that may be charged to a credit card holder in the form of interest and financial charges at the value of the original debt. The BACEN also adopted rules in Resolution CMN N° 5,112 that provide guidance and define criteria for calculating the original value of the debt in card revolving and invoice financing operations. To comply with the new regulation, we reduced the duration of the credit card invoice financing plans beginning in January 2024.
On June 28, 2024, Law No. 14,905 was enacted, modifying Decree No. 22,626, known as the "Lei da Usura". The law came into force on August 28, 2024, resulting in operations undertaken with institutions authorized by the BACEN, such as Mercado Pago Instituição de Pagamento Ltda., no longer being subject to the previously imposed interest rate cap.
99 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Argentina
On May 18, 2023 and May 30, 2023, the CBA enacted new regulations establishing that (i) QR codes must be interoperable with credit card payments, effective as from May 1, 2024; and (ii) digital wallets that allow credit card payments by reading QR codes must be interoperable, effective as from July 29, 2024. These regulations also expanded the payment services providers (“PSP”) registry and established that certain entities that accept, acquire, aggregate or sub-acquire payments must be registered. Under these regulations, MercadoLibre S.R.L. was registered as a Payment Aggregator in the "Registry of Payment Service Providers" of the CBA on June 24, 2024 and as a Payment Accepter in the "Registry of Payment Service Providers" of the CBA on April 10, 2024. Mercado Pago Servicios de Procesamiento S.R.L. was registered as an Acquirer in the "Registry of Payment Service Providers" of the CBA on February 23, 2024.
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
On June 6, 2024, the CBA established that PSPOCP are no longer required to distribute the returns generated by their clients' funds. However, financial institutions are still required to set up a reserve of 100% of the customer funds deposited by Mercado Pago and may invest up to 45% of those funds in Argentine bonds.
On June 4, 2024, Mercado Pago Inversiones S.R.L. was established. After its registration in the General Inspection of Justice on August 9, 2024, on September 2, 2024, this subsidiary requested a Comprehensive Settlement and Clearing Agent license to the Argentinian National Securities Commission, which was authorized on February 5, 2025. In addition, the subsidiary initiated the registration as a Comprehensive Investment Fund Placement and Distribution Agent (“ACDI”), which is still pending approval.
On June 4, 2024, Mercado Pago Asset Management S.A. was established. After its registration in the General Inspection of Justice on August 5, 2024, on September 2, 2024, this subsidiary requested a Product Administration Agent of Collective Investment - Common Investment Funds license and requested the creation of a Money Market Mutual Fund ("Mercado Fondo Ahorro") to the Argentinian National Securities Commission. Both authorizations were granted on February 5, 2025. In addition, this subsidiary requested the replacement of Industrial Asset management S.A. as Management Agent of “Mercado Fondo”, which is still pending approval.
As of the date of this filing, Mercado Pago Inversiones S.R.L. and Mercado Pago Asset Management S.A. have not yet begun their operations.
Chile
On October 12, 2022, the Chilean Congress approved the Fintech and Open-Banking Law Project, which was published on January 4, 2023, and came into effect on February 3, 2023. This law established a regulatory framework for certain technological financial services that did not have their own legal framework. These services are: (i) Alternative Transaction Systems, (ii) Crowdfunding Financing Platforms, (iii) Financial Instrument Intermediation, (iv) Order Routing, (v) Credit Advisory, and (vi) Investment Advisory. Pursuant to this law, in January 2025, Mercado Pago Crypto S.A. submitted the license application to the Chilean Commission for the Financial Market (“CMF”) within the legal deadline for its ruling, which is still pending approval.
On April 8, 2024, the Chilean Congress published the Cybersecurity Law. Although Mercado Pago Chilean entities already comply with the law’s main obligations as a result of being regulated entities, pursuant to this new law, such entities will be subject to a new regulator and must comply with certain reporting requirements for cybersecurity incidents. We expect that the Mercado Pago Chilean entities will be required to comply with these new reporting requirements sometime during 2025 or 2026.
On May 30, 2024, the Chilean Congress passed Law 21,673, amending Law 20,009, which, effective as of June 1, 2024, establishes a limited liability regime for users of prepaid cards in case of loss, theft, or fraud. Pursuant to Law 21,673, there may be instances in which an issuer may suspend a refund in the event of fraud or serious fault on behalf of the user claiming such refund on account of allegedly fraudulent charges. Mercado Pago Emisora S.A. completed the implementation of these measures for its compliance.
Colombia
In June 2023, MercadoPago S.A. Compañía de Financiamiento obtained a license issued by Colombian Financial Superintendence to operate as a financial institution in Colombia, enabling it to offer credits, digital accounts, investments and prepaid cards. As a financial company it is subject to minimum capital, reporting, consumer protection and risk management requirements. On April 22, 2024, MercadoPago S.A. Compañía de Financiamiento started operations initially offering only the “Ordinary Deposit” product. In accordance with regulations, customers' funds are now subject to regulatory liquidity, reserve, and solvency requirements to ensure their protection.
Uruguay
On April 12, 2024, MercadoPago Uruguay S.R.L. initiated a process with the Central Bank of Uruguay (“BCU”) to be authorized to act as a payment acquirer with transfers, as an activity related to electronic money issuances, in compliance with new regulations that came into effect on March 1, 2024. On July 3, 2024, MercadoPago Uruguay S.R.L. received authorization from the BCU to offer payment with transfers acquiring services.
100 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

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
Peru
On November 10, 2022, the Central Reserve Bank of Peru (“BCRP”) enacted regulations related to the card payment processing system that applies to issuers, acquirers and payment facilitators. On January 27, 2023, MercadoPago Perú S.R.L. was registered by the BCRP as a payment facilitator entity, allowing it to (a) affiliate merchants to the card payment system, (b) offer POS, and (c) transmit or process card payment orders and /or participate in the process of settlement to the merchants affiliated. On February 20, 2024, the Register of Entities with Payments by Card agreement form was completed, in accordance with BCRP requirements.
NOTE 4. NET INCOME PER SHARE
Basic earnings per share for the Company’s common stock is computed by dividing, net income for the period by the weighted average number of common shares outstanding during the year.
In August, 2018, the Company issued an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (“2028 Notes”) which were fully converted or redeemed in November 2023. The conversion of these notes was included in the calculation for diluted earnings per share utilizing the “if converted” method for the year ending December 31, 2023 and 2022. The denominator for diluted net income per share for the years ended on December 31, 2023 and 2022 did not include any effect from the capped call transactions entered into by the Company with certain financial institutions with respect to shares of the Company’s common stock (“2028 Notes Capped Call Transactions”), which were settled on September 1, 2023, because it would be antidilutive.
Net income per share of common stock is as follows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per common share (1)	$37.69	$37.69	$19.64	$19.46	$9.57	$9.53

Numerator (in millions):
Net income	$1,911	$1,911	$987	$987	$482	$482
Effect of dilutive 2028 Notes	—	—	—	6	—	7
Net income available to common stock	$1,911	$1,911	$987	$993	$482	$489

Denominator:
Weighted average of common stock outstanding for earnings per share	50,697,428	50,697,428	50,262,302	50,262,302	50,345,353	50,345,353
Adjustment for assumed conversions	—	—	—	744,558	—	990,268
Adjusted weighted average of common stock outstanding for earnings per share	50,697,428	50,697,428	50,262,302	51,006,860	50,345,353	51,335,621
(1) Figures have been calculated using non-rounded amounts.
101 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

NOTE 5. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS
The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	December 31,
	2024	2023
	(In millions)
Cash in bank accounts	$1,725	$1,458
Money market	572	639
Time deposits	334	367
U.S. government debt securities	—	60
Foreign government debt securities	4	32
Total cash and cash equivalents	2,635	2,556
Securitization transactions (1)	492	355
Foreign government debt securities (Central Bank of Brazil mandatory guarantee)	469	114
Cash in bank account (Argentine Central Bank regulation)	471	309
Cash in bank account (Mexican National Banking and Securities Commission regulation)	149	91
Time deposits (Mexican National Banking and Securities Commission regulation)	297	314
Cash in bank account (Chilean Commission for the Financial Market regulation)	130	42
Time deposits (Chilean Commission for the Financial Market regulation)	39	54
Money market (Secured lines of credit guarantee)	14	7
Cash in bank account (Central Bank of Uruguay mandatory guarantee)	—	1
Time deposits (Central Bank of Uruguay mandatory guarantee)	3	1
Money market (Central Bank of Uruguay mandatory guarantee)	—	2
Foreign government debt securities (Central Bank of Uruguay mandatory guarantee)	—	2
Total restricted cash and cash equivalents	2,064	1,292
Total cash, cash equivalents, restricted cash and cash equivalents (2)	$4,699	$3,848
U.S. government debt securities	$619	$1,009
Foreign government debt securities (3)	3,619	2,451
Time deposits (4)	160	15
Corporate debt securities (5)	87	5
Total short-term investments	$4,485	$3,480
U.S. government debt securities	$468	$—
Foreign government debt securities (5) (6)	483	56
Securitization transactions (1)	12	23
Corporate debt securities	175	25
Equity securities held at cost	65	58
Total long-term investments	$1,203	$162
(1) Cash, cash equivalents and investments from securitization transactions are restricted to the payment of amounts due to third-party investors.
(2) Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statements of cash flows.
(3) As of December 31, 2024 and 2023, includes $3,370 million and $2,283 million considered restricted due to Central Bank of Brazil mandatory guarantee. Also, as of December 31, 2024 and 2023, includes $5 million and $6 million, respectively, that guarantees a line of credit and is considered restricted. As of December 31, 2024, includes $17 million considered restricted due to the Central Bank of Uruguay’s mandatory guarantee.
(4) As of December 31, 2024, includes $42 million of collateral as part of credit card scheme arrangement rules in Brazil, and is considered restricted. As of December 31, 2024 and 2023, the time deposits in excess of $100 thousand, are in majority foreign deposits.
(5) As of December 31, 2024, $337 million foreign government debt securities and $1 million corporate debt securities are held by a consolidated VIE.
(6) As of December 31, 2024, includes $2 million considered restricted due to Brazilian stock market mandatory guarantee to operate with futures contracts.

102 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

NOTE 6. BALANCE SHEET COMPONENTS
Accounts receivable, net

	December 31,
	2024	2023
	(In millions)
Accounts receivable	$270	$177
Allowance for doubtful accounts	(15)	(21)
Accounts receivable, net	$255	$156
The following table summarizes the allowance for doubtful accounts activity during the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
	(In millions)
Balance at beginning of year	$21	$14	$8
Net charged to Net income	27	22	9
Charges utilized/ Currency translation adjustments/ Write-offs and other adjustments	(33)	(15)	(3)
Balance at end of year	$15	$21	$14

Credit card receivables and other means of payments, net

	December 31,
	2024	2023
	(In millions)
Credit card receivables and other means of payments	$5,315	$3,653
Allowance for chargebacks	(27)	(17)
Allowance for doubtful accounts	—	(4)
Credit card receivables and other means of payments, net	$5,288	$3,632
103 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following tables summarize the allowance for chargebacks and the allowance for doubtful accounts activity during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Allowance for chargebacks	(In millions)
Balance at beginning of year	$17	$11	$14
Net charged to Net income	25	35	13
Charges utilized/ Currency translation adjustments/ Write-offs and other adjustments	(15)	(29)	(16)
Balance at end of year	$27	$17	$11

	Year Ended December 31,
	2024	2023	2022
Allowance for doubtful accounts	(In millions)
Balance at beginning of year	$4	$—	$17
Net (credited) charged to Net income	(2)	4	(2)
Charges utilized/ Currency translation adjustments/ Write-offs and other adjustments	(2)	—	(15)
Balance at end of year	$—	$4	$—
Other assets

	December 31,
	2024	2023
	(In millions)
VAT credits	$67	$25
Income tax credits	75	26
Sales tax credits	8	54
Advance to ATM providers	12	14
Advance to suppliers	40	46
Derivative instruments	38	1
Incentives to be collected	66	35
Prepaid expenses	46	27
Other	51	49
Current other assets	$403	$277

	December 31,
	2024	2023
	(In millions)
Judicial deposits	$10	$8
Sales tax credits	107	2
Derivative instruments	20	22
Other	45	36
Non current other assets	$182	$68
104 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Property and equipment, net

	Estimated useful life (years)	December 31,
		2024	2023
		(In millions)
Equipment	3-5	$282	$248
Land and building	50 (1)	74	83
Furniture and fixtures	3-10	992	835
Software	3	755	694
Vehicles	4	166	151
Work in progress		144	62
Subtotal		2,413	2,073
Accumulated depreciation		(1,033)	(823)
Property and equipment, net		1,380	1,250
(1) Estimated useful life attributable to “building”.

Depreciation

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Cost of net revenues	$173	$149	$101
Product and technology development	271	232	182
Sales and marketing	5	7	5
General and administrative	17	16	21
Depreciation	$466	$404	$309
Other liabilities

	December 31,
	2024	2023
	(In millions)
Contract liabilities from contracts with customers	$77	$51
Contingent considerations and escrows from acquisitions	3	1
Customer advances	29	15
Derivative instruments	17	21
Meli Dólar liability	31	—
Other	52	31
Current other liabilities	$209	$119
105 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

	December 31,
	2024	2023
	(In millions)
Provisions and contingencies	$135	$124
Contingent considerations and escrows from acquisitions	8	8
Incentives collected in advance	9	9
Derivative instruments	14	10
Other	50	49
Non current other liabilities	$216	$200
Supplier finance programs
The Company and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of the Company’s suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in the Company’s payment policies. Suppliers’ voluntary inclusion of invoices in the SFP does not change the Company’s payment terms, the amounts paid or liquidity. The supplier invoices that have been confirmed as valid under the program require payment in full according to the terms established in the Company’s payment policies (a range of 60 and 90 days from the invoicing date). There are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial institution. The Company has no economic interest in a supplier’s decision to participate in the SFP and has no financial impact in connection with the SFP. As of December 31, 2024 and 2023, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $425 million and $381 million, respectively, and are included in the consolidated balance sheets within accounts payable and accrued expenses line.
The rollforward of the Company’s outstanding obligations confirmed as valid under its supplier finance program for the year ended December 31, 2024 is as follows:

December 31, 2024
(In millions)
Confirmed obligations outstanding at the beginning of the year	$381
Invoices confirmed during the year	2,368
Confirmed invoices paid during the year	(2,297)
Currency translation	(27)
Confirmed obligations outstanding at the end of the year	$425

NOTE 7. LOANS RECEIVABLE, NET

	December 31,
	2024	2023
	(In millions)
Loans receivable	$6,346	$3,671
Allowance for doubtful accounts	(1,630)	(1,042)
Current loans receivable, net	$4,716	$2,629

	December 31,
	2024	2023
	(In millions)
Loans receivable	$227	$107
Allowance for doubtful accounts	(48)	(42)
Non current loans receivable, net	$179	$65
106 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The Company classifies loans receivable as “Merchant”, “Consumer”, “Credit cards” and “Asset-backed”. As of December 31, 2024 and 2023, Loans receivable, net were as follows:

	December 31, 2024
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
Merchant	$1,205	$(417)	$788
Consumer	2,591	(696)	1,895
Credit cards	2,639	(557)	2,082
Asset-backed	138	(8)	130
Total	$6,573	$(1,678)	$4,895

	December 31, 2023
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
Merchant	$761	$(256)	$505
Consumer	1,789	(591)	1,198
Credit cards	1,209	(236)	973
Asset-backed	19	(1)	18
Total	$3,778	$(1,084)	$2,694

The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $1,708 million and $1,102 million as of December 31, 2024 and 2023, respectively, which includes $30 million and $18 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the consolidated balance sheets as of December 31, 2024 and 2023, respectively.
As of December 31, 2024 and 2023, the Company is exposed to off-balance sheet unused agreed loan commitment on credit cards portfolio which expose the Company to credit risks for $2,872 million and $934 million, respectively. For the years ended December 31, 2024, 2023 and 2022 the Company recognized in Provision for doubtful accounts $18 million, $8 million and $8 million as expected credit losses, respectively.
From time to time, the Company sells loans receivable related to its lending solution. In this regard, during 2024, the Company signed a contract with a third party to sell an amount up to $100 million dollar of its loans receivable, as part of its funding strategy. These loans were originated by its Mexican subsidiary and provided to its local users. This transaction is accounted for as a true sale and the Company has a continuing involvement related to a servicing fee charged to the purchaser for collection services and regarding a beneficial interest retained by the Company over the transferred assets. Both involvement events do not preclude the fact that this operation qualifies as a true sale as the purchaser has full control over the transferred assets. As of December 31, 2024, the Company sold $44 million of loans receivable and recorded a gain of $1 million related to the aforementioned contract.
107 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following tables summarize the allowance for doubtful accounts activity during the years ended December 31, 2024, 2023 and 2022:

	December 31, 2024
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$256	$591	$236	$1	$1,084
Net charged to Net Income	452	759	595	9	1,815
Currency translation adjustments	(82)	(155)	(98)	(1)	(336)
Write-offs	(209)	(499)	(176)	(1)	(885)
Balance at end of year	$417	$696	$557	$8	$1,678

	December 31, 2023
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$265	$614	$225	$—	$1,104
Net charged to Net Income	233	571	211	1	1,016
Currency translation adjustments	9	6	18	—	33
Write-offs	(251)	(600)	(218)	—	(1,069)
Balance at end of year	$256	$591	$236	$1	$1,084

	December 31, 2022
	Merchant	Consumer	Credit cards	Total
	(In millions)
Balance at beginning of year	$155	$232	$48	$435
Net charged to Net Income	248	600	210	1,058
Currency translation adjustments	—	(9)	(1)	(10)
Write-offs	(138)	(209)	(32)	(379)
Balance at end of year	$265	$614	$225	$1,104

The Company closely monitors credit quality for all loans receivable on a recurring basis to assess and manage its exposure to credit risk. To assess merchants and consumers seeking a loan under the lending solution, the Company uses, among other indicators, risk models internally developed, as a credit quality indicator to help predict the merchant’s and consumer’s ability to repay the principal balance and interest related to the credit. The risk model uses multiple variables as predictors of the merchant’s and consumer’s ability to repay the credit, including external and internal indicators. Internal indicators consider user behavior related to credit/payment history, and with lower weight in the risk models, the Company uses number of transactions in the Company’s ecosystem and merchant’s annual sales volume, among other indicators. In addition, the Company considers external bureau information to enhance the model and the decision making process.
108 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The amortized cost of the loans receivable classified by the Company’s credit quality internal indicator was as follows:

	December 31,
	2024	2023
	(In millions)
1-14 days past due	$125	$99
15-30 days past due	146	92
31-60 days past due	175	114
61-90 days past due	167	103
91-120 days past due	178	111
121-150 days past due	155	97
151-180 days past due	138	82
181-210 days past due	129	76
211-240 days past due	118	74
241-270 days past due	121	69
271-300 days past due	109	59
301-330 days past due	112	74
331-360 days past due	90	66
Total past due	1,763	1,116
To become due	4,810	2,662
Total	$6,573	$3,778

As of December 31, 2024 and 2023, renegotiations represented 1.4% and 2.8% of the loans receivable portfolio, respectively.
As described in Note 2 – Summary of significant accounting policies, the Company places loans on non-accrual status at 90 days past due, except for credit card loans which are placed on non-accrual status 60 to 65 days past due. Interests related to loans on non-accrual status are recognized on cash-basis. There are no loans receivable on non-accrual status for which there is no related allowance for doubtful accounts.
109 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

NOTE 8. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets
The composition of goodwill and intangible assets is as follows:

	December 31, 2024	December 31, 2023
	(In millions)
Goodwill	$149	$163
Intangible assets with indefinite lives
Trademarks	4	4
Amortizable intangible assets
Licenses and others	18	14
Non-compete agreements	3	4
Customer lists	14	12
Trademarks	7	12
Hubs network	3	4
Others	3	3
Total intangible assets	52	53
Accumulated amortization	(40)	(42)
Total intangible assets, net	$12	$11

Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31, 2024
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$64	$44	$10	$37	$6	$2	$163
Business acquisition	6	2	4	—	—	—	12
Currency translation adjustments	(14)	(7)	—	(4)	(1)	—	(26)
Balance, end of the period	$56	$39	$14	$33	$5	$2	$149

	Year Ended December 31, 2023
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$60	$39	$10	$37	$5	$2	$153
Effect of exchange rates changes	4	5	—	—	1	—	10
Balance, end of the year	$64	$44	$10	$37	$6	$2	$163
Intangible assets with definite useful life
Intangible assets with definite useful life are comprised of customer lists, non-compete and non-solicitation agreements, hubs network, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $5 million, $6 million and $9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
110 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following table summarizes the remaining amortization of intangible assets with definite useful life as of December 31, 2024:

For year to be ended December 31, 2025	$4
For year to be ended December 31, 2026	2
For year to be ended December 31, 2027	1
Thereafter	1
$8

NOTE 9. INTANGIBLE ASSETS AT FAIR VALUE
The following table presents the digital assets name, cost basis, fair value, and number of units for each significant digital asset holding as of December 31, 2024 and 2023:

Digital asset name	December 31, 2024
	Cost basis (1)	Fair value	Number of units held
	(In millions, except for number of units held)
Bitcoin	$6	$39	$412.7
Ether	$3	$10	$3,049.8

Digital asset name	December 31, 2023
	Cost basis (1)	Fair value	Number of units held
	(In millions, except for number of units held)
Bitcoin	$6	$17	$412.7
Ether	$3	$7	$3,041.6
(1) Cost basis of the digital assets is net of $21 million of impairment losses recognized prior to the adoption of ASU 2023-08.
The following table summarizes the digital assets rollforward activity during the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in millions)
Balance at beginning of year	$24	$9
Adoption of ASU 2023-08	—	1
Gains included in net income	25	14
Balance at end of year	$49	$24
The method used by the Company for determining the cost basis of its digital assets was the weighted average price method.
NOTE 10. SEGMENTS
The Company manages the business country-by-country to understand and focus on the specific needs and opportunities in those markets. The Company’s chief executive officer is responsible for allocating resources and assessing performance and is therefore its chief operating decision maker (“CODM”). The Company’s segments include Brazil, Argentina, Mexico and other countries (which includes Chile, Colombia, Costa Rica, Ecuador, Peru, Uruguay and the U.S.).
The CODM makes decisions considering all business lines within a country as whole and taking into account the synergies between the different lines in each of the countries’ integrated digital ecosystems.
The CODM evaluates the performance of the Company’s operating segments based on their Direct Contribution.
111 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Direct contribution consists of net revenues and financial income from external customers less segment costs, which include expenses, such as shipping operation costs (including warehousing costs), carrier and other operating costs, provision for doubtful accounts, cost of goods sold, collection fees, funding cost, salaries and wages, marketing expenses and hosting expenses. All corporate related costs have been excluded from the segment’s direct contribution.
The following tables summarize the financial performance of the Company’s reporting segments:

	Year Ended December 31, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$10,033	$4,183	$3,614	$808	$18,638
Net product revenues	1,373	481	204	81	2,139
Net revenues and financial income	11,406	4,664	3,818	889	20,777

Local operating expenses	(8,828)	(3,650)	(2,069)	(730)	(15,277)
Depreciation and amortization	(292)	(160)	(74)	(42)	(568)
Total segment costs	(9,120)	(3,810)	(2,143)	(772)	(15,845)
Direct contribution	2,286	854	1,675	117	4,932
Operating expenses and indirect costs of net revenues and financial expenses					(2,301)
Income from operations					2,631
Other income (expenses):
Interest income and other financial gains					148
Interest expense and other financial losses					(165)
Foreign currency losses, net					(182)
Net income before income tax expense					$2,432
112 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

	Year Ended December 31, 2023 (1)
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$6,946	$2,734	$3,322	$615	$13,617
Net product revenues	875	337	228	50	1,490
Net revenues and financial income	7,821	3,071	3,550	665	15,107

Local operating expenses	(5,698)	(2,238)	(1,812)	(577)	(10,325)
Depreciation and amortization	(262)	(133)	(58)	(38)	(491)
Total segment costs	(5,960)	(2,371)	(1,870)	(615)	(10,816)
Direct contribution	1,861	700	1,680	50	4,291
Operating expenses and indirect costs of net revenues and financial expenses					(2,084)
Income from operations					2,207
Other income (expenses):
Interest income and other financial gains					135
Interest expense and other financial losses					(174)
Foreign currency losses, net					(615)
Net income before income tax expense and equity in earnings of unconsolidated entity					$1,553
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior years results to our audited consolidated financial statements for further details.

	Year Ended December 31, 2022 (1)
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$5,283	$1,638	$2,299	$465	$9,685
Net product revenues	515	255	276	49	1,095
Net revenues and financial income	5,798	1,893	2,575	514	10,780

Local operating expenses	(4,692)	(1,481)	(1,466)	(453)	(8,092)
Depreciation and amortization	(206)	(98)	(46)	(31)	(381)
Total segment costs	(4,898)	(1,579)	(1,512)	(484)	(8,473)
Direct contribution	900	314	1,063	30	2,307
Operating expenses and indirect costs of net revenues and financial expenses					(1,238)
Income from operations					1,069
Other income (expenses):
Interest income and other financial gains					44
Interest expense and other financial losses					(135)
Foreign currency losses, net					(198)
Net income before income tax expense					$780
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior years results to our audited consolidated financial statements for further details.
113 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following tables summarize net revenues and financial income per reporting segment, which have been disaggregated by similar products and services for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	Brazil	Mexico	Argentina	Other Countries (7)	Total
	(In millions)
Commerce services (1)	$5,695	$2,608	$1,207	$566	$10,076
Commerce products sales (2)	1,343	464	200	76	2,083
Total commerce revenues	7,038	3,072	1,407	642	12,159
Financial services and income (3)	2,416	566	1,748	232	4,962
Credit revenues (4)	1,922	1,009	659	10	3,600
Fintech products sales (5)	30	17	4	5	56
Total fintech revenues	4,368	1,592	2,411	247	8,618
Total net revenues and financial income	$11,406	$4,664	$3,818	$889	$20,777

	Year Ended December 31, 2023 (6)
	Brazil	Mexico	Argentina	Other Countries (7)	Total
	(In millions)
Commerce services (1)	$3,655	$1,653	$1,036	$410	$6,754
Commerce products sales (2)	857	326	225	39	1,447
Total commerce revenues	4,512	1,979	1,261	449	8,201
Financial services and income (3)	2,136	382	1,602	197	4,317
Credit revenues (4)	1,155	699	684	8	2,546
Fintech products sales (5)	18	11	3	11	43
Total fintech revenues	3,309	1,092	2,289	216	6,906
Total net revenues and financial income	$7,821	$3,071	$3,550	$665	$15,107

114 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

	Year Ended December 31, 2022 (6)
	Brazil	Mexico	Argentina	Other Countries (7)	Total
	(In millions)
Commerce services (1)	$2,585	$1,036	$814	$329	$4,764
Commerce products sales (2)	487	246	271	40	1,044
Total commerce revenues	3,072	1,282	1,085	369	5,808
Financial services and income (3)	1,596	181	979	132	2,888
Credit revenues (4)	1,102	421	506	4	2,033
Fintech products sales (5)	28	9	5	9	51
Total fintech revenues	2,726	611	1,490	145	4,972
Total net revenues and financial income	$5,798	$1,893	$2,575	$514	$10,780
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
(6) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior years results to our audited consolidated financial statements for further details.
(7) Revenues from external customers in the U.S. amounted to $35 million for the year ended December 31, 2024. There were no revenues from external customers in the U.S. for the years ended December 31, 2023 and 2022.
The following tables summarize the allocation of the property and equipment based on geography:

	December 31, 2024
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Property and equipment	$1,078	$713	$434	$10	$178	$2,413
Accumulated depreciation	(497)	(239)	(199)	(6)	(92)	(1,033)
Total property and equipment, net	$581	$474	$235	$4	$86	$1,380

	December 31, 2023
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Property and equipment	$970	$554	$370	$7	$172	$2,073
Accumulated depreciation	(367)	(209)	(162)	(5)	(80)	(823)
Total property and equipment, net	$603	$345	$208	$2	$92	$1,250
115 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following tables summarize the allocation of the operating lease right-of-use assets based on geography:

	December 31, 2024
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Right of use asset	$618	$616	$76	$4	$115	$1,429
Accumulated amortization	(139)	(116)	(36)	(1)	(39)	(331)
Total right of use asset, net	$479	$500	$40	$3	$76	$1,098

	December 31, 2023
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Right of use asset	$509	$480	$80	$—	$104	$1,173
Accumulated amortization	(113)	(100)	(29)	—	(32)	(274)
Total right of use asset, net	$396	$380	$51	$—	$72	$899
The following tables summarize the allocation of the goodwill and intangible assets based on geography:

	December 31, 2024
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Intangible assets at fair value	$—	$—	$—	$49	$—	$49
Goodwill and intangible assets	64	43	23	—	71	201
Accumulated amortization	(6)	(4)	(7)	—	(23)	(40)
Total goodwill and intangible assets, net	$58	$39	$16	$49	$48	$210

	December 31, 2023
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Intangible assets at fair value	$—	$—	$—	$24	$—	$24
Goodwill and intangible assets	73	53	17	—	73	216
Accumulated amortization	(5)	(9)	(5)	—	(23)	(42)
Total goodwill and intangible assets, net	$68	$44	$12	$24	$50	$198

116 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 11. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	Balances as of December 31, 2024	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)	Balances as of December 31, 2023	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)
	(In millions)
Cash and cash equivalents:
Money market	$572	$572	$—	$—	$639	$639	$—
U.S. government debt securities (1)	—	—	—	—	60	60	—
Foreign government debt securities (1)	4	4	—	—	32	32	—
Restricted cash and cash equivalents:
Money market (2)	297	297	—	—	278	278	—
Foreign government debt securities (1)	469	469	—	—	116	116	—
Investments:
U.S. government debt securities (1)	1,087	1,087	—	—	1,009	1,009	—
Foreign government debt securities (1) (3)	4,114	4,114	—	—	2,530	2,530	—
Corporate debt securities	262	262	—	—	30	30	—
Other assets:
Derivative instruments	58	—	58	—	23	—	23
Intangible assets at fair value	49	49	—	—	24	24	—
Total assets	$6,912	$6,854	$58	$—	$4,741	$4,718	$23
Salaries and social security payable:
Long-term retention program	$163	$—	$163	$—	$104	$—	$104
Other Liabilities:
Contingent considerations	4	—	—	4	—	—	—
Derivative Instruments	31	—	31	—	31	—	31
Meli Dólar liability (1)	31	—	31	—	—	—	—
Total liabilities	$229	$—	$225	$4	$135	$—	$135
(1) Measured at fair value with impact on the consolidated statements of income for the application of the fair value option. (See Note 2 – Summary of significant accounting policies – Fair value option applied to certain investments and Meli Dólar liability.)
(2) As of December 31, 2024 and 2023 includes $283 million and $269 million, respectively, of money market funds from securitization transactions. (See Note 5 – Cash, cash equivalents, restricted cash and cash equivalents and investments.)
(3) As of December 31, 2024 and 2023 includes $12 million and $23 million, respectively, of investments from securitization transactions. (See Note 5 – Cash, cash equivalents, restricted cash and cash equivalents and investments.)

117 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The Company’s assets and liabilities measured and recorded at fair value on a recurring basis were valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions. The unobservable inputs of the fair value of contingent considerations classified as Level 3 refer to the amounts to be paid according to the respective agreements of each acquisition, the likelihood of achievement of the performance targets arising from each one (expected to be 100%), and the Company’s historical experience with similar arrangements. Reasonable variation on those unobservable inputs would not significantly change the fair value of those instruments. As of December 31, 2024 and 2023, the Company had not changed the methodology nor the assumptions used to estimate the fair value of the financial instruments.
There were no transfers to and from Levels 1, 2 and 3 during the years ended December 31, 2024 and 2023.
The Company’s election of the fair value option applies to: i) foreign government debt securities, ii) U.S. government debt securities and iii) Meli Dólar liability. The Company recognized fair value changes of foreign and U.S. government debt securities, which include the related interest income of those instruments, in net service revenues and financial income if it is related to Mercado Pago’s operations (please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of prior years results) or in interest income and other financial gains if not. Such fair value changes and interest income amount to gains of $329 million and $230 million in net service revenues and financial income, and $57 million and $38 million in interest income and other financial gains for the years ended December 31, 2024 and 2023, respectively. The Meli Dólar liability has not presented changes in its fair value for the year ended December 31, 2024. No Meli Dólar liability existed during the year ended December 31, 2023.
As of December 31, 2024 and 2023, the cost of the Company’s investment in corporate debt securities classified as available for sale amounted to $259 million and $30 million, respectively, and the estimated fair value amounted to $262 million and $30 million, respectively. The cost of these securities is determined under a specific identification basis. As of December 31, 2024 and 2023, the gross unrealized gains accumulated in the consolidated statements of comprehensive income amounted to $3 million and less than $1 million, respectively. For the year ended December 31, 2024, the proceeds from sales of corporate debt securities amounted to $26 million. There were no sales of corporate debt securities during the year ended December 31, 2023.
The following table summarizes the net carrying amount of the investments classified as available for sale (Corporate debt securities), classified by its contractual maturities:

	December 31,
	2024	2023
	(In millions)
One year or less	$87	$5
One year to two years	45	12
Two years to three years	21	4
Three years to four years	63	3
Four years to five years	46	6
Total available for sale investments	$262	$30

The following table summarizes the net carrying amount of the debt securities not classified as available for sale (U.S. and foreign government debt securities), classified by its contractual maturities or Management expectation to convert the investments into cash:

	December 31,
	2024	2023
	(In millions)
One year or less	$4,711	$3,668
One year to two years	475	4
Two years to three years	152	—
Three years to four years	231	35
Four years to five years	104	37
More than five years	1	3
Total debt securities not classified as available for sale	$5,674	$3,747
118 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Financial assets and liabilities not measured and recorded at fair value
The following table summarizes the estimated fair value level of the financial assets and liabilities of the Company not measured at fair value as of December 31, 2024 and 2023:

	Balances as of December 31, 2024	Estimated fair value as of December 31, 2024	Balances as of December 31, 2023	Estimated fair value as of December 31, 2023
	(In millions)
Cash and cash equivalents	$2,059	$2,059	$1,825	$1,825
Restricted cash and cash equivalents (1)	1,298	1,298	898	898
Investments	160	160	15	15
Accounts receivables, net	255	255	156	156
Credit card receivables and other means of payment, net	5,288	5,288	3,632	3,632
Loans receivable, net	4,895	4,840	2,694	2,676
Other assets	114	114	131	131
Total Assets	$14,069	$14,014	$9,351	$9,333
Accounts payable and accrued expenses	$3,196	$3,196	$2,117	$2,117
Funds payable to customers	6,954	6,954	4,475	4,475
Amounts payable due to credit and debit card transactions	1,964	1,964	1,092	1,092
Salaries and social security payable	564	564	441	441
Loans payable and other financial liabilities	5,593	5,499	4,495	4,441
Other liabilities	356	356	285	285
Total Liabilities	$18,627	$18,533	$12,905	$12,851
(1) As of December 31, 2024 and 2023 includes $38 million and $12 million of cash in banks, and $171 million and $74 million of time deposits from securitization transactions, respectively. (See Note 5 – Cash, cash equivalents, restricted cash and cash equivalents and investments.)
As of December 31, 2024 and 2023, the carrying value of the Company’s financial assets with determinable fair value (except for loans receivable) not measured at fair value approximated their fair value mainly because of their short-term maturity. If these financial assets were measured at fair value in the financial statements, cash and restricted cash would be classified as Level 1 (where cost and fair value are aligned) and the remaining financial assets would be classified as Level 2. The estimated fair value of the loans receivable would be classified as Level 3 based on the Company’s assumptions.
As of December 31, 2024 and 2023, the carrying value of the Company’s financial liabilities (except for 2026 Sustainability Notes and 2031 Notes) not measured at fair value approximated their fair value mainly because of their short-term maturity or because the effective interest rates are not materially different from market interest rates. If these financial liabilities were measured at fair value in the financial statements, these would be classified as Level 2. As of December 31, 2024 and 2023, the estimated fair value of the 2026 Notes would be $351 million and $375 million, respectively, and the estimated fair value of the 2031 Notes would be $475 million and $599 million, respectively, which is based on Level 2 inputs.
NOTE 12. COMMON STOCK
Authorized, issued and outstanding shares
As of December 31, 2024 and 2023, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation, the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).
As of December 31, 2024 and 2023, there were 50,697,375 and 50,697,442 shares of common stock issued and outstanding with a par value of $0.001 per share.
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
119 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

NOTE 13. REDEEMABLE CONVERTIBLE PREFERRED STOCK
Pursuant to the Fourth Amended and Restated Certificate of Incorporation, the Company is authorized to issue 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2024, and 2023 the Company has no preferred stock subscribed or issued.
NOTE 14. EQUITY COMPENSATION PLAN
On June 10, 2019, at the Annual Shareholders’ Meeting, the Company’s shareholders approved the adoption of the Amended and Restated 2009 Equity Compensation Plan (the “Amended and Restated 2009 Plan”), which contains terms substantially similar to the terms of the “2009 Equity Compensation Plan” (the “2009 Plan”) that expired in 2019. As of December 31, 2024, there are 989,289 shares of common stock available for granting under the Amended and Restated 2009 Plan.
Equity compensation awards granted under the Amended and Restated 2009 Plan are at the discretion of the Company’s board of directors and may be in the form of either incentive or non-qualified stock options. As of December 31, 2024, there were 4,179 shares of restricted stock outstanding under such plan.
NOTE 15. INCOME TAXES
The components of income tax for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Income Tax:
Current:
U.S.	$64	$41	$12
Non-U.S.	700	812	383
	764	853	395
Deferred:
U.S.	17	36	55
Non-U.S.	(260)	(320)	(152)
	(243)	(284)	(97)
Income tax expense	$521	$569	$298
The components of net income before tax expense and equity in earnings of unconsolidated entity for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
U.S.	$94	$(362)	$(207)
Non-U.S.	2,338	1,915	987
	$2,432	$1,553	$780

120 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following is a reconciliation of the difference between the actual charge for income tax and the expected income tax expense computed by applying the statutory income tax rate for the years ended December 31, 2024, 2023 and 2022 to net income before income tax:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net income before income tax expense and equity in earnings of unconsolidated entity	$2,432	$1,553	$780
Income tax rate	21%	21%	21%
Expected income tax expense	$511	$326	$164
Permanent differences:
Transfer pricing adjustments	5	11	3
Non-deductible tax	—	7	1
Non-deductible expenses	27	107	54
Tax on retained earnings	147	105	55
Foreign Tax effects	(206)	(137)	(43)
Non-taxable income	(134)	(167)	(62)
Effect of rates different than statutory	34	117	37
Currency translation	56	335	48
Change in valuation allowance	220	4	92
Tax Inflation Adjustments	(130)	(136)	(35)
True up	(9)	(3)	(16)
Income tax expense	$521	$569	$298
Income taxes are determined by each subsidiary on a standalone basis according to income tax law of each jurisdiction. The Company’s consolidated effective tax rate for year ended December 31, 2024 as compared to 2023, decreased from 36.6% to 21.4% largely as a result of i) no foreign exchange losses recognition during the year related to the acquisition of Company's common stock in the Argentine market, which was considered as a non-deductible expense (please see Note 24 – Share repurchase program for further information); and (ii) lower taxable foreign exchange gains accounted for in Argentina for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, the Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country. This decrease was partially offset by lower reversal of the valuation allowance in the year 2024 as compared to 2023.

121 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In millions)
Deferred tax assets
Allowance for doubtful accounts	$371	$234
Unrealized net losses	4	3
Property and equipment, net	79	58
Accounts payable and accrued expenses	22	8
Payroll and social security payable	48	42
Provisions	309	275
U.S. foreign tax credit	528	304
Tax loss carryforwards	64	177
Inventories	18	14
Total deferred tax assets	1,443	1,115
Valuation allowance	(584)	(374)
Total deferred tax assets, net	859	741
Deferred tax liabilities
Property and equipment, net	(33)	(21)
Unrealized net gains	(7)	(4)
Goodwill	(3)	(4)
Accounts payable and accrued expenses	—	(2)
Payroll and social security payable	(1)	—
Outside Basis Dividends	(200)	(182)
Others	(17)	(1)
Total deferred tax liabilities	$(261)	$(214)
	$598	$527
Valuation allowance on deferred tax assets
The following table summarizes the tax valuation allowance activity during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December, 31
	2024	2023	2022
Tax valuation allowance	(In millions)
Balance at beginning of year	$374	$360	$262
Charged to Net income	220	4	92
Charges Utilized/Currency translation adjustments and other adjustments	(10)	10	6
Balance at end of year	$584	$374	$360
122 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

As of December 31, 2024, consolidated deferred tax asset on tax loss carryforwards for income tax purposes were $64 million. If not utilized, tax loss carryforwards will begin to expire as follows:

2027	$1
2029	4
2030	3
2031	25
2032	7
Thereafter	2
Without due dates	22
Total	$64
Based on Management’s assessment of available objective evidence, the Company maintained a valuation allowance on deferred tax assets of $584 million and $374 million as of December 31, 2024 and 2023, respectively. This valuation allowance includes $528 million and $304 million to fully reserve the outstanding U.S. foreign tax credits as of December 31, 2024 and 2023, respectively.
The valuation allowance increased as of December 31, 2024 compared to 2023, mainly related to the impairment of $224 million on U.S. foreign tax credit, offset by the utilization of loss carryforwards impaired through the valuation allowance on its Mexican operation by $26 million.
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
Based on the promotional regime, companies that meet specified criteria shall be entitled to: i) a reduction of the income tax burden over the promoted activities for each fiscal year, ii) stability of the benefits established by the knowledge-based economy promotional regime, and iii) a tax credit bond on the Company’s contribution to the social security regime of every employee whose job is related to the promoted activities.
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
As a result, the Company recorded an income tax benefit of $33 million, $42 million and $27 million, during the years ended December 31, 2024, 2023 and 2022, respectively. The aggregate per share effect of the income tax benefit amounted to $0.65, $0.84 and $0.54 for the years ended December 31, 2024, 2023 and 2022, respectively. Furthermore, the Company recorded a social security benefit of $24 million, $67 million and $54 million for the years ended December 31, 2024, 2023 and 2022, respectively.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers it to be probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of December 31, 2024, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $135 million (net of judicial deposits) within non current other liabilities to cover legal actions against the Company for which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided. In addition, as of December 31, 2024, the Company and its subsidiaries are subject to certain legal actions considered by the Company's Management and its legal counsels to be reasonably possible of resulting in a loss for an aggregate amount up to $257 million. No loss amounts have been accrued for such reasonably possible legal actions, the most significant of which are described below.
123 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following table summarizes the contingencies activity during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Contingencies	(In millions)
Balance at beginning of year	$124	$53	$13
Charged to Net income	176	335	16
Judicial deposits	(92)	(273)	—
Charges Utilized / Currency translation adjustments / Write-offs	(73)	9	24
Balance at end of year	$135	$124	$53
Tax Claims
Withholding Tax in the Brazil-Argentina Double Taxation Treaty
On November 6, 2014, the Brazilian subsidiaries, Mercadolivre.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Pago Instituição de Pagamento Ltda. (formerly known as “Mercado Pago.com Representações Ltda.”) and the Argentine subsidiary, MercadoLibre S.R.L., filed a writ of mandamus and requested a preliminary injunction with the Federal Court of Osasco against the federal tax authority to avoid the withholding income tax (“IRRF”) over payments remitted by the Brazilian subsidiaries to MercadoLibre S.R.L. for the provision of IT support and assistance services by the latter, and requested reimbursement of the amounts improperly withheld over the course of the preceding five (5) years, by applying the convention signed between Brazil and Argentina to prevent double taxation (the “Brazil-Argentina Treaty”). The preliminary injunction was granted on the grounds that such withholding income tax violated the convention signed between Brazil and Argentina that prevents double taxation. In August 2015, the injunction was revoked by the first instance judge in an award favorable to the federal tax authority. The Company appealed the decision and deposited into court the disputed amounts. In June 2020, the Company’s appeal was dismissed. The Company submitted a new remedy before the same court in July 2020, which was dismissed on February 17, 2021. On March 18, 2021, the Company filed two appeals with the superior courts. However, the Vice President of the local Federal Court dismissed the remittance of the appeals to the Superior Courts and retained the cases in the local court. Against this decision, the Company filed new appeals, one interlocutory appeal in the Federal Court and other interlocutory appeal in the Superior Courts. On November 29, 2023, the interlocutory appeal was dismissed in the Federal Court, whereas on April 3, 2024, the Superior Court of Justice decided to analyze whether the matter under consideration is capable of becoming a binding precedent. In April 2024, the Company submitted a petition claiming that the case is fully capable of being judged as a binding precedent and the civil association Câmara Brasileira da Economia Digital submitted a petition as amicus curiae with the same arguments. On October 14, 2024, the Superior Court of Justice decided the matter under consideration will be judged as a binding precedent. Besides, in cases involving other taxpayers which also applied the convention signed between Brazil and Argentina to prevent double taxation (“Convention”) as amended by the 2017 protocol, the Superior Court of Justice decided the IRRF is due in the State of the source (i.e. Brazil), given that the Convention grants such rights regardless whether the services provided between the parties contain transfer of technology or not. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is probable based on the technical merits of the Company’s tax position and the existence of adverse decisions issued by the Superior Court of Justice previously mentioned. For that reason, the Company has recorded a provision for the disputed amounts, which was $338 million as of December 31, 2024, and which was recorded in non-current other liabilities in the consolidated balance sheets, net of the corresponding judicial deposits for $307 million (which includes $60 million of interest income).
Considering that the Brazil-Argentina Treaty to prevent double taxation was amended in 2017, the Company started a new tax claim for the period from January 2019 onwards, and the court granted a preliminary injunction recognizing the right of collecting the withholding tax at a 10% rate. As a result of this preliminary injunction, further judicial deposits of withholding tax will be based on a rate of 10%. According to the current stage of both cases, the Company maintains the provision considering a 15% rate.
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
124 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

From those 11 cases filed by the Company after the Supreme Court’s decision (after February 24, 2021), 7 became final and unappealable in favor of the corresponding States (cases related to the branch of Extrema: São Paulo, Rio Grande do Sul, Paraná, Distrito Federal, Bahia, Rio de Janeiro and Santa Catarina), and therefore their corresponding liabilities were settled with the corresponding judicial deposits. Another one of the 11 cases became final and unappealable in favor of Ebazar.com.br Ltda. Finally, the remaining 3 of those 11 cases are still pending and may not stand because of the modulation of effects with respect to that decision. In addition, a case related to the State do Goiás received judgment in favor of the Company, as a result of which, in June 2024, the State filed an appeal that was rejected by the Court. The case has not become final and unappealable. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing is probable. For that reason, the Company has recorded a $2 million provision for the disputed amounts related to these 3 cases, which are presented net of the corresponding judicial deposits of $2 million.
With respect to the 4 cases filed by the Company prior to the Supreme Court’s decision (before February 24, 2021), 2 of them became final and unappealable in favor of the Company. Of the remaining 2 cases, in June 2024, one of the cases. related to the State of Rio de Janeiro, received judgment partially in favor of the Company. Therefore, the Company presented a motion of clarification which is now pending judgment. In September 2024, the other one of the cases, related to the State of Paraná, had been received in the Superior Tribunal of Justice to the judgment of a Special Appeal filed by the State, which is now pending. The Company has not recorded any liability for the controversial amounts. The Company deposited into court the disputed amounts. As of December 31, 2024, the total amount of the deposits related to the ongoing cases was $3 million.
Interstate rate of ICMS-DIFAL on interstate sales under Law No. 190/22
In January 2022, (therefore, already in the course of fiscal year 2022 and already in full application of the understanding of the Supreme Court for unconstitutionality), supplementary Law No. 190/22 was published, outlining the general rules for the requirement of DIFAL and expressly mentioning the need to comply with the principle of anticipation or prospective application of taxes (pursuant to which no tax may be levied before the expiry of ninety days from the enactment of the law or in the same fiscal year of enactment). Notwithstanding this provision, which expressly points to the need to comply with the anticipation, Brazil’s Federation States have not complied with this guarantee. Therefore, eBazar.com.br Ltda. and Mercado Pago Instituição de Pagamento Ltda., filed writs of mandamus to the 27 Federation States, aimed at preventing the Brazilian tax authorities demand payments of the DIFAL. In this regard, the Brazilian Supreme Court (“STF”) has issued a decision regarding the constitutionality of the supplementary Law on November 29, 2023. In the judgment, the majority of STF judges considered the supplementary Law No. 190/22 to be constitutional, therefore, the ICMS-DIFAL is due from April 5, 2022, due to the corresponding time lapse of ninety days between the law enacting and the beginning of the charge. The decision has not yet become final and unappealable and a motion to clarify was presented on May 13, 2024. However, such motion to clarify is unlikely to change the merit of the decision. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is remote for the period between January 1, 2022 to April 4, 2022, and probable for the period between April 5, 2022 to December 31, 2022 based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any liability for the controversial amounts related to the period through April 4, 2022, and has recorded liabilities for the disputed amounts related to the period from April 5, 2022 to December 31, 2022, by $27 million, which are presented net of the corresponding judicial deposits of $24 million.
Interstate rate of ICMS-DIFAL over fixed assets
From April to September 2022, the Brazilian subsidiary Mercado Envios Serviços de Logística Ltda., now incorporated by eBazar.com.br Ltda., also filed writs of mandamus to 3 Federation States (São Paulo, Santa Catarina and Bahia), for the purpose of preventing the Brazilian tax authorities from demanding payment of the DIFAL over their respective fixed assets not explicitly addressed by the supplementary Law No. 190/22. Regarding this topic, the STF has not expressly pointed to the principle of anticipation. Therefore, there are two controversies regarding DIFAL over fixed assets: (i) if DIFAL is applicable under the previous supplementary Law No. 87/96, and (ii) if supplementary Law No. 87/96 is deemed not applicable, if the new supplementary Law No. 190/22 needs to comply with the principle of anticipation. In this last controversy, the same decision above mentioned applies to the Brazilian subsidiary Mercado Envios Serviços de Logística Ltda., and its writs of mandamus. Therefore, Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible for the period between January 1, 2022 to April 4, 2022, and probable for the period between April 5, 2022 to December 31, 2022 based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any liability for the controversial amounts related to the period until April 4, 2022, and has recorded liabilities for the disputed amounts related to the period from April 5, 2022 to December 31, 2022 for $3 million which are presented net of the corresponding judicial deposits of $2 million.
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
125 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

On November 9, 2021 the Company filed a writ of mandamus which claimed the exclusion of the amounts relating to the ICMS tax benefits granted by the State of Minas Gerais through the special regime from the tax base of the Corporate Income Tax (“IRPJ”) and of the Social Contribution on Net Profits (“CSLL”). On January 31, 2022, a decision was rendered granting the injunction requested in order to exclude the amounts of tax benefits granted by the State of Minas Gerais in the tax base of IRPJ and CSLL. On August 14, 2023, a judgment was handed down in favor of the Company and the Public Prosecutor's Office filed an appeal. On April 17, 2024, the Federal Regional Court ruled in favor of the Company. Therefore, the Federal Government presented a motion of clarification, which was rejected in August 2024. In response, the Federal Government filed a special appeal, but it was rejected on October 10, 2024. Against this last decision, on October 29, 2024, the Tax Authority filed an Interlocutory Appeal. On December 6, 2024, the case was remitted to the Superior Court of Justice. On February 5, 2025, the STJ rejected the Interlocutory Appeal filed by the Tax Authority. The case has not yet become final and unappealable. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is not more likely than not based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts. The Company recorded a corresponding income tax benefit arising from the ICMS tax incentives for the period from September 2021 up to December 2023, which was $33 million as of December 31, 2024.
In December 2023 Law 14,789 was enacted, with effect from January 2024, modifying the previous regulation so that the inclusion of the presumed tax credits in the calculation basis of IRPJ/CSLL would become mandatory. On October 18, 2024, the subsidiary eBazar.com.br Ltda. filed two new writs of mandamus, seeking the recognition of the right not to submit to the illegal and unconstitutional requirement of the IRPJ and the CSLL on the presumed tax credits from transactions related to the ICMS in the fiscal year of 2024 forward. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case under the new laws is not more likely than not based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts. The Company recorded a corresponding income tax benefit arising from the ICMS tax incentives from January 2024 onwards, which was $31 million as of December 31, 2024.
On April 25, 2023, the Company filed a writ of mandamus seeking an injunction and claiming the exclusion of the amounts relating to the ICMS tax benefits granted by the State of Minas Gerais in the tax base of the Social Contributions (PIS and COFINS). On May 26, 2023, a decision was rendered granting the injunction requested. On April 25, 2024, a ruling favorable to the Company was issued. On June 7, 2024, the Federal Government filed an appeal. The Company responded to the appeal and the case was referred to the Court for judgment on the request for an appeal. On October 29, 2024, a decision was issued for the proceedings to be suspended until a final decision on the Topic 843/STF. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts. The Company recorded PIS and COFINS tax benefits arising from the ICMS tax incentives, which amount to $17 million as of December 31, 2024.
Services Tax exclusion in the tax base of the Federal Contributions (PIS/COFINS)
On August 29, 2017, the Brazilian subsidiaries, eBazar.com.br Ltda., Ibazar.com Atividades de Internet Ltda., Mercado Pago Instituição de Pagamento Ltda., and Mercado Envios Serviços de Logística Ltda., filed a writ of mandamus and requested a preliminary injunction before the Federal Justice in Osasco against the Federal Government to exclude the Municipal Service Tax in the tax base of the Federal Contributions (PIS/COFINS). The federal judge granted the preliminary injunction and ruled in favor of the companies on January 15, 2019. On April 8, 2019, the Federal Government presented an appeal that was rejected by the Federal Court. Following the Federal Court's decision, the Federal Government filed two appeals with the superior courts. Since February 12, 2021, the mandamus remained suspended by a decision settled by the Brazilian Supreme Court. The Brazilian Supreme Court started over the judgment on August 28, 2024. However, after a draw in the trial, the judges decided again to suspend the case. Management, based on the opinion of external legal counsel and the current composition of the Brazilian Supreme Court (who has shown dubious jurisprudence in similar cases), is of the opinion that the risk of losing the case is probable. For that reason, the Company has recognized a provision for the disputed amounts of $48 million.
Administrative tax claims
Federal taxes - Tax payments for the 2016 fiscal year
On October 30, 2020 and November 9, 2020, Mercado Pago Instituição de Pagamento Ltda. and eBazar.com.br Ltda., respectively, received tax assessments claiming income tax payments for the 2016 fiscal year, with respective penalties and fines. In these assessments, the tax authorities do not recognize certain expenses incurred by the Brazilian subsidiaries, such as technology services imported from MercadoLibre S.R.L., Meli Uruguay S.R.L., and MercadoLibre, Inc., as deductible for income tax purposes. The tax authorities concluded that the Brazilian entities failed to submit sufficient evidence during the tax assessment that these services were necessary and effectively hired and paid by the Brazilian subsidiaries. The tax assessments that Mercado Pago Instituição de Pagamento Ltda. and eBazar.com.br Ltda. received amounted to a total of $17 million and $11 million, respectively, considering the exchange rate as of December 31, 2024. The subsidiaries filed their defenses on December 1, 2020 and December 8, 2020, respectively, arguing that the agreements and other documentation were submitted as evidence during the tax assessment. The defenses were also complemented by specific descriptions for each project that was impacted by such services to justify the necessity of all the expenses in dispute. On May 25, 2021, Mercado Pago Instituição de Pagamento Ltda. received an unfavorable decision from the administrative court in the first instance, and on June 28, 2021, eBazar.com.br also received an unfavorable decision from the administrative court in the first instance. The Companies filed appeals in respect of both cases with the administrative court in the second instance. On October 9, 2024, the administrative court of second instance issued a decision in order to return the case of eBazar.com.br Ltda. back to the first instance in an evidentiary proceeding. Therefore, eBazar.com.br provided a complementary report with more specific evidence. Regarding Mercado Pago Instituição de Pagamento Ltda., the appeal is still pending. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is not more likely than not. For that reason, the Company has not recorded any expense or liability for the disputed amounts.
126 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Federal taxes - Revenue accounts 2017 fiscal year
On December 30, 2022, eBazar.com.br Ltda. and one of the Company’s Senior Legal Directors received three tax assessments claiming corporate income taxes (IRPJ and CSLL) in the amount of $64 million, withholding income tax (IRRF) in the amount of $10 million, and PIS and COFINS in the amount of $10 million, all of them in relation to the taxable year of 2017, including punitive fine of 150% over the tax charged and interest on late payments based on the SELIC rate, and according to the exchange rate as of December 31, 2024. The Senior Legal Director was assessed as jointly liable with eBazar.com.br, due to his role as statutory officer, under provisions of the National Tax Code that enable joint tax liability for acts potentially in violation of the law or the by-laws. With respect to IRPJ, CSLL, PIS and COFINS, the tax authorities concluded that the Brazilian company failed to report taxable income as the company has made book entries in the profit and loss accounts, reverting previous revenues or other revenue accounts, as well as for using foreign languages such as English and Spanish in its book-keeping. The tax authorities also claimed that the company failed in the issuance of invoices, disregarding that the company indeed has a Special Tax Regime granted by the Municipality of Osasco that allows the issuance of a single invoice per period. On July 24, 2024 the administrative body of first instance issued a decision in the tax assessment case claiming corporate income taxes (IRPJ and CSLL). The decision issued is partially favorable to the Company as it rejected the punitive fine of 150% over the tax charged and reduced it to 100%, but maintained the tax assessment and also the joint tax liability of the Senior Legal Director. On August 28, 2024, after the administrative court of first instance issued an unfavorable decision and maintained the tax assessment, the Company filed an administrative appeal in the administrative court (“CARF”). The case has not yet become final and unappealable. Regarding the IRRF, the amount claimed by the tax authorities is already deposited in court under the writ of mandamus that discusses the company’s right not to pay IRRF on payments made to its affiliate in Argentina, due to the provisions of the Brazil and Argentina double tax treaty (for further details see contingency “Withholding Tax in the Brazil-Argentina Double Taxation Treaty”). Those deposits were incorrectly ignored by tax authorities. The Company presented the objection on January 30, 2023. Taking into account the documents attached to the Company's objection, in the case of PIS and COFINS, the administrative authorities decided in December 2023 to carry out a verification diligence to analyze the documents, which may influence the outcome of the case. The Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the cases is not more likely than not in the cases of IRPJ and CSLL and reasonably possible, but not probable in the cases of PIS and COFINS, based on the technical merits. In the case of IRRF, the Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is remote. For that reason, the Company has not recorded any expense or liability for the disputed amounts.
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
As of December 31, 2024 and 2023, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $5,769 million and $5,072 million, respectively, for which the Company recorded a provision of $14 million and $8 million, respectively.
Commitments
The Company committed to purchase cloud platform and other technology services for a total minimum aggregate purchase commitment of $3,215 million. As of December 31, 2024, the remaining purchase commitment is $3,102 million.
On April 8, 2022, the Company signed a 10-year agreement with Gol Linhas Aereas S.A. under which the Company committed to contract a minimum amount of air logistics services for a total cost of $284 million (portion allocated to the services component of the agreement). As of December 31, 2024, the remaining purchase commitment is $233 million.
Since October 2023, the Company signed 3-year agreements with certain shipping companies in Brazil, under which the Company committed to contract a minimum amount of logistics services for a total cost of $49 million. As of December 31, 2024, the remaining purchase commitment is $39 million.
On January 10, 2024, the Company signed a 5-year agreement for the naming rights of the Complexo Pacaembu (municipal stadium of the city of São Paulo), for a total amount of $44 million, which has not commenced as of December 31, 2024. The agreement has the option to extend the term for 5 additional independent periods of 5 years each, for the same amount indexed by the Brazilian inflation rate index IPCA.
As of December 31, 2024, the Company has lease agreements for new warehouses in Brazil, Mexico and Argentina for a total amount of $1,451 million that have not yet commenced. Lease terms under the agreements are between 3 to 15 years.
The Company has unconditional purchase obligations related to capital expenditures for a total amount of $34 million. As of December 31, 2024, the remaining purchase commitment is $16 million.

127 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 17. LONG TERM RETENTION PROGRAM
On April 18, 2024, the board of directors, upon the recommendation of the Compensation Committee, adopted the 2024 Long-Term Retention Program (“2024 LTRP”). In addition to the annual salary and bonus of each employee, certain employees (“Eligible Employees”) are eligible to participate in the 2024 LTRP, which provides for the grant to an Eligible Employee of a cash-settled fixed (a “2024 LTRP Fixed Award”) and cash-settled variable award (a “2024 LTRP Variable Award”, and together with any 2024 LTRP Fixed Award, the “2024 LTRP Awards”). In order to receive payment in respect of the 2024 LTRP Awards, each Eligible Employee must remain employed as of each applicable payment date. The 2024 LTRP award is payable as follows:
■the eligible employee will receive 16.66% of half of his or her target 2024 LTRP bonus once a year for a period of six years, with the first payment occurring no later than April 30, 2025 (the “2024 Annual Fixed Payment”); and
■on each date the Company pays the Annual Fixed payment to the eligible employee, he or she will also receive a payment (the “2024 LTRP Variable Payment”) equal to the product of (i) 16.66% of half of the target 2024 LTRP Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2023 Stock Price (as defined below). For purposes of the 2024 LTRP, the “2023 Stock Price” shall equal $1,426.11 (the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of 2023) and the “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date for so long as the Company’s common stock is listed on the NASDAQ.
The rest of the LTRPs outstanding as of December 31, 2024, 2023 and 2022 follow a similar calculation method as explained above for the 2024 LTRP, except that the 2017 and 2018 LTRPs have performance conditions established by the board of directors that must be achieved at the first year-end of each program. Similar to the 2024 LTRP, the rest of the outstanding LTRPs additionally have eligibility conditions to be achieved at each year-end and require the employee remain employed by the Company as of each payment date.
During the year ended December 31, 2024, the Company paid $160 million ($61 million in cash-settled fixed and $99 million in cash-settled variable award) of LTRP plus social security obligations applicable in each local jurisdiction.
The following table summarizes the 2017, 2018, 2019, 2020, 2021, 2022, 2023 and 2024 LTRP Variable Award contractual obligation for the years ended December 31, 2024, 2023 and 2022:

	December 31, 2024		December 31, 2023		December 31, 2022
	Aggregate Intrinsic value	Weighted-average remaining contractual life (years)	Aggregate Intrinsic value	Weighted-average remaining contractual life (years)	Aggregate Intrinsic value	Weighted-average remaining contractual life (years)
	(In millions)
Outstanding LTRP 2017	—	—	—	—	7	0.08
Outstanding LTRP 2018	—	—	4	0.08	5	0.58
Outstanding LTRP 2019	23	0.08	37	0.61	35	1.08
Outstanding LTRP 2020	42	0.55	55	1.12	45	1.58
Outstanding LTRP 2021	41	1.04	51	1.62	39	2.08
Outstanding LTRP 2022	97	1.53	115	2.12	86	2.58
Outstanding LTRP 2023	234	2.03	270	2.62	—	—
Outstanding LTRP 2024	210	2.53	—	—	—	—
128 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following table summarizes the LTRP accrued compensation expense for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
	(In millions)
LTRP 2017	$—	$—	$(2)
LTRP 2018	—	3	(1)
LTRP 2019	26	18	16
LTRP 2020	28	21	19
LTRP 2021	26	23	21
LTRP 2022	45	42	31
LTRP 2023	75	60	—
LTRP 2024	61	—	—
	$261	$167	$84
129 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 18. LOANS PAYABLE AND OTHER FINANCIAL LIABILITIES
The following tables summarize the Company’s loans payable and other financial liabilities as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In millions)
Loans from banks	$946	$485
Bank overdrafts	26	33
Secured lines of credit	110	39
Financial Bills	7	—
Deposit Certificates	1,068	976
Commercial Notes	5	7
Finance lease liabilities	41	35
Collateralized debt	610	693
2026 Sustainability Notes	4	4
2031 Notes	8	9
Other lines of credit	3	11
Current loans payable and other financial liabilities	$2,828	$2,292

Loans from banks	$217	$72
Secured lines of credit	6	17
Financial Bills	271	8
Deposit Certificates	2	—
Commercial Notes	170	211
Finance lease liabilities	81	96
Collateralized debt	1,232	782
2026 Sustainability Notes	362	389
2031 Notes	546	626
Other lines of credit	—	2
Non-Current loans payable and other financial liabilities	$2,887	$2,203

130 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	December 31,
					2024	2023
					(In millions)
Loans from banks
Chilean Subsidiaries	Chilean Pesos	Fixed	6.80%	January - December 2025	$134	$104
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.81	March 2025	44	—
Brazilian Subsidiary (1)	US Dollar	Fixed	5.55%	October - November 2025	211	216
Brazilian Subsidiary (1)	Euros	Fixed	4.16%	September 2025 - November 2026	190	—
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.8%	January 2025 - May 2031	20	9
Mexican Subsidiaries	Mexican Pesos	Variable	TIIE + 1.59% - 3.50%	January 2025 - September 2029	512	178
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	8.88%	January - June 2025	52	50

Bank overdrafts
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	9.64%	January 2025	15	13
Chilean Subsidiary	Chilean Pesos	Variable	TIB + 2.00%	January 2025	11	20

Secured lines of credit
Argentine Subsidiaries	Argentine Pesos	Fixed	37.62%	January - February 2025	102	29
Mexican Subsidiary	Mexican Pesos	Fixed	10.63%	January 2025 - July 2027	14	27

Financial Bills
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.45% - 1.40%	March 2025 - September 2027	278	8

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	CDI +0.29% - 0.7%	January - November 2025	331	—
Brazilian Subsidiary	Brazilian Reais	Variable	98% to 150% of CDI	January 2025 - December 2026	480	703
Brazilian Subsidiary	Brazilian Reais	Fixed	10.69% - 13.98%	January - June 2025	36	77
Brazilian Subsidiary	Brazilian Reais	Variable	101.5% to 107.5% of CDI	January - February 2025	223	196

Commercial Notes
Brazilian Subsidiary	Brazilian Reais	Variable	DI + 0.88%	January 2025 - August 2027	60	78
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41%	January 2025 - August 2029	115	140

Finance lease liabilities					122	131
Collateralized debt					1,842	1,475
2026 Sustainability Notes	US Dollar	Fixed	2.375%	January 2025 - January 2026	366	393
2031 Notes	US Dollar	Fixed	3.125%	January 2025 - January 2031	554	635
Other lines of credit					3	13
					$5,715	$4,495
(1) The carrying amount includes the effect of the derivative instruments that qualified for fair value hedge accounting. See Note 23 – Derivative instruments of these audited consolidated financial statements for further detail.
131 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

See Note 21 – Securitization transactions and Note 22 – Leases of these audited consolidated financial statements for details regarding the Company’s collateralized debt securitization transactions and finance lease liabilities, respectively.
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
During 2023, the Company repurchased $9 million and $70 million principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively plus $1 million of interest accrued on the 2026 Sustainability Notes and 2031 Notes. The total amount paid during 2023 for those repurchases amounted to $66 million. During 2024, the Company repurchased $27 million and $81 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid during 2024 for those repurchases amounted to $98 million. For the years ended December 31, 2024 and 2023, the Company recognized $11 million and $14 million as a gain in Interest income and other financial gains in the consolidated statement of income.
The Company allocated an amount equal to the net proceeds from the issuance of the 2026 Sustainability Notes to finance or refinance Eligible Projects. “Eligible Projects” are investments and expenditures made by the Company beginning with the issuance date of the 2026 Sustainability Notes or in the 24 months prior to the issuance of the 2026 Sustainability Notes, that: (i) contribute to environmental objectives such as: clean transportation, land conservation and preservation, energy efficiency, renewable energy, green buildings and pollution prevention and control, (ii) aim to address or mitigate a specific social issue or seek to achieve positive social outcomes especially, but not exclusively, for one or more target populations or (iii) combine (i) and (ii).
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
2.00% Convertible Senior Notes Due 2028
On August 24, 2018, the Company issued $800 million of 2.00% Convertible Senior Notes due 2028 and issued an additional $80 million of notes on August 31, 2018 pursuant to the partial exercise of the initial purchasers’ option to purchase such additional notes, for an aggregate principal amount of $880 million of 2.00% 2028 Notes. The 2028 Notes would have matured on August 15, 2028 unless earlier redeemed, repurchased or converted in accordance with their terms prior to such date. The 2028 Notes were convertible, under specific conditions, based on an initial conversion rate of 2.2553 shares of common stock per $1,000 principal amount of the 2028 Notes (equivalent to an initial conversion price of $443.40 per share of common stock), subject to adjustment as described in the indenture governing the 2028 Notes. Holders were able to convert their 2028 Notes at their option at any time prior to February 15, 2028.
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
132 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

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
As of December 31, 2024, no amounts have been borrowed under the facility.
NOTE 19. RELATED PARTY TRANSACTIONS
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
Advisory Agreement and Shares granted
On April 8, 2022, the Company entered into an Advisory Services Agreement with Mr. Stelleo Tolda (former MercadoLibre’s Executive officer) whereby he provided to the Company with certain consulting and advisory services as an independent contractor for a three-year period for a fee of $10,000 per month. This advisory services agreement was terminated in its entirety effective September 13, 2024 due to Mr. Tolda’s appointment as a Class I director of the Company, with a term of service of September 12, 2024 through until the Company’s 2025 Annual Meeting of Stockholders and until his successor is duly elected and qualified or until his earlier death, resignation or removal. The Company also entered into a restricted stock award agreement with Mr. Tolda on April 8, 2022, whereby the Company awarded Mr. Tolda a grant of 5,051 shares of restricted stock under the Amended and Restated 2009 Equity Compensation Plan. One-fifth of the restricted stock award vests on each of the five anniversaries of the grant date, subject to Mr. Tolda’s continued compliance with the restrictive covenants set forth in the agreement. As of December 31, 2024, Mr. Tolda continues to comply with the aforementioned restrictive covenants.
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
133 | MercadoLibre, Inc.

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
The Company securitizes certain loans receivable through Brazilian, Argentine, Mexican and Chilean SPEs, formed to securitize loans receivable provided by the Company to its users or purchased from financial institutions that grant loans to the Company’s users through Mercado Pago. According to the SPE contracts, the Company has determined that it has both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant because it retains the equity certificates of participation and would therefore also be consolidated. When the Company controls the vehicle, it accounts for the securitization transactions as if they were secured financing and therefore the assets, liabilities and related results are consolidated in its financial statements.
The following table summarizes the Company’s collateralized debt under securitization transactions, as of December 31, 2024:

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	$178	CDI + 2.50%	Brazilian Reais	March 2027
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	16	CDI + 3.50%	Brazilian Reais	August 2025
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	193	CDI + 2.35%	Brazilian Reais	January 2030
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	65	CDI + 5.25%	Brazilian Reais	July 2028
Seller Fundo De Investimento Em Direitos Creditórios	164	CDI + 1.60%	Brazilian Reais	March 2026
Seller Fundo De Investimento Em Direitos Creditórios	82	CDI + 1.80%	Brazilian Reais	May 2026
Seller Fundo De Investimento Em Direitos Creditórios	33	CDI + 1.40%	Brazilian Reais	September 2026
Seller Fundo De Investimento Em Direitos Creditórios	16	CDI + 1.60%	Brazilian Reais	November 2026
Seller II Fundo De Investimento Em Direitos Creditórios Segmento Meios De Pagamento De Rsponsabilidade Limitada	162	CDI +0.85%	Brazilian Reais	July 2027
Mercado Crédito Consumo XXXII	10	Badlar rates plus 200 basis points with a min 25% and a max 80%	Argentine Pesos	January 2025
Mercado Crédito Consumo XXXIII	23	Badlar rates plus 200 basis points with a min 5% and a max 60%	Argentine Pesos	March 2025 - April 2025 (1)
Mercado Crédito Consumo XXXIV	20	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	April 2025 - July 2025 (1)
Mercado Crédito Consumo XXXV	22	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	June 2025 - August 2025 (1)
134 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito XXI	1	Badlar rates plus 200 basis points with a min 45% and a max 125%	Argentine Pesos	January 2025 - March 2025 (1)
Mercado Crédito XXII	4	Badlar rates plus 200 basis points with a min 15% and a max 70%	Argentine Pesos	March 2025 - April 2025 (1)
Mercado Crédito XXIII	14	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	May 2025 - June 2025 (1)
Mercado Crédito XXIV	13	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	June 2025 - August 2025 (1)
Mercado Crédito XXV	29	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	July 2025 - August 2025 (1)
Mercado Crédito XXVI	34	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	August 2025 - October 2025 (1)
Mercado Crédito XXVII	31	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	August 2025 - October 2025 (1)
Mercado Crédito XXVIII	30	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	September - November 2025 (1)
Mercado Crédito XXIX	32	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	September - November 2025 (1)
Mercado Crédito XXX	38	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	October - December 2025 (1)
Mercado Crédito XXXI	43	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	October - December 2025 (1)
Fideicomiso de administración y fuente de pago CIB/3756	202	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.35%	Mexican Pesos	August 2026
Fideicomiso de administración y fuente de pago CIB/3369	29	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 7.0%	Mexican Pesos	July 2027
Fideicomiso de administración y fuente de pago CIB/3369	219	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.8%	Mexican Pesos	July 2027
Fideicomiso Irrevocable de Administración y Fuente de Pago número CIB/4372	129	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.5%	Mexican Pesos	August 2027
Frontal Trust Mercado Pago Créditos Fondo de Inversión	5	TAB 30 + 2.1%	Chilean Pesos	November 2027
Frontal Trust Mercado Pago Créditos Fondo de Inversión	1	TAB 30 + 3.9%	Chilean Pesos	November 2027
Frontal Trust Mercado Pago Créditos Fondo de Inversión	4	TAB 30 +4.25%	Chilean Pesos	November 2027
	$1,842
(1) Minimum and maximum maturity depending on the applicable interest rate within the range.
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
135 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The assets and liabilities of the SPEs through which the Company securitizes financial assets are included in the Company’s audited consolidated financial statements as of December 31, 2024 and 2023, as follows:

	December 31,
	2024	2023
Assets	(In millions)
Current assets:
Restricted cash and cash equivalents	$492	$355
Credit card receivables and other means of payments, net	—	105
Loans receivable, net of allowances	1,410	1,198
Other Assets	1	—
Total current assets	1,903	1,658
Non-current assets:
Long-term investments	12	23
Loans receivable, net of allowances	102	27
Total non-current assets	114	50
Total assets	$2,017	$1,708
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1	$—
Loans payable and other financial liabilities	610	693
Other liabilities	1	1
Total current liabilities	612	694
Non-current liabilities:
Loans payable and other financial liabilities	1,232	782
Total non-current liabilities	1,232	782
Total liabilities	$1,844	$1,476
136 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 22. LEASES
The Company leases certain fulfillment, cross-docking and service centers, office space, aircraft, aircraft hangars, machines and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2024	2023
Operating Leases	(In millions)
Operating lease right-of-use assets	$1,098	$899

Operating lease liabilities	$1,135	$838

Finance Leases
Property and equipment, at cost	$208	$183
Accumulated depreciation	(85)	(50)
Property and equipment, net	$123	$133

Loans payable and other financial liabilities	$122	$131
The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases as of December 31, 2024:

	December 31,
	2024	2023
Weighted average remaining lease term
Operating leases	8 Years	8 Years
Finance leases	3 Years	3 Years

Weighted average discount rate (1)
Operating leases	10%	9%
Finance leases	10%	14%
(1) Includes discount rates of leases in local currency and U.S dollar.
The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Operating lease cost	$228	$173	$128

Finance lease cost:
Depreciation of property and equipment	35	22	18
Interest on lease liabilities	15	13	8
Total finance lease cost	$50	$35	$26

Variable lease cost (1)	$25	$35	$17
(1) Variable lease payments are expensed as incurred and include charges such as flight hours above minimum, fuel, among others.
137 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:	(In millions)
Operating cash flows from operating leases	$189	$168	$117
Financing cash flows from finance leases	51	33	20
The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates and internal rates of return to calculate the lease liabilities for the operating and finance leases, respectively:

Year ending	Operating Leases	Finance Leases
	(In millions)
One year or less	$258	$49
One year to two years	236	42
Two years to three years	213	34
Three years to four years	197	15
Four years to five years	167	1
Thereafter	527	—
Total lease payments	1,598	141
Less imputed interest	(463)	(19)
Total	$1,135	$122
NOTE 23. DERIVATIVE INSTRUMENTS
Cash flow hedges
As of December 31, 2024, the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary whose functional currency is the Brazilian Real. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the consolidated statements of income in the “Cost of net revenues and financial expenses” line item, in the same period the forecasted transaction affects earnings. As of December 31, 2024, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive loss will be reclassified into the consolidated statements of income within the next 12 months.
In addition, the Company has entered into swap contracts to hedge the interest rate fluctuation of its financial debt held by one of its Brazilian subsidiaries. The Company designated the swap contracts as cash flow hedges. The derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the consolidated statements of income in the Cost of net revenues and financial expenses line item within the next 12 months. As of December 31, 2024, there are no outstanding derivatives hedging the interest rate fluctuation of the financial debt designated as cash flow hedges.
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
The Company also uses future contracts to hedge the interest rate exposure of its asset-backed loan portfolio originated in Brazil. In these cases, where the assets included in the portfolio share the same risk exposure, the Company designated the future contracts as fair value hedges under the portfolio layer method. The derivatives’ gain or loss is reported in the consolidated statements of income in the same line items as the change in the value of the financial assets due to the hedged risks. Accordingly, the Company will unlock its portfolio's fixed-rate to mitigate the effect of interest rate fluctuations.
138 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Net investment hedge
The Company used cross currency swap contracts, to reduce the foreign currency exchange risk related to its investment in its Brazilian foreign subsidiaries and the interest rate risk. This derivative was designated as a net investment hedge and, accordingly, gains and losses are reported as a component of accumulated other comprehensive loss. The derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the consolidated statements of income in the Interest expense and other financial losses and “Foreign currency losses, net” line items, in the same period that the interest expense affects earnings. As of December 31, 2024, there are no outstanding derivatives hedging the interest rate fluctuation of the financial debt designated as cash flow hedges.
Derivative instruments not designated as hedging instruments
The Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian subsidiaries, whose functional currencies are the Brazilian Real. These transactions were not designated as hedges for accounting purposes. As of December 31, 2024, there are no outstanding derivatives hedging the foreign currency fluctuation not designated as hedging instruments.
In addition, the Company entered into full cross currency swap contracts to hedge the interest rate fluctuation and foreign currency fluctuations of its financial debt nominated in U.S. dollars held by its Brazilian subsidiaries. These transactions were not designated as hedges for accounting purposes. As of December 31, 2024, there are no outstanding derivatives hedging the interest rate and foreign currency fluctuation not designated as hedging instruments.
Finally, as of December 31, 2024, the Company entered into swap contracts to hedge the interest rate fluctuation of certain portion of its financial debt in its Brazilian subsidiaries and VIEs. These transactions were not designated as hedges for accounting purposes.
The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of December 31,
	2024	2023
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$85	$91
Cross currency swap contracts	400	244
Future contracts	86	—

Not designated as hedging instrument
Foreign exchange contracts	—	16
Interest rate swap contracts	103	245
139 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Derivative instruments contracts
The fair values of the Company’s outstanding derivative instruments as of December 31, 2024 and 2023 were as follows:

Derivative Instruments	Balance sheet location	December 31,
		2024	2023
		(In millions)
Foreign exchange contracts designated as cash flow hedges	Other current assets	$6	$—
Interest rate swap contracts not designated as hedging instruments	Other current assets	9	—
Cross currency swap contracts designated as fair value hedge	Other current assets	23	1
Interest rate swap contracts not designated as hedging instruments	Other non-current assets	20	22
Cross currency swap contracts designated as net investment hedge	Other current liabilities	—	6
Cross currency swap contracts designated as fair value hedge	Other current liabilities	2	4
Interest rate swap contracts not designated as hedging instruments	Other current liabilities	15	7
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	—	1
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	—	3
Interest rate swap contracts not designated as hedging instruments	Other non-current liabilities	14	10
The effects of derivative contracts designated as hedging instruments on the consolidated statements of comprehensive income as of December 31, 2024 and 2023 were as follows:

	December 31, 2023	Amount of gain recognized in other comprehensive loss	Amount of (gain) loss reclassified from accumulated other comprehensive loss	December 31, 2024
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(4)	$13	$(4)	$5
Cross currency swap contracts designated as net investment hedge	(3)	2	1	—
	$(7)	$15	$(3)	$5

	December 31, 2022	Amount of gain (loss) recognized in other comprehensive loss	Amount of (gain) loss reclassified from accumulated other comprehensive loss	December 31, 2023
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(2)	$(12)	$10	$(4)
Interest swap contracts designated as cash flow hedges	(2)	8	(6)	—
Cross currency swap contracts designated as net investment hedge	(1)	(9)	7	(3)
	$(5)	$(13)	$11	$(7)
The effect of the Company’s fair value hedge relationships over its fixed-rate financial debt on the consolidated statements of income for the years ended December 31, 2024, 2023 and 2022 was a gain of $51 million, a loss of $19 million and a loss of less than $1 million, respectively, and affected Cost of net revenues and financial expenses and Foreign currency losses, net.
The carrying amount of the hedged items for fair value hedges over its fixed-rate financial debt included in the “Loans payable and other financial liabilities” lines item of the consolidated balance sheets as of December 31, 2024 and 2023 are $401 million and $216 million, respectively.
140 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The effect of the Company’s fair value hedge relationships over its fixed-rate financial debt on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of December 31, 2024 and 2023 are $2 million and $1 million, respectively.
The effects of derivative contracts not designated as hedging instruments on the consolidated statements of income during the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Foreign exchange contracts not designated as hedging instruments recognized in Foreign currency losses, net	$—	$(11)	$(10)
Currency swap contracts not designated as hedging instruments recognized in Foreign currency losses, net	—	—	(29)
Interest rate contracts not designated as hedging instruments recognized in Interest expense and other financial losses	(12)	2	(7)
	$(12)	$(9)	$(46)
141 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

NOTE 24. SHARE REPURCHASE PROGRAM
On February 21, 2023, the Board authorized the Company to repurchase shares of the Company’s common stock, for an aggregate consideration of up to $900 million.
The Company acquired shares of its own common stock in the Argentine market and pays for them in Argentine Pesos at a price that reflects the additional cost of accessing U.S. dollars through securities denominated in U.S. dollars, because of restrictions imposed by the Argentine government for buying U.S. dollars at the official exchange rate in Argentina (See Note 2 – Summary of significant accounting policies – Argentine currency status and macroeconomic outlook of these audited consolidated financial statements). As a result, the Company recognized foreign currency losses of $386 million and $141 million for the years ended December 31, 2023 and 2022, respectively. The share repurchase program expired on March 31, 2024. During the year ended December 31, 2024, the Company did not acquire any shares under the aforementioned share repurchase program.
142 | MercadoLibre, Inc.