Form 10-Q
period 2025-03-31
MERCADOLIBRE INC
filed 2025-05-08
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
50,697,375 shares of the issuer’s common stock, $0.001 par value, outstanding as of May 8, 2025.

MERCADOLIBRE, INC.

MercadoLibre, Inc. - Interim Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024
(In millions of U.S. dollars, except par value) (Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,977	$2,635
Restricted cash and cash equivalents	1,521	2,064
Short-term investments	5,082	4,485
Accounts receivable, net	261	255
Credit card receivables and other means of payments, net	5,532	5,288
Loans receivable, net of allowances of $2,001 and $1,630	5,501	4,716
Inventories	358	296
Other assets	508	403
Total current assets	21,740	20,142
Non-current assets:
Long-term investments	1,321	1,203
Loans receivable, net of allowances of $53 and $48	225	179
Property and equipment, net	1,563	1,380
Operating lease right-of-use assets	1,262	1,098
Goodwill	155	149
Intangible assets, net	39	12
Intangible assets at fair value	53	49
Deferred tax assets	968	802
Other assets	356	182
Total non-current assets	5,942	5,054
Total assets	$27,682	$25,196
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$3,330	$3,196
Funds payable to customers	7,391	6,954
Amounts payable due to credit and debit card transactions	2,121	1,923
Salaries and social security payable	647	727
Taxes payable	487	525
Loans payable and other financial liabilities	3,569	2,828
Operating lease liabilities	284	241
Other liabilities	236	209
Total current liabilities	18,065	16,603
Non-current liabilities:
Amounts payable due to credit and debit card transactions	64	41
Loans payable and other financial liabilities	2,864	2,887
Operating lease liabilities	1,009	894
Deferred tax liabilities	270	204
Other liabilities	406	216
Total non-current liabilities	4,613	4,242
Total liabilities	$22,678	$20,845
Commitments and contingencies (Note 10)
Equity
Common stock, $0.001 par value, 110,000,000 shares authorized, 50,697,375 shares issued and outstanding	$—	$—
Additional paid-in capital	1,770	1,770
Treasury stock	(311)	(311)
Retained earnings	4,306	3,812
Accumulated other comprehensive loss	(761)	(920)
Total equity	5,004	4,351
Total liabilities and equity	$27,682	$25,196
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
1 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Income
For the three-month periods ended March 31, 2025 and 2024
(In millions of U.S. dollars, except for share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net service revenues and financial income	$5,320	$3,955
Net product revenues	615	378
Net revenues and financial income	5,935	4,333
Cost of net revenues and financial expenses	(3,164)	(2,309)
Gross profit	2,771	2,024
Operating expenses:
Product and technology development	(551)	(458)
Sales and marketing	(599)	(478)
Provision for doubtful accounts	(603)	(374)
General and administrative	(255)	(186)
Total operating expenses	(2,008)	(1,496)
Income from operations	763	528

Other income (expenses):
Interest income and other financial gains	37	25
Interest expense and other financial losses	(39)	(38)
Foreign currency losses, net	(55)	(34)
Net income before income tax expense	706	481

Income tax expense	(212)	(137)
Net income	$494	$344

	Three Months Ended March 31,
	2025	2024
Basic and Diluted earning per share
Basic and Diluted net income available to shareholders per common share	$9.74	$6.78
Weighted average of outstanding common shares	50,697,375	50,697,442
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
2 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Comprehensive Income
For the three-month periods ended March 31, 2025 and 2024
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$494	$344
Other comprehensive income (loss), net of income tax:
Currency translation adjustment	161	(28)
Unrealized gains on investments	4	—
Tax expense on unrealized gains on investments	(1)	—
Unrealized (losses) gains on hedging activities	(8)	2
Tax benefit (expense) on unrealized (losses) gains on hedging activities	4	(1)
Less: Reclassification adjustment for gains (losses) on hedging activities included in cost of net revenues and financial expenses, Product and technology development, interest expense and other financial losses and foreign currency losses, net	1	(3)
Less: Reclassification adjustment for estimated tax benefit on unrealized gains (losses)	—	1
Total other comprehensive income (loss), net of income tax	159	(25)
Total comprehensive income	$653	$319
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
3 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Equity
For the three-month periods ended March 31, 2025 and 2024
(In millions of U.S. dollars)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury Stock (1)	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2024	50	$—	$1,770	$(311)	$3,812	$(920)	$4,351
Net income	—	—	—	—	494	—	494
Other comprehensive income	—	—	—	—	—	159	159
Balance as of March 31, 2025	50	$—	$1,770	$(311)	$4,306	$(761)	$5,004
(1) As of March 31, 2025, the Company held 225,474 shares as treasury stock.

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2023	50	$—	$1,770	$(310)	$1,901	$(290)	$3,071
Net income	—	—	—	—	344	—	344
Other comprehensive loss	—	—	—	—	—	(25)	(25)
Balance as of March 31, 2024	50	$—	$1,770	$(310)	$2,245	$(315)	$3,390

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
4 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2025 and 2024
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operations:
Net income	$494	$344
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized foreign currency losses, net	(2)	9
Depreciation and amortization	172	154
Accrued interest and financial income	(157)	(83)
Non cash interest expense and amortization of debt issuance costs and other charges	68	32
Provision for doubtful accounts	603	374
Provision for contingencies	23	16
Results on derivative instruments	28	1
Results on digital assets at fair value	12	(16)
Long term retention program (“LTRP”) accrued compensation	92	68
Deferred income taxes	(60)	(65)
Changes in assets and liabilities:
Accounts receivable	(4)	(22)
Credit card receivables and other means of payments	(67)	(403)
Inventories	(46)	11
Other assets	(247)	(202)
Payables and accrued expenses	(191)	81
Funds payable to customers	58	727
Amounts payable due to credit and debit card transactions	87	292
Other liabilities	41	109
Interest received from investments	127	85
Net cash provided by operating activities	1,031	1,512
Cash flows from investing activities:
Purchases of investments	(4,242)	(4,095)
Proceeds from sale and maturity of investments	3,905	3,728
Receipts from settlements of derivative instruments	2	—
Payments from settlements of derivative instruments	—	(5)
Changes in loans receivable, net	(1,235)	(946)
Investments in property and equipment, intangible assets and intangible assets at fair value	(272)	(148)
Net cash used in investing activities	(1,842)	(1,466)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	8,931	3,519
Payments on loans payable and other financing liabilities	(8,453)	(3,506)
Payments of finance lease liabilities	(13)	(13)
Net cash provided by financing activities	465	—
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	145	(76)
Net decrease in cash, cash equivalents, restricted cash and cash equivalents	(201)	(30)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	4,699	3,848
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$4,498	$3,818
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
5 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2025 and 2024
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Non-cash transactions:
Right-of-use assets obtained under operating leases	$210	$12
Property and equipment obtained under finance leases	1	6
Investments in intangible assets not paid	27	—
6 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 1. NATURE OF BUSINESS
MercadoLibre, Inc. (“MercadoLibre,” and together with its consolidated entities, the “Company”) was incorporated in the state of Delaware, in the United States of America (“U.S.”), in October 1999. MercadoLibre is the largest online commerce and fintech ecosystem in Latin America. The Company’s ecosystem provides consumers and merchants with a complete portfolio of services to enable buying and selling online and processing payments online and offline, as well as offers a wide array of simple day-to-day financial services.
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
As of March 31, 2025, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre’ fintech platform, Mercado Pago, is present in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador.
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
Substantially all net revenues and financial income, cost of net revenues and financial expenses and operating expenses, are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill and operating lease right-of-use assets located in the foreign jurisdictions totaled $3,013 million and $2,632 million as of March 31, 2025 and December 31, 2024, respectively.
These unaudited interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of March 31, 2025 and December 31, 2024. These unaudited interim condensed consolidated financial statements include the Company’s consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2025 and 2024. These unaudited interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.
Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) (the “Company’s 2024 10-K”). The Company has evaluated all subsequent events through the date these unaudited interim condensed consolidated financial statements were issued. The interim condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see Note 2 to the financial statements in the Company’s 2024 10-K. During the three-month period ended March 31, 2025, there were no material updates made to the Company’s significant accounting policies.
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

7 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Supplier finance programs
The Company and certain financial institutions participate in a supplier finance program that enables certain of the Company’s suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in the Company’s payment policy. As of March 31, 2025 and December 31, 2024, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $444 million and $425 million, respectively.
For further information related to Supplier Finance Programs please refer to Note 6 to the consolidated financial statements in the Company’s 2024 10-K.
Revenue recognition
Revenue recognition criteria for the services provided and goods sold by the Company are described in Note 2 to the consolidated financial statements in the Company’s 2024 10-K.
The aggregate gain included in “Financial services and income” revenues arising from financing transactions and sales of financial assets, net of the costs recognized on sale of credit card receivables, is $506 million and $365 million for the three-month periods ended March 31, 2025 and 2024, respectively.
Revenues recognized under ASC 606, Revenue from contracts with customers, amounted to $4,191 million and $3,099 million for the three-month periods ended March 31, 2025 and 2024, respectively. Revenues not recognized under ASC 606 amounted to $1,744 million and $1,234 million for the three-month periods ended March 31, 2025 and 2024, respectively.
Contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Accounts receivable and credit card receivables and other means of payments are presented net of allowance for doubtful accounts and chargebacks of $45 million and $42 million as of March 31, 2025 and December 31, 2024, respectively. See Note 5 – Loans receivable, Net of these unaudited interim condensed consolidated financial statements for information related to the allowance for doubtful accounts with respect to the Company’s loans receivable.
Contract liabilities from contracts with customers consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Contract liabilities from contracts with customers as of December 31, 2024 was $77 million, of which $73 million was recognized as revenue during the three-month period ended March 31, 2025.
As of March 31, 2025, total contract liabilities from contracts with customers recognized within current other liabilities was $83 million, mainly due to fees related to classified advertising services billed, subscriptions and loyalty programs, shipping services and inventory sales that are expected to be recognized as revenue in the coming months.
Foreign currency translation
All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Argentina, which has used the U.S. dollar as its functional currency since July 1, 2018. Accordingly, the foreign subsidiaries with local currency as functional currency translate assets and liabilities from their local currencies into U.S. dollars by using period-end exchange rates while income and expense accounts are translated at the average monthly rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive income (loss). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the interim condensed consolidated statements of income under the caption “Foreign currency losses, net.”
Argentine currency status and macroeconomic outlook
As of July 1, 2018, the Company transitioned its Argentine operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company. Argentina’s inflation rate for the three-month periods ended March 31, 2025 and 2024 was 8.6% and 51.6%, respectively. Additionally, Argentina’s average inter-annual inflation rate for the three-month period ended March 31, 2025 was 69.1%.
The Company uses Argentina’s official exchange rate to account for transactions in the Argentine segment, which as of March 31, 2025 and December 31, 2024 was 1,074.00 and 1,032.00 Argentine Pesos, respectively, against the U.S. dollar. For the three-month periods ended March 31, 2025 and 2024, Argentina’s official exchange rate against the U.S. dollar increased 4.1% and 6.1%, respectively. The average exchange rate for the three-month periods ended March 31, 2025 and 2024 was 1,057.00 and 834.46, respectively, resulting in an increase of 26.7%.

8 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Argentine exchange regulations
In the second half of 2019, the Argentine government instituted exchange controls restricting the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. An entity’s authorization request to the Central Bank of Argentina (“CBA”) to access the official exchange market to make foreign currency payments may be denied depending on the circumstances. As a result of these exchange controls, markets in Argentina developed trading mechanisms, in which an entity or individual buys U.S. dollar denominated securities in Argentina (i.e. shares, sovereign debt) using Argentine Pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as “Blue Chip Swap Rate”). The Blue Chip Swap Rate diverged from Argentina’s official exchange rate (commonly known as the exchange spread). As of March 31, 2025 and December 31, 2024, the exchange spread was 22.9% and 14.7%, respectively.
On April 11, 2025, the Argentine government announced a series of measures aimed at easing regulations related to access to the foreign exchange market. Among other modifications, these measures include the establishment of floating bands (between 1,000 and 1,400 Argentine Pesos) within which the dollar exchange rate in the foreign exchange market may fluctuate, the elimination of foreign exchange restrictions applicable to individuals, the ability of companies to transfer dividends abroad to non-resident shareholders related to fiscal years beginning on or after January 1, 2025 and provide greater flexibility to make payments abroad for imports of goods and services. As a result of the liberalization of the exchange controls, the Blue Chip Swap Rate in Argentina has substantially converged with the official exchange rate.
Income taxes
Income taxes’ accounting policy is described in Note 2 to the consolidated financial statements in the Company’s 2024 10-K.
The Company’s consolidated estimated effective tax rate for the three-month period ended March 31, 2025, as compared to the same period in 2024, increased from 28.5% to 30.0%, mainly as a result of lower deductions related to tax inflation adjustments in Argentina, partially offset by lower taxable foreign exchange gains accounted for in Argentina for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, the Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country.
A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized. In accordance with ASC 740, Management periodically assesses the need to either establish or reverse a valuation allowance for deferred tax assets considering positive and negative objective evidence related to the realization of the deferred tax assets. In its assessment, Management considers, among other factors, the nature, frequency and magnitude of current and cumulative losses on an individual subsidiary basis, projections of future taxable income, the duration of statutory carryforward periods, as well as feasible tax planning strategies, which would be employed by the Company to prevent tax loss carry-forwards from expiring unutilized.
Knowledge-based economy promotional regime in Argentina
In August 2021, the Under Secretariat of Knowledge Economy issued the Disposition 316/2021 approving MercadoLibre S.R.L.’s application for eligibility under the knowledge-based economy promotional regime, established by the Law No. 27,506 and complemented by Argentina’s Executive Power Decree No. 1034/2020, Argentina’s Ministry of Productive Development’s Resolution No. 4/2021 and the Under Secretariat of Knowledge Economy’s Disposition No. 11/2021. On September 13, 2024, Argentina’s Secretariat of Entrepreneurs and Small and Medium Enterprises and Knowledge-Based Economy issued Resolution 267/2024, reducing the aggregate cap on base salaries used to calculate the tax credit bond to which companies that qualify for the regime are entitled from approximately 40 million Argentine pesos to 5 million Argentine pesos; the tax credit bond represents 70% of the Company’s social security contributions for those employees whose jobs are related to the promoted activities, with a salary cap which has been reduced to the indicated limit. MercadoLibre S.R.L. uses the tax credit bond to offset federal taxes.
As a result, the Company recorded an income tax benefit of $18 million and $1 million during the three-month periods ended March 31, 2025 and 2024, respectively. The aggregate per share effect of the income tax benefit amounted to $0.36 and $0.01 for the three-month periods ended March 31, 2025 and 2024, respectively. Furthermore, the Company recorded a social security benefit of $17 million during the three-month period ended March 31, 2024. For the three-month period ended March 31, 2025, the Company has not recorded any social security benefit.
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
Additionally, the Company has elected to measure the liability related to the Meli Dólar program, which corresponds to the holding by third-parties of the Company’s stablecoin, at fair value.

9 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Recently Adopted Accounting Standards
As of the date of issuance of these unaudited interim condensed consolidated financial statements there were no accounting pronouncements recently adopted by the Company.
Recently issued accounting pronouncements not yet adopted
On December 14, 2023, the FASB issued the Accounting Standard Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information, requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The other amendments in this update improve the effectiveness and comparability of disclosures by adding disclosures of pretax income (or loss) and income tax expense (or benefit) and removing disclosures that no longer are considered cost beneficial or relevant. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis while retrospective application is permitted. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.
On November 4, 2024, the FASB issued the ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The amendments in this update improve financial reporting by requiring disclosure of additional information about certain costs and expenses in the notes to financial statements at interim and annual reporting, such as the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption; a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027 (as clarified by ASU 2025-01). Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

NOTE 3. FINTECH REGULATIONS
Regulations issued by the central banks and other regulators of the countries where the Company operates applicable to its Fintech business are described in Note 3 to the consolidated financial statements in the Company’s 2024 10-K.
Mexico
On March 27, 2025, MPFS, S. de R.L. de C.V. submitted to the National Banking and Securities Commission (“CNBV” according to its Spanish acronym) an authorization request to organize and operate as an investment funds management company through Mercado Pago Fondos, S.A. de C.V., Sociedad Operadora de Fondos de Inversión. As of the date of this filing, this authorization is pending approval.
Argentina
On February 25, 2025 the Argentinian National Securities Commission (“CNV” according to its Spanish acronym) approved the registration of Mercado Pago Inversiones S.R.L. as a Comprehensive Investment Fund Placement and Distribution Agent (“ACDI”). In addition, on the same day, the CNV approved the request made by Mercado Pago Asset Management S.A. to Mercado Pago Inversiones S.R.L. replace Industrial Asset Management S.A. as management agent of “Mercado Fondo.”
As of the date of this filing, Mercado Pago Inversiones S.R.L. and Mercado Pago Asset Management S.A. have not yet begun their operations.

10 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 4. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS

The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	March 31, 2025	December 31, 2024
	(In millions)
Cash in bank accounts	$1,752	$1,725
Money market	675	572
Time deposits	527	334
U.S. government debt securities	23	—
Foreign government debt securities	—	4
Total cash and cash equivalents	2,977	2,635
Securitization transactions (1)	410	492
Foreign government debt securities (Central Bank of Brazil mandatory guarantee)	—	469
Cash in bank accounts (Argentine Central Bank regulation)	431	471
Cash in bank accounts (Mexican National Banking and Securities Commission regulation)	120	149
Time deposits (Mexican National Banking and Securities Commission regulation)	333	297
Cash in bank accounts (Chilean Commission for the Financial Market regulation)	161	130
Time deposits (Chilean Commission for the Financial Market regulation)	38	39
Money market (Secured lines of credit guarantee)	21	14
Time deposits (Central Bank of Uruguay mandatory guarantee)	—	3
Money market (Central Bank of Uruguay mandatory guarantee)	2	—
Foreign government debt securities (Central Bank of Uruguay mandatory guarantee)	5	—
Total restricted cash and cash equivalents	1,521	2,064
Total cash, cash equivalents, restricted cash and cash equivalents (2)	$4,498	$4,699
U.S. government debt securities	$542	$619
Foreign government debt securities (3)	4,331	3,619
Time deposits (4)	126	160
Corporate debt securities (5)	83	87
Total short-term investments	$5,082	$4,485
U.S. government debt securities	$533	$468
Foreign government debt securities (5) (6)	529	483
Securitization transactions (1)	11	12
Corporate debt securities	182	175
Equity securities held at cost	66	65
Total long-term investments	$1,321	$1,203
(1) Cash, cash equivalents and investments from securitization transactions are restricted to the payment of amounts due to third-party investors.
(2) Cash, cash equivalents, restricted cash and cash equivalents as reported in the interim condensed consolidated statements of cash flows.
(3) As of March 31, 2025 and December 31, 2024, includes $4,250 million and $3,370 million, respectively, considered restricted due to the Central Bank of Brazil’s mandatory guarantee. Also, as of March 31, 2025 and December 31, 2024, includes $5 million considered restricted, that guarantees a line of credit. As of March 31, 2025 and December 31, 2024, includes $14 million and $17 million, respectively, considered restricted due to the Central Bank of Uruguay’s mandatory guarantee.
(4) As of March 31, 2025 and December 31, 2024, includes $72 million and $42 million, respectively, of collateral as part of credit card scheme arrangement rules in Brazil, and is considered restricted.
(5) Includes investments held by a consolidated VIE, in which the Company has determined that it has both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity. As of March 31, 2025 and December 31, 2024, includes $409 million and $337 million, of foreign government debt securities, respectively. Also, as of December 31, 2024, includes $1 million of corporate debt securities.
(6) As of March 31, 2025 and December 31, 2024, includes $4 million and $2 million, respectively, of foreign government debt securities considered restricted due to the Brazilian stock market's mandatory guarantee to operate with futures contracts.
11 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 5. LOANS RECEIVABLE, NET
The Company classifies loans receivable as “Merchant,” “Consumer,” “Credit cards” and “Asset-backed.” As of March 31, 2025 and December 31, 2024, the components of current and non-current Loans receivable, net were as follows:

	March 31, 2025
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
Merchant	$1,393	$(509)	$884
Consumer	2,967	(802)	2,165
Credit cards	3,242	(732)	2,510
Asset-backed	178	(11)	167
Total	$7,780	$(2,054)	$5,726

	December 31, 2024
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
Merchant	$1,205	$(417)	$788
Consumer	2,591	(696)	1,895
Credit cards	2,639	(557)	2,082
Asset-backed	138	(8)	130
Total	$6,573	$(1,678)	$4,895
The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $2,074 million and $1,708 million as of March 31, 2025 and December 31, 2024, respectively, which includes $20 million and $30 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the interim condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, the Company is exposed to off-balance sheet unused agreed loan commitment on credit cards portfolio which expose the Company to credit risks for $3,580 million and $2,872 million, respectively. For the three-month periods ended March 31, 2025 and 2024, the Company recognized in Provision for doubtful accounts a gain of $13 million and a loss of less than $1 million as expected credit losses, respectively.
From time to time, the Company sells loans receivable related to its lending solution. In this regard, during 2024, the Company signed a contract with a third party to sell an amount up to $100 million of its loans receivable, as part of its funding strategy. These loans were originated by its Mexican subsidiary and provided to local users. This transaction is accounted for as a true sale and the Company has a continuing involvement related to a servicing fee charged to the purchaser for collection services and regarding a beneficial interest retained by the Company over the transferred assets. Such involvements do not preclude the fact that this operation qualifies as a true sale because the purchaser has full control over the transferred assets. During the three-month period ended March 31, 2025 the Company sold $31 million of loans receivable and recorded a gain of $1 million related to the aforementioned contract. As of December 31, 2024, the Company sold $44 million of loans receivable and no gains or losses were recorded in the three-month period ended March 31, 2024.
The following tables summarize the allowance for doubtful accounts activity during the three-month periods ended March 31, 2025 and 2024:

	March 31, 2025
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$417	$696	$557	$8	$1,678
Net charged to Net Income	151	223	234	3	611
Currency translation adjustments	28	31	35	1	95
Write-offs (1)	(87)	(148)	(94)	(1)	(330)
Balance at end of period	$509	$802	$732	$11	$2,054
12 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	March 31, 2024
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$256	$591	$236	$1	$1,084
Net charged to Net Income	91	177	102	1	371
Currency translation adjustments	(6)	(2)	(6)	—	(14)
Write-offs (1)	(52)	(108)	(38)	—	(198)
Balance at end of period	$289	$658	$294	$2	$1,243
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
The amortized cost of the loans receivable classified by the Company’s credit quality internal indicator was as follows:

	March 31, 2025	December 31, 2024
	(In millions)
1-14 days past due	$154	$125
15-30 days past due	193	146
31-60 days past due	227	175
61-90 days past due	216	167
91-120 days past due	195	178
121-150 days past due	200	155
151-180 days past due	170	138
181-210 days past due	176	129
211-240 days past due	155	118
241-270 days past due	137	121
271-300 days past due	128	109
301-330 days past due	117	112
331-360 days past due	122	90
Total past due	2,190	1,763
To become due	5,590	4,810
Total	$7,780	$6,573
As of March 31, 2025 and December 31, 2024, renegotiations represented 1.3% and 1.4% of the loans receivable portfolio, respectively.

13 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets
The composition of goodwill and intangible assets is as follows:

	March 31, 2025	December 31, 2024
	(In millions)
Goodwill	$155	$149
Intangible assets with indefinite lives
Trademarks	4	4
Amortizable intangible assets
Naming rights	29	—
Licenses and others	18	18
Non-compete agreements	3	3
Customer lists	15	14
Trademarks	7	7
Hubs network	3	3
Others	3	3
Total intangible assets	82	52
Accumulated amortization	(43)	(40)
Total intangible assets, net	$39	$12

Goodwill
The changes in the carrying amount of goodwill for the three-month period ended March 31, 2025 and the year ended December 31, 2024 are as follows:

	Three Months Ended March 31, 2025
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$56	$39	$14	$33	$5	$2	$149
Currency translation adjustments	4	1	—	1	—	—	6
Balance, end of the period	$60	$40	$14	$34	$5	$2	$155

	Year Ended December 31, 2024
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$64	$44	$10	$37	$6	$2	$163
Business acquisitions	6	2	4	—	—	—	12
Currency translation adjustments	(14)	(7)	—	(4)	(1)	—	(26)
Balance, end of the year	$56	$39	$14	$33	$5	$2	$149
Intangible assets with definite useful life
Intangible assets with definite useful life are comprised of naming rights, customer lists, non-compete and non-solicitation agreements, hubs network, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets for the three-month periods ended March 31, 2025 and 2024 amounted to $2 million and $1 million, respectively.
14 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the remaining amortization of intangible assets (in millions) with definite useful life as of March 31, 2025:

For year to be ended December 31, 2025	$7
For year to be ended December 31, 2026	8
For year to be ended December 31, 2027	7
For year to be ended December 31, 2028	6
Thereafter	7
$35
NOTE 7. INTANGIBLE ASSETS AT FAIR VALUE
The following tables present the digital assets name, cost basis, fair value, and number of units for each significant digital asset holding as of March 31, 2025 and December 31, 2024:

Digital asset name	March 31, 2025
	Cost basis (1)	Fair value	Number of units held
	(In millions, except for number of units held)
Bitcoin	$22	$47	570.4
Ether	3	6	3,050.0

Digital asset name	December 31, 2024
	Cost basis (1)	Fair value	Number of units held
	(In millions, except for number of units held)
Bitcoin	$6	$39	412.7
Ether	3	10	3,049.8
(1) Cost basis of the digital assets is net of $21 million of impairment losses recognized prior to the adoption of ASU 2023-08.

NOTE 8. SEGMENTS
The Company manages the business country-by-country to understand and focus on the specific needs and opportunities in those markets. The Company’s chief executive officer is responsible for allocating resources and assessing performance and is therefore its chief operating decision maker (“CODM”). The Company’s segments include Brazil, Mexico, Argentina and other countries (which includes Chile, Colombia, Costa Rica, Ecuador, Peru, Uruguay and the U.S.).
The CODM makes decisions considering all business lines within a country as whole, taking into account the synergies between the different lines in each of the countries’ integrated digital ecosystems.
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
15 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended March 31, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$2,673	$1,107	$1,313	$227	$5,320
Net product revenues	409	115	69	22	615
Net revenues and financial income	3,082	1,222	1,382	249	5,935

Local operating expenses	(2,457)	(960)	(714)	(193)	(4,324)
Depreciation and amortization	(83)	(45)	(20)	(11)	(159)
Total segment costs	(2,540)	(1,005)	(734)	(204)	(4,483)
Direct contribution	542	217	648	45	1,452
Operating expenses and indirect costs of net revenues and financial expenses					(689)
Income from operations					763
Other income (expenses):
Interest income and other financial gains					37
Interest expense and other financial losses					(39)
Foreign currency losses, net					(55)
Net income before income tax expense					$706

	Three Months Ended March 31, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$2,316	$886	$590	$163	$3,955
Net product revenues	255	85	25	13	378
Net revenues and financial income	2,571	971	615	176	4,333

Local operating expenses	(1,937)	(703)	(374)	(145)	(3,159)
Depreciation and amortization	(73)	(44)	(17)	(10)	(144)
Total segment costs	(2,010)	(747)	(391)	(155)	(3,303)
Direct contribution	561	224	224	21	1,030
Operating expenses and indirect costs of net revenues and financial expenses					(502)
Income from operations					528
Other income (expenses):
Interest income and other financial gains					25
Interest expense and other financial losses					(38)
Foreign currency losses, net					(34)
Net income before income tax expense					$481

16 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes net revenues and financial income per reporting segment, which have been disaggregated by similar products and services for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	Brazil		Mexico		Argentina		Other Countries (6)		Total
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
	(In millions)
Commerce services (1)	$1,471	$1,313	$667	$531	$406	$176	$157	$108	$2,701	$2,128
Commerce product sales (2)	402	250	111	82	68	24	21	12	602	368
Total commerce revenues	1,873	1,563	778	613	474	200	178	120	3,303	2,496
Financial services and income (3)	606	587	166	123	634	295	67	52	1,473	1,057
Credit revenues (4)	596	416	274	232	273	119	3	3	1,146	770
Fintech product sales (5)	7	5	4	3	1	1	1	1	13	10
Total fintech revenues	1,209	1,008	444	358	908	415	71	56	2,632	1,837
Total net revenues and financial income	$3,082	$2,571	$1,222	$971	$1,382	$615	$249	$176	$5,935	$4,333
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
(6) Revenues from external customers in the U.S. amounted to $10 million and $3 million for the three-month periods ended March 31, 2025 and 2024, respectively.
The following table summarizes the allocation of property and equipment, net based on geography:

	March 31, 2025
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Property and equipment	$1,154	$803	$459	$10	$192	$2,618
Accumulated depreciation	(481)	(263)	(209)	(7)	(95)	(1,055)
Total property and equipment, net	$673	$540	$250	$3	$97	$1,563

	December 31, 2024
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Property and equipment	$1,078	$713	$434	$10	$178	$2,413
Accumulated depreciation	(497)	(239)	(199)	(6)	(92)	(1,033)
Total property and equipment, net	$581	$474	$235	$4	$86	$1,380
17 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the allocation of the operating lease right-of-use assets based on geography:

	March 31, 2025
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Right of use asset	$768	$691	$78	$4	$120	$1,661
Accumulated amortization	(175)	(141)	(38)	(1)	(44)	(399)
Total right of use asset, net	$593	$550	$40	$3	$76	$1,262

	December 31, 2024
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Right of use asset	$618	$616	$76	$4	$115	$1,429
Accumulated amortization	(139)	(116)	(36)	(1)	(39)	(331)
Total right of use asset, net	$479	$500	$40	$3	$76	$1,098
The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31, 2025
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Intangible assets at fair value	$—	$—	$—	$53	$—	$53
Goodwill and intangible assets	98	45	23	—	71	237
Accumulated amortization	(7)	(4)	(8)	—	(24)	(43)
Total goodwill and intangible assets, net	$91	$41	$15	$53	$47	$247

	December 31, 2024
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Intangible assets at fair value	$—	$—	$—	$49	$—	$49
Goodwill and intangible assets	64	43	23	—	71	201
Accumulated amortization	(6)	(4)	(7)	—	(23)	(40)
Total goodwill and intangible assets, net	$58	$39	$16	$49	$48	$210
18 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 9. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	Balances as of March 31, 2025	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)	Balances as of December 31, 2024	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
	(In millions)
Cash and Cash Equivalents:
Money Market	$675	$675	$—	$—	$572	$572	$—	$—
U.S. government debt securities (1)	23	23	—	—	—	—	—	—
Foreign government debt securities (1)	—	—	—	—	4	4	—	—
Restricted Cash and Cash Equivalents:
Money Market (2)	319	319	—	—	297	297	—	—
Foreign government debt securities (1)	5	5	—	—	469	469	—	—
Investments:
U.S. government debt securities (1)	1,075	1,075	—	—	1,087	1,087	—	—
Foreign government debt securities (1) (3)	4,871	4,871	—	—	4,114	4,114	—	—
Corporate debt securities	265	265	—	—	262	262	—	—
Other Assets:
Derivative Instruments	31	—	31	—	58	—	58	—
Intangible assets at fair value	53	53	—	—	49	49	—	—
Total Assets	$7,317	$7,286	$31	$—	$6,912	$6,854	$58	$—
Salaries and social security payable:
Long-term retention program	$44	$—	$44	$—	$163	$—	$163	$—
Other Liabilities:
Meli Dólar liability (1)	42	—	42	—	31	—	31	—
Derivative Instruments	44	—	44	—	31	—	31	—
Contingent consideration	4	—	—	4	4	—	—	4
Total Liabilities	$134	$—	$130	$4	$229	$—	$225	$4
(1) Measured at fair value with impact on the statement of income for the application of the fair value option. (See Note 2 – Summary of significant accounting policies – Fair value option applied to certain financial instruments).
(2) As of March 31, 2025 and December 31, 2024, includes $296 million and $283 million, respectively, of money market funds from securitization transactions. (See Note 4 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
(3) As of March 31, 2025 and December 31, 2024, includes $11 million and $12 million, respectively, of investments from securitization transactions. (See Note 4 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
19 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The Company’s assets and liabilities measured and recorded at fair value on a recurring basis were valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions. The unobservable inputs of the fair value of contingent considerations classified as Level 3 refer to the amounts to be paid according to the agreement of an acquisition, the likelihood of achievement of the targets included in that arrangement (expected to be 100%), and the Company’s historical experience with similar arrangements. Reasonable variation on those unobservable inputs would not significantly change the fair value of those instruments. As of March 31, 2025 and December 31, 2024, the Company had not changed the methodology nor the assumptions used to estimate the fair value of the financial instruments.
There were no transfers to and from Levels 1, 2 and 3 during the three-month period ended March 31, 2025, nor during the year ended December 31, 2024.
The Company’s election of the fair value option applies to: i) foreign government debt securities, ii) U.S. government debt securities and iii) Meli Dólar liability. The Company recognized fair value changes of foreign and U.S. government debt securities, which include the related interest income of those instruments, in net service revenues and financial income if it is related to Mercado Pago’s operations or in interest income and other financial gains if not. Such fair value changes and interest income amount to gains of $125 million and $69 million in net service revenues and financial income, and $20 million and $10 million in interest income and other financial gains for the three-month periods ended March 31, 2025 and 2024, respectively. The Meli Dólar liability has not presented changes in its fair value for the three-month period ended March 31, 2025. No Meli Dólar liability existed during the three-month period ended March 31, 2024.
As of March 31, 2025 and December 31, 2024, the cost of the Company’s investment in corporate debt securities classified as available for sale amounted to $261 million and $259 million, respectively, and the estimated fair value amounted to $265 million and $262 million, respectively. The cost of these securities is determined under a specific identification basis. As of March 31, 2025 and December 31, 2024 the gross unrealized gains accumulated amounted to $4 million and $3 million, respectively. For the three-month periods ended March 31, 2025 and 2024, the proceeds from sales of corporate debt securities amounted to $24 million and $3 million, respectively.
The following table summarizes the net carrying amount of the corporate debt securities classified as available for sale, classified by its contractual maturities:

	March 31, 2025	December 31, 2024
	(In millions)
One year or less	$83	$87
One year to two years	39	45
Two years to three years	29	21
Three years to four years	78	63
Four years to five years	36	46
Total available for sale investments	$265	$262
The following table summarizes the net carrying amount of the debt securities not classified as available for sale (U.S. and foreign government debt securities), classified by its contractual maturities or Management expectation to convert the investments into cash:

	March 31, 2025	December 31, 2024
	(In millions)
One year or less	$4,901	$4,711
One year to two years	537	475
Two years to three years	170	152
Three years to four years	297	231
Four years to five years	68	104
More than five years	1	1
Total debt securities not classified as available for sale	$5,974	$5,674
20 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Financial assets and liabilities not measured and recorded at fair value
The following table summarizes the estimated fair value of the financial assets and liabilities of the Company not measured at fair value as of March 31, 2025 and December 31, 2024:

	Balances as of March 31, 2025	Estimated fair value as of March 31, 2025	Balances as of December 31, 2024	Estimated fair value as of December 31, 2024
	(In millions)
Cash and cash equivalents	$2,279	$2,279	$2,059	$2,059
Restricted cash and cash equivalents	1,197	1,197	1,298	1,298
Investments	126	126	160	160
Accounts receivables, net	261	261	255	255
Credit card receivables and other means of payment, net	5,532	5,532	5,288	5,288
Loans receivable, net	5,726	5,662	4,895	4,840
Other assets	265	265	114	114
Total Assets	$15,386	$15,322	$14,069	$14,014
Accounts payable and accrued expenses	$3,330	$3,330	$3,196	$3,196
Funds payable to customers	7,391	7,391	6,954	6,954
Amounts payable due to credit and debit card transactions	2,185	2,185	1,964	1,964
Salaries and social security payable	603	603	564	564
Loans payable and other financial liabilities	6,318	6,247	5,593	5,499
Other liabilities	411	411	356	356
Total Liabilities	$20,238	$20,167	$18,627	$18,533
As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s financial assets with determinable fair value (except for loans receivable) not measured at fair value approximated their fair value mainly because of their short-term maturity or because the effective interest rates are not materially different from market interest rates. If these financial assets were measured at fair value in the financial statements, cash and cash equivalents and restricted cash and cash equivalents would be classified as Level 1 (where cost and fair value are aligned) and the remaining financial assets would be classified as Level 2. The estimated fair value of the loans receivable would be classified as Level 3 based on the Company’s assumptions.
As of March 31, 2025 and December 31, 2024, the carrying value of the Company’s financial liabilities (except for the 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”) and the 3.125% Notes due 2031 (the “2031 Notes”)) not measured at fair value approximated their fair value mainly because of their short-term maturity or because the effective interest rates are not materially different from market interest rates. If these financial liabilities were measured at fair value in the financial statements, these would be classified as Level 2. As of March 31, 2025 and December 31, 2024, the estimated fair value of the 2026 Sustainability Notes would be $356 million and $351 million, respectively, and the estimated fair value of the 2031 Notes would be $487 million and $475 million, respectively, which is based on Level 2 inputs.

NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers it to be probable that future costs will be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of March 31, 2025, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $153 million (net of judicial deposits) within non current other liabilities to cover legal actions against the Company for which Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.
In addition, as of March 31, 2025, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible of resulting in a loss for an estimated aggregate amount up to $276 million. No loss amounts have been accrued for such reasonably possible legal actions.
21 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

For further information related to contingent liabilities please refer to Note 16 to the consolidated financial statements in the Company’s 2024 10-K.
Tax Claims
Exclusion of ICMS tax benefits from federal taxes base
The tax claim related to the exclusion of ICMS tax benefits from the tax base of the Corporate Income Tax (“IRPJ”) and of the Social Contribution on Net Profits (“CSLL”) is described in Note 16 to the consolidated financial statements in the Company’s 2024 10-K. On April 4, 2025, the case, whose risk of losing was deemed not more likely than not, became final and unappealable in favor of the Company in relation to the period up to December 2023. The Company had recorded a corresponding income tax benefit arising from the ICMS tax incentives from September 2021 up to December 2023, which amounted to $36 million considering the exchange rate as of March 31, 2025.
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
As of March 31, 2025 and December 31, 2024, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $5,546 million and $5,769 million, respectively, for which the Company recorded a provision of $12 million and $14 million, respectively.
Commitments
The Company has committed to purchase cloud platform and other technology services for a total minimum aggregate purchase commitment of $3,215 million. As of March 31, 2025, the remaining purchase commitment is $2,944 million.
The Company has signed a 10-year agreement with Gol Linhas Aereas S.A. under which the Company is committed to contract a minimum amount of air logistics services for a total cost of $331 million (portion allocated to the services component of the agreement). As of March 31, 2025, the remaining purchase commitment is $272 million.
Since October 2023, the Company has signed 3-year agreements with certain shipping companies in Brazil, under which the Company committed to contract a minimum amount of logistics services for a total cost of $53 million. As of March 31, 2025, the remaining commitment amounted to $37 million.
As of March 31, 2025, the Company has lease agreements for new warehouses in Brazil, Mexico and Argentina, for a total amount of $1,364 million, that have not yet commenced. Lease terms under the agreements are between 3 to 15 years.
The Company has unconditional purchase obligations related to capital expenditures for a total amount of $34 million. As of March 31, 2025, the remaining purchase commitment is $11 million.

22 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 11. LONG TERM RETENTION PROGRAM
The following table summarizes the long term retention program accrued compensation expense for the three-month periods ended March 31, 2025 and 2024, which are payable in cash according to the decisions made by the Board of Directors (the “Board”):

	Three Months Ended March 31,
	2025	2024
	(In millions)
LTRP 2019	$2	$7
LTRP 2020	9	7
LTRP 2021	8	7
LTRP 2022	14	12
LTRP 2023	23	22
LTRP 2024	20	13
LTRP 2025	16	—
Total LTRP	$92	$68
NOTE 12. LOANS PAYABLE AND OTHER FINANCIAL LIABILITIES
The following tables summarize the Company’s Loans payable and other financial liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(In millions)
Loans from banks	$1,045	$946
Bank overdrafts	—	26
Secured lines of credit	138	110
Financial Bills	27	7
Deposit Certificates	1,076	1,068
Commercial Notes	6	5
Finance lease liabilities	39	41
Collateralized debt	864	610
2026 Sustainability Notes	364	4
2031 Notes	4	8
Other lines of credit	6	3
Current loans payable and other financial liabilities	$3,569	$2,828

Loans from banks	$361	$217
Secured lines of credit	5	6
Financial Bills	455	271
Deposit Certificates	2	2
Commercial Notes	186	170
Finance lease liabilities	76	81
Collateralized debt	1,232	1,232
2026 Sustainability Notes	—	362
2031 Notes	546	546
Other lines of credit	1	—
Non-Current loans payable and other financial liabilities	$2,864	$2,887
23 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	March 31, 2025	December 31, 2024
					(In millions)
Loans from banks
Chilean Subsidiaries	Chilean Pesos	Fixed	6.53%	April 2025 - June 2026	$187	$134
Brazilian Subsidiary	Brazilian Reais	—	—	—	—	44
Brazilian Subsidiary (1)	US Dollar	Fixed	5.47%	October 2025 - March 2026	289	211
Brazilian Subsidiary (1)	Euros	Fixed	4.16%	September 2025 - November 2026	201	190
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.80%	April 2025 - May 2031	20	20
Mexican Subsidiaries	Mexican Pesos	Variable	TIIE + 1.59% - 3.50%	April 2025 - March 2030	635	512
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	9.28%	April - August 2025	74	52

Bank overdrafts
Uruguayan Subsidiary	Uruguayan Pesos	—	—	—	—	15
Chilean Subsidiary	Chilean Pesos	—	—	—	—	11

Secured lines of credit
Argentine Subsidiaries	Argentine Pesos	Fixed	30.15%	April 2025	131	102
Mexican Subsidiary	Mexican Pesos	Fixed	10.91%	April 2025 - July 2027	12	14

Financial Bills
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.45% - 1.40%	April 2025 - March 2028	482	278

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.15% - 0.69%	April 2025 - January 2026	376	331
Brazilian Subsidiary	Brazilian Reais	Variable	97.5% to 109.0% of CDI	April 2025 - January 2027	646	703
Brazilian Subsidiary	Brazilian Reais	Fixed	11.46% - 15.22%	April - September 2025	56	36

Commercial Notes
Brazilian Subsidiary	Brazilian Reais	Variable	DI + 0.88%	April 2025 - August 2027	63	60
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41%	April 2025 - August 2029	129	115

Finance lease liabilities					115	122
Collateralized debt					2,096	1,842
2026 Sustainability Notes	US Dollar	Fixed	2.375%	July 2025 - January 2026	364	366
2031 Notes	US Dollar	Fixed	3.125%	July 2025 - January 2031	550	554
Other lines of credit					7	3
					$6,433	$5,715
(1) The carrying amount includes the effect of the derivative instruments that qualified for fair value hedge accounting. See Note 15 – Derivative instruments for further detail.
See Note 13 – Securitization transactions and Note 14 – Leases to these unaudited interim condensed consolidated financial statements for details regarding the Company’s collateralized debt securitization transactions and finance lease obligations, respectively.
2.375% Sustainability Senior Notes Due 2026 and 3.125% Senior Notes Due 2031
On January 14, 2021, the Company closed a public offering of $400 million aggregate principal amount of the 2026 Sustainability Notes and $700 million aggregate principal amount of the 2031 Notes, and together with the 2026 Sustainability Notes, the “Notes.”
24 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

During 2024, the Company repurchased $27 million and $81 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid during 2024 for those repurchases amounted to $98 million. During the three-month period ended March 31, 2025, the Company did not make repurchases of the 2026 Sustainability Notes or the 2031 Notes.
Certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guarantee the payment of principal, premium, if any, interest, and all other amounts in respect of each of the Notes (the “Subsidiary Guarantees”). The initial Subsidiary Guarantors were MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., Mercado Pago Instituição de Pagamento Ltda. (formerly known as “MercadoPago.com Representações Ltda.”), MercadoLibre Chile Ltda., MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico (formerly known as “MercadoLibre, S. de R.L. de C.V.”), DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. On October 27, 2021, MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico became an excluded subsidiary pursuant to the terms of the Notes and it was released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes. On July 1 and October 1, 2022, Ibazar.com Atividades de Internet Ltda. and Mercado Envios Servicos de Logistica Ltda. were merged into eBazar.com.br Ltda, respectively. On May 2, 2025, as a result of the spin-off of DeRemate.com de México, S. de R.L. de C.V. completed in January 2025 (the “DeRemate Spinoff”), MPFS, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes.
For additional information regarding the 2026 Sustainability Notes and the 2031 Notes please refer to Note 18 to the audited consolidated financial statements for the year ended December 31, 2024, contained in the Company’s 2024 10-K.
Amended and Restated Revolving Credit Agreement
On September 27, 2024, the Company entered into a $400 million amended and restated revolving credit agreement (the “Amended and Restated Credit Agreement”) with the lenders party thereto and the Company’s subsidiaries MercadoLibre S.R.L., Ebazar.com.br Ltda., Mercado Pago Instituição de Pagamento Ltda., DeRemate.com de Mexico S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda., and MercadoLibre Colombia Ltda. as initial guarantors. As a result of the DeRemate Spinoff, MPFS, S. de R.L. de C.V. will become a guarantor under the Amended and Restated Credit Agreement in accordance with its terms. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by the guarantors, as stated before.
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
As of March 31, 2025, no amounts have been borrowed under the facility.
NOTE 13. SECURITIZATION TRANSACTIONS
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
The following table summarizes the Company’s collateralized debt under securitization transactions, as of March 31, 2025:

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	$140	CDI + 2.50%	Brazilian Reais	March 2027
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	17	CDI + 3.50%	Brazilian Reais	August 2025
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	209	CDI + 2.35%	Brazilian Reais	January 2030
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	70	CDI + 5.25%	Brazilian Reais	July 2028
Seller Fundo De Investimento Em Direitos Creditórios	183	CDI + 1.60%	Brazilian Reais	March 2026
Seller Fundo De Investimento Em Direitos Creditórios	91	CDI + 1.80%	Brazilian Reais	May 2026
Seller Fundo De Investimento Em Direitos Creditórios	37	CDI + 1.40%	Brazilian Reais	September 2026
Seller Fundo De Investimento Em Direitos Creditórios	18	CDI + 1.60%	Brazilian Reais	November 2026
Seller II Fundo De Investimento Em Direitos Creditórios Segmento Meios De Pagamento De Resp Ltda	175	CDI + 0.85%	Brazilian Reais	July 2027
Mercado Crédito Consumo XXXIV	7	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	April - July 2025 (1)
Mercado Crédito Consumo XXXV	15	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	June - August 2025 (1)
Mercado Crédito XXII	1	Badlar rates plus 200 basis points with a min 15% and a max 70%	Argentine Pesos	April 2025
Mercado Crédito XXIII	8	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	May - June 2025 (1)
Mercado Crédito XXIV	10	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	June - August 2025 (1)
Mercado Crédito XXV	29	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	July - August 2025 (1)
Mercado Crédito XXVI	33	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	August - October 2025 (1)
Mercado Crédito XXVII	31	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	August - October 2025 (1)
Mercado Crédito XXVIII	30	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	September - November 2025 (1)
Mercado Crédito XXIX	31	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	September - November 2025 (1)
Mercado Crédito XXX	38	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	October - December 2025 (1)
Mercado Crédito XXXI	43	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	October - December 2025 (1)
26 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito XXXII	46	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	November 2025 - January 2026 (1)
Mercado Crédito XXXIII	51	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	November 2025 - February 2026 (1)
Mercado Crédito XXXIV	57	Badlar rates plus 200 basis points with a min 10% and a max 50%	Argentine Pesos	January - March 2026 (1)
Mercado Crédito XXXV (2)	61	Badlar rates plus 200 basis points with a min 10% and a max 40%	Argentine Pesos	February - March 2026 (1)
Mercado Crédito XXXVI (2)	60	TAMAR rates plus 100 basis points with a min 15% and a max 50%	Argentine Pesos	March - July 2026 (1)
Fideicomiso de administración y fuente de pago CIB/3756	205	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.35%	Mexican Pesos	August 2026
Fideicomiso de administración y fuente de pago CIB/3369	30	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 7.0%	Mexican Pesos	July 2027
Fideicomiso de administración y fuente de pago CIB/3369	222	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.80%	Mexican Pesos	July 2027
Fideicomiso Irrevocable de Administración y Fuente de Pago número CIB/4372	131	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.50%	Mexican Pesos	August 2027
Frontal Trust Mercado Pago Créditos Fondo de Inversión	8	TAB 30 + 2.10%	Chilean Pesos	November 2027
Frontal Trust Mercado Pago Créditos Fondo de Inversión	2	TAB 30 + 3.90%	Chilean Pesos	November 2027
Frontal Trust Mercado Pago Créditos Fondo de Inversión	7	TAB 30 + 4.25%	Chilean Pesos	November 2027
	$2,096
(1) Minimum and maximum maturity depending on the applicable interest rate within the range.
(2) As of March 31, 2025, Loans payables owned by this trust were obtained through private placements. Mercado Crédito XXXV trust made the public debt issuance in the Argentine stock market on April 8, 2025. Mercado Crédito XXXVI trust made the public debt issuance in the Argentine stock market on May 8, 2025.
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
27 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The assets and liabilities of the SPEs through which the Company securitizes financial assets as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Assets	(In millions)
Current assets:
Restricted cash and cash equivalents	$410	$492
Loans receivable, net of allowances	1,695	1,410
Intercompany receivables	933	743
Other assets	—	1
Total current assets	3,038	2,646
Non-current assets:
Long-term investments	11	12
Loans receivable, net of allowances	132	102
Total non-current assets	143	114
Total assets	$3,181	$2,760
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1	$1
Loans payable and other financial liabilities	864	610
Intercompany liabilities	66	24
Other liabilities	1	1
Total current liabilities	932	636
Non-current liabilities:
Loans payable and other financial liabilities	1,232	1,232
Total non-current liabilities	1,232	1,232
Total liabilities	$2,164	$1,868

28 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 14. LEASES
The Company leases certain fulfillment, cross-docking and services centers, office space, aircraft, aircraft hangars, machines, and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental balance sheet information related to leases was as follows:

	March 31, 2025	December 31, 2024
	(In millions)
Operating Leases
Operating lease right-of-use assets	$1,262	$1,098

Operating lease liabilities	$1,293	$1,135

Finance Leases
Property and equipment, at cost	$205	$200
Accumulated depreciation	(87)	(77)
Property and equipment, net	$118	$123

Loans payable and other financial liabilities	$115	$122
The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	8 Years	8 Years
Finance leases	3 Years	3 Years

Weighted average discount rate (1)
Operating leases	10%	10%
Finance leases	10%	10%
(1) Includes discount rates of leases in local currency and U.S. dollar.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Operating lease cost	$84	$48

Finance lease cost:
Depreciation of property and equipment	$10	$10
Interest on lease liabilities	3	4
Total finance lease cost	$13	$14
29 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates and internal rates of return to calculate the lease liabilities for the operating and finance leases, respectively:

Period Ending	Operating Leases	Finance Leases
	(In millions)
One year or less	$299	$49
One year to two years	268	42
Two years to three years	247	31
Three years to four years	226	11
Four years to five years	186	—
Thereafter	687	—
Total lease payments	1,913	133
Less imputed interest	(620)	(18)
Total	$1,293	$115

NOTE 15. DERIVATIVE INSTRUMENTS
Cash flow hedges
As of March 31, 2025, the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOs devices in U.S. dollars owed by a Brazilian subsidiary and hosting and licenses expenses payable in U.S. dollars owed by Brazilian and Mexican subsidiaries, whose functional currencies are the Brazilian Real and the Mexican Peso, respectively. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the interim condensed consolidated statements of income in the “Cost of net revenues and financial expenses," “Product and technology development” expenses and “Foreign currency losses, net” line items, in the same period the forecasted transaction affects earnings. As of March 31, 2025, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive loss will be reclassified into the interim condensed consolidated statements of income within the next 12 months.
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
The Company also uses future contracts to hedge the interest rate exposure of its asset-backed loan portfolio originated in Brazil. In these cases, where the assets included in the portfolio shared the same risk exposure, the Company designated the future contracts as fair value hedges under the portfolio layer method. The derivatives’ gain or loss is reported in the interim condensed consolidated statements of income in the same line items as the change in the value of the financial assets due to the hedged risks. Accordingly, the Company will unlock its portfolio's fixed-rate to mitigate the effect of interest rate fluctuations.
Net investment hedge
The Company used cross currency swap contracts, to reduce the foreign currency exchange risk related to its investment in its Brazilian foreign subsidiaries and the interest rate risk. This derivative was designated as a net investment hedge and, accordingly, gains and losses are reported as a component of accumulated other comprehensive loss. The derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the interim condensed consolidated statements of income in the “Interest expense and other financial losses” and “Foreign currency losses, net” line items, in the same period that the interest expense affects earnings. As of March 31, 2025, there are no outstanding derivatives hedging the interest rate fluctuation of the financial debt designated as cash flow hedges.
30 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Derivative instruments not designated as hedging instruments
The Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian subsidiaries, whose functional currencies are the Brazilian Real. These transactions were not designated as hedges for accounting purposes. As of March 31, 2025, there are no outstanding derivatives hedging the foreign currency fluctuation not designated as hedging instruments.
Finally, as of March 31, 2025, the Company entered into swap contracts to hedge the interest rate fluctuation of a certain portion of its financial debt in its Brazilian subsidiaries and VIEs. These transactions were not designated as hedges for accounting purposes.
The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of
	March 31, 2025	December 31, 2024
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$361	$85
Cross currency swap contracts	482	400
Future contracts	152	86

Not designated as hedging instrument
Interest rate swap contracts	$111	$103
Derivative instrument contracts
The fair values of the Company’s outstanding derivative instruments as of March 31, 2025 and December 31, 2024 were as follows:

Derivative instruments	Balance sheet location	March 31,	December 31,
		2025	2024
		(In millions)
Foreign exchange contracts designated as cash flow hedges	Other current assets	$1	$6
Interest rate swap contracts not designated as hedging instruments	Other current assets	10	9
Cross currency swap contracts designated as fair value hedge	Other current assets	—	23
Interest rate swap contracts not designated as hedging instruments	Other non-current assets	20	20
Cross currency swap contracts designated as fair value hedge	Other current liabilities	8	2
Interest rate swap contracts not designated as hedging instruments	Other current liabilities	17	15
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	5	—
Interest rate swap contracts not designated as hedging instruments	Other non-current liabilities	14	14

The effects of derivative contracts on the interim condensed consolidated statement of comprehensive income for the three-month periods ended March 31, 2025 and 2024 were as follows:

	December 31, 2024	Amount of loss recognized in other comprehensive income	Amount of gain reclassified from accumulated other comprehensive loss	March 31, 2025
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$5	$(8)	$(1)	$(4)
	$5	$(8)	$(1)	$(4)
31 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	December 31, 2023	Amount of gain recognized in other comprehensive loss	Amount of loss reclassified from accumulated other comprehensive loss	March 31, 2024
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(4)	$2	$1	$(1)
Cross currency swap contracts designated as net investment hedge	(3)	—	2	(1)
	$(7)	$2	$3	$(2)

The effect of the Company’s fair value hedge relationships over its fixed-rate financial debt on the interim condensed consolidated statements of income for the three-month period ended March 31, 2025 is a net loss of $30 million, and affected Cost of net revenues and financial expenses and Foreign exchange losses, net. For the three-month period ended March 31, 2024, the Company recognized a gain of $4 million, that affected Cost of net revenues and financial expenses and Foreign exchange losses, net.
The carrying amount of the hedged items for fair value hedges over its fixed-rate financial debt included in the “Loans payable and other financial liabilities” line items of the interim condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 was $490 million and $401 million, respectively.
The effects of the Company’s fair value hedge relationships over its fixed-rate financial debt on the interim condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of March 31, 2025 and December 31, 2024 are $1 million and $2 million, respectively.
The effects of derivative contracts not designated as hedging instruments on the interim condensed consolidated statements of income for the three-month periods ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Interest rate contracts not designated as hedging instruments recognized in Interest expense and other financial losses	$1	$(2)
	$1	$(2)

32 | MercadoLibre, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27 A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report. Our forward looking statements, and the risks and uncertainties related to them, include, but are not limited to, statements regarding MercadoLibre, Inc.'s expectations, objectives and progress against strategic priorities; initiatives and strategies related to our products and services; business and market outlook, opportunities, strategies and trends; impacts of foreign exchange; the potential impact of the uncertain macroeconomic and geopolitical environment on our financial results; customer demand and market expansion; our planned product and services releases and capabilities; industry growth rates; future stock repurchases; our expected tax rate and tax strategies; and the likelihood, impact and result of pending legal, administrative and tax proceedings or government investigations. Such forward-looking statements are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A—Risk Factors” in Part I of the Company’s 2024 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2025. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited interim condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of the Company’s 2024 10-K, as well as the factors discussed in the other reports and documents we file from time to time with the SEC.
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
■a discussion of our principal trends and results of operations for the three-month periods ended March 31, 2025 and 2024;
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
Other Information

MercadoLibre, Inc. (together with its subsidiaries “us,” “we,”“our” or the “Company”) routinely post important information for investors on our Investor Relations website, investor.mercadolibre.com. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, public conference calls and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this report.
33 | MercadoLibre, Inc.

Business Overview

We are the leading online commerce and fintech ecosystem in Latin America. Our e-commerce platform is the leader in the region based on gross merchandise volume (“GMV”), and our fintech platform is the leader in monthly active users (“MAUs”) among fintech companies in Mexico, Argentina and Chile, and the second largest in Brazil. Mercado Libre's e-commerce platform is present in 18 countries (Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay, Venezuela, Bolivia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Honduras, Nicaragua, Panama, Paraguay and El Salvador) and our fintech platform, Mercado Pago, is present in eight countries (Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay and Ecuador). Our ecosystem provides consumers and merchants with a complete portfolio of services to enable buying and selling online and the processing of payments online and offline, as well as offering a wide array of simple day-to-day financial services.
We offer our users an ecosystem of integrated e-commerce and digital financial services, which includes: the Mercado Libre Marketplace, the Mercado Pago fintech platform, the Mercado Envios logistics service, the Mercado Ads solution and the Mercado Libre Classifieds service.
Our e-commerce platform provides buyers and sellers with a robust and safe environment that fosters the development of a large e-commerce community in Latin America, a region with a population of over 650 million people where penetration of e-commerce over total retail significantly lags benchmarks such as the United States of America (“U.S.”), the United Kingdom (“U.K.”) and China. We believe that we offer world-class technological and commercial solutions that address the distinctive cultural and geographic challenges of operating a digital commerce platform in Latin America.
The Mercado Libre Marketplace is a user-friendly online commerce platform that can be accessed through our mobile app or website. Third-party sellers (“3P”) account for most of the GMV transacted on the Marketplace. We complement this by selling directly to consumers on a first-party basis (“1P”) in selected categories where we can enhance price competitiveness and assortment; this accounts for less than 10% of GMV. The Marketplace has an extensive assortment of products, with a wide range of categories including consumer electronics, apparel and beauty, home goods, automotive accessories, toys, books and entertainment and consumer packaged goods. We also have a selection of international products available, primarily from sellers in China and the U.S., through our cross-border trade (“CBT”) operations. Our users can also list vehicles, properties and services they are looking to sell via Mercado Libre Classifieds. These listings differ from our Marketplace listings because we charge placing fees only, not final value fees.
Mercado Envios is a logistics solution that is one of the value-added services that we offer to our sellers and buyers on our platform. The logistics services we offer are an integral and crucial part of our value proposition as they reduce friction between buyers and sellers, allow us to have greater control over the full user experience and enable faster deliveries at a more competitive cost than would otherwise be available with third-party carriers. Sellers that use Mercado Envios are eligible to access shipping subsidies that enable free or discounted shipping for consumers that buy sellers' goods on our Marketplace. Our logistics network is built around fulfillment centers (which accounts for more than half of shipments), where sellers place their inventory in our warehouses, and cross-docking, where we collect items sold from sellers directly or via a network of thousands of partner stores (“MELI Places”) where sellers drop off sold items that need to be fed into our logistics network. MELI Places are also enabled for pick up of items purchased and processing of returns. Our transportation network includes dedicated aircraft, trucks and thousands of last-mile delivery vans, the vast majority of which are owned and operated by our third-party carriers.
Our advertising platform, Mercado Ads, is another value-added service that we offer to sellers on our platform and brands both on- and off-platform. The platform enables sellers and brands to access the millions of consumers who browse and purchase on our Marketplace, as well as the first-party data that all of these engagements generate. This enables advertisers to target highly granular audiences. The products we offer are Product Ads (sponsored listings), Brands Ads (product carrousels), Display Ads (banners) and Video Ads, the last two of which we are able to offer inventory off-platform as well as on our own Marketplace and fintech platform.
Mercado Shops is a service we offer to sellers to complement their business on our Marketplace. It is a digital storefront solution that allows sellers to set up, manage and promote their own digital stores, while using Mercado Libre's logistics, advertising and payments services. In January 2025, we announced the migration of Mercado Shops to “Mi Página,” which offers similar functionalities but is fully embedded within our Marketplace (without an external storefront). Mercado Shops will be discontinued as of December 31, 2025.
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
34 | MercadoLibre, Inc.

As an extension of our asset management and savings solutions for users, we launched a digital assets feature as part of the Mercado Pago account in Brazil, Mexico and Chile, in 2021, 2022 and 2023, respectively. This service allows our millions of users to purchase, hold and sell selected digital assets through our interface without leaving the Mercado Pago application, while a partner acts as the custodian and offers the blockchain infrastructure platform. This feature is available for all users through their Mercado Pago account. In 2024 and 2025 we launched “Meli Dólar,” a stablecoin that is pegged to the US dollar, in Brazil, Mexico and Chile. Members of our loyalty program receive their cashback in Meli Dólar and all Mercado Pago users can buy, hold and sell the stablecoin without charging any fees.
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
The following table sets forth the percentage of our consolidated net revenues and financial income by segment for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(% of total consolidated net revenues and financial income)	2025	2024
Brazil	51.9%	59.3%
Mexico	20.6	22.4
Argentina	23.3	14.2
Other Countries	4.2	4.1
Net revenues and financial income for the three-month period ended March 31, 2025 as compared to the same period in 2024 are described in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues and financial income.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies, Management estimates or accounting policies since the year ended December 31, 2024 and disclosed in the Company’s 2024 10-K under the heading “Critical Accounting Policies and Estimates.”
Results of operations for the three-month period ended March 31, 2025 compared to the three-month period ended March 31, 2024
The selected financial data for the three-month periods ended March 31, 2025 and 2024 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. The results of operations for the three-month period ended March 31, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025 or for any other period.
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
■shipping fees, which are generated when an item is delivered through our shipping service, net of the third-party carrier costs (when we act as an agent). When the Company acts as principal, revenues derived from shipping services are recognized upon delivery of the good to the customer, and presented on a gross basis. In addition, the Company generates storage fees, which are charged to the seller for the utilization of the Company’s fulfillment facilities;
35 | MercadoLibre, Inc.

■ad sales fees due to advertising services provided to sellers, vendors, brands and others, through product searches (product ads and brand ads) and display formats (including video ads and display programmatic), which are recognized based on the number of clicks and impressions, respectively;
■classifieds fees due to offerings in vehicles, real estate and services, which are charged to sellers who opt to give their listings greater exposure throughout our websites; and
■fees from other ancillary businesses.
Fintech revenues and financial income are attributable to:
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
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March 31, 2025 and 2024, no single customer accounted for more than 5.0% of our net revenues and financial income.
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
Our net revenues and financial income grew during the three-month period ended March 31, 2025 as compared to the same period in 2024, boosted by the growth of credit originations from our lending solution, an increase in total payment volume and fees due to payment in installments in our Mercado Pago platform, and the growth in gross merchandise volume.
The following table summarizes our consolidated net revenues and financial income for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Net revenues and financial income	$5,935	$4,333	$1,602	37.0%

36 | MercadoLibre, Inc.

The following table summarizes our consolidated net revenues and financial income by revenue stream and geographic segment for the three-month periods ended March 31, 2025 and 2024:

Consolidated net revenues and financial income	Three Months Ended March 31,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Brazil
Commerce	$1,873	$1,563	$310	19.8%
Fintech	1,209	1,008	201	19.9
	3,082	2,571	511	19.9
Mexico
Commerce	778	613	165	26.9
Fintech	444	358	86	24.0
	1,222	971	251	25.8
Argentina
Commerce	474	200	274	137.0
Fintech	908	415	493	118.8
	1,382	615	767	124.7
Other countries
Commerce	178	120	58	48.3
Fintech	71	56	15	26.8
	249	176	73	41.5
Consolidated
Commerce	3,303	2,496	807	32.3
Fintech	2,632	1,837	795	43.3
Total	$5,935	$4,333	$1,602	37.0%

See Note 8 – Segments of our unaudited interim condensed consolidated financial statements for further information regarding our net revenues and financial income disaggregated by similar products and services for the three-month periods ended March 31, 2025 and 2024.
Our Commerce revenues grew $807 million, or 32.3%, for the three-month period ended March 31, 2025, as compared to the same period in 2024. This increase in Commerce revenues was primarily attributable to:
■an increase of $573 million in our Commerce services revenues for the three-month period ended March 31, 2025, mainly related to (i) a 17% increase in gross merchandise volume, and (ii) higher flat fee contributions for low gross merchandise volume transactions. Shipping carrier costs netted against revenues decreased $150 million, from $361 million for the three-month period ended March 31, 2024, to $211 million for the three-month period ended March 31, 2025, mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent; and
■an increase of $234 million in our revenues from Commerce product sales for the three-month period ended March 31, 2025, as compared to the same period in 2024, mainly in Brazil, Argentina and Mexico.
Our Fintech revenues grew 43.3%, from $1,837 million for the three-month period ended March 31, 2024 to $2,632 million for the three-month period ended March 31, 2025. This increase was mainly generated by:
■an increase of $376 million in our Credit revenues for the three-month period ended March 31, 2025, mainly as a consequence of higher originations; and
■an increase of $416 million in our revenues from Financial services and income for the three-month period ended March 31, 2025, mainly related to our financing and off-platform transactional fees, reflecting a 43% increase in our total payment volume.
37 | MercadoLibre, Inc.

Brazil
Commerce revenues in Brazil increased 19.8% in the three-month period ended March 31, 2025 as compared to the same period in 2024. This increase was generated by an increase of $158 million in our Commerce services revenues and an increase of $152 million in our revenues from Commerce product sales. Fintech revenues grew by 19.9%, a $201 million increase, during the three-month period ended March 31, 2025 as compared to the same period in 2024, mainly driven by an increase of $180 million in our Credit revenues and an increase of $19 million in our revenues from Financial services and income.
Net revenues growth during the three-month period ended March 31, 2025, as compared to the same period in 2024, were offset by the average increase of Brazil’s exchange rate against U.S. dollar of 18.0%.
Mexico
Commerce revenues in Mexico increased 26.9% in the three-month period ended March 31, 2025 as compared to the same period in 2024. This increase was generated by an increase of $136 million in our Commerce services revenues mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, and an increase of $29 million in our revenues from Commerce product sales. Fintech revenues grew 24.0%, a $86 million increase, during the three-month period ended March 31, 2025 as compared to the same period in 2024, mainly driven by an increase of $43 million in our revenues from Financial services and income and an increase of $42 million in our Credit revenues.
Net revenues growth during the three-month period ended March 31, 2025, as compared to the same period in 2024, were offset by the average increase of Mexico’s exchange rate against U.S. dollar of 20.2%.
Argentina
Commerce revenues in Argentina increased 137.0% in the three-month period ended March 31, 2025 as compared to the same period in 2024. This increase was generated by an increase of $230 million in our Commerce services revenues mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, and an increase of $44 million in our revenues from Commerce product sales. Fintech revenues increased 118.8%, a $493 million increase, during the three-month period ended March 31, 2025 as compared to the same period in 2024, mainly driven by an increase of $339 million in our revenues from Financial services and income and an increase of $154 million in our Credit revenues.
For the three-month period ended March 31, 2025, the increase in Argentina's net revenues and financial income was also boosted by the average inter-annual inflation rate in our Argentine segment of 69.1%, which was higher than the average of inter-annual increase of Argentina’s official exchange rate against the U.S. dollar of 26.7%.
The following table sets forth our total net revenues and financial income and the sequential quarterly variation of these net revenues and financial income for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except percentages)
2025
Net revenues and financial income	$5,935	n/a	n/a	n/a
Percent change from prior quarter	(2)%
2024
Net revenues and financial income	$4,333	$5,073	$5,312	$6,059
Percent change from prior quarter	(2)%	17%	5%	14%

38 | MercadoLibre, Inc.

The following table sets forth the growth in net revenues and financial income in local currencies, for the three-month period ended March 31, 2025 as compared to the same period in 2024:

Change from 2024 to 2025
(% of net revenues and financial income growth in Local Currency) (1)	Three-month period
Brazil	41.4%
Mexico	51.3
Argentina (2)	184.4
Other countries	46.6
Total consolidated	64.1%
(1) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2024 and applying them to the corresponding months in 2025, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.
(2) For the three-month period ended March 31, 2025, the average inter-annual inflation rate in our Argentine segment of 69.1% was higher than the average inter-annual increase of Argentina’s official exchange rate against U.S. dollar of 26.7%.
Cost of net revenues and financial expenses
Cost of net revenues and financial expenses primarily includes shipping operation costs (including warehousing costs), carrier and other operating costs, cost of goods sold, collection fees, sales taxes, funding costs related to our fintech business, fraud prevention expenses, hosting and site operation fees, certain tax withholding related to export duties, compensation for customer support personnel and depreciation and amortization. The following table presents cost of net revenues and financial expenses for the periods indicated:

	Three Months Ended March 31,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues and financial expenses	$3,164	$2,309	$855	37.0%
As a percentage of net revenues and financial income	53.3%	53.3%
For the three-month period ended March 31, 2025 as compared to the same period in 2024, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $377 million increase in shipping operating and carrier costs mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent; ii) $176 million increase in cost of sales of goods mainly in Brazil, Mexico and Argentina; iii) $113 million increase in collection fees, which was mainly attributable to our Argentinian, Brazilian and Mexican operations as a result of the higher growth of total payment volume of Mercado Pago in those countries; iv) $89 million increase in sales taxes; v) $68 million increase in other fintech costs mainly related to higher funding costs in connection with our lending business; and vi) $32 million increase in hosting and site operation fees.
Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues and financial income, which are classified as a cost of net revenues and financial expenses. These taxes represented 6.7% of net revenues and financial income for the three-month period ended March 31, 2025, and 7.1% for the same period in 2024.
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
For the three-month periods ended March 31, 2025 and 2024, our gross profit margins were 46.7%.
For the three-month period ended March 31, 2025, as compared to the same period in 2024, our gross profit margin remained stable, resulted primarily from an increase in our shipping carrier costs and cost of sales of goods, as a percentage of net revenues and financial income, offset by a decrease of our shipping operating costs, customer experience expenses, sales taxes and collection fees, as a percentage of net revenues and financial income.
In the future, our gross profit margin could decline if we maintain the growth of our sales of goods business, which has a lower pure product margin, building up our logistics network and if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues and financial income trend.
39 | MercadoLibre, Inc.

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

	Three Months Ended March 31,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Product and technology development	$551	$458	$93	20.3%
As a percentage of net revenues and financial income	9.3%	10.6%
For the three-month period ended March 31, 2025, the increase in product and technology development expenses as compared to the same period in 2024 was primarily attributable to a: i) $56 million increase in salaries and wages mainly related to the increase of 16% in our product and technology development headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; ii) $20 million increase in other product and technology development expenses mainly related to higher tax withholding in connection with intercompany export services billing duties; and iii) $20 million increase in technology maintenance expenses.
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
The following table presents sales and marketing expenses for the periods indicated:

	Three Months Ended March 31,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Sales and marketing	$599	$478	$121	25.3%
As a percentage of net revenues and financial income	10.1%	11.0%
For the three-month period ended March 31, 2025, the increase in sales and marketing expenses as compared to the same period in 2024 was primarily attributable to a: i) $54 million increase in online and offline marketing expenses mainly in Brazil and Argentina; ii) $21 million increase in salaries and wages mainly related to the increase of 26% in our sales and marketing headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; iii) $13 million increase in our buyer protection program expenses; iv) $12 million increase in other sales expenses related to strategic marketing initiatives; and v) $10 million increase in chargebacks.
40 | MercadoLibre, Inc.

Provision for doubtful accounts
Provision for doubtful accounts consists of the current expected credit losses on our financial assets, mainly loans receivable. The following table presents provision for doubtful accounts expenses for the periods indicated:

	Three Months Ended March 31,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Provision for doubtful accounts	$603	$374	$229	61.2%
As a percentage of net revenues and financial income	10.2%	8.6%
For the three-month period ended March 31, 2025, as compared to the same period in 2024, the provision for doubtful accounts increased $229 million, mainly due to the increase in originations growing at 59% (mostly related to the credit card and consumer products).
General and administrative expenses
Our general and administrative expenses consist primarily of salaries for management and administrative staff, compensation of non-employee directors, long term retention program compensation, expenses for legal, audit and other professional services, contingencies, insurance expenses, office space rental expenses, changes in the fair value of digital assets, travel and business expenses, as well as depreciation and amortization expenses. Our general and administrative expenses include the costs of the following areas: general management, finance, treasury, internal audit, administration, accounting, tax, legal and human resources. The following table presents general and administrative expenses for the periods indicated:

	Three Months Ended March 31,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
General and administrative	$255	$186	$69	37.1%
As a percentage of net revenues and financial income	4.3%	4.3%
For the three-month period ended March 31, 2025, the increase in general and administrative expenses as compared to the same period in 2024 was primarily attributable to a: i) $28 million losses related to the fair value of digital assets ($12 million loss in the three-month period ended March 31, 2025 compared to a $16 million gain in the three-month period ended March 31, 2024); ii) $14 million increase in legal, tax and other fees; iii) $12 million increase in other general and administrative expenses mainly related to higher tax withholding in connection with intercompany export services billing duties; and iv) $10 million increase in salaries and wages, mainly related to the increase of 11% in general and administrative headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price.
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
For the three-month period ended March 31, 2025, as compared to the same period in 2024, our operating income margin increased from 12.2% to 12.9%, mainly explained by a decrease in product and technology development and sales and marketing related expenses, as a percentage of net revenues and financial income. This increase was partially offset by an increase in provision of doubtful accounts, as a percentage of net revenues and financial income.
41 | MercadoLibre, Inc.

Other income (expenses), net
Other income (expenses), net consists primarily of interest income derived from our investments and cash equivalents, interest expense and other financial charges related to financial liabilities not related to Mercado Pago’s operations, and foreign currency gains or losses. The following table presents Other income (expenses), net for the periods indicated:

	Three Months Ended March 31,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Other income (expenses), net	$(57)	$(47)	$(10)	21.3%
As a percentage of net revenues and financial income	(1.0)%	(1.1)%
For the three-month period ended March 31, 2025, the increase in other expense, net as compared to the same period in 2024 was primarily attributable to $21 million higher foreign exchange losses mainly due to higher foreign exchange losses from our Argentine and Uruguayan subsidiaries, partially offset by higher foreign exchange gains from our Brazilian subsidiaries. This was partially offset by an increase of $12 million in interest income and other financial gains from financial investments not related to Mercado Pago's operations as a result of higher cash levels invested and higher interest rates (mainly in Brazil and Other countries).
Income tax
We are subject to federal and state income tax in the U.S., as well as foreign taxes in the multiple jurisdictions where we operate. Our tax obligations consist of current and deferred income taxes incurred in these jurisdictions. We account for income taxes following the liability method of accounting. A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized. Therefore, our income tax expense consists of taxes currently payable, if any (given that in certain jurisdictions we still have net operating loss carry-forwards), plus the change in our deferred tax assets and liabilities as a result of the estimate tax rate, adjusted for discrete items that are accounted for in the relevant period.
The following table presents our income tax expense for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Income tax expense	$212	$137	$75	54.7%
As a percentage of net revenues and financial income	3.6%	3.2%
During the three-month period ended March 31, 2025 as compared to the same period in 2024, income tax expense increased mainly as a result of higher income tax expense in Argentina due to higher taxable income in Argentina. This increase was partially offset by lower income tax expense in Brazil in 2025 mainly driven by lower taxable income in Brazil.

The following table summarizes our estimated effective tax rates for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Effective tax rate (1)	30.0%	28.5%
(1) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

Our estimated effective tax rate for the three-month period ended March 31, 2025 increased as compared to the same period in 2024, mainly as a result of lower deductions related to tax inflation adjustments in Argentina, partially offset by lower taxable foreign exchange gains accounted for in Argentina for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, the Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country.

42 | MercadoLibre, Inc.

Segment information

	Three Months Ended March 31, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net service revenues and financial income	$2,673	$1,107	$1,313	$227	$5,320
Net product revenues	409	115	69	22	615
Net revenues and financial income	3,082	1,222	1,382	249	5,935

Local operating expenses	(2,457)	(960)	(714)	(193)	(4,324)
Depreciation and amortization	(83)	(45)	(20)	(11)	(159)
Total segment costs	(2,540)	(1,005)	(734)	(204)	(4,483)
Direct contribution	$542	$217	$648	$45	$1,452
Margin	17.6%	17.8%	46.9%	18.1%	24.5%

	Three Months Ended March 31, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net service revenues and financial income	$2,316	$886	$590	$163	$3,955
Net product revenues	255	85	25	13	378
Net revenues and financial income	2,571	971	615	176	4,333

Local operating expenses	(1,937)	(703)	(374)	(145)	(3,159)
Depreciation and amortization	(73)	(44)	(17)	(10)	(144)
Total segment costs	(2,010)	(747)	(391)	(155)	(3,303)
Direct contribution	$561	$224	$224	$21	$1,030
Margin	21.8%	23.1%	36.4%	11.9%	23.8%
43 | MercadoLibre, Inc.

	Change from the Three Months Ended March 31, 2024 to March 31, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net service revenues and financial income
in U.S. Dollars	$357	$221	$723	$64	$1,365
in %	15.4%	24.9%	122.5%	39.3%	34.5%
Net product revenues
in U.S. Dollars	$154	$30	$44	$9	$237
in %	60.4%	35.3%	176.0%	69.2%	62.7%
Net revenues and financial income
in U.S. Dollars	$511	$251	$767	$73	$1,602
in %	19.9%	25.8%	124.7%	41.5%	37.0%
Local operating expenses
in U.S. Dollars	$(520)	$(257)	$(340)	$(48)	$(1,165)
in %	26.8%	36.6%	90.9%	33.1%	36.9%
Depreciation and amortization
in U.S. Dollars	$(10)	$(1)	$(3)	$(1)	$(15)
in %	13.7%	2.3%	17.6%	10.0%	10.4%
Total segment costs
in U.S. Dollars	$(530)	$(258)	$(343)	$(49)	$(1,180)
in %	26.4%	34.5%	87.7%	31.6%	35.7%
Direct contribution
in U.S. Dollars	$(19)	$(7)	$424	$24	$422
in %	(3.4)%	(3.1)%	189.3%	114.3%	41.0%
Net revenues and financial income
Net revenues and financial income for the three-month period ended March 31, 2025 as compared to the same period in 2024 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues and financial income."
Segment costs
Brazil
For the three-month period ended March 31, 2025, as compared to the same period in 2024, segment costs increased mainly driven by a: i) $331 million increase in cost of net revenues and financial expenses, mainly attributable to an increase in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales, sales taxes, other fintech costs mainly related to higher funding costs in connection with the lending business, collection fees as a consequence of the higher transactions volume of our Mercado Pago business and hosting and site operation fees; ii) $161 million increase in provision for doubtful accounts mainly related to our credit card and consumer credits product growth; and iii) $53 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses and chargebacks.
Mexico
For the three-month period ended March 31, 2025, as compared to the same period in 2024, segment costs increased mainly driven by a: i) $221 million increase in cost of net revenues and financial expenses, mainly attributable to increases in shipping operating and carrier costs mostly due to an increase in the share of shipping services where we act as principal, as opposed to agent, cost of goods sold as a consequence of an increase in first-party sales and collection fees due to higher Mercado Pago penetration; and ii) $44 million increase in provision for doubtful accounts mainly related to our credit card business growth.
44 | MercadoLibre, Inc.

Argentina
For the three-month period ended March 31, 2025, as compared to the same period in 2024, segment costs increased mainly driven by a: i) $262 million increase in cost of net revenues and financial expenses driven by an increase in shipping operating and carrier costs mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent, collection fees due to higher Mercado Pago penetration, sales taxes, cost of goods sold as a consequence of an increase in first-party sales and other payments costs mainly related to higher funding cost related to our credits business; ii) $36 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses; iii) $26 million increase in provision for doubtful accounts mainly related to our consumer product growth; and iv) $13 million increase in general and administrative expenses mainly related to higher tax withholding in connection with intercompany export services billing duties.
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
We have funded Mercado Pago mainly by selling credit card receivables and through credit lines. Additionally, we have financed our Mercado Pago and lending businesses through the securitization of credit card receivables and certain loans through SPEs created in Brazil, Mexico, Chile and Argentina. Finally, we obtained funding through deposit certificates, financial bills, commercial notes and loans from banks in Brazil, and mainly through loans from banks and secured lines of credit in Mexico, Chile, Argentina and Uruguay. Refer to Note 12 – Loans payable and other financial liabilities and Note 13 – Securitization transactions of our unaudited interim condensed consolidated financial statements for further detail.
On September 27, 2024, we entered into a $400 million amended and restated revolving credit agreement (the “Amended and Restated Credit Agreement”). The interest rates under the Amended and Restated Credit Agreement are based on Term SOFR (“Secured Overnight Funding Rate”) plus an interest margin of 1.00% per annum, which may be decreased to 0.90% per annum or increased to 1.15% per annum depending on our debt rating, as further provided under the Amended and Restated Credit Agreement. We are also obligated to pay a commitment fee on the unused amounts of the facility at a rate per annum equal to 25% of the then Applicable Margin, depending on our debt rating, as further provided under the Amended and Restated Credit Agreement. As of March 31, 2025, no amounts had been borrowed under the facility. See Note 12 – Loans payable and other financial liabilities of our unaudited interim condensed consolidated financial statements for further detail.
We have committed to contract minimum amounts of certain services such as cloud platform and other technology services, logistics services and leases. In addition, we have unconditional purchase obligations related to capital expenditures. Please refer to Note 10 – Commitments and Contingencies of our unaudited interim condensed consolidated financial statements for further detail on purchase commitments.
We and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of our suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in our payment policy. Suppliers’ voluntary inclusion of invoices in the SFP does not change our payment terms, the amounts paid or liquidity. The supplier invoices that have been confirmed as valid under the program require payment in full according to the terms established in our payment policies (between 60 and 90 days). There are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial institution. We have no economic interest in a supplier’s decision to participate in the SFP and have no financial impact in connection with the SFP. As of March 31, 2025, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $444 million, and are included in the balance sheet within accounts payable and accrued expenses.
As of March 31, 2025, our main source of liquidity was $3,718 million of cash and cash equivalents and short-term investments, which excludes $4,341 million of restricted investments mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists of cash generated from operations and proceeds from loans.
As of March 31, 2025, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $9,644 million, or 88.5% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our cash and cash equivalents, restricted cash and cash equivalents and investments held outside U.S. amounted to 81.0% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil, Mexico and Argentina.
45 | MercadoLibre, Inc.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$1,031	$1,512
Investing activities	(1,842)	(1,466)
Financing activities	465	—
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	145	(76)
Net decrease in cash, cash equivalents, restricted cash and cash equivalents	$(201)	$(30)
Net cash provided by operating activities

	Three Months Ended March 31,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Net cash provided by:
Operating activities	$1,031	$1,512	$(481)	(31.8)%
Net cash provided by operating activities in the three-month period ended March 31, 2025 resulted mainly from our net income of $494 million, adjustments to net income related to non-cash items of $779 million and interest received from investments of $127 million, partially offset by an increase in other assets of $247 million and a decrease in accounts payable and in accrued expenses of $191 million. The $481 million decrease in the net cash provided by operating activities in the three-month period ended March 31, 2025, as compared to the same period in 2024, is mainly explained by the decrease of $669 million in funds payable to customers, the decrease of $272 million in payables and accrued expenses, and the decrease of $205 million in amounts payable due to credit and debit card transactions, partially offset by an increase of $336 million in funds related to credit card receivables and other means of payments, the $289 million increase in the adjustments to net income related to non-cash items and the $150 million increase in net income.
Net cash used in investing activities

	Three Months Ended March 31,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Net cash used in:
Investing activities	$(1,842)	$(1,466)	$(376)	25.6%
Net cash used in investing activities in the three-month period ended March 31, 2025 resulted mainly from the use of $1,235 million related to changes on loans receivable due to loans granted to merchants and consumers, and Mercado Pago credit card utilization under our lending solution net of collections, $337 million related to the net purchases of investments and $272 million in the investments of property and equipment, intangibles assets and intangibles assets at fair value (mainly related to our shipping network and information technology assets in Argentina, Brazil and Mexico). The $376 million increase in net cash used in investing activities in the three-month period ended March 31, 2025, as compared to the same period in 2024, is mainly explained by the $289 million increase in our loans receivables due to loans granted to merchants and consumers, and Mercado Pago credit card utilization under our lending solution net of collections and the $124 million increase in our investments of property and equipment, intangibles assets and intangibles assets at fair value.
Net cash provided by financing activities

	Three Months Ended March 31,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Net cash provided by:
Financing activities	$465	$—	$465	100%
46 | MercadoLibre, Inc.

For the three-month period ended March 31, 2025, our net cash provided by financing activities resulted primarily from $478 million provided by net loans payables and other financing liabilities, partially offset by $13 million used for the payments of finance lease obligations. The $465 million increase in net cash provided by financing activities in the three-month period ended March 31, 2025, as compared to the same period in 2024, is mainly explained by the increase of $465 million of the cash provided by net loans payables and other financing liabilities.
Debt
Debt Securities Guaranteed by Subsidiaries
On January 14, 2021, we issued $400 million aggregate principal amount of 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”) and $700 million aggregate principal amount of 3.125% Notes due 2031 (the “2031 Notes” and collectively, the “Notes”). The payment of principal, premium, if any, interest, and all other amounts in respect of each of the Notes, is fully and unconditionally guaranteed (the “Subsidiary Guarantees”), jointly and severally, on an unsecured basis, by certain of our subsidiaries (the “Subsidiary Guarantors”). The initial Subsidiary Guarantors were MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., Mercado Pago Instituição de Pagamento Ltda. (formerly known as “MercadoPago.com Representações Ltda.”), MercadoLibre Chile Ltda., MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico (formerly known as “MercadoLibre, S. de R.L. de C.V.”), DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. On October 27, 2021, MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico became an excluded subsidiary pursuant to the terms of the Notes and it was released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes. On July 1 and October 1, 2022, Ibazar.com Atividades de Internet Ltda. and Mercado Envios Servicos de Logistica Ltda. were merged into eBazar.com.br Ltda., respectively. On May 2, 2025, as a result of the spin-off of DeRemate.com de México, S. de R.L. de C.V. completed in January 2025 (the “DeRemate Spinoff”), MPFS, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes.
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
During 2024, we repurchased $27 million and $81 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid during 2024 for those repurchases amounted to $98 million. During the three-month period ended March 31, 2025, we made no repurchases of the 2026 Sustainability Notes or the 2031 Notes.
See Note 12 – Loans payable and other financial liabilities of our unaudited condensed consolidated financial statements for additional detail.
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
47 | MercadoLibre, Inc.

Summarized balance sheet information for the Obligor Group as of March 31, 2025 and December 31, 2024 is provided in the table below:

	March 31, 2025	December 31, 2024
	(In millions)
Current assets (1) (2)	$15,829	$15,510
Non-current assets (3)	4,513	3,849
Current liabilities (4)	15,562	14,935
Non-current liabilities	2,434	2,449
(1) Includes restricted cash and cash equivalents of $433 million and $940 million and guarantees in short-term investments of $4,327 million and $3,417 million as of March 31, 2025, and December 31, 2024, respectively.
(2) Includes Current assets from non-guarantor subsidiaries of $1,707 million and $2,520 million as of March 31, 2025, and December 31, 2024, respectively. Current assets from non-guarantor subsidiaries of $1,707 million, include assets from MPFS, S. de R.L. de C.V of $208 million which became a subsidiary guarantor under the Notes on May 2, 2025.
(3) Includes Non-current assets from non-guarantor subsidiaries of $217 million and $152 million as of March 31, 2025, and December 31, 2024, respectively.
(4) Includes Current liabilities to non-guarantor subsidiaries of $2,427 million and $2,749 million as of March 31, 2025, and December 31, 2024, respectively.
Summarized statement of income information for the Obligor Group for the three-month period ended March 31, 2025, is provided in the table below:

March 31, 2025
(In millions)
Net revenues and financial income (1)	$4,739
Gross profit (2)	1,994
Income from operations (3)	597
Net income (4)	381
(1) Includes net revenues and financial income from transactions with non-guarantor subsidiaries of $101 million for the three-month period ended March 31, 2025.
(2) Includes charges from transactions with non-guarantor subsidiaries of $153 million for the three-month period ended March 31, 2025.
(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $122 million for the three-month period ended March 31, 2025.
(4) Includes other income/ (expense), net from transactions with non-guarantor subsidiaries of $20 million gain for the three-month period ended March 31, 2025.
Capital expenditures
Our capital expenditures comprised of our investments in property and equipment (such as certain assets used in our fulfillment centers) and intangible assets (excluding digital assets) for the three-month periods ended March 31, 2025 and 2024 amounted to $256 million and $148 million, respectively.
During the three-month period ended March 31, 2025, we invested $112 million in information and technology assets in Brazil, Mexico and Argentina, and $123 million in our Argentine, Brazilian and Mexican shipping premises and offices.
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
48 | MercadoLibre, Inc.

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

	Three Months Ended March 31,
	2025	2024
	(In millions, except percentages) (1)
Fintech monthly active users (2)	64	49
Unique active buyers (3)	67	53
Gross merchandise volume (4)	$13,330	$11,365
Number of items sold (5)	492	385
Total payment volume (6)	$58,303	$40,727
Acquiring total payments volume (7)	$40,317	$30,579
Total payment transactions (8)	3,344	2,418
NIMAL (9)	22.7%	31.5%
Capital expenditures	$256	$148
Depreciation and amortization	$172	$154
(1) Figures have been calculated using rounded amounts. Growth calculations based on this table may not total due to rounding.
(2) Fintech monthly active users is defined as Fintech payers and/or collectors as of March 31, 2025, that, during the last month of the reporting period, performed at least one of the following actions during such month: 1) made a debit or credit card payment, 2) made a QR code payment, 3) made an off-platform online payment using our checkout or link of payment solutions while logged in to our Mercado Pago fintech platform, 4) made an investment or employed any of our savings solutions, 5) purchased an insurance policy, 6) took out a loan through our lending solution, or 7) received the payment from a sale or transaction either on or off marketplace.
(3) Unique active buyers is defined as users that have performed at least one purchase on the Mercado Libre Marketplace during the reported period.
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
(7) Total U.S. dollar sum of all transactions settled using our Mercado Pago and Mercado Pago's payment processing and settling services in marketplace and non-marketplace transactions and consist of the following transactions volume: 1) point of sale payment volume, 2) commerce payment volume through our Mercado Libre Marketplace, 3) online payment volume through our checkout or link payment solution for merchants, and 4) QR code payment volume.
(8) Number of all transactions paid for using Mercado Pago, excluding peer-to-peer transactions.
(9) Net interest margins after losses (“NIMAL”) represents the annualized ratio between the total credit revenues (excluding the results of sale of loans receivables) less funding costs and provision for doubtful accounts for the period (excluding the results of sale of loans receivables) and total average gross loans receivable for the period. Management uses NIMAL to monitor how effective our pricing is and managing the credit products relative to their risk and setting targets. Accordingly, Management is of the opinion that NIMAL provides useful information to investors and others related to our risk appetite through the different periods and shows how we effectively prices risk.
49 | MercadoLibre, Inc.

Non-GAAP Measures of Financial Performance
To supplement our unaudited interim condensed consolidated financial statements presented in accordance with U.S. GAAP, we present earnings before interest income and other financial gains, interest expense and other financial losses, foreign currency losses, net, income tax expense and depreciation and amortization (“Adjusted EBITDA”), net debt, foreign exchange (“FX”) neutral measures and Adjusted free cash flow and Net increase (decrease) in available cash and investments as non-GAAP measures. Reconciliation of these non-GAAP financial measures to the most comparable U.S. GAAP financial measures can be found in the tables below.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that represents our net income, adjusted to eliminate the effect of depreciation and amortization charges, interest income and other financial gains, interest expense and other financial losses, foreign currency losses, net and income tax expense. We have included this non-GAAP financial measure because it is used by our Management to evaluate our operating performance and trends, make strategic decisions and the calculation of leverage ratios. Accordingly, we believe this measure provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our Management. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain items.
The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net income	$494	$344
Adjustments:
Depreciation and amortization	172	154
Interest income and other financial gains	(37)	(25)
Interest expense and other financial losses	39	38
Foreign currency losses, net	55	34
Income tax expense	212	137
Adjusted EBITDA	$935	$682
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

50 | MercadoLibre, Inc.

The following table presents a reconciliation of net debt for each of the periods indicated:

	March 31, 2025	December 31, 2024
	(In millions)
Current Loans payable and other financial liabilities	$3,569	$2,828
Non-current Loans payable and other financial liabilities	2,864	2,887
Current Operating lease liabilities	284	241
Non-current Operating lease liabilities	1,009	894
Total debt	7,726	6,850
Less:
Cash and cash equivalents	2,977	2,635
Short-term investments (1)	741	1,051
Long-term investments (2)	1,240	1,124
Net debt	$2,768	$2,040
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
The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2024 and applying them to the corresponding months in 2025, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.
The following table sets forth the FX neutral measures related to our reported results of the operations for the three-month period ended March 31, 2025:

	Three Months ended March 31,
	As reported		Percentage Change	FX Neutral Measures	As reported	Percentage Change
(Unaudited)	2025	2024		2025	2024
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$5,935	$4,333	37.0%	$7,112	$4,333	64.1%
Cost of net revenues and financial expenses	(3,164)	(2,309)	37.0%	(3,742)	(2,309)	62.1%
Gross profit	2,771	2,024	36.9%	3,370	2,024	66.5%

Operating expenses	(2,008)	(1,496)	34.2%	(2,358)	(1,496)	57.6%
Income from operations	$763	$528	44.5%	$1,012	$528	91.7%

See Note 2 – Summary of significant accounting policies - Foreign currency translation - Argentine currency status and macroeconomic outlook and Argentine exchange regulations of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
51 | MercadoLibre, Inc.

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
The following table shows a reconciliation of Net cash provided by operating activities to Adjusted free cash flow and Net increase in available cash and investments:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net cash provided by operating activities ("CFO")	$1,031	$1,512
Adjustments to reconcile CFO to Adjusted free cash flow (1)	30	(2)
Increase in cash and cash equivalents and investments related to customer funds due to regulatory requirements and other restrictions and equity securities held at cost	(45)	(263)
Investments in property and equipment and intangible assets	(256)	(148)
Changes in loans receivable, net	(1,235)	(946)
Proceeds from loans payable and other financial liabilities related to our Fintech solutions, net	465	7
Adjusted free cash flow	(10)	160
Proceeds from/Payments on loans payable and other financial liabilities, related to our Commerce and Corporate activities, net	—	(7)
Other investing and/or financing activities	(14)	(5)
Effect of exchange rate changes on available cash and investments	172	(57)
Net increase in available cash and investments	$148	$91

Available cash and investments (2), at the beginning of the year	4,810	3,828
Available cash and investments (2), at the end of the period	4,958	3,919

Net cash used in investing activities	(1,842)	(1,466)
Net cash provided by financing activities	465	—
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

52 | MercadoLibre, Inc.

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
We are also exposed to market risks arising from our LTRPs. These market risks arise from our obligations to pay employees cash payments in amounts that vary based on the market price of our stock.
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
We use foreign currency exchange forward contracts and currency swaps to protect our foreign currency exposure and our investment in a foreign subsidiary from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse foreign currency exchange rate movements. We designate these contracts as cash flow, net investment and fair value hedges for accounting purposes. The derivatives’ gain or loss for cash flow and net investment hedges is initially reported as a component of accumulated other comprehensive loss. Cash flow hedges and net investment hedges are subsequently reclassified into the interim condensed consolidated statements of income in the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. The derivatives’ gain or loss for fair value hedges is reported in our interim condensed consolidated statements of income in the same line items as the change in the value of the hedged item due to the hedged risks.
As of March 31, 2025, we hold cash and cash equivalents, restricted cash and cash equivalents, short and long-term investments in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of March 31, 2025, the total cash and cash equivalents, restricted cash and cash equivalents denominated in foreign currencies totaled $3,789 million, short-term investments denominated in foreign currencies totaled $4,456 million, long-term investments denominated in foreign currencies totaled $540 million and accounts receivable, credit card receivables and other means of payment (including those presented within non-current other assets) and loans receivable in foreign currencies totaled $11,632 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of March 31, 2025, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $1,335 million and our U.S. dollar-denominated long-term investments totaled $781 million.
For the three-month period ended March 31, 2025, we had a consolidated loss on foreign currency of $55 million, mainly related to foreign exchange losses from our Argentine subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Other income (expenses), net” for more information.
Foreign currency sensitivity analysis
The table below shows the impact on our net revenues and financial income, cost of net revenues and financial expenses, operating expenses, other income (expenses), net, income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to at the moment of translating our financial statements to U.S. dollars for the three-month period ended March 31, 2025:

	(10)% (1)	Actual	10% (2)
	(In millions)
Net revenues and financial income	$6,593	$5,935	$5,396
Expenses (3)	(5,719)	(5,172)	(4,723)
Income from operations	874	763	673
Other income (expenses), net and income tax expense	(297)	(269)	(246)
Net Income	$577	$494	$427

Total Shareholders’ Equity	$5,566	$5,004	$4,545
(1) Increase of the subsidiaries’ local currency against U.S. Dollar.
(2) Decrease of the subsidiaries’ local currency against U.S. Dollar.
(3) Includes cost of net revenues and financial expenses and operating expenses.
53 | MercadoLibre, Inc.

The table above shows an increase in our net income when the U.S. dollar weakens against foreign currencies because of the positive impact of the increase in income from operations. On the other hand, the table above shows a decrease in our net income when the U.S. dollar strengthens against foreign currencies because of the negative impact of the decrease in income from operations.
Brazilian segment
Considering a hypothetical increase of 10% of the Brazilian Real exchange rate against the U.S. dollar on March 31, 2025, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $324 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $57 million in our Brazilian subsidiaries.
Mexican segment
Considering a hypothetical increase of 10% of the Mexican Peso exchange rate against the U.S. dollar on March 31, 2025, the reported net assets in our Mexican subsidiaries would have decreased by approximately $156 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $17 million in our Mexican subsidiaries.
Argentine segment
In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018. Argentina’s inflation rate for the three-month periods ended March 31, 2025 and 2024 was 8.6% and 51.6%, respectively.
We use Argentina’s official exchange rate to account for transactions in our Argentine segment, which as of March 31, 2025 and December 31, 2024 was 1,074.00 and 1,032.00 Argentine Pesos, respectively, against the U.S. dollar. For the three-month periods ended March 31, 2025 and 2024 Argentina’s official exchange rate against the U.S. dollar increased 4.1% and 6.1%, respectively. The average exchange rate for the three-month periods ended March 31, 2025 and 2024 was 1,057.00 and 834.46, respectively, resulting in an increase of 26.7%.
Considering a hypothetical increase of 10% of the Argentine Peso exchange rate against the U.S. dollar on March 31, 2025, the effect on non-functional currency net asset position in our Argentine subsidiaries would have been a foreign exchange loss amounting to approximately $97 million in our Argentine subsidiaries.
See Note 2 – Summary of significant accounting policies - Foreign currency translation - Argentine currency status and Argentine exchange regulations” of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our credit card receivables and on the financial debt that we use to fund Mercado Pago and lending’s operations. As of March 31, 2025, Credit card receivables and other means of payments, net totaled $5,646 million (includes $114 million presented within non-current other assets in the interim condensed consolidated balance sheets). Interest rate fluctuations could also impact interest earned through our lending solution. As of March 31, 2025, loans receivable net of the allowance for doubtful accounts from our lending solution totaled $5,726 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
As of March 31, 2025, our short-term investments amounted to $5,082 million and our long-term investments amounted to $1,321 million. Our short-term investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Note 3 – Fintech Regulations and Note 4 – Cash, cash equivalents, restricted cash and cash equivalents and investments of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.
Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of March 31, 2025, our Loans payable and other financial liabilities which accrue interest based on variable rates amounted to $4,451 million, while our Loans payable and other financial liabilities, which accrue interest based on fixed rates, amounted to $1,982 million. See Note 12 – Loans payable and other financial liabilities and Note 13 – Securitization transactions of our unaudited interim condensed consolidated financial statements for further detail. Considering a hypothetical increase of 100 basis points in the interest rates, the reported charge to the interim condensed consolidated statements of income for the three-month period ended March 31, 2025 would have increased by approximately $11 million with the impact in Cost of net revenues and financial expenses or in Interest expense and other financial losses. We have entered into swap and future contracts to hedge the interest rate fluctuation of $745 million notional amount, $634 million of which have been designated as hedging instruments. See Note 15 – Derivative instruments of our unaudited interim condensed consolidated financial statements for further detail on derivative instruments.
54 | MercadoLibre, Inc.

Equity price risk
Our Board, upon the recommendation of the compensation committee, approved the 2020, 2021, 2022, 2023, 2024 and 2025 Long Term Retention Programs (the “2020, 2021, 2022, 2023, 2024 and 2025 LTRPs”), respectively, under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years. In order to receive the full target award under the 2020, 2021, 2022, 2023, 2024 and/or 2025 LTRPs, each eligible employee must remain employed as of each applicable payment date. The 2020, 2021, 2022, 2023, 2024 and 2025 LTRP awards are payable as follows:
■the eligible employee will receive 16.66% of half of his or her target 2020, 2021, 2022, 2023, 2024 and/or 2025 LTRP bonus once a year for a period of six years, with the first payment occurring no later than April 30, 2021, 2022, 2023, 2024, 2025 and 2026, respectively (the “2020, 2021, 2022, 2023, 2024 or 2025 Annual Fixed Payment,” respectively); and
■on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2020, 2021, 2022, 2023, 2024 or 2025 Variable Payment”) equal to the product of (i) 16.66% of half of the target 2020, 2021, 2022, 2023, 2024 and/or 2025 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2019, 2020, 2021, 2022, 2023 and 2024 defined as $553.45, $1,431.26, $1,391.81, $888.69, $1,426.11 and $1,944.47 for the 2020, 2021, 2022, 2023, 2024 and 2025 LTRPs, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.
As of March 31, 2025, the total contractual obligation fair value of our outstanding LTRP Variable Payment obligation subject to equity price risk amounted to $738 million. As of March 31, 2025, the accrued liability related to the outstanding Variable Payment of the LTRP included in Salaries and social security payable in our consolidated balance sheet amounted to $44 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:

Change in equity price in percentage	As of March 31, 2025
	MercadoLibre, Inc Equity Price	2020, 2021, 2022, 2023, 2024 and 2025 LTRP Variable contractual obligation
	(In millions, except equity price)
40%	2,744.77	1,033
30%	2,548.72	960
20%	2,352.66	886
10%	2,156.61	812
Static (1)	1,960.55	738
(10)%	1,764.50	664
(20)%	1,568.44	591
(30)%	1,372.39	517
(40)%	1,176.33	443
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
55 | MercadoLibre, Inc.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Financial Statements — Note 10 – Commitments and Contingencies — Litigation and Other Legal Matters.”
ITEM 1A. RISK FACTORS
As of March 31, 2025, there have been no material changes in our risk factors from those disclosed in the Company’s 2024 10-K.
56 | MercadoLibre, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (In millions)
January, 2025	—	—	—	Up to $_
February, 2025	—	—	—	Up to $_
March, 2025	—	—	—	Up to $_
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three-months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 6. EXHIBITS
The information set forth under “Exhibits Index” below is incorporated herein by reference.
57 | MercadoLibre, Inc.

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
			8-K	January 14, 2021
4.4	Form of Global Note representing the Registrant’s 2.375% Sustainability Notes due 2026.		8-K	January 14, 2021
4.5	Form of Global Note representing the Registrant’s 3.125% Notes due 2031.		8-K	January 14, 2021
4.6	Second Supplemental Indenture, dated October 27, 2021 among MP Agregador, S. de R.L. de C.V., MercadoLibre, Inc. and The Bank of New York Mellon, as Trustee.		10-K	February 23, 2022
4.7	Third Supplemental Indenture, dated May 2, 2025, among MPFS, S. de R.L. de C.V., MercadoLibre, Inc. and The Bank of New York Mellon, as Trustee.	*
10.1	MercadoLibre, Inc. 2025 Long Term Retention Program.		8-K	April 18, 2025
22.1	List of Subsidiary Guarantors for the Registrant’s 2.375% Sustainability Notes due 2026 and 3.125% Notes due 2031.	*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.
*
104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.	*
58 | MercadoLibre, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: May 8, 2025.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Martín de los Santos
Martín de los Santos
Executive Vice President and Chief Financial Officer
59 | MercadoLibre, Inc.