Form 10-Q
period 2025-06-30
MERCADOLIBRE INC
filed 2025-08-05
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
50,697,375 shares of the issuer’s common stock, $0.001 par value, outstanding as of August 4, 2025.

MERCADOLIBRE, INC.

MercadoLibre, Inc. - Interim Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024
(In millions of U.S. dollars, except par value) (Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,008	$2,635
Restricted cash and cash equivalents	3,880	2,064
Short-term investments	4,634	4,485
Accounts receivable, net	313	255
Credit card receivables and other means of payments, net	6,552	5,288
Loans receivable, net of allowances of $2,413 and $1,630	6,607	4,716
Inventories	434	296
Other assets	634	403
Total current assets	26,062	20,142
Non-current assets:
Long-term investments	1,388	1,203
Loans receivable, net of allowances of $50 and $48	277	179
Property and equipment, net	1,799	1,380
Operating lease right-of-use assets	1,664	1,098
Goodwill	160	149
Intangible assets, net	39	12
Intangible assets at fair value	69	49
Deferred tax assets	1,139	802
Other assets	351	182
Total non-current assets	6,886	5,054
Total assets	$32,948	$25,196
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$3,875	$3,196
Funds payable to customers	9,379	6,954
Amounts payable due to credit and debit card transactions	2,556	1,923
Salaries and social security payable	670	727
Taxes payable	766	525
Loans payable and other financial liabilities	3,818	2,828
Operating lease liabilities	344	241
Other liabilities	342	209
Total current liabilities	21,750	16,603
Non-current liabilities:
Amounts payable due to credit and debit card transactions	75	41
Loans payable and other financial liabilities	3,484	2,887
Operating lease liabilities	1,333	894
Deferred tax liabilities	293	204
Other liabilities	300	216
Total non-current liabilities	5,485	4,242
Total liabilities	$27,235	$20,845
Commitments and contingencies (Note 10)
Equity
Common stock, $0.001 par value, 110,000,000 shares authorized, 50,697,375 shares issued and outstanding	$—	$—
Additional paid-in capital	1,770	1,770
Treasury stock	(311)	(311)
Retained earnings	4,829	3,812
Accumulated other comprehensive loss	(575)	(920)
Total equity	5,713	4,351
Total liabilities and equity	$32,948	$25,196
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
1 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Income
For the six and three-month periods ended June 30, 2025 and 2024
(In millions of U.S. dollars, except for share data)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Net service revenues and financial income	$11,284	$8,547	$5,964	$4,592
Net product revenues	1,441	859	826	481
Net revenues and financial income	12,725	9,406	6,790	5,073
Cost of net revenues and financial expenses	(6,860)	(5,017)	(3,696)	(2,708)
Gross profit	5,865	4,389	3,094	2,365
Operating expenses:
Product and technology development	(1,118)	(918)	(567)	(460)
Sales and marketing	(1,350)	(989)	(751)	(511)
Provision for doubtful accounts	(1,293)	(824)	(690)	(450)
General and administrative	(516)	(404)	(261)	(218)
Total operating expenses	(4,277)	(3,135)	(2,269)	(1,639)
Income from operations	1,588	1,254	825	726

Other income (expenses):
Interest income and other financial gains	81	64	44	39
Interest expense and other financial losses	(75)	(77)	(36)	(39)
Foreign currency losses, net	(172)	(92)	(117)	(58)
Net income before income tax expense	1,422	1,149	716	668

Income tax expense	(405)	(274)	(193)	(137)
Net income	$1,017	$875	$523	$531

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Basic and Diluted earning per share
Basic and Diluted net income available to shareholders per common share	$20.06	$17.26	$10.31	$10.48
Weighted average of outstanding common shares	50,697,375	50,697,444	50,697,375	50,697,447
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
2 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Comprehensive Income
For the six and three-month periods ended June 30, 2025 and 2024
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,017	$875	$523	$531
Other comprehensive income (loss), net of income tax:
Currency translation adjustment	371	(298)	210	(270)
Unrealized gains on investments	4	—	—	—
Tax expense on unrealized gains on investments	(1)	—	—	—
Unrealized (losses) gains on hedging activities	(42)	12	(34)	10
Tax benefit (expense) on unrealized (losses) gains on hedging activities	11	(4)	7	(3)
Less: Reclassification adjustment for (losses) gains on hedging activities included in cost of net revenues and financial expenses, Product and technology development expenses, interest expense and other financial losses and foreign currency losses, net	(3)	(2)	(4)	1
Less: Reclassification adjustment for estimated tax benefit on unrealized gains (losses)	1	1	1	—
Total other comprehensive income (loss), net of income tax	345	(289)	186	(264)
Total comprehensive income	$1,362	$586	$709	$267
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
3 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Equity
For the six and three-month periods ended June 30, 2025 and 2024
(In millions of U.S. dollars)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury Stock (1)	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2024	50	$—	$1,770	$(311)	$3,812	$(920)	$4,351
Net income	—	—	—	—	494	—	494
Other comprehensive income	—	—	—	—	—	159	159
Balance as of March 31, 2025	50	$—	$1,770	$(311)	$4,306	$(761)	$5,004
Net income	—	—	—	—	523	—	523
Other comprehensive income	—	—	—	—	—	186	186
Balance as of June 30, 2025	50	$—	$1,770	$(311)	$4,829	$(575)	$5,713
(1) As of June 30, 2025, the Company held 225,474 shares as treasury stock.

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2023	50	$—	$1,770	$(310)	$1,901	$(290)	$3,071
Net income	—	—	—	—	344	—	344
Other comprehensive loss	—	—	—	—	—	(25)	(25)
Balance as of March 31, 2024	50	$—	$1,770	$(310)	$2,245	$(315)	$3,390
Common Stock repurchased	—	—	—	(1)	—	—	(1)
Net income	—	—	—	—	531	—	531
Other comprehensive loss	—	—	—	—	—	(264)	(264)
Balance as of June 30, 2024	50	$—	$1,770	$(311)	$2,776	$(579)	$3,656

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
4 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2025 and 2024
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operations:
Net income	$1,017	$875
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized foreign currency losses, net	95	123
Depreciation and amortization	371	308
Accrued interest and financial income	(325)	(173)
Non cash interest expense and amortization of debt issuance costs and other charges	173	45
Provision for doubtful accounts	1,293	824
Provision for contingencies	51	37
Results on derivative instruments	52	(18)
Results on digital assets at fair value	(4)	(12)
Long term retention program (“LTRP”) accrued compensation	188	127
Deferred income taxes	(154)	(191)
Changes in assets and liabilities:
Accounts receivable	(60)	(63)
Credit card receivables and other means of payments	(997)	(965)
Inventories	(100)	(45)
Other assets	(243)	(205)
Payables and accrued expenses	423	484
Funds payable to customers	1,636	1,466
Amounts payable due to credit and debit card transactions	415	580
Other liabilities	(103)	59
Interest received from investments	220	138
Net cash provided by operating activities	3,948	3,394
Cash flows from investing activities:
Purchases of investments	(6,449)	(8,718)
Proceeds from sale and maturity of investments	6,803	7,494
Receipts from settlements of derivative instruments	2	—
Payments from settlements of derivative instruments	(8)	(5)
Changes in loans receivable, net	(2,856)	(1,990)
Investments in property and equipment, intangible assets and intangible assets at fair value	(559)	(332)
Net cash used in investing activities	(3,067)	(3,551)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	18,725	7,323
Payments on loans payable and other financing liabilities	(17,621)	(6,820)
Payments of finance lease liabilities	(26)	(26)
Common Stock repurchased	—	(1)
Net cash provided by financing activities	1,078	476
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	230	(344)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	2,189	(25)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	4,699	3,848
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$6,888	$3,823
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
5 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2025 and 2024
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Non-cash transactions:
Right-of-use assets obtained under operating leases	$568	$21
Property and equipment obtained under finance leases	2	8
Investments in intangible assets not paid	23	—
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
The Company enables commerce through its marketplace platform, which allows users to buy and sell in most of Latin America. Through Mercado Pago, the fintech platform, MercadoLibre offers a comprehensive set of financial technology services to users of its e-commerce platform, and to users outside of its e-commerce platform. These services include loans and credit cards, yield on funds deposited into accounts, payments, savings, investments, insurtech, crypto buy, hold & sell and processing services for online, in-store and QR payments. Through Mercado Envios, MercadoLibre facilitates the shipping of goods from the Company and sellers to buyers. Mercado Ads facilitates advertising services for sellers and brands to promote their products and services within and outside the Company’s ecosystem. Mercado Shops allows users to set-up, manage, and promote their own online web-stores under a subscription-based business model.
As of June 30, 2025, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre’s fintech platform, Mercado Pago, is present in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador.
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
Substantially all net revenues and financial income, cost of net revenues and financial expenses and operating expenses, are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill and operating lease right-of-use assets located in the foreign jurisdictions totaled $3,656 million and $2,632 million as of June 30, 2025 and December 31, 2024, respectively.
These unaudited interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of June 30, 2025 and December 31, 2024. These unaudited interim condensed consolidated financial statements include the Company’s consolidated statements of income, comprehensive income and equity for the six and three-month periods ended June 30, 2025 and 2024 and statements of cash flows for the six-month periods ended June 30, 2025 and 2024. These unaudited interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.
Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) (the “Company’s 2024 10-K”). The Company has evaluated all subsequent events through the date these unaudited interim condensed consolidated financial statements were issued. The interim condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see Note 2 to the financial statements in the Company’s 2024 10-K. During the six-month period ended June 30, 2025, there were no material updates made to the Company’s significant accounting policies.
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

7 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Supplier finance programs
The Company and certain financial institutions participate in a supplier finance program that enables certain of the Company’s suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in the Company’s payment policy. As of June 30, 2025 and December 31, 2024, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $474 million and $425 million, respectively.
For further information related to Supplier Finance Programs please refer to Note 6 to the consolidated financial statements in the Company’s 2024 10-K.
Revenue recognition
Revenue recognition criteria for the services provided and goods sold by the Company are described in Note 2 to the consolidated financial statements in the Company’s 2024 10-K.
The aggregate gain included in “Financial services and income” revenues arising from financing transactions and sales of financial assets, net of the costs recognized on sale of credit card receivables, is $1,069 million and $563 million for the six and three-month periods ended June 30, 2025, respectively, and $835 million and $470 million for the six and three-month periods ended June 30, 2024, respectively.
Revenues recognized under ASC 606, Revenue from contracts with customers, amounted to $8,994 million and $4,803 million for the six and three-month periods ended June 30, 2025, respectively, and $6,991 million and $3,765 million for the six and three-month periods ended June 30, 2024, respectively. Revenues not recognized under ASC 606 amounted to $3,731 million and $1,987 million for the six and three-month periods ended June 30, 2025, respectively, and $2,415 million and $1,308 million for the six and three-month periods ended June 30, 2024, respectively.
Contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Accounts receivable and credit card receivables and other means of payments are presented net of allowance for doubtful accounts and chargebacks of $63 million and $42 million as of June 30, 2025 and December 31, 2024, respectively. See Note 5 – Loans receivable, Net of these unaudited interim condensed consolidated financial statements for information related to the allowance for doubtful accounts with respect to the Company’s loans receivable.
Contract liabilities from contracts with customers consists of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Contract liabilities from contracts with customers as of December 31, 2024 was $77 million, of which $75 million was recognized as revenue during the six-month period ended June 30, 2025.
As of June 30, 2025, total contract liabilities from contracts with customers recognized within current other liabilities was $97 million, mainly due to fees related to classified advertising services billed, subscriptions and loyalty programs, shipping services and inventory sales that are expected to be recognized as revenue in the coming months.
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
Argentine currency status and macroeconomic outlook
As of July 1, 2018, the Company transitioned its Argentine operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company. Argentina’s inflation rate for the six and three-month periods ended June 30, 2025 and 2024 was 15.1% and 6.0%, and 79.8% and 18.6%, respectively. Additionally, Argentina’s average inter-annual inflation rate for the six and three-month periods ended June 30, 2025 was 56.3% and 43.4%.
The Company uses Argentina’s official exchange rate to account for transactions in the Argentine segment, which as of June 30, 2025 and December 31, 2024 was 1,205.00 and 1,032.00 Argentine Pesos, respectively, against the U.S. dollar. During the six-month periods ended June 30, 2025 and 2024, Argentina’s official exchange rate against the U.S. dollar increased 16.8% and 12.8%, respectively. The average exchange rate for the six-month periods ended June 30, 2025 and 2024 was 1,104.02 and 860.30, respectively, resulting in an increase of 28.3%.

8 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Argentine exchange regulations
In the second half of 2019, the Argentine government instituted exchange controls restricting the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. An entity’s authorization request to the Central Bank of Argentina (“CBA”) to access the official exchange market to make foreign currency payments may be denied depending on the circumstances. As a result of these exchange controls, markets in Argentina developed trading mechanisms, in which an entity or individual buys U.S. dollar denominated securities in Argentina (i.e. shares, sovereign debt) using Argentine Pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as “Blue Chip Swap Rate”). The Blue Chip Swap Rate diverged from Argentina’s official exchange rate (commonly known as the exchange spread). As of December 31, 2024, the exchange spread was 14.7%.
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
The Company’s consolidated estimated effective tax rate for the six and three-month periods ended June 30, 2025, as compared to the same periods in 2024, increased from 23.8% and 20.5% to 28.5% and 27.0%, respectively, mainly as a result of lower deductions related to tax inflation adjustments in Argentina and higher permanent differences between tax base and accounting records on subsidiaries subject to withholding tax on dividends, partially offset by lower taxable foreign exchange gains accounted for in Argentina for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, the Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country.
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
As a result, the Company recorded an income tax benefit of $37 million and $19 million, and $5 million and $4 million, during the six and three-month periods ended June 30, 2025 and 2024, respectively. The aggregate per share effect of the income tax benefit amounted to $0.72 and $0.36, and $0.09 and $0.08, for the six and three-month periods ended June 30, 2025 and 2024, respectively. Furthermore, the Company recorded a social security benefit of $14 million during the six and three-month periods ended June 30, 2025, and $32 million and $15 million during the six and three-month periods ended June 30, 2024, respectively.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA permanently establishes key elements of the Tax Cuts and Jobs Act, and also introduces modifications to certain international tax provisions. These provisions have various effective dates, some of which extended into 2027. The Company is assessing the effects that the OBBBA may have on the Company’s consolidated financial statements.

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
Recently issued accounting pronouncements not yet adopted
On December 14, 2023, the FASB issued the Accounting Standard Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information, requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The other amendments in this update improve the effectiveness and comparability of disclosures by adding disclosures of pretax income (or loss) and income tax expense (or benefit) and removing disclosures that no longer are considered cost beneficial or relevant. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis while retrospective application is permitted. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its consolidated financial statements.
On November 4, 2024, the FASB issued the ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The amendments in this update improve financial reporting by requiring disclosure of additional information about certain costs and expenses in the notes to financial statements at interim and annual reporting, such as the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption; a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027 (as clarified by ASU 2025-01). Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its consolidated financial statements.
On July 30, 2025, the FASB issued the ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The amendments in this update provide entities with a practical expedient when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606, including those assets acquired in a transaction accounted for under Topic 805, Business Combinations. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The practical expedient, if elected, should be applied prospectively. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its consolidated financial statements.

NOTE 3. FINTECH REGULATIONS
Regulations issued by the central banks and other regulators of the countries where the Company operates applicable to its Fintech business are described in Note 3 to the consolidated financial statements in the Company’s 2024 10-K.
Mexico
On March 27, 2025, MPFS, S. de R.L. de C.V. submitted to the National Banking and Securities Commission (“CNBV” according to its Spanish acronym) an authorization request to organize and operate as an investment funds management company through Mercado Pago Fondos, S.A. de C.V., Sociedad Operadora de Fondos de Inversión (a new subsidiary to be legally formed when the authorization request is approved). As of the date of this filing, this authorization is pending approval.
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
Starting June 1, 2025, Mercado Pago Asset Management S.A. took over from Industrial Asset Management S.A. as the management agent of “Mercado Fondo” mutual fund. In addition, starting June 2025, users who previously invested in “Mercado Fondo” investment fund through Banco Industrial S.A. started to invest through Mercado Pago Inversiones S.R.L. As of June 30, 2025, the assets under administration of Mercado Pago Asset Management S.A. related to mutual funds amount to $4,100 million.
On June 17, 2025, Meli Participaciones, S.L. and Marketplace Investments, LLC filed an application with the CBA to obtain a banking license in Argentina. The application is currently under review, and the Company is actively engaged with the CBA to address its inquiries and provide requested clarifications.
In April 2025, Mercado Pago Servicios de Procesamiento S.R.L. (“MPSP”) created a global program for the issuance of debt securities. The maximum principal amount of the debt securities permitted to be outstanding at any one time under the program is $500 million (or its equivalent in other currencies and/or units of value or measure). In July 2025, MPSP was authorized by the CNV to issue debt securities under Argentina's public offering regime, and as result, is now regulated by the CNV.
Chile
In June 2025, Mercado Pago Operadora S.A. submitted an application to the Chilean Commission for the Financial Market (“CMF” according to its Spanish acronym) for registration to execute cross-border transactions. As of the date of this filing, this application is pending approval by the CMF.
Meli Dólar
On July 17, 2025, the Bermuda Monetary Authority (“BMA”) granted Meli ISAC Ltd. and Meli ISA Ltd., two Bermudian subsidiaries of the Company, a Digital Asset Business (“DAB”) license application to issue the Company’s stablecoin, Meli Dólar, which is conditional upon satisfying certain pre-commencement requirements. The term for the fulfillment of the pre-commencement requirements is 120 days.
11 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 4. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS

The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	June 30, 2025	December 31, 2024
	(In millions)
Cash in bank accounts	$1,205	$1,725
Money market	947	572
Time deposits	851	334
Foreign government debt securities	5	4
Total cash and cash equivalents	3,008	2,635
Securitization transactions (1)	371	492
Foreign government debt securities (Central Bank of Brazil mandatory guarantee)	—	469
Cash in bank accounts (Central Bank of Brazil mandatory guarantee)	2,253	—
Cash in bank accounts (Argentine Central Bank mandatory guarantee)	427	471
Cash in bank accounts (Mexican National Banking and Securities Commission mandatory guarantee)	79	149
Time deposits (Mexican National Banking and Securities Commission mandatory guarantee)	530	297
Cash in bank accounts (Chilean Commission for the Financial Market mandatory guarantee)	175	130
Time deposits (Chilean Commission for the Financial Market mandatory guarantee)	39	39
Money market (Secured lines of credit guarantee)	—	14
Time deposits (Central Bank of Uruguay mandatory guarantee)	—	3
Foreign government debt securities (Central Bank of Uruguay mandatory guarantee)	6	—
Total restricted cash and cash equivalents	3,880	2,064
Total cash, cash equivalents, restricted cash and cash equivalents (2)	$6,888	$4,699
U.S. government debt securities	$780	$619
Foreign government debt securities (3)	3,625	3,619
Time deposits (4)	153	160
Corporate debt securities (5)	76	87
Total short-term investments	$4,634	$4,485
U.S. government debt securities	$479	$468
Foreign government debt securities (5) (6)	625	483
Securitization transactions (1)	12	12
Corporate debt securities	205	175
Equity securities held at cost	67	65
Total long-term investments	$1,388	$1,203
(1) Cash, cash equivalents and investments from securitization transactions are restricted to the payment of amounts due to third-party investors.
(2) Cash, cash equivalents, restricted cash and cash equivalents as reported in the interim condensed consolidated statements of cash flows.
(3) As of June 30, 2025 and December 31, 2024, includes $3,581 million and $3,370 million, respectively, considered restricted due to the Central Bank of Brazil's mandatory guarantee. Also, December 31, 2024, includes $5 million considered restricted, that guarantees a line of credit. As of June 30, 2025 and December 31, 2024, includes $13 million and $17 million, respectively, considered restricted due to the Central Bank of Uruguay’s mandatory guarantee.
(4) As of June 30, 2025 and December 31, 2024, includes $75 million and $42 million, respectively, of collateral as part of credit card scheme arrangement rules in Brazil, and is considered restricted.
(5) Includes investments held by a consolidated VIE, in which the Company has determined that it has both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity. As of June 30, 2025 and December 31, 2024, includes $348 million and $337 million, of foreign government debt securities, respectively. Also, as of December 31, 2024, includes $1 million of corporate debt securities.
(6) As of June 30, 2025 and December 31, 2024, includes $5 million and $2 million, respectively, of foreign government debt securities considered restricted due to the Brazilian stock market's mandatory guarantee to operate with futures contracts.
12 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 5. LOANS RECEIVABLE, NET
The Company classifies loans receivable as “Merchant,” “Consumer,” “Credit cards” and “Asset-backed.” As of June 30, 2025 and December 31, 2024, the components of current and non-current Loans receivable, net were as follows:

	June 30, 2025
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
Merchant	$1,595	$(598)	$997
Consumer	3,525	(948)	2,577
Credit cards	4,013	(903)	3,110
Asset-backed	214	(14)	200
Total	$9,347	$(2,463)	$6,884

	December 31, 2024
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
Merchant	$1,205	$(417)	$788
Consumer	2,591	(696)	1,895
Credit cards	2,639	(557)	2,082
Asset-backed	138	(8)	130
Total	$6,573	$(1,678)	$4,895
The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $2,484 million and $1,708 million as of June 30, 2025 and December 31, 2024, respectively, which includes $21 million and $30 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the interim condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, the Company is exposed to off-balance sheet unused agreed loan commitment on credit cards portfolio which expose the Company to credit risks for $5,005 million and $2,872 million, respectively. For the six and three-month periods ended June 30, 2025, the Company recognized in Provision for doubtful accounts a gain of $12 million and a loss of $1 million as expected credit losses, and $4 million loss for the six and three-month periods ended June 30, 2024, respectively.
From time to time, the Company sells loans receivable related to its lending solution. In this regard, during 2024, the Company signed a contract with a third party to sell an amount up to $100 million of its loans receivable, as part of its funding strategy. These loans were originated by its Mexican subsidiary and provided to local users. This transaction is accounted for as a true sale and the Company has a continuing involvement related to a servicing fee charged to the purchaser for collection services and regarding a beneficial interest retained by the Company over the transferred assets. Such involvements do not preclude the fact that this operation qualifies as a true sale because the purchaser has full control over the transferred assets. During the six and three-month periods ended June 30, 2025 the Company sold $52 million and $21 million of loans receivable, respectively, and recorded a gain of $1 million related to the aforementioned contract. As of December 31, 2024, the Company sold $44 million of loans receivable and no gains or losses were recorded in the six and three-month periods ended June 30, 2024.
The following tables summarize the allowance for doubtful accounts activity during the six-month periods ended June 30, 2025 and 2024:

	June 30, 2025
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$417	$696	$557	$8	$1,678
Net charged to Net Income	318	491	471	7	1,287
Currency translation adjustments	53	75	85	1	214
Write-offs (1)	(190)	(314)	(210)	(2)	(716)
Balance at end of period	$598	$948	$903	$14	$2,463
13 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	June 30, 2024
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$256	$591	$236	$1	$1,084
Net charged to Net Income	198	370	238	3	809
Currency translation adjustments	(19)	(33)	(40)	—	(92)
Write-offs (1)	(123)	(250)	(75)	—	(448)
Balance at end of period	$312	$678	$359	$4	$1,353
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
The amortized cost of the loans receivable classified by the Company’s credit quality internal indicator was as follows:

	June 30, 2025	December 31, 2024
	(In millions)
1-14 days past due	$229	$125
15-30 days past due	155	146
31-60 days past due	226	175
61-90 days past due	241	167
91-120 days past due	225	178
121-150 days past due	254	155
151-180 days past due	225	138
181-210 days past due	180	129
211-240 days past due	191	118
241-270 days past due	177	121
271-300 days past due	173	109
301-330 days past due	163	112
331-360 days past due	137	90
Total past due	2,576	1,763
To become due	6,771	4,810
Total	$9,347	$6,573
As of June 30, 2025 and December 31, 2024, renegotiations represented 1.7% and 1.4% of the loans receivable portfolio, respectively.

14 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets
The composition of goodwill and intangible assets is as follows:

	June 30, 2025	December 31, 2024
	(In millions)
Goodwill	$160	$149
Intangible assets with indefinite lives
Trademarks	4	4
Amortizable intangible assets
Naming rights	31	—
Licenses and others	18	18
Non-compete agreements	3	3
Customer lists	15	14
Trademarks	7	7
Hubs network	4	3
Others	3	3
Total intangible assets	85	52
Accumulated amortization	(46)	(40)
Total intangible assets, net	$39	$12

Goodwill
The changes in the carrying amount of goodwill for the six-month period ended June 30, 2025 and the year ended December 31, 2024 are as follows:

	Six Months Ended June 30, 2025
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$56	$39	$14	$33	$5	$2	$149
Currency translation adjustments	7	3	—	1	—	—	11
Balance, end of the period	$63	$42	$14	$34	$5	$2	$160

	Year Ended December 31, 2024
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$64	$44	$10	$37	$6	$2	$163
Business acquisitions	6	2	4	—	—	—	12
Currency translation adjustments	(14)	(7)	—	(4)	(1)	—	(26)
Balance, end of the year	$56	$39	$14	$33	$5	$2	$149
15 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Intangible assets with finite useful life
Intangible assets with finite useful life are comprised of naming rights, customer lists, non-compete and non-solicitation agreements, hubs network, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets for the six-month periods ended June 30, 2025 and 2024 amounted to $4 million and $2 million, respectively, while aggregate amortization expense for intangible assets totaled $2 million and $1 million for the three-month periods ended June 30, 2025 and 2024, respectively.
The following table summarizes the remaining amortization of intangible assets (in millions) with finite useful life as of June 30, 2025:

For year to be ended December 31, 2025	$6
For year to be ended December 31, 2026	7
For year to be ended December 31, 2027	7
For year to be ended December 31, 2028	7
Thereafter	8
$35
NOTE 7. INTANGIBLE ASSETS AT FAIR VALUE
The following tables present the digital assets name, cost basis, fair value, and number of units for each significant digital asset holding as of June 30, 2025 and December 31, 2024:

Digital asset name	June 30, 2025
	Cost basis (1)	Fair value	Number of units held
	(In millions, except for number of units held)
Bitcoin	$22	$61	570.4
Ether	3	8	3,050.2

Digital asset name	December 31, 2024
	Cost basis (1)	Fair value	Number of units held
	(In millions, except for number of units held)
Bitcoin	$6	$39	412.7
Ether	3	10	3,049.8
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
16 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following tables summarize the financial performance of the Company’s reporting segments:

	Six Months Ended June 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$5,632	$2,418	$2,759	$475	$11,284
Net product revenues	923	310	150	58	1,441
Net revenues and financial income	6,555	2,728	2,909	533	12,725

Local operating expenses	(5,291)	(2,138)	(1,561)	(438)	(9,428)
Depreciation and amortization	(181)	(105)	(39)	(22)	(347)
Total segment costs	(5,472)	(2,243)	(1,600)	(460)	(9,775)
Direct contribution	1,083	485	1,309	73	2,950
Operating expenses and indirect costs of net revenues and financial expenses					(1,362)
Income from operations					1,588
Other income (expenses):
Interest income and other financial gains					81
Interest expense and other financial losses					(75)
Foreign currency losses, net					(172)
Net income before income tax expense					$1,422

	Six Months Ended June 30, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$4,805	$1,970	$1,406	$366	$8,547
Net product revenues	552	202	72	33	859
Net revenues and financial income	5,357	2,172	1,478	399	9,406

Local operating expenses	(3,976)	(1,667)	(838)	(332)	(6,813)
Depreciation and amortization	(144)	(87)	(35)	(20)	(286)
Total segment costs	(4,120)	(1,754)	(873)	(352)	(7,099)
Direct contribution	1,237	418	605	47	2,307
Operating expenses and indirect costs of net revenues and financial expenses					(1,053)
Income from operations					1,254
Other income (expenses):
Interest income and other financial gains					64
Interest expense and other financial losses					(77)
Foreign currency losses, net					(92)
Net income before income tax expense					$1,149
17 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Three Months Ended June 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$2,959	$1,311	$1,446	$248	$5,964
Net product revenues	514	195	81	36	826
Net revenues and financial income	3,473	1,506	1,527	284	6,790

Local operating expenses	(2,834)	(1,178)	(847)	(245)	(5,104)
Depreciation and amortization	(98)	(60)	(19)	(11)	(188)
Total segment costs	(2,932)	(1,238)	(866)	(256)	(5,292)
Direct contribution	541	268	661	28	1,498
Operating expenses and indirect costs of net revenues and financial expenses					(673)
Income from operations					825
Other income (expenses):
Interest income and other financial gains					44
Interest expense and other financial losses					(36)
Foreign currency losses, net					(117)
Net income before income tax expense					$716

	Three Months Ended June 30, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$2,489	$1,084	$816	$203	$4,592
Net product revenues	297	117	47	20	481
Net revenues and financial income	2,786	1,201	863	223	5,073

Local operating expenses	(2,039)	(964)	(464)	(187)	(3,654)
Depreciation and amortization	(71)	(43)	(18)	(10)	(142)
Total segment costs	(2,110)	(1,007)	(482)	(197)	(3,796)
Direct contribution	676	194	381	26	1,277
Operating expenses and indirect costs of net revenues and financial expenses					(551)
Income from operations					726
Other income (expenses):
Interest income and other financial gains					39
Interest expense and other financial losses					(39)
Foreign currency losses, net					(58)
Net income before income tax expense					$668

18 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes net revenues and financial income per reporting segment, which have been disaggregated by similar products and services for the six and three-month periods ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	Brazil		Mexico		Argentina		Other Countries (6)		Total
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
	(In millions)
Commerce services (1)	$3,087	$2,724	$1,470	$1,217	$846	$437	$326	$252	$5,729	$4,630
Commerce product sales (2)	909	540	300	195	148	70	56	31	1,413	836
Total commerce revenues	3,996	3,264	1,770	1,412	994	507	382	283	7,142	5,466
Financial services and income (3)	1,251	1,196	366	261	1,322	707	144	108	3,083	2,272
Credit revenues (4)	1,294	885	582	492	591	262	5	6	2,472	1,645
Fintech product sales (5)	14	12	10	7	2	2	2	2	28	23
Total fintech revenues	2,559	2,093	958	760	1,915	971	151	116	5,583	3,940
Total net revenues and financial income	$6,555	$5,357	$2,728	$2,172	$2,909	$1,478	$533	$399	$12,725	$9,406

	Three Months Ended June 30,
	Brazil		Mexico		Argentina		Other Countries (6)		Total
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
	(In millions)
Commerce services (1)	$1,616	$1,411	$803	$686	$440	$261	$169	$144	$3,028	$2,502
Commerce product sales (2)	507	290	189	113	80	46	35	19	811	468
Total commerce revenues	2,123	1,701	992	799	520	307	204	163	3,839	2,970
Financial services and income (3)	645	609	200	138	688	412	77	56	1,610	1,215
Credit revenues (4)	698	469	308	260	318	143	2	3	1,326	875
Fintech product sales (5)	7	7	6	4	1	1	1	1	15	13
Total fintech revenues	1,350	1,085	514	402	1,007	556	80	60	2,951	2,103
Total net revenues and financial income	$3,473	$2,786	$1,506	$1,201	$1,527	$863	$284	$223	$6,790	$5,073
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
(6) Revenues from external customers in the U.S. amounted to $20 million and $10 million for the six and three-month periods ended June 30, 2025, respectively, and $13 million and $10 million for the six and three-month periods ended June 30, 2024, respectively.
19 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the allocation of property and equipment, net based on geography:

	June 30, 2025
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Property and equipment	$1,309	$985	$487	$10	$209	$3,000
Accumulated depreciation	(552)	(315)	(223)	(7)	(104)	(1,201)
Total property and equipment, net	$757	$670	$264	$3	$105	$1,799

	December 31, 2024
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Property and equipment	$1,078	$713	$434	$10	$178	$2,413
Accumulated depreciation	(497)	(239)	(199)	(6)	(92)	(1,033)
Total property and equipment, net	$581	$474	$235	$4	$86	$1,380
The following table summarizes the allocation of the operating lease right-of-use assets based on geography:

	June 30, 2025
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Right of use asset	$1,002	$941	$77	$4	$117	$2,141
Accumulated amortization	(220)	(175)	(40)	(1)	(41)	(477)
Total right of use asset, net	$782	$766	$37	$3	$76	$1,664

	December 31, 2024
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Right of use asset	$618	$616	$76	$4	$115	$1,429
Accumulated amortization	(139)	(116)	(36)	(1)	(39)	(331)
Total right of use asset, net	$479	$500	$40	$3	$76	$1,098
The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	June 30, 2025
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Intangible assets at fair value	$—	$—	$—	$69	$—	$69
Goodwill and intangible assets	102	47	23	—	73	245
Accumulated amortization	(9)	(5)	(8)	—	(24)	(46)
Total goodwill and intangible assets, net	$93	$42	$15	$69	$49	$268
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
21 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 9. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	Balances as of June 30, 2025	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)	Balances as of December 31, 2024	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
	(In millions)
Cash and Cash Equivalents:
Money Market	$947	$947	$—	$—	$572	$572	$—	$—
Foreign government debt securities (1)	5	5	—	—	4	4	—	—
Restricted Cash and Cash Equivalents:
Money Market (2)	301	301	—	—	297	297	—	—
Foreign government debt securities (1)	6	6	—	—	469	469	—	—
Investments:
U.S. government debt securities (1)	1,259	1,259	—	—	1,087	1,087	—	—
Foreign government debt securities (1) (3)	4,262	4,262	—	—	4,114	4,114	—	—
Corporate debt securities	281	281	—	—	262	262	—	—
Other Assets:
Derivative Instruments	33	—	33	—	58	—	58	—
Intangible assets at fair value	69	69	—	—	49	49	—	—
Total Assets	$7,163	$7,130	$33	$—	$6,912	$6,854	$58	$—
Salaries and social security payable:
Long-term retention program	$114	$—	$114	$—	$163	$—	$163	$—
Other Liabilities:
Meli Dólar liability (1)	51	—	51	—	31	—	31	—
Derivative Instruments	96	—	96	—	31	—	31	—
Contingent consideration	4	—	—	4	4	—	—	4
Total Liabilities	$265	$—	$261	$4	$229	$—	$225	$4
(1) Measured at fair value with impact on the statement of income for the application of the fair value option. (See Note 2 – Summary of significant accounting policies – Fair value option applied to certain financial instruments).
(2) As of June 30, 2025 and December 31, 2024, includes $301 million and $283 million, respectively, of money market funds from securitization transactions. (See Note 4 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
(3) As of June 30, 2025 and December 31, 2024, includes $12 million and $12 million, respectively, of investments from securitization transactions. (See Note 4 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
22 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The Company’s assets and liabilities measured and recorded at fair value on a recurring basis were valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions. The unobservable inputs of the fair value of contingent considerations classified as Level 3 refer to the amounts to be paid according to the agreement of an acquisition, the likelihood of achievement of the targets included in that arrangement (expected to be 100%), and the Company’s historical experience with similar arrangements. Reasonable variation on those unobservable inputs would not significantly change the fair value of those instruments. As of June 30, 2025 and December 31, 2024, the Company had not changed the methodology nor the assumptions used to estimate the fair value of the financial instruments.
There were no transfers to and from Levels 1, 2 and 3 during the six-month period ended June 30, 2025, nor during the year ended December 31, 2024.
The Company’s election of the fair value option applies to: i) foreign government debt securities, ii) U.S. government debt securities and iii) Meli Dólar liability. The Company recognized fair value changes of foreign and U.S. government debt securities, which include the related interest income of those instruments, in net service revenues and financial income if it is related to Mercado Pago’s operations or in interest income and other financial gains if not. Such fair value changes and interest income amount to gains of $261 million and $136 million, and $141 million and $72 million in net service revenues and financial income for the six and three-month periods ended June 30, 2025 and 2024, respectively, and $42 million and $22 million, and $22 million and $12 million in interest income and other financial gains for the six and three-month periods ended June 30, 2025 and 2024, respectively. The Meli Dólar liability has not presented changes in its fair value for the six-month period ended June 30, 2025. No Meli Dólar liability existed during the six-month period ended June 30, 2024.
As of June 30, 2025 and December 31, 2024, the cost of the Company’s investment in corporate debt securities classified as available for sale amounted to $277 million and $259 million, respectively, and the estimated fair value amounted to $281 million and $262 million, respectively. The cost of these securities is determined under a specific identification basis. As of June 30, 2025 and December 31, 2024 the gross unrealized gains accumulated amounted to $4 million and $3 million, respectively. For the six and three-month periods ended June 30, 2025 and for the six-month period ended June 30, 2024, the proceeds from sales of corporate debt securities amounted to $37 million, $14 million and $3 million, respectively. There were no sales of corporate debt securities during the three-month period ended June 30, 2024.
The following table summarizes the net carrying amount of the corporate debt securities classified as available for sale, classified by its contractual maturities:

	June 30, 2025	December 31, 2024
	(In millions)
One year or less	$76	$87
One year to two years	44	45
Two years to three years	47	21
Three years to four years	93	63
Four years to five years	21	46
Total available for sale investments	$281	$262
The following table summarizes the net carrying amount of the debt securities not classified as available for sale (U.S. and foreign government debt securities), classified by its contractual maturities or Management’s expectation to convert the investments into cash:

	June 30, 2025	December 31, 2024
	(In millions)
One year or less	$4,416	$4,711
One year to two years	483	475
Two years to three years	176	152
Three years to four years	235	231
Four years to five years	130	104
More than five years	92	1
Total debt securities not classified as available for sale	$5,532	$5,674
23 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Financial assets and liabilities not measured and recorded at fair value
The following table summarizes the estimated fair value of the financial assets and liabilities of the Company not measured at fair value as of June 30, 2025 and December 31, 2024:

	Balances as of June 30, 2025	Estimated fair value as of June 30, 2025	Balances as of December 31, 2024	Estimated fair value as of December 31, 2024
	(In millions)
Cash and cash equivalents	$2,056	$2,056	$2,059	$2,059
Restricted cash and cash equivalents	3,573	3,573	1,298	1,298
Investments	153	153	160	160
Accounts receivables, net	313	313	255	255
Credit card receivables and other means of payment, net	6,552	6,552	5,288	5,288
Loans receivable, net	6,884	6,804	4,895	4,840
Other assets	287	287	114	114
Total Assets	$19,818	$19,738	$14,069	$14,014
Accounts payable and accrued expenses	$3,875	$3,875	$3,196	$3,196
Funds payable to customers	9,379	9,379	6,954	6,954
Amounts payable due to credit and debit card transactions	2,631	2,631	1,964	1,964
Salaries and social security payable	556	556	564	564
Loans payable and other financial liabilities	7,188	7,129	5,593	5,499
Other liabilities	305	305	356	356
Total Liabilities	$23,934	$23,875	$18,627	$18,533
As of June 30, 2025 and December 31, 2024, the carrying value of the Company’s financial assets with determinable fair value (except for loans receivable) not measured at fair value approximated their fair value mainly because of their short-term maturity or because the effective interest rates are not materially different from market interest rates. If these financial assets were measured at fair value in the financial statements, cash and cash equivalents and restricted cash and cash equivalents would be classified as Level 1 (where cost and fair value are aligned) and the remaining financial assets would be classified as Level 2. The estimated fair value of the loans receivable would be classified as Level 3 based on the Company’s assumptions.
As of June 30, 2025 and December 31, 2024, the carrying value of the Company’s financial liabilities (except for the 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”) and the 3.125% Notes due 2031 (the “2031 Notes”)) not measured at fair value approximated their fair value mainly because of their short-term maturity or because the effective interest rates are not materially different from market interest rates. If these financial liabilities were measured at fair value in the financial statements, these would be classified as Level 2. As of June 30, 2025 and December 31, 2024, the estimated fair value of the 2026 Sustainability Notes would be $362 million and $351 million, respectively, and the estimated fair value of the 2031 Notes would be $487 million and $475 million, respectively, which is based on Level 2 inputs.

NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers that future costs will probably be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of June 30, 2025, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $161 million (net of judicial deposits) within non current other liabilities to cover legal actions against the Company for which Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.
In addition, as of June 30, 2025, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible of resulting in a loss for an estimated aggregate amount up to $380 million. No loss amounts have been accrued for such reasonably possible legal actions.
24 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

For further information related to contingent liabilities please refer to Note 16 to the consolidated financial statements in the Company’s 2024 10-K.
Tax Claims
Interstate rate of ICMS-DIFAL on interstate sales
Interstate rate of ICMS-DIFAL on interstate sales without Complementary Law
The writ of mandamus related to the interstate rate of ICMS-DIFAL (Imposto sobre Circulação de Mercadorias, Serviços de Transporte Interestadual, Intermunicipal e Comunicação on interstate sales at a differential rate) without the existence of a complementary law is described in Note 16 to the consolidated financial statements in the Company’s 2024 10-K. In June 2025, the Superior Court of Justice ruled against the Company on the Special Appeal relating to one of the cases related to the Distrito Federal (where the risk of losing had been considered probable). The case will be closed following withdrawal by the State of the funds previously required to be deposited by the Company (which amount to less than $1 million as of June 30, 2025). The other cases pending as of December 31, 2024 had no updates during the six-month period ended June 30, 2025. The Company maintains a $2 million provision as of June 30, 2025 for the disputed amounts related to the three ongoing cases where the risk of losing is considered by Management to be probable, based on the opinion of external legal counsel, which are presented net of the corresponding judicial deposits of $2 million.
Exclusion of ICMS tax benefits from federal taxes base
The tax claims related to the exclusion of ICMS tax benefits from the tax base of the Corporate Income Tax (“IRPJ”) and of the Social Contribution on Net Profits (“CSLL”) and the federal contributions PIS and COFINS is described in Note 16 to the consolidated financial statements in the Company’s 2024 10-K.
On April 4, 2025, the case related to the exclusion of ICMS tax benefits in the the tax base of IRPJ and CSLL prior to the enactment of Law 14,789 (up to December 2023), whose risk of losing was deemed not more likely than not, became final and unappealable in favor of the Company. The Company had recorded a corresponding income tax benefit arising from the ICMS tax incentives from September 2021 up to December 2023, which amounted to $38 million considering the exchange rate as of June 30, 2025.
In June 2025, regarding the writ of mandamus filed to set aside the federal contributions PIS and COFINS under Law 14,789 (from January 2024 onwards), the Company was granted an injunction to suspend the inclusion of presumed ICMS credits in the PIS and COFINS calculation basis, setting aside the effects of Law 14,789/2023. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is possible but not probable based on the technical merits of the Company’s tax position. Accordingly, the Company has not recorded any expense or liability for the disputed amounts. As of June 30, 2025, the total disputed amount was $16 million.
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
As of June 30, 2025 and December 31, 2024, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $6,500 million and $5,769 million, respectively, for which the Company recorded a provision of $13 million and $14 million, respectively.
Commitments
The Company has committed to purchase cloud platform and other technology services for a total minimum aggregate purchase commitment of $3,198 million. As of June 30, 2025, the remaining purchase commitment is $2,777 million.
The Company has signed a 10-year agreement with Gol Linhas Aereas S.A. under which the Company is committed to contract a minimum amount of air logistics services for a total cost of $331 million (portion allocated to the services component of the agreement). As of June 30, 2025, the remaining purchase commitment is $263 million.
Since October 2023, the Company has signed 3-year agreements with certain shipping companies in Brazil, under which the Company committed to contract a minimum amount of logistics services for a total cost of $55 million. As of June 30, 2025, the remaining commitment amounted to $35 million.
25 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

As of June 30, 2025, the Company has lease agreements for new warehouses in Brazil, Mexico and Argentina, for a total amount of $1,333 million, that have not yet commenced. Lease terms under the agreements are between 3 to 15 years.
The Company has unconditional purchase obligations related to capital expenditures for a total amount of $34 million. As of June 30, 2025, the remaining purchase commitment is $11 million.

NOTE 11. LONG TERM RETENTION PROGRAM
The following table summarizes the long term retention program accrued compensation expense for the six and three-month periods ended June 30, 2025 and 2024, which are payable in cash according to the decisions made by the Board of Directors (the “Board”):

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
LTRP 2019	$2	$13	$—	$6
LTRP 2020	19	13	10	6
LTRP 2021	16	13	8	6
LTRP 2022	27	22	13	10
LTRP 2023	47	38	24	16
LTRP 2024	40	28	20	15
LTRP 2025	37	—	21	—
Total LTRP	$188	$127	$96	$59
26 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 12. LOANS PAYABLE AND OTHER FINANCIAL LIABILITIES
The following tables summarize the Company’s Loans payable and other financial liabilities as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In millions)
Loans from banks	$996	$946
Bank overdrafts	8	26
Secured lines of credit	152	110
Financial Bills	97	7
Deposit Certificates	1,415	1,068
Commercial Notes	10	5
Finance lease liabilities	42	41
Collateralized debt	707	610
2026 Sustainability Notes	367	4
2031 Notes	8	8
Other lines of credit	16	3
Current loans payable and other financial liabilities	$3,818	$2,828

Loans from banks	$373	$217
Secured lines of credit	4	6
Financial Bills	431	271
Deposit Certificates	4	2
Commercial Notes	198	170
Finance lease liabilities	72	81
Collateralized debt	1,868	1,232
2026 Sustainability Notes	—	362
2031 Notes	533	546
Other lines of credit	1	—
Non-Current loans payable and other financial liabilities	$3,484	$2,887
27 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	June 30, 2025	December 31, 2024
					(In millions)
Loans from banks
Chilean Subsidiaries	Chilean Pesos	Fixed	6.33%	July 2025 - June 2026	$189	$134
Brazilian Subsidiary	Brazilian Reais	—	—	—	—	44
Brazilian Subsidiary (1)	US Dollar	Fixed	5.47%	October 2025 - March 2026	293	211
Brazilian Subsidiary (1)	Euros	Fixed	4.16%	September 2025 - November 2026	222	190
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.80%	July 2025 - May 2031	21	20
Mexican Subsidiaries	Mexican Pesos	Variable	TIIE + 1.85% - 3.50%	July 2025 - March 2030	565	512
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	9.30%	July - November 2025	79	52

Bank overdrafts
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	10.41%	July 2025	8	15
Chilean Subsidiary	Chilean Pesos	—	—	—	—	11

Secured lines of credit
Argentine Subsidiaries	Argentine Pesos	Fixed	33.63%	July 2025	144	102
Mexican Subsidiary	Mexican Pesos	Fixed	11.00%	July 2025 - July 2027	12	14

Financial Bills
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.45% - 1.40%	July 2025 - April 2028	528	278

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.13% - 0.65%	July 2025 - January 2026	549	331
Brazilian Subsidiary	Brazilian Reais	Variable	95.5% to 120.1% of CDI	July 2025 - June 2027	819	703
Brazilian Subsidiary	Brazilian Reais	Fixed	13.92% - 15.73%	July - December 2025	51	36

Commercial Notes
Brazilian Subsidiary	Brazilian Reais	Variable	DI + 0.88%	July 2025 - August 2027	69	60
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41%	July 2025 - August 2029	139	115

Finance lease liabilities					114	122
Collateralized debt					2,575	1,842
2026 Sustainability Notes	US Dollar	Fixed	2.375%	July 2025 - January 2026	367	366
2031 Notes	US Dollar	Fixed	3.125%	July 2025 - January 2031	541	554
Other lines of credit					17	3
					$7,302	$5,715
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
28 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

During 2024, the Company repurchased $27 million and $81 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid during 2024 for those repurchases amounted to $98 million. For the six and three-month periods ended June 30, 2024, the Company recognized $5 million as a gain in Interest income and other financial gains in the interim condensed consolidated statements of income. During the three-month period ended June 30, 2025, the Company repurchased $13 million in principal amount of the outstanding 2031 Notes. The total amount paid amounted to $12 million. For the six and three-month periods ended June 30, 2025, the Company recognized $1 million as a gain in Interest income and other financial gains in the interim condensed consolidated statements of income.
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
Amended and Restated Revolving Credit Agreement
On September 27, 2024, the Company entered into a $400 million amended and restated revolving credit agreement (the “Amended and Restated Credit Agreement”) with the lenders party thereto and the Company’s subsidiaries MercadoLibre S.R.L., Ebazar.com.br Ltda., Mercado Pago Instituição de Pagamento Ltda., DeRemate.com de Mexico S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda., and MercadoLibre Colombia Ltda. as initial guarantors. On July 23, 2025, as a result of the DeRemate Spinoff, MPFS, S. de R.L. de C.V. became a guarantor under the Amended and Restated Credit Agreement in accordance with its terms. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by the guarantors, as stated before.
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
As of June 30, 2025, no amounts have been borrowed under the facility.
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
The Company securitizes certain credit card receivables related to users’ purchases through a Chilean SPE. Under this SPE contract, the Company has determined that it has no obligation to absorb losses or the right to receive benefits of the SPE that could be significant because it does not retain any equity certificate of participation or subordinated interest in the SPE. As the Company does not control the vehicle, its assets, liabilities and related results are not consolidated in the Company’s financial statements.
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
The following table summarizes the Company’s collateralized debt under securitization transactions, as of June 30, 2025:

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	$105	CDI + 2.25%	Brazilian Reais	March 2027
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	18	CDI + 5.25%	Brazilian Reais	June 2029
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	25	CDI + 3.00%	Brazilian Reais	April 2028
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	193	CDI + 1.75%	Brazilian Reais	October 2031
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	73	CDI + 5.25%	Brazilian Reais	July 2028
Seller Fundo De Investimento Em Direitos Creditórios	188	CDI + 1.60%	Brazilian Reais	March 2026
Seller Fundo De Investimento Em Direitos Creditórios	93	CDI + 1.80%	Brazilian Reais	May 2026
Seller Fundo De Investimento Em Direitos Creditórios	37	CDI + 1.40%	Brazilian Reais	September 2026
Seller Fundo De Investimento Em Direitos Creditórios	19	CDI + 1.60%	Brazilian Reais	November 2026
Seller Fundo De Investimento Em Direitos Creditórios	277	CDI + 0.85%	Brazilian Reais	May 2028
Seller II Fundo De Investimento Em Direitos Creditórios Segmento Meios De Pagamento De Resp Ltda	184	CDI + 0.85%	Brazilian Reais	July 2027
Mercado Crédito XXIII	2	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	May - July 2025 (1)
Mercado Crédito XXV	8	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	July - August 2025 (1)
Mercado Crédito XXVI	14	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	August - October 2025 (1)
Mercado Crédito XXVII	13	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	August - October 2025 (1)
Mercado Crédito XXVIII	18	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	September - November 2025 (1)
Mercado Crédito XXIX	19	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	September - November 2025 (1)
Mercado Crédito XXX	35	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	October - December 2025 (1)
30 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito XXXI	39	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	October - December 2025 (1)
Mercado Crédito XXXII	42	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	November 2025 - January 2026 (1)
Mercado Crédito XXXIII	45	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	November 2025 - February 2026 (1)
Mercado Crédito XXXIV	52	Badlar rates plus 200 basis points with a min 10% and a max 50%	Argentine Pesos	January - March 2026 (1)
Mercado Crédito XXXV	66	Badlar rates plus 200 basis points with a min 10% and a max 40%	Argentine Pesos	February - March 2026 (1)
Mercado Crédito XXXVI	66	TAMAR rates plus 100 basis points with a min 15% and a max 50%	Argentine Pesos	March - July 2026 (1)
Mercado Crédito XXXVII	72	TAMAR rates plus 100 basis points with a min 15% and a max 50%	Argentine Pesos	April - August 2026 (1)
Mercado Crédito XXXVIII	69	TAMAR rates plus 100 basis points with a min 15% and a max 50%	Argentine Pesos	May - August 2026 (1)
Mercado Crédito XXXIX (2)	59	TAMAR rates plus 100 basis points with a min 25% and a max 50%	Argentine Pesos	July - October 2026 (1)
Fideicomiso Irrevocable de Administración y Fuente de Pago 3756	274	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.20%	Mexican Pesos	November 2029
Fideicomiso Irrevocable de Administración y Fuente de Pago 6189	32	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 7.0%	Mexican Pesos	April 2027
Fideicomiso Irrevocable de Administración y Fuente de Pago 6189	241	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.80%	Mexican Pesos	April 2027
Fideicomiso Irrevocable de Administración y Fuente de Pago Número 4372	177	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.50%	Mexican Pesos	August 2027
Frontal Trust Mercado Pago Créditos Fondo de Inversión	10	TAB 30 + 2.10%	Chilean Pesos	November 2027
Frontal Trust Mercado Pago Créditos Fondo de Inversión	2	TAB 30 + 3.90%	Chilean Pesos	November 2027
Frontal Trust Mercado Pago Créditos Fondo de Inversión	8	TAB 30 + 4.25%	Chilean Pesos	November 2027
	$2,575
(1) Minimum and maximum maturity depending on the applicable interest rate within the range.
(2) As of June 30, 2025, Loans payables owned by this trust were obtained through private placements. Mercado Crédito XXXIX trust made the public debt issuance in the Argentine stock market on July 28, 2025.
In June 2025, the Company renegotiated key terms of several collateralized debt structures in Brazil to reduce funding costs and increase flexibility in asset eligibility. As a result, the Company achieved interest rate reductions across three SPEs in Brazil: Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados reduced its interest rate spread from 2.50% to 2.25%, Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado from 3.50% to 3.00% (and extended its maturity from August 2025 to April 2028), and Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizado from 2.35% to 1.75% (while also extending its maturity from January 2030 to October 2031).
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
The assets and liabilities of the SPEs through which the Company securitizes financial assets as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Assets	(In millions)
Current assets:
Restricted cash and cash equivalents	$371	$492
Loans receivable, net of allowances	2,021	1,410
Intercompany receivables	1,263	743
Other assets	—	1
Total current assets	3,655	2,646
Non-current assets:
Long-term investments	12	12
Loans receivable, net of allowances	166	102
Total non-current assets	178	114
Total assets	$3,833	$2,760
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$1	$1
Loans payable and other financial liabilities	707	610
Intercompany liabilities	72	24
Other liabilities	—	1
Total current liabilities	780	636
Non-current liabilities:
Loans payable and other financial liabilities	1,868	1,232
Total non-current liabilities	1,868	1,232
Total liabilities	$2,648	$1,868

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
Supplemental balance sheet information related to leases was as follows:

	June 30, 2025	December 31, 2024
	(In millions)
Operating Leases
Operating lease right-of-use assets	$1,664	$1,098

Operating lease liabilities	$1,677	$1,135

Finance Leases
Property and equipment, at cost	$218	$200
Accumulated depreciation	(102)	(77)
Property and equipment, net	$116	$123

Loans payable and other financial liabilities	$114	$122
The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	8 Years	8 Years
Finance leases	3 Years	3 Years

Weighted average discount rate (1)
Operating leases	10%	10%
Finance leases	11%	10%
(1) Includes discount rates of leases in local currency and U.S. dollar.
The components of lease expense were as follows:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Operating lease cost	$209	$101

Finance lease cost:
Depreciation of property and equipment	$21	$19
Interest on lease liabilities	6	9
Total finance lease cost	$27	$28
33 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates and internal rates of return to calculate the lease liabilities for the operating and finance leases, respectively:

Period Ending	Operating Leases	Finance Leases
	(In millions)
One year or less	$363	$47
One year to two years	338	45
Two years to three years	317	30
Three years to four years	289	9
Four years to five years	242	—
Thereafter	893	—
Total lease payments	2,442	131
Less imputed interest	(765)	(17)
Total	$1,677	$114

NOTE 15. DERIVATIVE INSTRUMENTS
Cash flow hedges
As of June 30, 2025, the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOs devices in U.S. dollars owed by a Brazilian subsidiary and hosting and licenses expenses payable in U.S. dollars owed by Brazilian and Mexican subsidiaries, whose functional currencies are the Brazilian Real and the Mexican Peso, respectively. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the interim condensed consolidated statements of income in the “Cost of net revenues and financial expenses,” “Product and technology development” expenses and “Foreign currency losses, net” line items, in the same period the forecasted transaction affects earnings. As of June 30, 2025, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive loss will be reclassified into the interim condensed consolidated statements of income within the next 12 months.
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
The Company also uses future contracts to hedge the interest rate exposure of its asset-backed loan portfolio originated in Brazil. In these cases, where the assets included in the portfolio shared the same risk exposure, the Company designated the future contracts as fair value hedges under the portfolio layer method. The derivatives’ gain or loss is reported in the interim condensed consolidated statements of income in the same line items as the change in the value of the financial assets due to the hedged risks. Accordingly, the Company unlocks its portfolio’s fixed-rate to mitigate the effect of interest rate fluctuations.
Net investment hedge
The Company used cross currency swap contracts to reduce the foreign currency exchange risk related to its investment in its Brazilian foreign subsidiaries and the interest rate risk. This derivative was designated as a net investment hedge and, accordingly, gains and losses are reported as a component of accumulated other comprehensive loss. The derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the interim condensed consolidated statements of income in the “Interest expense and other financial losses” and “Foreign currency losses, net” line items, in the same period that the interest expense affects earnings. As of June 30, 2025, there are no outstanding derivatives designated as net investment cash flow hedges.
34 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Derivative instruments not designated as hedging instruments
The Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian subsidiaries, whose functional currencies are the Brazilian Real. These transactions were not designated as hedges for accounting purposes. As of June 30, 2025, there are no outstanding derivatives hedging the foreign currency fluctuation not designated as hedging instruments.
Finally, as of June 30, 2025, the Company entered into swap contracts to hedge the interest rate fluctuation of a certain portion of its financial debt in its Brazilian subsidiaries and VIEs. These transactions were not designated as hedges for accounting purposes.
The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of
	June 30, 2025	December 31, 2024
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$548	$85
Cross currency swap contracts	500	400
Future contracts	209	86

Not designated as hedging instrument
Interest rate swap contracts	$117	$103
Derivative instrument contracts
The fair values of the Company’s outstanding derivative instruments as of June 30, 2025 and December 31, 2024 were as follows:

Derivative instruments	Balance sheet location	June 30,	December 31,
		2025	2024
		(In millions)
Foreign exchange contracts designated as cash flow hedges	Other current assets	$1	$6
Interest rate swap contracts not designated as hedging instruments	Other current assets	10	9
Cross currency swap contracts designated as fair value hedge	Other current assets	1	23
Interest rate swap contracts not designated as hedging instruments	Other non-current assets	21	20
Cross currency swap contracts designated as fair value hedge	Other current liabilities	28	2
Interest rate swap contracts not designated as hedging instruments	Other current liabilities	18	15
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	37	—
Interest rate swap contracts not designated as hedging instruments	Other non-current liabilities	13	14

The effects of derivative contracts on the interim condensed consolidated statement of comprehensive income for the six-month periods ended June 30, 2025 and 2024 were as follows:

	December 31, 2024	Amount of loss recognized in other comprehensive income	Amount of loss reclassified from accumulated other comprehensive loss	June 30, 2025
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$5	$(42)	$3	$(34)
	$5	$(42)	$3	$(34)
35 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	December 31, 2023	Amount of gain recognized in other comprehensive loss	Amount of loss reclassified from accumulated other comprehensive loss	June 30, 2024
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(4)	$10	$1	$7
Cross currency swap contracts designated as net investment hedge	(3)	2	1	—
	$(7)	$12	$2	$7

The effect of the Company’s fair value hedge relationships over its fixed-rate financial debt on the interim condensed consolidated statements of income for the six and three-month periods ended June 30, 2025 is a net loss of $49 million and $19 million, respectively, and affected Cost of net revenues and financial expenses and Foreign exchange losses, net. For the six and three-month periods ended June 30, 2024, the Company recognized a net gain of $26 million and $22 million, respectively, that affected Cost of net revenues and financial expenses and Foreign exchange losses, net.
The carrying amount of the hedged items for fair value hedges over its fixed-rate financial debt included in the “Loans payable and other financial liabilities” line items of the interim condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 was $515 million and $401 million, respectively.
The effects of the Company’s fair value hedge relationships over its fixed-rate financial debt on the interim condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of June 30, 2025 and December 31, 2024 are $1 million and $2 million, respectively, reducing the carrying value of the hedged debt as of June 30, 2025 and December 31, 2024.
The effects of derivative contracts not designated as hedging instruments on the interim condensed consolidated statements of income for the six and three-month periods ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Interest rate contracts not designated as hedging instruments recognized in Interest expense and other financial losses	$1	$(6)	$—	$(4)
Foreign exchange contracts not designated as hedging instruments recognized Interest expense and other financial losses	(1)	—	(1)	—
	$—	$(6)	$(1)	$(4)

36 | MercadoLibre, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27 A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report. Our forward looking statements, and the risks and uncertainties related to them, include, but are not limited to, statements regarding MercadoLibre, Inc.'s expectations, objectives and progress against strategic priorities; initiatives and strategies related to our products and services; our inability to successfully deliver new products and services; business and market outlook, opportunities, strategies and trends; impacts of foreign exchange; the potential impact of the uncertain macroeconomic and geopolitical environment on our financial results; customer preferences and demand and market expansion; our planned product and services releases and capabilities; industry growth rates; inflation; future stock repurchases; our expected tax rate and tax strategies; and the likelihood, impact and result of pending legal, administrative and tax proceedings or government investigations. Such forward-looking statements are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A—Risk Factors” in Part I of the Company’s 2024 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2025. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited interim condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of the Company’s 2024 10-K, as well as the factors discussed in the other reports and documents we file from time to time with the SEC.
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
■a discussion of our principal trends and results of operations for the six and three-month periods ended June 30, 2025 and 2024;
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
37 | MercadoLibre, Inc.

Business Overview

We are the leading online commerce and fintech ecosystem in Latin America. Our e-commerce platform is the leader in the region based on gross merchandise volume (“GMV”), and our fintech platform is the leader in monthly active users (“MAUs”) among fintech companies in Mexico, Argentina and Chile, and the second largest in Brazil. Mercado Libre's e-commerce platform is present in 18 countries (Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay, Venezuela (deconsolidated since December 1, 2017), Bolivia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Honduras, Nicaragua, Panama, Paraguay and El Salvador) and our fintech platform, Mercado Pago, is present in eight countries (Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay and Ecuador). Our ecosystem provides consumers and merchants with a complete portfolio of services to enable buying and selling online and the processing of payments online and offline, as well as offering a wide array of simple day-to-day financial services.
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
Mercado Envios is a logistics solution that is one of the value-added services that we offer to our sellers and buyers on our platform. The logistics services we offer are an integral and crucial part of our value proposition as they reduce friction between buyers and sellers, allow us to have greater control over the full user experience and enable faster deliveries at a more competitive cost than would otherwise be available with third-party carriers. Sellers that use Mercado Envios are eligible to access shipping subsidies that enable free or discounted shipping for consumers that buy sellers’ goods on our Marketplace. Our logistics network is built around fulfillment centers (which accounts for more than half of shipments), where sellers place their inventory in our warehouses, and cross-docking, where we collect items sold from sellers directly or via a network of thousands of partner stores (“MELI Places”) where sellers drop off sold items that need to be fed into our logistics network. MELI Places are also enabled for pick up of items purchased and processing of returns. Our transportation network includes dedicated aircraft, trucks and thousands of last-mile delivery vans, the vast majority of which are owned and operated by our third-party carriers.
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
Mercado Shops is a service we offer to sellers to complement their business on our Marketplace. It is a digital storefront solution that allows sellers to set up, manage and promote their own digital stores, while using Mercado Libre’s logistics, advertising and payments services. In January 2025, we announced the migration of Mercado Shops to “Mi Página,” which offers similar functionalities but is fully embedded within our Marketplace (without an external storefront). Mercado Shops will be discontinued as of December 31, 2025.
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
Our lending solution is available in Argentina, Brazil, Mexico and Chile. We offer loans mostly to merchants and consumers that already form part of our user base, many of whom have historically been underserved or overlooked by financial institutions and therefore suffer from a lack of access to credit. Facilitating credit is a key service overlay that enables us to further strengthen the engagement and lock-in rate of our users, while also generating additional touchpoints and incentives to use Mercado Pago as an end-to-end financial solution.
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
38 | MercadoLibre, Inc.

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
The following table sets forth the percentage of our consolidated net revenues and financial income by segment for the six and three-month periods ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Three Months Ended June 30,
(% of total consolidated net revenues and financial income)	2025	2024	2025	2024
Brazil	51.5%	57.0%	51.1%	54.9%
Mexico	21.4	23.1	22.2	23.7
Argentina	22.9	15.7	22.5	17.0
Other Countries	4.2	4.2	4.2	4.4
Net revenues and financial income for the six and three-month periods ended June 30, 2025 as compared to the same periods in 2024 are described in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues and financial income.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies, Management estimates or accounting policies since the year ended December 31, 2024 and disclosed in the Company’s 2024 10-K under the heading “Critical Accounting Policies and Estimates.”
Results of operations for the six and three-month periods ended June 30, 2025 compared to the six and three-month periods ended June 30, 2024
The selected financial data for the six and three-month periods ended June 30, 2025 and 2024 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. The results of operations for the six and three-month periods ended June 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025 or for any other period.
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
■shipping fees, which are generated when an item is delivered through our shipping service. When we act as an agent, revenues derived from the shipping services are recognized at the time the transaction is successfully concluded for third-party sales, and presented net of the transportation costs charged by third-party carriers. When we act as principal, revenues derived from shipping services are recognized upon delivery of the good to the customer, and presented on a gross basis. In addition, the Company generates storage fees, which are charged to the seller for the utilization of the Company’s fulfillment facilities;
39 | MercadoLibre, Inc.

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
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the six and three-month periods ended June 30, 2025 and 2024, no single customer accounted for more than 5.0% of our net revenues and financial income.
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
Our net revenues and financial income grew during the six and three-month periods ended June 30, 2025 as compared to the same periods in 2024, boosted by the growth of credit originations from our lending solution, an increase in total payment volume and fees due to payment in installments in our Mercado Pago platform, and the growth in gross merchandise volume.
The following table summarizes our consolidated net revenues and financial income for the six and three-month periods ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change from 2024 to 2025		Three Months Ended June 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Net revenues and financial income	$12,725	$9,406	$3,319	35.3%	$6,790	$5,073	$1,717	33.8%

40 | MercadoLibre, Inc.

The following table summarizes our consolidated net revenues and financial income by revenue stream and geographic segment for the six and three-month periods ended June 30, 2025 and 2024:

Consolidated net revenues and financial income	Six Months Ended June 30,		Change from 2024 to 2025		Three Months Ended June 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Brazil
Commerce	$3,996	$3,264	$732	22.4%	$2,123	$1,701	$422	24.8%
Fintech	2,559	2,093	466	22.3	1,350	1,085	265	24.4
	6,555	5,357	1,198	22.4	3,473	2,786	687	24.7
Mexico
Commerce	1,770	1,412	358	25.4	992	799	193	24.2
Fintech	958	760	198	26.1	514	402	112	27.9
	2,728	2,172	556	25.6	1,506	1,201	305	25.4
Argentina
Commerce	994	507	487	96.1	520	307	213	69.4
Fintech	1,915	971	944	97.2	1,007	556	451	81.1
	2,909	1,478	1,431	96.8	1,527	863	664	76.9
Other countries
Commerce	382	283	99	35.0	204	163	41	25.2
Fintech	151	116	35	30.2	80	60	20	33.3
	533	399	134	33.6	284	223	61	27.4
Consolidated
Commerce	7,142	5,466	1,676	30.7	3,839	2,970	869	29.3
Fintech	5,583	3,940	1,643	41.7	2,951	2,103	848	40.3
Total	$12,725	$9,406	$3,319	35.3%	$6,790	$5,073	$1,717	33.8%

See Note 8 – Segments of our unaudited interim condensed consolidated financial statements for further information regarding our net revenues and financial income disaggregated by similar products and services for the six and three-month periods ended June 30, 2025 and 2024.
Our Commerce revenues grew $1,676 million and $869 million, or 30.7% and 29.3%, for the six and three-month periods ended June 30, 2025, respectively, as compared to the same periods in 2024. This increase in Commerce revenues was primarily attributable to:
■an increase of $1,099 million and $526 million in our Commerce services revenues for the six and three-month periods ended June 30, 2025, respectively, mainly related to (i) a 19% and 21% increase in gross merchandise volume, and (ii) higher flat fee contributions for low gross merchandise volume transactions. Shipping carrier costs netted against revenues decreased $137 million, from $581 million for the six-month period ended June 30, 2024, to $444 million for the six-month period ended June 30, 2025, mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent during the first quarter of 2025. For the three-month period ended June 30, 2025 as compared to the same period in 2024, shipping carrier costs netted against revenues increased $13 million, from $220 million for the three-month period ended June 30, 2024, to $233 million for the three-month period ended June 30, 2025; and
■an increase of $577 million and $343 million in our revenues from Commerce product sales for the six and three-month periods ended June 30, 2025, respectively, as compared to the same periods in 2024, mainly in Brazil, Mexico and Argentina.
Our Fintech revenues grew 41.7% and 40.3%, from $3,940 million and $2,103 million for the six and three-month periods ended June 30, 2024, respectively, to $5,583 million and $2,951 million for the six and three-month periods ended June 30, 2025, respectively. This increase was mainly generated by:
■an increase of $827 million and $451 million in our Credit revenues for the six and three-month periods ended June 30, 2025, respectively, mainly as a consequence of higher originations; and
■an increase of $811 million and $395 million in our revenues from Financial services and income for the six and three-month periods ended June 30, 2025, respectively, mainly related to our off-platform transactional fees and financing transactions, reflecting a 41% and 39% increase in our total payment volume.
41 | MercadoLibre, Inc.

Brazil
Commerce revenues in Brazil increased 22.4% in the six-month period ended June 30, 2025 as compared to the same period in 2024. This increase was generated by an increase of $369 million in our revenues from Commerce product sales and an increase of $363 million in our Commerce services revenues. Fintech revenues grew by 22.3%, a $466 million increase during the six-month period ended June 30, 2025 as compared to the same period in 2024, mainly driven by an increase of $409 million in our Credit revenues and an increase of $55 million in our revenues from Financial services and income.
Commerce revenues in Brazil increased 24.8% in the three-month period ended June 30, 2025 as compared to the same period in 2024. This increase was driven by an increase of $217 million in our revenues from Commerce product sales and an increase of $205 million in our Commerce services revenues. Fintech revenues grew by 24.4%, a $265 million increase, during the three-month period ended June 30, 2025 as compared to the same period in 2024, mainly driven by an increase of $229 million in our Credit revenues and an increase of $36 million in our revenues from Financial services and income.
Net revenues growth during the six and three-month periods ended June 30, 2025, as compared to the same periods in 2024, were offset by the average increase of Brazil’s exchange rate against U.S. dollar of 13.2% and 8.6%, respectively.
Mexico
Commerce revenues in Mexico increased 25.4% in the six-month period ended June 30, 2025 as compared to the same period in 2024. This increase was driven by an increase of $253 million in our Commerce services revenues and an increase of $105 million in our revenues from Commerce product sales. Fintech revenues grew 26.1%, a $198 million increase, during the six-month period ended June 30, 2025 as compared to the same period in 2024, mainly driven by an increase of $105 million in our revenues from Financial services and income and an increase of $90 million in our Credit revenues.
Commerce revenues in Mexico increased 24.2% in the three-month period ended June 30, 2025 as compared to the same period in 2024. This increase was generated by an increase of $117 million in our Commerce services revenues and an increase of $76 million in our revenues from Commerce product sales. Fintech revenues grew 27.9%, a $112 million increase, during the three-month period ended June 30, 2025 as compared to the same period in 2024, mainly driven by an increase of $62 million in our revenues from Financial services and income and an increase of $48 million in our Credit revenues.
Net revenues growth during the six and three-month periods ended June 30, 2025, as compared to the same periods in 2024, were offset by the average increase of Mexico’s exchange rate against U.S. dollar of 16.5% and 12.9%, respectively.
Argentina
Commerce revenues in Argentina increased 96.1% in the six-month period ended June 30, 2025 as compared to the same period in 2024. This increase was driven by an increase of $409 million in our Commerce services revenues, mainly due to a increase of 48.6% in successful items sold, and an increase of $78 million in our revenues from Commerce product sales. Fintech revenues increased 97.2%, a $944 million increase, mainly due to an increase of 34.7% in our total payment transactions, during the six-month period ended June 30, 2025 as compared to the same period in 2024, mainly driven by an increase of $615 million in our revenues from Financial services and income and an increase of $329 million in our Credit revenues.
Commerce revenues in Argentina increased 69.4% in the three-month period ended June 30, 2025 as compared to the same period in 2024. This increase was generated by an increase of $179 million in our Commerce services revenues, mainly due to a increase of 45.9% in successful items sold, and an increase of $34 million in our revenues from Commerce product sales. Fintech revenues increased 81.1%, a $451 million increase, mainly due to an increase of 31.3% in our total payment transactions, during the three-month period ended June 30, 2025 as compared to the same period in 2024, mainly driven by an increase of $276 million in our revenues from Financial services and income and an increase of $175 million in our Credit revenues.
For the six and three-month periods ended June 30, 2025, the increase in Argentina’s net revenues and financial income was also boosted by the average inter-annual inflation rate in our Argentine segment of 56.3% and 43.4%, respectively, which was higher than the average of inter-annual increase of Argentina’s official exchange rate against the U.S. dollar of 28.3% and 29.9%, respectively.
42 | MercadoLibre, Inc.

The following table sets forth our total net revenues and financial income and the sequential quarterly variation of these net revenues and financial income for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except percentages)
2025
Net revenues and financial income	$5,935	$6,790	n/a	n/a
Percent change from prior quarter	(2)%	14%
2024
Net revenues and financial income	$4,333	$5,073	$5,312	$6,059
Percent change from prior quarter	(2)%	17%	5%	14%

The following table sets forth the growth in net revenues and financial income in local currencies, for the six and three-month periods ended June 30, 2025 as compared to the same periods in 2024:

	Change from 2024 to 2025
(% of net revenues and financial income growth in Local Currency) (1)	Six-month period	Three-month period
Brazil	38.3%	35.4%
Mexico	45.8	41.4
Argentina (2)	152.5	129.8
Other countries	37.6	30.9
Total consolidated	58.0%	52.7%
(1) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2024 and applying them to the corresponding months in 2025, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.
(2) For the six and three-month periods ended June 30, 2025, the average inter-annual inflation rate in our Argentine segment of 56.3% and 43.4%, respectively, were higher than the average inter-annual increase of Argentina’s official exchange rate against U.S. dollar of 28.3% and 29.9%, respectively.
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

	Six Months Ended June 30,		Change from 2024 to 2025		Three Months Ended June 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Cost of net revenues and financial expenses	$6,860	$5,017	$1,843	36.7%	$3,696	$2,708	$988	36.5%
As a percentage of net revenues and financial income	53.9%	53.3%			54.4%	53.4%
For the six-month period ended June 30, 2025 as compared to the same period in 2024, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $698 million increase in shipping operating and carrier costs; ii) $439 million increase in cost of sales of goods mainly in Brazil, Mexico and Argentina; iii) $221 million increase in sales taxes; iv) $210 million increase in collection fees across all of our main segments, as a result of the higher growth of total payment volume of Mercado Pago in those countries; and v) $185 million increase in other fintech costs mainly related to higher funding costs in connection with our lending business.
For the three-month period ended June 30, 2025 as compared to the same period in 2024, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $322 million increase in shipping operating and carrier costs; ii) $261 million increase in cost of sales of goods across all of our main segments; iii) $133 million increase in sales taxes; iv) $116 million increase in other fintech costs, mainly related to higher funding costs in connection with our lending business; and v) $98 million increase in collection fees across all of our main segments, as a result of the higher growth of total payment volume of Mercado Pago in those countries.
43 | MercadoLibre, Inc.

Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues and financial income, which are classified as a cost of net revenues and financial expenses. These taxes represented 6.6% of net revenues and financial income for the six and three-month periods ended June 30, 2025, and 6.6% and 6.2% for the same periods in 2024, respectively.
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
For the six and three-month periods ended June 30, 2025 and 2024, our gross profit margins were 46.1% and 45.6%, and 46.7% and 46.6%, respectively.
For the six-month period ended June 30, 2025, as compared to the same period in 2024, our gross profit margin decreased mainly due to an increase in our cost of sales of goods and shipping carrier costs, as a percentage of net revenues and financial income, partially offset by a decrease of our shipping operating costs and collection fees, as a percentage of net revenues and financial income.
For the three-month period ended June 30, 2025, as compared to the same period in 2024, our gross profit margin decreased mainly due to an increase in our cost of sales of goods and other fintech costs, as a percentage of net revenues and financial income, partially offset by a decrease of our shipping carrier and operating costs and collection fees, as a percentage of net revenues and financial income.
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

	Six Months Ended June 30,		Change from 2024 to 2025		Three Months Ended June 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Product and technology development	$1,118	$918	$200	21.8%	$567	$460	$107	23.3%
As a percentage of net revenues and financial income	8.8%	9.8%			8.4%	9.1%
For the six-month period ended June 30, 2025, the increase in product and technology development expenses as compared to the same period in 2024 was primarily attributable to a: i) $124 million increase in salaries and wages mainly related to the increase of 16% in our product and technology development headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; ii) $46 million increase in other product and technology development expenses mainly related to higher tax withholding in connection with intercompany export services billing duties; and iii) $40 million increase in technology maintenance expenses.
For the three-month period ended June 30, 2025, the increase in product and technology development expenses as compared to the same period in 2024 was primarily attributable to a: i) $68 million increase in salaries and wages mainly related to the increase of 16% in our product and technology development headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; ii) $27 million increase in other product and technology development expenses mainly related to higher tax withholding in connection with intercompany export services billing duties; and iii) $19 million increase in technology maintenance expenses.
We believe that product and technology development is one of our key competitive advantages and we intend to continue to invest in technology to meet the increasingly sophisticated product expectations of our customer base.
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
44 | MercadoLibre, Inc.

We also work intensively on attracting, developing and growing our seller community through our customer support efforts. We have dedicated professionals in most of our operations that work with sellers through trade show participation, seminars and meetings to provide them with important tools and skills to become effective sellers on our platform.
The following table presents sales and marketing expenses for the periods indicated:

	Six Months Ended June 30,		Change from 2024 to 2025		Three Months Ended June 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Sales and marketing	$1,350	$989	$361	36.5%	$751	$511	$240	47.0%
As a percentage of net revenues and financial income	10.6%	10.5%			11.1%	10.1%
For the six-month period ended June 30, 2025, the increase in sales and marketing expenses as compared to the same period in 2024 was primarily attributable to a: i) $201 million increase in online and offline marketing expenses across all of our main segments; ii) $57 million increase in salaries and wages mainly related to the increase of 50% in our sales and marketing headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; iii) $38 million increase in our buyer protection program expenses; and iv) $28 million increase in chargebacks.
For the three-month period ended June 30, 2025, the increase in sales and marketing expenses as compared to the same period in 2024 was primarily attributable to a: i) $147 million increase in online and offline marketing expenses mainly in Brazil, Mexico and Argentina; ii) $36 million increase in salaries and wages mainly related to the increase of 37% in our sales and marketing headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; iii) $25 million increase in our buyer protection program expenses; and iv) $17 million increase in chargebacks.
Provision for doubtful accounts
Provision for doubtful accounts consists of the current expected credit losses on our financial assets, mainly loans receivable. The following table presents provision for doubtful accounts expenses for the periods indicated:

	Six Months Ended June 30,		Change from 2024 to 2025		Three Months Ended June 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Provision for doubtful accounts	$1,293	$824	$469	56.9%	$690	$450	$240	53.3%
As a percentage of net revenues and financial income	10.2%	8.8%			10.2%	8.9%
For the six and three-month periods ended June 30, 2025, as compared to the same periods in 2024, the provision for doubtful accounts increased $469 million and $240 million, respectively, mainly due to the increase in originations growing at 58% and 57% (mostly related to the credit card and consumer products), respectively.
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

	Six Months Ended June 30,		Change from 2024 to 2025		Three Months Ended June 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
General and administrative	$516	$404	$112	27.7%	$261	$218	$43	19.7%
As a percentage of net revenues and financial income	4.1%	4.3%			3.8%	4.3%
45 | MercadoLibre, Inc.

For the six-month period ended June 30, 2025, the increase in general and administrative expenses as compared to the same period in 2024 was primarily attributable to a: i) $51 million increase in salaries and wages, mainly related to the increase of 18% in general and administrative headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; ii) $24 million increase in other general and administrative expenses mainly related to higher tax withholding in connection with intercompany export services billing duties; and iii) $23 million increase in legal, tax and other fees.
For the three-month period ended June 30, 2025, the increase in general and administrative expenses as compared to the same period in 2024 was primarily attributable to a: i) $42 million increase in salaries and wages, mainly related to the increase of 15% in general and administrative headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; and ii) $12 million increase in other general and administrative expenses, mainly related to higher tax withholding in connection with intercompany export services billing duties. This was partially offset by a $20 million gain related to the fair value of digital assets ($16 million gain in the three-month period ended June 30, 2025 compared to a $4 million loss in the three-month period ended June 30, 2024).
Operating income margins
Our operating income margin is defined as income from operations as a percentage of net revenues and financial income.
Our operating income margin is affected by our operating expenses structure, which mainly consists of our employees’ salaries, our sales and marketing expenses related to those activities we incurred to promote our services, provision for doubtful accounts mainly related to our loans receivable portfolio and product and technology development expenses, among other operating expenses. As we continue to grow and focus on expanding our leadership in the region, we will continue to invest in product and technology development, and sales and marketing in order to promote our services and capture long-term business opportunities. As a result, we may experience decreases in our operating income margins.
For the six and three-month periods ended June 30, 2025, as compared to the same periods in 2024, our operating income margin decreased from 13.3% and 14.3% to 12.5% and 12.2%, respectively. This compression was primarily driven by the expansion of our credit card portfolio and marketing investments to support our free shipping and Mercado Pago campaigns.
For the six-month period ended June 30, 2025, the decrease is mainly explained by an increase in provision of doubtful accounts and cost of net revenues and financial expenses, as a percentage of net revenues and financial income, partially offset by a decrease in product and technology development and general and administrative expenses, as a percentage of net revenues and financial income.
For the three-month period ended June 30, 2025, the decrease is mainly explained by an increase in provision of doubtful accounts, cost of net revenues and financial expenses and sales and marketing related expenses, as a percentage of net revenues and financial income, partially offset by a decrease in product and technology development and general and administrative expenses, as a percentage of net revenues and financial income.

Other income (expenses), net
Other income (expenses), net consists primarily of interest income derived from our investments and cash equivalents, interest expense and other financial charges related to financial liabilities not related to Mercado Pago’s operations, and foreign currency gains or losses. The following table presents Other income (expenses), net for the periods indicated:

	Six Months Ended June 30,		Change from 2024 to 2025		Three Months Ended June 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Other income (expenses), net	$(166)	$(105)	$(61)	58.1%	$(109)	$(58)	$(51)	87.9%
As a percentage of net revenues and financial income	(1.3)%	(1.1)%			(1.6)%	(1.1)%
For the six-month period ended June 30, 2025, the increase in other expense, net as compared to the same period in 2024 was primarily attributable to $80 million higher foreign exchange losses mainly due to our Argentine, Spanish and Uruguayan subsidiaries, partially offset by higher foreign exchange gains from our Brazilian and Mexican subsidiaries. This was partially offset by an increase of $17 million in interest income and other financial gains from financial investments not related to Mercado Pago’s operations as a result of higher cash levels invested (mainly in Brazil, Argentina and Other countries) and higher interest rates (mainly in Brazil and Other countries).
For the three-month period ended June 30, 2025, the increase in other expense, net as compared to the same period in 2024 was primarily attributable to $59 million higher foreign exchange losses mainly due to our Argentine, Spanish and Uruguayan subsidiaries, partially offset by higher foreign exchange gains from our Brazilian and Mexican subsidiaries.
46 | MercadoLibre, Inc.

Income tax
We are subject to federal and state income tax in the U.S., as well as foreign taxes in the multiple jurisdictions where we operate. Our tax obligations consist of current and deferred income taxes incurred in these jurisdictions. We account for income taxes following the liability method of accounting. A valuation allowance is recorded when, based on the available evidence, it is more likely than not that all or a portion of our deferred tax assets will not be realized. Therefore, our income tax expense consists of taxes currently payable, if any, plus the change in our deferred tax assets and liabilities as a result of the estimated effective tax rate, adjusted for discrete items that are accounted for in the relevant period.
The following table presents our income tax expense for the six and three-month periods ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change from 2024 to 2025		Three Months Ended June 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(in millions, except percentages)
Income tax expense	$405	$274	$131	47.8%	$193	$137	$56	40.9%
As a percentage of net revenues and financial income	3.2%	2.9%			2.8%	2.7%
During the six and three-month periods ended June 30, 2025 as compared to the same periods in 2024, income tax expense increased mainly as a result of higher income tax expense in Argentina due to higher taxable income in Argentina and higher income tax expense in the U.S. due to withholding tax on dividends. This increase was partially offset by lower income tax expense in Brazil in 2025 mainly driven by lower taxable income in Brazil explained by the growth in the credit card portfolio and the investment in free shipping initiatives.
The following table summarizes our estimated effective tax rates for the six and three-month periods ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024

Estimated effective tax rate	28.5%	23.8%	27.0%	20.5%
(1) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

Our estimated effective tax rate for the six and three-month periods ended June 30, 2025 increased as compared to the same periods in 2024, mainly as a result of lower deductions related to tax inflation adjustments in Argentina and higher permanent differences between tax base and accounting records on subsidiaries subject to withholding tax on dividends, partially offset by lower taxable foreign exchange gains accounted for in Argentina for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, the Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country.

Segment information

	Six Months Ended June 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net service revenues and financial income	$5,632	$2,418	$2,759	$475	$11,284
Net product revenues	923	310	150	58	1,441
Net revenues and financial income	6,555	2,728	2,909	533	12,725

Local operating expenses	(5,291)	(2,138)	(1,561)	(438)	(9,428)
Depreciation and amortization	(181)	(105)	(39)	(22)	(347)
Total segment costs	(5,472)	(2,243)	(1,600)	(460)	(9,775)
Direct contribution	$1,083	$485	$1,309	$73	$2,950
Margin	16.5%	17.8%	45.0%	13.7%	23.2%

47 | MercadoLibre, Inc.

	Six Months Ended June 30, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net service revenues and financial income	$4,805	$1,970	$1,406	$366	$8,547
Net product revenues	552	202	72	33	859
Net revenues and financial income	5,357	2,172	1,478	399	9,406

Local operating expenses	(3,976)	(1,667)	(838)	(332)	(6,813)
Depreciation and amortization	(144)	(87)	(35)	(20)	(286)
Total segment costs	(4,120)	(1,754)	(873)	(352)	(7,099)
Direct contribution	$1,237	$418	$605	$47	$2,307
Margin	23.1%	19.2%	40.9%	11.8%	24.5%

	Change from the Six Months Ended June 30, 2024 to June 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net service revenues and financial income
in U.S. Dollars	$827	$448	$1,353	$109	$2,737
in %	17.2%	22.7%	96.2%	29.8%	32.0%
Net product revenues
in U.S. Dollars	$371	$108	$78	$25	$582
in %	67.2%	53.5%	108.3%	75.8%	67.8%
Net revenues and financial income
in U.S. Dollars	$1,198	$556	$1,431	$134	$3,319
in %	22.4%	25.6%	96.8%	33.6%	35.3%
Local operating expenses
in U.S. Dollars	$(1,315)	$(471)	$(723)	$(106)	$(2,615)
in %	33.1%	28.3%	86.3%	31.9%	38.4%
Depreciation and amortization
in U.S. Dollars	$(37)	$(18)	$(4)	$(2)	$(61)
in %	25.7%	20.7%	11.4%	10.0%	21.3%
Total segment costs
in U.S. Dollars	$(1,352)	$(489)	$(727)	$(108)	$(2,676)
in %	32.8%	27.9%	83.3%	30.7%	37.7%
Direct contribution
in U.S. Dollars	$(154)	$67	$704	$26	$643
in %	(12.4)%	16.0%	116.4%	55.3%	27.9%
48 | MercadoLibre, Inc.

	Three Months Ended June 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$2,959	$1,311	$1,446	$248	$5,964
Net product revenues	514	195	81	36	826
Net revenues and financial income	3,473	1,506	1,527	284	6,790

Local operating expenses	(2,834)	(1,178)	(847)	(245)	(5,104)
Depreciation and amortization	(98)	(60)	(19)	(11)	(188)
Total segment costs	(2,932)	(1,238)	(866)	(256)	(5,292)
Direct contribution	$541	$268	$661	$28	$1,498
Margin	15.6%	17.8%	43.3%	9.9%	22.1%

	Three Months Ended June 30, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$2,489	$1,084	$816	$203	$4,592
Net product revenues	297	117	47	20	481
Net revenues and financial income	2,786	1,201	863	223	5,073

Local operating expenses	(2,039)	(964)	(464)	(187)	(3,654)
Depreciation and amortization	(71)	(43)	(18)	(10)	(142)
Total segment costs	(2,110)	(1,007)	(482)	(197)	(3,796)
Direct contribution	$676	$194	$381	$26	$1,277
Margin	24.3%	16.2%	44.1%	11.7%	25.2%
49 | MercadoLibre, Inc.

	Change from the Three Months Ended June 30, 2024 to June 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net service revenues and financial income
in U.S. Dollars	$470	$227	$630	$45	$1,372
in %	18.9%	20.9%	77.2%	22.2%	29.9%
Net product revenues
in U.S. Dollars	$217	$78	$34	$16	$345
in %	73.1%	66.7%	72.3%	80.0%	71.7%
Net revenues and financial income
in U.S. Dollars	$687	$305	$664	$61	$1,717
in %	24.7%	25.4%	76.9%	27.4%	33.8%
Local operating expenses
in U.S. Dollars	$(795)	$(214)	$(383)	$(58)	$(1,450)
in %	39.0%	22.2%	82.5%	31.0%	39.7%
Depreciation and amortization
in U.S. Dollars	$(27)	$(17)	$(1)	$(1)	$(46)
in %	38.0%	39.5%	5.6%	10.0%	32.4%
Total segment costs
in U.S. Dollars	$(822)	$(231)	$(384)	$(59)	$(1,496)
in %	39.0%	22.9%	79.7%	29.9%	39.4%
Direct contribution
in U.S. Dollars	$(135)	$74	$280	$2	$221
in %	(20.0)%	38.1%	73.5%	7.7%	17.3%
Net revenues and financial income
Net revenues and financial income for the six and three-month periods ended June 30, 2025 as compared to the same periods in 2024 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues and financial income."
Segment costs
Brazil
For the six-month period ended June 30, 2025, as compared to the same period in 2024, segment costs increased mainly driven by a: i) $824 million increase in cost of net revenues and financial expenses, mainly attributable to an increase in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales, sales taxes, other fintech costs mainly related to higher funding costs in connection with the growth of our lending business, hosting and site operation fees and collection fees as a consequence of the higher transactions volume of our Mercado Pago business; ii) $333 million increase in provision for doubtful accounts mainly related to our credit card, consumer and merchant credits product growth; and iii) $190 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, chargebacks and buyer protection program expenses.
For the three-month period ended June 30, 2025, as compared to the same period in 2024, segment costs increased mainly driven by a: i) $493 million increase in cost of net revenues and financial expenses, mainly attributable to an increase in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales, sales taxes, other fintech costs mainly related to higher funding costs in connection with the growth of our lending business, and hosting and site operation fees; ii) $173 million increase in provision for doubtful accounts mainly related to our credit card, consumer and merchant credits product growth; and iii) $137 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, buyer protection program expenses and chargebacks.
Mexico
For the six-month period ended June 30, 2025, as compared to the same period in 2024, segment costs increased mainly driven by a: i) $397 million increase in cost of net revenues and financial expenses, mainly attributable to increases in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales and collection fees due to higher Mercado Pago penetration; and ii) $70 million increase in provision for doubtful accounts mainly related to our credit card business growth.
50 | MercadoLibre, Inc.

For the three-month period ended June 30, 2025, as compared to the same period in 2024, segment costs increased mainly driven by a: i) $175 million increase in cost of net revenues and financial expenses, mainly attributable to increases in cost of goods sold as a consequence of an increase in first-party sales, shipping operating and carrier costs, and collection fees due to higher Mercado Pago penetration; ii) $25 million increase in provision for doubtful accounts mainly related to our credit card business growth; and iii) $25 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses.
Argentina
For the six-month period ended June 30, 2025, as compared to the same period in 2024, segment costs increased mainly driven by a: i) $537 million increase in cost of net revenues and financial expenses driven by an increase in shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration, sales taxes, other fintech costs mainly related to higher funding cost due to the growth of our credits business and cost of goods sold as a consequence of an increase in first-party sales; ii) $85 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, chargebacks and buyer protection program expenses; iii) $66 million increase in provision for doubtful accounts mainly related to our consumer product growth; and iv) $32 million increase in general and administrative expenses mainly related to higher withholding tax in connection with intercompany export services billing duties.
For the three-month period ended June 30, 2025, as compared to the same period in 2024, segment costs increased mainly driven by a: i) $275 million increase in cost of net revenues and financial expenses driven by an increase in shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration, sales taxes, other fintech costs mainly related to higher funding cost due to the growth of the credits business and cost of goods sold as a consequence of an increase in first-party sales; ii) $49 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses and chargebacks; iii) $41 million increase in provision for doubtful accounts mainly related to our consumer product growth; and iv) $19 million increase in general and administrative expenses mainly related to higher withholding tax in connection with intercompany export services billing duties.
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
We have funded Mercado Pago mainly by selling credit card receivables and through credit lines. Additionally, we have financed our Mercado Pago and lending businesses through the securitization of credit card receivables and certain loans through SPEs created in Brazil, Mexico, Chile and Argentina and sales of loans receivable in Mexico. Finally, we obtained funding through deposit certificates, financial bills, commercial notes and loans from banks in Brazil, and mainly through loans from banks and secured lines of credit in Mexico, Chile, Argentina and Uruguay. Refer to Note 12 – Loans payable and other financial liabilities and Note 13 – Securitization transactions of our unaudited interim condensed consolidated financial statements for further detail.
On September 27, 2024, we entered into a $400 million amended and restated revolving credit agreement (the “Amended and Restated Credit Agreement”). The interest rates under the Amended and Restated Credit Agreement are based on Term SOFR (“Secured Overnight Funding Rate”) plus an interest margin of 1.00% per annum, which may be decreased to 0.90% per annum or increased to 1.15% per annum depending on our debt rating, as further provided under the Amended and Restated Credit Agreement. We are also obligated to pay a commitment fee on the unused amounts of the facility at a rate per annum equal to 25% of the then Applicable Margin, depending on our debt rating, as further provided under the Amended and Restated Credit Agreement. As of June 30, 2025, no amounts had been borrowed under the facility. See Note 12 – Loans payable and other financial liabilities of our unaudited interim condensed consolidated financial statements for further detail.
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
We and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of our suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in our payment policy. Suppliers’ voluntary inclusion of invoices in the SFP does not change our payment terms, the amounts paid or liquidity. The supplier invoices that have been confirmed as valid under the program require payment in full according to the terms established in our payment policies (between 60 and 90 days). There are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial institution. We have no economic interest in a supplier’s decision to participate in the SFP and have no financial impact in connection with the SFP. As of June 30, 2025, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $474 million, and are included in the balance sheet within accounts payable and accrued expenses.
As of June 30, 2025, our main source of liquidity was $3,973 million of cash and cash equivalents and short-term investments, which excludes $3,669 million of restricted investments mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists of cash generated from operations and proceeds from loans.
As of June 30, 2025, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $11,688 million, or 90.5% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our cash and cash equivalents, restricted cash and cash equivalents and investments held outside U.S. amounted to 82.1% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil, Mexico and Argentina.
51 | MercadoLibre, Inc.

The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$3,948	$3,394
Investing activities	(3,067)	(3,551)
Financing activities	1,078	476
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	230	(344)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	$2,189	$(25)
Net cash provided by operating activities

	Six Months Ended June 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Net cash provided by:
Operating activities	$3,948	$3,394	$554	16.3%
Net cash provided by operating activities in the six-month period ended June 30, 2025 resulted mainly from our net income of $1,017 million, adjustments to net income related to non-cash items of $1,740 million and an increase in funds payable to customers of $1,636 million, partially offset by an increase in credit card receivables and other means of payments of $997 million. The $554 million increase in the net cash provided by operating activities in the six-month period ended June 30, 2025, as compared to the same period in 2024, is mainly explained by the increase of $670 million in the adjustments to net income related to non-cash items and the $170 million increase in funds payable to customers, partially offset by the $162 million decrease in the variation of other liabilities and the decrease of $165 million in amounts payable due to credit and debit card transactions.
Net cash used in investing activities

	Six Months Ended June 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Net cash used in:
Investing activities	$(3,067)	$(3,551)	$484	(13.6)%
Net cash used in investing activities in the six-month period ended June 30, 2025 resulted mainly from the use of $2,856 million related to changes on loans receivable due to loans granted to merchants and consumers, and Mercado Pago credit card utilization under our lending solution net of collections and $559 million in the investments of property and equipment, intangibles assets and intangibles assets at fair value (mainly related to our shipping network and information technology assets), partially offset by an increase of $354 million related to the net sale and maturity of investments. The $484 million decrease in net cash used in investing activities in the six-month period ended June 30, 2025, as compared to the same period in 2024, is mainly explained by the $1,578 million variation in cash flows from investments ($354 of cash inflows from net sales or maturity of investments in the six-month period ended June 30, 2025, compared to $1,224 of cash outflows from net purchases in the same period in 2024), partially offset by the $866 million increase in our loans receivables due to loans granted to merchants and consumers, and Mercado Pago credit card utilization under our lending solution net of collections and the $227 million increase in our investments of property and equipment, intangibles assets and intangibles assets at fair value.
52 | MercadoLibre, Inc.

Net cash provided by financing activities

	Six Months Ended June 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Net cash provided by:
Financing activities	$1,078	$476	$602	126.5%
For the six-month period ended June 30, 2025, our net cash provided by financing activities resulted primarily from $1,104 million provided by net loans payables and other financing liabilities, partially offset by $26 million used for the payments of finance lease obligations. The $602 million increase in net cash provided by financing activities in the six-month period ended June 30, 2025, as compared to the same period in 2024, is mainly explained by the increase of $601 million of the cash provided by net loans payables and other financing liabilities.
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
During 2024, we repurchased $27 million and $81 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid during 2024 for those repurchases amounted to $98 million. During the three-month period ended June 30, 2025, we repurchased $13 million in principal amount of the outstanding 2031 Notes. The total amount paid amounted to $12 million. See Note 12 – Loans payable and other financial liabilities of our unaudited interim condensed consolidated financial statements for further detail.
53 | MercadoLibre, Inc.

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
Summarized balance sheet information for the Obligor Group as of June 30, 2025 and December 31, 2024 is provided in the table below:

	June 30, 2025	December 31, 2024
	(In millions)
Current assets (1) (2)	$18,239	$15,510
Non-current assets (3)	5,221	3,849
Current liabilities (4)	18,358	14,935
Non-current liabilities	2,654	2,449
(1) Includes restricted cash and cash equivalents of $2,680 million and $940 million and guarantees in short-term investments of $3,656 million and $3,417 million as of June 30, 2025, and December 31, 2024, respectively.
(2) Includes Current assets with non-guarantor subsidiaries of $1,197 million and $2,520 million as of June 30, 2025, and December 31, 2024, respectively.
(3) Includes Non-current assets with non-guarantor subsidiaries of $235 million and $152 million as of June 30, 2025, and December 31, 2024, respectively.
(4) Includes Current liabilities with non-guarantor subsidiaries of $2,348 million and $2,749 million as of June 30, 2025, and December 31, 2024, respectively.
Summarized statement of income information for the Obligor Group for the six-month period ended June 30, 2025, is provided in the table below:

June 30, 2025
(In millions)
Net revenues and financial income (1)	$10,069
Gross profit (2)	4,144
Income from operations (3)	1,169
Net income (4)	715
(1) Includes net revenues and financial income from transactions with non-guarantor subsidiaries of $204 million for the six-month period ended June 30, 2025.
(2) Includes charges from transactions with non-guarantor subsidiaries of $344 million for the six-month period ended June 30, 2025.
(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $281 million for the six-month period ended June 30, 2025.
(4) Includes other income/ (expense), net from transactions with non-guarantor subsidiaries of $40 million gain for the six-month period ended June 30, 2025.
Capital expenditures
Our capital expenditures comprised of our investments in property and equipment (such as certain assets used in our fulfillment centers) and intangible assets (excluding digital assets) for the six-month periods ended June 30, 2025 and 2024 amounted to $543 million and $332 million, respectively.
During the six-month period ended June 30, 2025, we invested $212 million in information and technology assets in Brazil, Mexico and Argentina, and $290 million in our Argentine, Brazilian and Mexican shipping premises and offices.
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

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except percentages) (1)		(In millions, except percentages) (1)
Fintech monthly active users (2)	68	52	68	52
Unique active buyers (3)	90	73	71	57
Gross merchandise volume (4)	$28,588	$24,012	$15,258	$12,647
Number of items sold (5)	1,042	806	550	421
Total payment volume (6)	$122,905	$87,055	$64,602	$46,328
Acquiring total payments volume (7)	$84,682	$64,325	$44,365	$33,746
Total payment transactions (8)	6,951	5,093	3,607	2,675
NIMAL (9)	22.8%	31.4%	23.0%	31.1%
Capital expenditures	$543	$332	$287	$184
Depreciation and amortization	$371	$308	$199	$154
(1) Figures have been calculated using rounded amounts. Growth calculations based on this table may not total due to rounding.
(2) Fintech monthly active users is defined as Fintech payers and/or collectors as of June 30, 2025, that, during the last month of the reporting period, performed at least one of the following actions during such month: 1) made a debit or credit card payment, 2) made a QR code payment, 3) made an off-platform online payment using our checkout or link of payment solutions while logged in to our Mercado Pago fintech platform, 4) made an investment or employed any of our savings solutions, 5) purchased an insurance policy, 6) took out a loan through our lending solution, or 7) received the payment from a sale or transaction either on or off marketplace.
(3) Unique active buyers is defined as users that have performed at least one purchase on the Mercado Libre Marketplace during the reported period. From the second quarter of 2025 onwards, we have included food delivery transactions in the current indicator.
(4) Total U.S. dollar sum of all transactions completed through the Mercado Libre Marketplace, excluding Classifieds transactions. From the second quarter of 2025 onwards, we have included food delivery transactions in the current indicator.
(5) Number of items that were sold/purchased through the Mercado Libre Marketplace, excluding Classifieds items. From the second quarter of 2025 onwards, we have included food delivery transactions in the current indicator.
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
55 | MercadoLibre, Inc.

Non-GAAP Measures of Financial Performance
To supplement our unaudited interim condensed consolidated financial statements presented in accordance with U.S. GAAP, we present earnings before interest income and other financial gains, interest expense and other financial losses, foreign currency losses, net, income tax expense and depreciation and amortization (“Adjusted EBITDA”), net debt, foreign exchange (“FX”) neutral measures and Adjusted free cash flow and Net increase (decrease) in available cash, investments and digital assets as non-GAAP measures. Reconciliation of these non-GAAP financial measures to the most comparable U.S. GAAP financial measures can be found in the tables below.
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
The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Net income	$1,017	$875	$523	$531
Adjustments:
Depreciation and amortization	371	308	199	154
Interest income and other financial gains	(81)	(64)	(44)	(39)
Interest expense and other financial losses	75	77	36	39
Foreign currency losses, net	172	92	117	58
Income tax expense	405	274	193	137
Adjusted EBITDA	$1,959	$1,562	$1,024	$880
Net debt
We define net debt as total debt which includes current and non-current loans payable and other financial liabilities and current and non-current operating lease liabilities, less cash and cash equivalents (excluding cash and cash equivalents restricted due to management restriction policies) and digital assets, short-term investments and long-term investments, excluding time deposits and foreign government debt securities restricted and held in guarantee, securitization transactions and equity securities held at cost. We have included this non-GAAP financial measure because it is used by our Management to analyze our current leverage ratios and set targets to be met, which will also impact other components of the Company’s balance sheet, cash flows and income statement. Accordingly, we believe this measure provides useful information to investors and other market participants in showing the evolution of the Company’s indebtedness and its capability of repayment as a means to, alongside other measures, monitor our leverage based on widely-used measures.

56 | MercadoLibre, Inc.

The following table presents a reconciliation of net debt for each of the periods indicated:

	June 30, 2025	December 31, 2024
	(In millions)
Current Loans payable and other financial liabilities	$3,818	$2,828
Non-current Loans payable and other financial liabilities	3,484	2,887
Current Operating lease liabilities	344	241
Non-current Operating lease liabilities	1,333	894
Total debt	8,979	6,850
Less:
Cash and cash equivalents and digital assets (1)	2,880	2,428
Short-term investments (2)	965	1,051
Long-term investments (3)	1,304	1,124
Net debt	$3,830	$2,247
(1) Includes cash and cash equivalents (excluding cash and cash equivalents restricted due to management restriction policies) and digital assets. Figures as of December 31, 2024 were recast for consistency with the current presentation due to the changes explained in "Adjusted free cash flow".
(2) Excludes time deposits and foreign government debt securities restricted and held in guarantee.
(3) Excludes foreign government debt securities restricted, investments held in VIEs as a consequence of securitization transactions and equity securities held at cost.
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
57 | MercadoLibre, Inc.

The following table sets forth the FX neutral measures related to our reported results of the operations for the six and three-month periods ended June 30, 2025:

	Six Months Ended June 30,
	As reported		Percentage Change	FX Neutral Measures	As reported	Percentage Change
(Unaudited)	2025	2024		2025	2024
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$12,725	$9,406	35.3%	$14,857	$9,406	58.0%
Cost of net revenues and financial expenses	(6,860)	(5,017)	36.7%	(7,890)	(5,017)	57.3%
Gross profit	5,865	4,389	33.6%	6,967	4,389	58.7%

Operating expenses	(4,277)	(3,135)	36.4%	(4,908)	(3,135)	56.6%
Income from operations	$1,588	$1,254	26.6%	$2,059	$1,254	64.2%

	Three Months Ended June 30,
	As reported		Percentage Change	FX Neutral Measures	As reported	Percentage Change
(Unaudited)	2025	2024		2025	2024
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$6,790	$5,073	33.8%	$7,745	$5,073	52.7%
Cost of net revenues and financial expenses	(3,696)	(2,708)	36.5%	(4,148)	(2,708)	53.2%
Gross profit	3,094	2,365	30.8%	3,597	2,365	52.1%

Operating expenses	(2,269)	(1,639)	38.4%	(2,550)	(1,639)	55.6%
Income from operations	$825	$726	13.6%	$1,047	$726	44.2%

See Note 2 – Summary of significant accounting policies - Foreign currency translation - Argentine currency status and macroeconomic outlook and Argentine exchange regulations of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
58 | MercadoLibre, Inc.

Adjusted free cash flow and Net increase (decrease) in available cash, investments and digital assets
Adjusted free cash flow
Adjusted free cash flow represents cash from operating activities less the increase (decrease) in cash and cash equivalents and investments related to customer funds due to regulatory requirements and other restrictions and equity securities held at cost, investments in property and equipment and intangible assets, changes in loans receivable, net and net proceeds from/payments on loans payable and other financial liabilities related to our Fintech solutions, since we consider those liabilities as the working capital of the Fintech activities. As of June 30, 2025 we have also included increase (decrease) in cash and cash equivalents and investments restricted due to management restriction policies and digital assets as an adjustment in the calculation of our adjusted free cash flow. We consider adjusted free cash flow to be a measure of liquidity generation that provides useful information to management and investors since it shows how much cash the Company generates with its core activities that can be used for discretionary purposes and to repay its corporate and/or commerce debt. A limitation of the utility of adjusted free cash flow as a measure of liquidity generation is that it is a partial representation of the total increase or decrease in our available cash, investments and digital assets balance for the period. Therefore, we believe it is important to view the adjusted free cash flow measure only as a complement to our entire consolidated statements of cash flows.
Net increase (decrease) in available cash, investments and digital assets
Net increase (decrease) in available cash, investments and digital assets (effective June 30, 2025, our available funds include digital asset holdings) represents adjusted free cash flow less net proceeds from/payments on loans payable and other financial liabilities, related to our Commerce and corporate activities, payments of finance lease obligations, other investing and/or financing activities not considered above and the effect of exchange rates changes on available cash and investments. We consider Net increase (decrease) in available cash, investments and digital assets to be a measure of liquidity availability that provides useful information to management and investors after netting out all other debt and corporate payments and activities from the adjusted free cash flow.
The following table shows a reconciliation of Net cash provided by operating activities to Adjusted free cash flow and Net increase in available cash, investments and digital assets:

	Six Months Ended June 30,
	2025	2024 (3)
	(In millions)
Net cash provided by operating activities ("CFO")	$3,948	$3,394
Adjustments to reconcile CFO to Adjusted free cash flow (1)	109	47
Increase in cash and cash equivalents and investments related to customer funds due to regulatory requirements and other restrictions (including management restriction policies) and equity securities held at cost	(1,416)	(895)
Investments in property and equipment and intangible assets	(543)	(332)
Changes in loans receivable, net	(2,856)	(1,990)
Proceeds from loans payable and other financial liabilities related to our Fintech solutions, net	1,270	432
Adjusted free cash flow	512	656
Payments on/Proceeds from loans payable and other financial liabilities, related to our Commerce and Corporate activities, net	(192)	45
Other investing and/or financing activities	(6)	(6)
Effect of exchange rate changes on available cash and investments	232	(247)
Net increase in available cash, investments and digital assets	$546	$448

Available cash, investments and digital assets (2), at the beginning of the year	4,603	3,668
Available cash, investments and digital assets (2), at the end of the period	5,149	4,116

Net cash used in investing activities	(3,067)	(3,551)
Net cash provided by financing activities	1,078	476
(1) Includes accrued interest and financial income net of interest received from available and restricted investments, and results on digital assets.
(2) Includes cash and cash equivalents (excluding cash and cash equivalents restricted due to management restriction policies), short-term investments (excluding time deposits and foreign government debt securities restricted and held in guarantee) and long-term investments (excluding foreign government debt securities restricted, investments held in VIEs as a consequence of securitization transactions and equity securities held at cost) and digital assets.
(3) Recast for consistency with the current presentation due to the changes explained above.

59 | MercadoLibre, Inc.

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
We use foreign currency exchange forward contracts and currency swaps to protect our foreign currency exposure and our investment in a foreign subsidiary from changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements. We designate these contracts as cash flow, net investment and fair value hedges for accounting purposes. The derivatives’ gain or loss for cash flow and net investment hedges is initially reported as a component of accumulated other comprehensive loss. Cash flow hedges and net investment hedges are subsequently reclassified into the interim condensed consolidated statements of income in the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. The derivatives’ gain or loss for fair value hedges is reported in our interim condensed consolidated statements of income in the same line items as the change in the value of the hedged item due to the hedged risks.
As of June 30, 2025, we hold cash and cash equivalents, restricted cash and cash equivalents, short and long-term investments in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of June 30, 2025, the total cash and cash equivalents, restricted cash and cash equivalents denominated in foreign currencies totaled $6,093 million, short-term investments denominated in foreign currencies totaled $3,778 million, long-term investments denominated in foreign currencies totaled $637 million and accounts receivable, credit card receivables and other means of payment (including those presented within non-current other assets) and loans receivable in foreign currencies totaled $13,826 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of June 30, 2025, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $1,651 million and our U.S. dollar-denominated long-term investments totaled $751 million.
For the six and three-month periods ended June 30, 2025, we had a consolidated loss on foreign currency of $172 million and $117 million, respectively, mainly related to foreign exchange losses from our Argentine subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Other income (expenses), net” for more information.
60 | MercadoLibre, Inc.

Foreign currency sensitivity analysis
The table below shows the impact on our net revenues and financial income, cost of net revenues and financial expenses, operating expenses, other income (expenses), net, income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to at the moment of translating our financial statements to U.S. dollars for the six-month period ended June 30, 2025:

	(10)% (1)	Actual	10% (2)
	(In millions)
Net revenues and financial income	$14,137	$12,725	$11,570
Expenses (3)	(12,318)	(11,137)	(10,170)
Income from operations	1,819	1,588	1,400
Other income (expenses), net and income tax expense	(631)	(571)	(523)
Net Income	$1,188	$1,017	$877

Total Shareholders’ Equity	$6,370	$5,713	$5,176
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
Brazilian segment
Considering a hypothetical increase of 10% of the Brazilian Real exchange rate against the U.S. dollar on June 30, 2025, the reported net assets in our Brazilian subsidiaries would have decreased by approximately $345 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $58 million in our Brazilian subsidiaries.
Mexican segment
Considering a hypothetical increase of 10% of the Mexican Peso exchange rate against the U.S. dollar on June 30, 2025, the reported net assets in our Mexican subsidiaries would have decreased by approximately $198 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $43 million in our Mexican subsidiaries.
Argentine segment
In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018. Argentina’s inflation rate for the six-month periods ended June 30, 2025 and 2024 was 15.1% and 79.8%, respectively.
We use Argentina’s official exchange rate to account for transactions in our Argentine segment, which as of June 30, 2025 and December 31, 2024 was 1,205.00 and 1,032.00 Argentine Pesos, respectively, against the U.S. dollar. During the six-month periods ended June 30, 2025 and 2024 Argentina’s official exchange rate against the U.S. dollar increased 16.8% and 12.8%, respectively. The average exchange rate for the six-month periods ended June 30, 2025 and 2024 was 1,104.02 and 860.30, respectively, resulting in an increase of 28.3%.
Considering a hypothetical increase of 10% of the Argentine Peso exchange rate against the U.S. dollar on June 30, 2025, the effect on non-functional currency net asset position in our Argentine subsidiaries would have been a foreign exchange loss amounting to approximately $88 million in our Argentine subsidiaries.
See Note 2 – Summary of significant accounting policies - Foreign currency translation - Argentine currency status and Argentine exchange regulations” of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
61 | MercadoLibre, Inc.

Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our credit card receivables and on the financial debt that we use to fund Mercado Pago and lending’s operations. As of June 30, 2025, Credit card receivables and other means of payments, net totaled $6,629 million (includes $77 million presented within non-current other assets in the interim condensed consolidated balance sheets). Interest rate fluctuations could also impact interest earned through our lending solution. As of June 30, 2025, loans receivable net of the allowance for doubtful accounts from our lending solution totaled $6,884 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
As of June 30, 2025, our short-term investments amounted to $4,634 million and our long-term investments amounted to $1,388 million. Our short-term investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Note 3 – Fintech Regulations and Note 4 – Cash, cash equivalents, restricted cash and cash equivalents and investments of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.
Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of June 30, 2025, our Loans payable and other financial liabilities which accrue interest based on variable rates amounted to $5,269 million, while our Loans payable and other financial liabilities, which accrue interest based on fixed rates, amounted to $2,033 million. See Note 12 – Loans payable and other financial liabilities and Note 13 – Securitization transactions of our unaudited interim condensed consolidated financial statements for further detail. Considering a hypothetical increase of 100 basis points in the interest rates, the reported charge to the interim condensed consolidated statements of income for the six-month period ended June 30, 2025 would have increased by approximately $24 million with the impact in Cost of net revenues and financial expenses or in Interest expense and other financial losses. We have entered into swap and future contracts to hedge the interest rate fluctuation of $826 million notional amount, $709 million of which have been designated as hedging instruments. See Note 15 – Derivative instruments of our unaudited interim condensed consolidated financial statements for further detail on derivative instruments.
Equity price risk
Our Board, upon the recommendation of the compensation committee, approved the 2020, 2021, 2022, 2023, 2024 and 2025 Long Term Retention Programs (the “2020, 2021, 2022, 2023, 2024 and 2025 LTRPs,” respectively), under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years. In order to receive the full target award under the 2020, 2021, 2022, 2023, 2024 and/or 2025 LTRPs, each eligible employee must remain employed as of each applicable payment date. The 2020, 2021, 2022, 2023, 2024 and 2025 LTRP awards are payable as follows:
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
As of June 30, 2025, the total contractual obligation fair value of our outstanding LTRP Variable Payment obligation subject to equity price risk amounted to $973 million. As of June 30, 2025, the accrued liability related to the outstanding Variable Payment of the LTRP included in Salaries and social security payable in our consolidated balance sheet amounted to $114 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:
62 | MercadoLibre, Inc.

Change in equity price in percentage	As of June 30, 2025
	MercadoLibre, Inc Equity Price	2020, 2021, 2022, 2023, 2024 and 2025 LTRP Variable contractual obligation
	(In millions, except equity price)
40%	3,676.46	1,362
30%	3,413.85	1,265
20%	3,151.25	1,168
10%	2,888.64	1,071
Static (1)	2,626.04	973
(10)%	2,363.44	876
(20)%	2,100.83	779
(30)%	1,838.23	681
(40)%	1,575.62	584
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Financial Statements — Note 10 – Commitments and Contingencies — Litigation and Other Legal Matters.”
ITEM 1A. RISK FACTORS
As of June 30, 2025, there have been no material changes in our risk factors from those disclosed in the Company’s 2024 10-K.
63 | MercadoLibre, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (In millions)
April, 2025	—	—	—	Up to $_
May, 2025	—	—	—	Up to $_
June, 2025	—	—	—	Up to $_
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three-month period ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 6. EXHIBITS
The information set forth under “Exhibits Index” below is incorporated herein by reference.
64 | MercadoLibre, Inc.

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
4.3
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
			8-K	January 14, 2021
4.4	Form of Global Note representing the Registrant’s 2.375% Sustainability Notes due 2026.		8-K	January 14, 2021
4.5	Form of Global Note representing the Registrant’s 3.125% Notes due 2031.		8-K	January 14, 2021
4.6	Second Supplemental Indenture, dated October 27, 2021 among MP Agregador, S. de R.L. de C.V., MercadoLibre, Inc. and The Bank of New York Mellon, as Trustee.		10-K	February 23, 2022
4.7	Third Supplemental Indenture, dated May 2, 2025, among MPFS, S. de R.L. de C.V., MercadoLibre, Inc. and The Bank of New York Mellon, as Trustee.		10-Q	May 8, 2025
10.1	Form of MercadoLibre, Inc. Amended and Restated 2009 Equity Compensation Plan Restricted Stock Award Agreement.	*
22.1	List of Subsidiary Guarantors for the Registrant’s 2.375% Sustainability Notes due 2026 and 3.125% Notes due 2031.		10-Q	May 8, 2025
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.
*
104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.	*
65 | MercadoLibre, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: August 5, 2025.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Martín de los Santos
Martín de los Santos
Executive Vice President and Chief Financial Officer
66 | MercadoLibre, Inc.