Form 10-Q
period 2025-09-30
MERCADOLIBRE INC
filed 2025-10-30
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
50,697,182 shares of the issuer’s common stock, $0.001 par value, outstanding as of October 29, 2025.

MERCADOLIBRE, INC.

MercadoLibre, Inc. - Interim Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024
(In millions of U.S. dollars, except par value) (Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,582	$2,635
Restricted cash and cash equivalents	6,617	2,064
Short-term investments	3,715	4,485
Accounts receivable, net	298	255
Credit card receivables and other means of payments, net	6,648	5,288
Loans receivable, net of allowances of $2,762 and $1,630	7,810	4,716
Inventories	532	296
Other assets	593	403
Total current assets	28,795	20,142
Non-current assets:
Long-term investments	1,336	1,203
Loans receivable, net of allowances of $68 and $48	382	179
Property and equipment, net	2,058	1,380
Operating lease right-of-use assets	2,042	1,098
Goodwill	161	149
Intangible assets, net	38	12
Intangible assets at fair value	78	49
Deferred tax assets	1,376	802
Other assets	425	182
Total non-current assets	7,896	5,054
Total assets	$36,691	$25,196
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$4,053	$3,196
Funds payable to customers	10,567	6,954
Amounts payable due to credit and debit card transactions	2,943	1,923
Salaries and social security payable	840	727
Taxes payable	888	525
Loans payable and other financial liabilities	4,431	2,828
Operating lease liabilities	401	241
Other liabilities	399	209
Total current liabilities	24,522	16,603
Non-current liabilities:
Amounts payable due to credit and debit card transactions	116	41
Loans payable and other financial liabilities	3,409	2,887
Operating lease liabilities	1,636	894
Deferred tax liabilities	341	204
Other liabilities	449	216
Total non-current liabilities	5,951	4,242
Total liabilities	$30,473	$20,845
Commitments and contingencies (Note 10)
Equity
Common stock, $0.001 par value, 110,000,000 shares authorized, 50,697,182 and 50,697,375 shares issued and outstanding	$—	$—
Additional paid-in capital	1,771	1,770
Treasury stock, 225,931 and 225,474 shares	(312)	(311)
Retained earnings	5,250	3,812
Accumulated other comprehensive loss	(491)	(920)
Total equity	6,218	4,351
Total liabilities and equity	$36,691	$25,196
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
1 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Income
For the nine and three-month periods ended September 30, 2025 and 2024
(In millions of U.S. dollars, except for share data)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Net service revenues and financial income	$17,760	$13,307	$6,476	$4,760
Net product revenues	2,374	1,411	933	552
Net revenues and financial income	20,134	14,718	7,409	5,312
Cost of net revenues and financial expenses	(11,060)	(7,890)	(4,200)	(2,873)
Gross profit	9,074	6,828	3,209	2,439
Operating expenses:
Product and technology development	(1,685)	(1,422)	(567)	(504)
Sales and marketing	(2,183)	(1,555)	(833)	(566)
Provision for doubtful accounts	(2,108)	(1,331)	(815)	(507)
General and administrative	(786)	(709)	(270)	(305)
Total operating expenses	(6,762)	(5,017)	(2,485)	(1,882)
Income from operations	2,312	1,811	724	557

Other income (expenses):
Interest income and other financial gains	130	107	49	43
Interest expense and other financial losses	(110)	(117)	(35)	(40)
Foreign currency losses, net	(274)	(132)	(102)	(40)
Net income before income tax expense	2,058	1,669	636	520

Income tax expense	(620)	(397)	(215)	(123)
Net income	$1,438	$1,272	$421	$397

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per share
Basic net income available to shareholders per common share	$28.37	$25.09	$8.32	$7.83
Weighted average of outstanding common shares	50,697,338	50,697,442	50,697,265	50,697,438

Diluted earnings per share
Diluted net income available to shareholders per common share	$28.37	$25.09	$8.32	$7.83
Weighted average of outstanding common shares	50,697,344	50,697,442	50,697,284	50,697,438
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
2 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Comprehensive Income
For the nine and three-month periods ended September 30, 2025 and 2024
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,438	$1,272	$421	$397
Other comprehensive income (loss), net of income tax:
Currency translation adjustment	464	(350)	93	(52)
Unrealized gains on investments	5	5	1	5
Tax expense on unrealized gains on investments	(1)	(1)	—	(1)
Unrealized (losses) gains on hedging activities	(68)	9	(26)	(3)
Tax benefit (expense) on unrealized (losses) gains on hedging activities	17	(3)	6	1
Less: Reclassification adjustment for (losses) gains on hedging activities included in cost of net revenues and financial expenses, Product and technology development expenses, interest expense and other financial losses and foreign currency losses, net	(15)	1	(12)	3
Less: Reclassification adjustment for estimated tax benefit on unrealized gains (losses)	3	(1)	2	(2)
Total other comprehensive income (loss), net of income tax	429	(340)	84	(51)
Total comprehensive income	$1,867	$932	$505	$346
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
3 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Equity
For the nine and three-month periods ended September 30, 2025 and 2024
(In millions of U.S. dollars and share data)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2024	50	$—	$1,770	$(311)	$3,812	$(920)	$4,351
Net income	—	—	—	—	494	—	494
Other comprehensive income	—	—	—	—	—	159	159
Balance as of March 31, 2025	50	$—	$1,770	$(311)	$4,306	$(761)	$5,004
Net income	—	—	—	—	523	—	523
Other comprehensive income	—	—	—	—	—	186	186
Balance as of June 30, 2025	50	$—	$1,770	$(311)	$4,829	$(575)	$5,713
Stock-based compensation — restricted shares issued	—	—	1	—	—	—	1
Common Stock repurchased	—	—	—	(1)	—	—	(1)
Net income	—	—	—	—	421	—	421
Other comprehensive income	—	—	—	—	—	84	84
Balance as of September 30, 2025	50	$—	$1,771	$(312)	$5,250	$(491)	$6,218

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2023	50	$—	$1,770	$(310)	$1,901	$(290)	$3,071
Net income	—	—	—	—	344	—	344
Other comprehensive loss	—	—	—	—	—	(25)	(25)
Balance as of March 31, 2024	50	$—	$1,770	$(310)	$2,245	$(315)	$3,390
Common Stock repurchased	—	—	—	(1)	—	—	(1)
Net income	—	—	—	—	531	—	531
Other comprehensive loss	—	—	—	—	—	(264)	(264)
Balance as of June 30, 2024	50	$—	$1,770	$(311)	$2,776	$(579)	$3,656
Net income	—	—	—	—	397	—	397
Other comprehensive loss	—	—	—	—	—	(51)	(51)
Balance as of September 30, 2024	50	$—	$1,770	$(311)	$3,173	$(630)	$4,002

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
4 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2025 and 2024
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operations:
Net income	$1,438	$1,272
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized foreign currency losses, net	297	176
Depreciation and amortization	580	465
Accrued interest and financial income	(850)	(287)
Non cash interest expense and amortization of debt issuance costs and other charges	271	(33)
Provision for doubtful accounts	2,108	1,331
Provision for contingencies	71	111
Results on derivative instruments	96	(18)
Results on digital assets at fair value	(13)	(10)
Long term retention program (“LTRP”) accrued compensation	252	210
Deferred income taxes	(310)	(167)
Changes in assets and liabilities:
Accounts receivable	(44)	(94)
Credit card receivables and other means of payments	(1,059)	(1,421)
Inventories	(187)	(110)
Other assets	(234)	(270)
Payables and accrued expenses	718	957
Funds payable to customers	2,607	1,880
Amounts payable due to credit and debit card transactions	766	761
Other liabilities	256	202
Operating lease liabilities	(276)	(131)
Interest received from investments	420	170
Net cash provided by operating activities	6,907	4,994
Cash flows from investing activities:
Purchases of investments	(9,883)	(12,383)
Proceeds from sale and maturity of investments	11,242	10,089
Receipts from settlements of derivative instruments	3	18
Payments from settlements of derivative instruments	(38)	(12)
Changes in loans receivable, net	(4,586)	(3,316)
Investments in property and equipment, intangible assets and intangible assets at fair value	(916)	(555)
Net cash used in investing activities	(4,178)	(6,159)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	30,703	12,575
Payments on loans payable and other financing liabilities	(29,140)	(11,334)
Payments of finance lease liabilities	(40)	(38)
Common Stock repurchased	(1)	(1)
Net cash provided by financing activities	1,522	1,202
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	249	(407)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	4,500	(370)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	4,699	3,848
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$9,199	$3,478
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
5 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2025 and 2024
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Non-cash transactions:
Right-of-use assets obtained under operating leases	$974	$257
Property and equipment obtained under finance leases	9	13
Investments in intangible assets not paid	23	—
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
As of September 30, 2025, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre’s fintech platform, Mercado Pago, is present in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador.
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
Substantially all net revenues and financial income, cost of net revenues and financial expenses and operating expenses, are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill and operating lease right-of-use assets located in the foreign jurisdictions totaled $4,293 million and $2,632 million as of September 30, 2025 and December 31, 2024, respectively.
These unaudited interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of September 30, 2025 and December 31, 2024. These unaudited interim condensed consolidated financial statements include the Company’s consolidated statements of income, comprehensive income and equity for the nine and three-month periods ended September 30, 2025 and 2024 and statements of cash flows for the nine-month periods ended September 30, 2025 and 2024. These unaudited interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.
Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) (the “Company’s 2024 10-K”). The Company has evaluated all subsequent events through the date these unaudited interim condensed consolidated financial statements were issued. The interim condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see Note 2 to the financial statements in the Company’s 2024 10-K. During the nine-month period ended September 30, 2025, there were no material updates made to the Company’s significant accounting policies.
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

7 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Supplier finance programs
The Company and certain financial institutions participate in a supplier finance program that enables certain of the Company’s suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in the Company’s payment policy. As of September 30, 2025 and December 31, 2024, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $568 million and $425 million, respectively.
For further information related to Supplier Finance Programs please refer to Note 6 to the consolidated financial statements in the Company’s 2024 10-K.
Revenue recognition
Revenue recognition criteria for the services provided and goods sold by the Company are described in Note 2 to the consolidated financial statements in the Company’s 2024 10-K.
The aggregate gain included in “Financial services and income” revenues arising from financing transactions and sales of financial assets, net of the costs recognized on sale of credit card receivables, is $1,641 million and $572 million for the nine and three-month periods ended September 30, 2025, respectively, and $1,274 million and $439 million for the nine and three-month periods ended September 30, 2024, respectively.
Revenues recognized under ASC 606, Revenue from contracts with customers, amounted to $14,199 million and $5,205 million for the nine and three-month periods ended September 30, 2025, respectively, and $10,701 million and $3,895 million for the nine and three-month periods ended September 30, 2024, respectively. Revenues not recognized under ASC 606 amounted to $5,935 million and $2,204 million for the nine and three-month periods ended September 30, 2025, respectively, and $4,017 million and $1,417 million for the nine and three-month periods ended September 30, 2024, respectively.
Contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Accounts receivable and credit card receivables and other means of payments are presented net of allowance for doubtful accounts and chargebacks of $63 million and $42 million as of September 30, 2025 and December 31, 2024, respectively. See Note 5 – Loans receivable, Net of these unaudited interim condensed consolidated financial statements for information related to the allowance for doubtful accounts with respect to the Company’s loans receivable.
Contract liabilities from contracts with customers consist of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Contract liabilities from contracts with customers as of December 31, 2024 was $77 million, of which $75 million was recognized as revenue during the nine-month period ended September 30, 2025.
As of September 30, 2025, total contract liabilities from contracts with customers recognized within current other liabilities was $101 million, mainly due to fees related to classified advertising services billed, subscriptions and loyalty programs, shipping services and inventory sales that are expected to be recognized as revenue in the coming months.
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
Argentine currency status and macroeconomic outlook
As of July 1, 2018, the Company transitioned its Argentine operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company. Argentina’s inflation rate for the nine and three-month periods ended September 30, 2025 and 2024 was 22.0% and 6.0%, and 101.6% and 12.1%, respectively. Additionally, Argentina’s average inter-annual inflation rate for the nine and three-month periods ended September 30, 2025 was 48.8% and 34.0%.
8 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The Company uses Argentina’s official exchange rate to account for transactions in the Argentine segment, which as of September 30, 2025 and December 31, 2024 was 1,380.00 and 1,032.00 Argentine Pesos, respectively, against the U.S. dollar. During the nine-month periods ended September 30, 2025 and 2024, Argentina’s official exchange rate against the U.S. dollar increased 33.7% and 20.0%, respectively. The average exchange rate for the three-month periods ended September 30, 2025 and 2024 was 1,333.04 and 942.67, respectively, resulting in an increase of 41.4%. The average exchange rate for the nine-month periods ended September 30, 2025 and 2024 was 1,180.36 and 887.76, respectively, resulting in an increase of 33.0%.
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
On April 11, 2025, the Argentine government announced a series of measures aimed at easing regulations related to access to the foreign exchange market. Among other modifications, these measures include the establishment of floating bands (between 1,000 and 1,400 Argentine Pesos), which diverge 1% per month, within which the dollar exchange rate in the foreign exchange market may fluctuate, the elimination of foreign exchange restrictions applicable to individuals, the ability of companies to transfer dividends abroad to non-resident shareholders related to fiscal years beginning on or after January 1, 2025 and provide greater flexibility to make payments abroad for imports of goods and services.
On September 26, 2025, the CBA imposed a restriction that prohibits purchasing securities on the Argentina Stock Market that are to be settled in foreign currency for a period of 90 days following the purchase of foreign currency in the official exchange market. As of September 30, 2025, the spread between the official exchange rate and the Blue Chip Swap Rate was 11.7%.
Income taxes
Income taxes’ accounting policy is described in Note 2 to the consolidated financial statements in the Company’s 2024 10-K.
The Company’s consolidated estimated effective tax rate for the nine and three-month periods ended September 30, 2025, as compared to the same periods in 2024, increased from 23.8% and 23.7% to 30.1% and 33.8%, respectively, mainly as a result of lower deductions related to tax inflation adjustments in Argentina.
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
Knowledge-based economy promotional regime in Argentina
In August 2021, the Under Secretariat of Knowledge Economy issued the Disposition 316/2021 approving MercadoLibre S.R.L.’s application for eligibility under the knowledge-based economy promotional regime, established by the Law No. 27,506 and complemented by Argentina’s Executive Power Decree No. 1034/2020, Argentina’s Ministry of Productive Development’s Resolution No. 4/2021 and the Under Secretariat of Knowledge Economy’s Disposition No. 11/2021. Based on the promotional regime, companies that meet specified criteria shall be entitled to: i) a reduction of the income tax burden over the promoted activities for each fiscal year, ii) stability of the benefits established by the knowledge-based economy promotional regime, and iii) a tax credit bond on the Company’s contribution to the social security regime of every employee whose job is related to the promoted activities. On September 13, 2024, Argentina’s Secretariat of Entrepreneurs and Small and Medium Enterprises and Knowledge-Based Economy issued Resolution No. 267/2024, reducing the aggregate cap on base salaries used to calculate the tax credit bond to which companies that qualify for the regime are entitled; the tax credit bond represents 70% of the Company’s social security contributions for those employees whose jobs are related to the promoted activities, with a salary cap. MercadoLibre S.R.L. uses the tax credit bond to offset federal taxes.
As a result, the Company recorded an income tax benefit of $50 million and $13 million, and $6 million and $1 million, during the nine and three-month periods ended September 30, 2025 and 2024, respectively. The aggregate per share effect of the income tax benefit amounted to $0.99 and $0.27, and $0.13 and $0.03, for the nine and three-month periods ended September 30, 2025 and 2024, respectively. Furthermore, the Company recorded a social security benefit of $17 million and $3 million during the nine and three-month periods ended September 30, 2025, respectively, and $31 million during the nine-month period ended September 30, 2024. For the three-month period ended September 30, 2024, the Company recorded a social security benefit of $11 million and a negative adjustment of $12 million due to the retrospective impact of the aforementioned Resolution 267/2024.
9 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA permanently establishes key elements of the Tax Cuts and Jobs Act, and also introduces modifications to certain international tax provisions. These provisions have various effective dates, some of which extend into 2027. The Company has completed its preliminary assessment and has determined that the OBBBA will not have a material impact on the Company’s consolidated financial statements.
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
Earnings per share
For the nine and three-month periods ended September 30, 2025, the weighted average of outstanding common shares for the diluted earnings per share includes the effect of 6 and 19 incremental shares related to the Independent Director Restricted Stock Unit Award Agreement, respectively.
Recently Adopted Accounting Standards
As of the date of issuance of these unaudited interim condensed consolidated financial statements there were no accounting pronouncements recently adopted by the Company.
Recently issued accounting pronouncements not yet adopted
On December 14, 2023, the FASB issued the Accounting Standard Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information, requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The other amendments in this update improve the effectiveness and comparability of disclosures by adding disclosures of pretax income (or loss) and income tax expense (or benefit) and removing disclosures that no longer are considered cost beneficial or relevant. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis while retrospective application is permitted. The Company will adopt this guidance in the fourth quarter of 2025 and provide the new disclosures that the adoption of this accounting pronouncement requires.
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
10 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

On September 18, 2025, the FASB issued the ASU 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” The amendments in this update remove all references to software development methods (prescriptive and sequential software development stages (referred to as “project stages”)) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The amendment specifies that the property, plant and equipment disclosure requirements under ASC 360-10 apply to all capitalized software costs accounted for under ASC 350-40, regardless of how the costs are presented in the financial statements. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments can be applied on a prospective transition approach, a modified transition approach (based on the status of the project and whether software costs were capitalized before the date of adoption), or a retrospective transition approach. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its consolidated financial statements.
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
Argentina
On February 25, 2025, the Argentinian National Securities Commission (“CNV” according to its Spanish acronym) approved the registration of Mercado Pago Inversiones S.R.L. (“MPY”) as a Comprehensive Investment Fund Placement and Distribution Agent (ACDI). In addition, on the same day, the CNV approved the request made by Mercado Pago Asset Management S.A. (“MPA”) to replace Industrial Asset Management S.A. as management agent of “Mercado Fondo.”
Starting June 1, 2025, MPA took over from Industrial Asset Management S.A. as the management agent of “Mercado Fondo” mutual fund. In addition, starting June 2025, users who previously invested in “Mercado Fondo” investment fund through Banco Industrial S.A. started to invest through MPY. As of September 30, 2025, the assets under administration of MPA related to mutual funds amount to $3,477 million.
On September 30, 2025, MPA obtained the authorization of the CNV to convert its mutual fund “Mercado Fondo Ahorro” from a money market fund into a fixed income fund. Furthermore, on October 14, 2025, MPA was authorized to launch three new mutual funds, broadening its range of investment products: Mercado Fondo Acciones (variable income), Mercado Fondo Performance (mixed income) and Mercado Fondo International (fixed income in USD).
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
On August 6, 2025, Mercado Pago Operadora S.A. submitted an additional request to the CMF for approval of the enhancement of the existing Prepaid Card Issuer License. The proposed upgrade entails the conversion of the current license into a consolidated Prepaid Card and Credit Card Issuer License. As of the date of this filing, this additional request is pending approval.
Uruguay
In August 2025, Mercado Pago Uruguay S.R.L. filed an application with the Central Bank of Uruguay to offer interest-bearing accounts, through a partner. As of the date of this filing, Mercado Pago Uruguay S.R.L. has provided all requested information. The authorization is pending approval by the Central Bank of Uruguay.
11 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Bermuda
On July 17, 2025, the Bermuda Monetary Authority (“BMA”) granted Meli ISAC Ltd. and Meli ISA Ltd., two Bermudian subsidiaries of the Company, a Digital Asset Business license application to issue the Company’s stablecoin, Meli Dólar, which was conditional upon satisfying certain pre-commencement requirements that were completed in August 2025. Therefore, on August 18, 2025, the BMA issued the corresponding Class M Digital Asset Business licenses, thus authorizing Meli ISAC Ltd. to issue, sell or redeem digital assets, and authorizing Meli ISA Ltd. to operate as a digital assets service vendor.
On September 22, 2025, the migration of the Meli Dólar business from Uruguay to Bermuda was successfully completed under the Class M Digital Asset Business licenses and operations under this new regulatory framework commenced.
12 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 4. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS

The composition of cash, cash equivalents, restricted cash and cash equivalents, short-term and long-term investments is as follows:

	September 30, 2025	December 31, 2024
	(In millions)
Cash in bank accounts	$1,320	$1,725
Money market	684	572
Time deposits	578	334
Foreign government debt securities	—	4
Total cash and cash equivalents	2,582	2,635
Securitization transactions (1)	408	492
Foreign government debt securities (Central Bank of Brazil mandatory guarantee)	—	469
Cash in bank accounts (Central Bank of Brazil mandatory guarantee)	4,964	—
Cash in bank accounts (Argentine Central Bank mandatory guarantee)	308	471
Cash in bank accounts (Mexican National Banking and Securities Commission mandatory guarantee)	19	149
Time deposits (Mexican National Banking and Securities Commission mandatory guarantee)	591	297
Cash in bank accounts (Chilean Commission for the Financial Market mandatory guarantee)	222	130
Time deposits (Chilean Commission for the Financial Market mandatory guarantee)	35	39
Money market (Secured lines of credit guarantee)	—	14
Time deposits (Central Bank of Uruguay mandatory guarantee)	—	3
Money market (Central Bank of Uruguay mandatory guarantee)	1	—
Foreign government debt securities (Central Bank of Uruguay mandatory guarantee)	4	—
Money market (held for Meli Dólar holders)	65	—
Total restricted cash and cash equivalents	6,617	2,064
Total cash, cash equivalents, restricted cash and cash equivalents (2)	$9,199	$4,699
U.S. government debt securities	$1,169	$619
Foreign government debt securities (3)	2,165	3,619
Time deposits (4)	316	160
Corporate debt securities (5)	65	87
Total short-term investments	$3,715	$4,485
U.S. government debt securities	$333	$468
Foreign government debt securities (5) (6)	695	483
Securitization transactions (1) (7)	8	12
Corporate debt securities	228	175
Equity securities held at cost	72	65
Total long-term investments	$1,336	$1,203
(1) Cash, cash equivalents and investments from securitization transactions are restricted to the payment of amounts due to third-party investors.
(2) Cash, cash equivalents, restricted cash and cash equivalents as reported in the interim condensed consolidated statements of cash flows.
(3) As of September 30, 2025 and December 31, 2024, includes $2,128 million and $3,370 million, respectively, considered restricted due to the Central Bank of Brazil's mandatory guarantee. Also, December 31, 2024, includes $5 million considered restricted, that guarantees a line of credit. As of September 30, 2025 and December 31, 2024, includes $14 million and $17 million, respectively, considered restricted due to the Central Bank of Uruguay’s mandatory guarantee.
(4) As of September 30, 2025 and December 31, 2024, includes $77 million and $42 million, respectively, of collateral as part of credit card scheme arrangement rules in Brazil, and is considered restricted.
(5) Includes investments held by a consolidated VIE, in which the Company has determined that it has both the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits. As of September 30, 2025 and December 31, 2024, includes $400 million and $337 million of foreign government debt securities, respectively. Also, as of December 31, 2024, includes $1 million of corporate debt securities.
(6) As of September 30, 2025 and December 31, 2024, includes $7 million and $2 million, respectively, of foreign government debt securities considered restricted due to the Brazilian stock market's mandatory guarantee to operate with futures contracts.
(7) Corresponds to foreign government debt securities.
13 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 5. LOANS RECEIVABLE, NET
The Company classifies loans receivable as “Merchant,” “Consumer,” “Credit cards” and “Asset-backed.” As of September 30, 2025 and December 31, 2024, the components of current and non-current Loans receivable, net were as follows:

	September 30, 2025
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
Merchant	$1,877	$(668)	$1,209
Consumer	4,088	(1,114)	2,974
Credit cards	4,803	(1,032)	3,771
Asset-backed	254	(16)	238
Total	$11,022	$(2,830)	$8,192

	December 31, 2024
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
Merchant	$1,205	$(417)	$788
Consumer	2,591	(696)	1,895
Credit cards	2,639	(557)	2,082
Asset-backed	138	(8)	130
Total	$6,573	$(1,678)	$4,895
The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $2,859 million and $1,708 million as of September 30, 2025 and December 31, 2024, respectively, which includes $29 million and $30 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the interim condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the Company is exposed to off-balance sheet unused agreed loan commitment on credit cards portfolio which expose the Company to credit risks for $6,595 million and $2,872 million, respectively. For the nine and three-month periods ended September 30, 2025, the Company recognized in Provision for doubtful accounts a gain of $5 million and a loss of $7 million as expected credit losses, and a loss of $9 million and $5 million for the nine and three-month periods ended September 30, 2024, respectively.
From time to time, the Company sells loans receivable related to its lending solution. In this regard, during 2024, the Company signed a contract with a third party to sell an amount up to $100 million of its loans receivable, as part of its funding strategy. These loans were originated by its Mexican subsidiary and provided to local users. This transaction was accounted for as a true sale and the Company has a continuing involvement related to a servicing fee charged to the purchaser for collection services and regarding a beneficial interest retained by the Company over the transferred assets. Such involvements did not preclude the fact that this operation qualified as a true sale because the purchaser had full control over the transferred assets. During the nine-month period ended September 30, 2025 the Company sold $52 million of loans receivable and recorded a gain of $1 million, related to the aforementioned contract. As of December 31, 2024, the Company sold $44 million of loans receivable and no gains or losses were recorded in the nine and three-month periods ended September 30, 2024.
14 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following tables summarize the allowance for doubtful accounts activity during the nine-month periods ended September 30, 2025 and 2024:

	September 30, 2025
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$417	$696	$557	$8	$1,678
Net charged to Net Income	502	847	733	10	2,092
Currency translation adjustments	64	88	111	2	265
Write-offs (1)	(315)	(517)	(369)	(4)	(1,205)
Balance at end of period	$668	$1,114	$1,032	$16	$2,830

	September 30, 2024
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$256	$591	$236	$1	$1,084
Net charged to Net Income	328	569	406	6	1,309
Currency translation adjustments	(20)	(37)	(39)	—	(96)
Write-offs (1)	(171)	(398)	(116)	—	(685)
Balance at end of period	$393	$725	$487	$7	$1,612
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
The amortized cost of the loans receivable classified by the Company’s credit quality internal indicator was as follows:

	September 30, 2025	December 31, 2024
	(In millions)
1-14 days past due	$319	$125
15-30 days past due	217	146
31-60 days past due	281	175
61-90 days past due	254	167
91-120 days past due	259	178
121-150 days past due	227	155
151-180 days past due	236	138
181-210 days past due	222	129
211-240 days past due	238	118
241-270 days past due	211	121
271-300 days past due	183	109
301-330 days past due	191	112
331-360 days past due	168	90
Total past due	3,006	1,763
To become due	8,016	4,810
Total	$11,022	$6,573
15 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

As of September 30, 2025 and December 31, 2024, renegotiations represented 1.7% and 1.4% of the loans receivable portfolio, respectively.
NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets
The composition of goodwill and intangible assets is as follows:

	September 30, 2025	December 31, 2024
	(In millions)
Goodwill	$161	$149
Intangible assets with indefinite lives
Trademarks	4	4
Amortizable intangible assets
Naming rights	31	—
Licenses and others	19	18
Non-compete agreements	3	3
Customer lists	15	14
Trademarks	7	7
Hubs network	4	3
Others	3	3
Total intangible assets	86	52
Accumulated amortization	(48)	(40)
Total intangible assets, net	$38	$12

Goodwill
The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2025 and the year ended December 31, 2024 are as follows:

	Nine Months Ended September 30, 2025
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$56	$39	$14	$33	$5	$2	$149
Currency translation adjustments	8	4	—	—	—	—	12
Balance, end of the period	$64	$43	$14	$33	$5	$2	$161

	Year Ended December 31, 2024
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$64	$44	$10	$37	$6	$2	$163
Business acquisitions	6	2	4	—	—	—	12
Currency translation adjustments	(14)	(7)	—	(4)	(1)	—	(26)
Balance, end of the year	$56	$39	$14	$33	$5	$2	$149
16 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Intangible assets with finite useful life
Intangible assets with finite useful life are comprised of naming rights, customer lists, non-compete and non-solicitation agreements, hubs network, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets for the nine-month periods ended September 30, 2025 and 2024 amounted to $6 million and $4 million, respectively, while aggregate amortization expense for intangible assets totaled $2 million and $2 million for the three-month periods ended September 30, 2025 and 2024, respectively.
The following table summarizes the remaining amortization of intangible assets (in millions) with finite useful life as of September 30, 2025:

For year to be ended December 31, 2025	$4
For year to be ended December 31, 2026	8
For year to be ended December 31, 2027	7
For year to be ended December 31, 2028	7
Thereafter	8
$34
NOTE 7. INTANGIBLE ASSETS AT FAIR VALUE
The following tables present the digital assets name, cost basis, fair value, and number of units for each significant digital asset holding as of September 30, 2025 and December 31, 2024:

Digital asset name	September 30, 2025
	Cost basis (1)	Fair value	Number of units held
	(In millions, except for number of units held)
Bitcoin	$22	$65	570.4
Ether	3	13	3,050.3

Digital asset name	December 31, 2024
	Cost basis (1)	Fair value	Number of units held
	(In millions, except for number of units held)
Bitcoin	$6	$39	412.7
Ether	3	10	3,049.8
(1) Cost basis of the digital assets is net of $21 million of impairment losses recognized prior to the adoption of ASU 2023-08.
As of October 30, 2025, the Company sold all of its holding of Bitcoin and 3,021.55 units of Ether for a total amount of $74 million.

NOTE 8. SEGMENTS
The Company manages the business country-by-country to understand and focus on the specific needs and opportunities in those markets. The Company’s chief executive officer is responsible for allocating resources and assessing performance and is therefore its chief operating decision maker (“CODM”). The Company’s segments include Brazil, Mexico, Argentina and other countries (which includes Bermuda, Chile, China, Colombia, Costa Rica, Ecuador, Peru, Uruguay and the U.S.).
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
17 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following tables summarize the financial performance of the Company’s reporting segments:

	Nine Months Ended September 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$9,006	$3,878	$4,130	$746	$17,760
Net product revenues	1,558	501	220	95	2,374
Net revenues and financial income	10,564	4,379	4,350	841	20,134

Local operating expenses	(8,730)	(3,417)	(2,409)	(690)	(15,246)
Depreciation and amortization	(276)	(172)	(60)	(35)	(543)
Total segment costs	(9,006)	(3,589)	(2,469)	(725)	(15,789)
Direct contribution	1,558	790	1,881	116	4,345
Operating expenses and indirect costs of net revenues and financial expenses					(2,033)
Income from operations					2,312
Other income (expenses):
Interest income and other financial gains					130
Interest expense and other financial losses					(110)
Foreign currency losses, net					(274)
Net income before income tax expense					$2,058

	Nine Months Ended September 30, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$7,353	$3,000	$2,385	$569	$13,307
Net product revenues	917	317	126	51	1,411
Net revenues and financial income	8,270	3,317	2,511	620	14,718

Local operating expenses	(6,310)	(2,581)	(1,395)	(511)	(10,797)
Depreciation and amortization	(218)	(126)	(54)	(32)	(430)
Total segment costs	(6,528)	(2,707)	(1,449)	(543)	(11,227)
Direct contribution	1,742	610	1,062	77	3,491
Operating expenses and indirect costs of net revenues and financial expenses					(1,680)
Income from operations					1,811
Other income (expenses):
Interest income and other financial gains					107
Interest expense and other financial losses					(117)
Foreign currency losses, net					(132)
Net income before income tax expense					$1,669
18 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Three Months Ended September 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$3,374	$1,460	$1,371	$271	$6,476
Net product revenues	635	191	70	37	933
Net revenues and financial income	4,009	1,651	1,441	308	7,409

Local operating expenses	(3,439)	(1,279)	(848)	(252)	(5,818)
Depreciation and amortization	(95)	(67)	(21)	(13)	(196)
Total segment costs	(3,534)	(1,346)	(869)	(265)	(6,014)
Direct contribution	475	305	572	43	1,395
Operating expenses and indirect costs of net revenues and financial expenses					(671)
Income from operations					724
Other income (expenses):
Interest income and other financial gains					49
Interest expense and other financial losses					(35)
Foreign currency losses, net					(102)
Net income before income tax expense					$636

	Three Months Ended September 30, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$2,548	$1,030	$979	$203	$4,760
Net product revenues	365	115	54	18	552
Net revenues and financial income	2,913	1,145	1,033	221	5,312

Local operating expenses	(2,334)	(914)	(557)	(179)	(3,984)
Depreciation and amortization	(74)	(39)	(19)	(12)	(144)
Total segment costs	(2,408)	(953)	(576)	(191)	(4,128)
Direct contribution	505	192	457	30	1,184
Operating expenses and indirect costs of net revenues and financial expenses					(627)
Income from operations					557
Other income (expenses):
Interest income and other financial gains					43
Interest expense and other financial losses					(40)
Foreign currency losses, net					(40)
Net income before income tax expense					$520

19 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes net revenues and financial income per reporting segment, which have been disaggregated by similar products and services for the nine and three-month periods ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	Brazil		Mexico		Argentina		Other Countries (6)		Total
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
	(In millions)
Commerce services (1)	$4,876	$4,176	$2,334	$1,864	$1,272	$795	$505	$396	$8,987	$7,231
Commerce product sales (2)	1,536	897	485	306	217	123	91	48	2,329	1,374
Total commerce revenues	6,412	5,073	2,819	2,170	1,489	918	596	444	11,316	8,605
Financial services and income (3)	1,997	1,793	599	398	1,938	1,165	232	165	4,766	3,521
Credit revenues (4)	2,133	1,384	945	738	920	425	9	8	4,007	2,555
Fintech product sales (5)	22	20	16	11	3	3	4	3	45	37
Total fintech revenues	4,152	3,197	1,560	1,147	2,861	1,593	245	176	8,818	6,113
Total net revenues and financial income	$10,564	$8,270	$4,379	$3,317	$4,350	$2,511	$841	$620	$20,134	$14,718

	Three Months Ended September 30,
	Brazil		Mexico		Argentina		Other Countries (6)		Total
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
	(In millions)
Commerce services (1)	$1,789	$1,452	$864	$647	$426	$358	$179	$144	$3,258	$2,601
Commerce product sales (2)	627	357	185	111	69	53	35	17	916	538
Total commerce revenues	2,416	1,809	1,049	758	495	411	214	161	4,174	3,139
Financial services and income (3)	746	597	233	137	616	458	88	57	1,683	1,249
Credit revenues (4)	839	499	363	246	329	163	4	2	1,535	910
Fintech product sales (5)	8	8	6	4	1	1	2	1	17	14
Total fintech revenues	1,593	1,104	602	387	946	622	94	60	3,235	2,173
Total net revenues and financial income	$4,009	$2,913	$1,651	$1,145	$1,441	$1,033	$308	$221	$7,409	$5,312
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
(6) Revenues from external customers in the U.S. amounted to $33 million and $13 million for the nine and three-month periods ended September 30, 2025, respectively, and $24 million and $11 million for the nine and three-month periods ended September 30, 2024, respectively.
20 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the allocation of property and equipment, net based on geography:

	September 30, 2025
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Property and equipment	$1,486	$1,145	$521	$10	$220	$3,382
Accumulated depreciation	(614)	(356)	(237)	(7)	(110)	(1,324)
Total property and equipment, net	$872	$789	$284	$3	$110	$2,058

	December 31, 2024
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Property and equipment	$1,078	$713	$434	$10	$178	$2,413
Accumulated depreciation	(497)	(239)	(199)	(6)	(92)	(1,033)
Total property and equipment, net	$581	$474	$235	$4	$86	$1,380
The following table summarizes the allocation of the operating lease right-of-use assets based on geography:

	September 30, 2025
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Right of use asset	$1,091	$1,194	$133	$4	$145	$2,567
Accumulated amortization	(231)	(206)	(41)	(1)	(46)	(525)
Total right of use asset, net	$860	$988	$92	$3	$99	$2,042

	December 31, 2024
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Right of use asset	$618	$616	$76	$4	$115	$1,429
Accumulated amortization	(139)	(116)	(36)	(1)	(39)	(331)
Total right of use asset, net	$479	$500	$40	$3	$76	$1,098
The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	September 30, 2025
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Intangible assets at fair value	$—	$—	$—	$78	$—	$78
Goodwill and intangible assets	105	48	23	—	71	247
Accumulated amortization	(10)	(5)	(8)	—	(25)	(48)
Total goodwill and intangible assets, net	$95	$43	$15	$78	$46	$277
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
22 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 9. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	Balances as of September 30, 2025	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)	Balances as of December 31, 2024	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
	(In millions)
Cash and Cash Equivalents:
Money Market	$684	$684	$—	$—	$572	$572	$—	$—
Foreign government debt securities (1)	—	—	—	—	4	4	—	—
Restricted Cash and Cash Equivalents:
Money Market (2)	355	355	—	—	297	297	—	—
Foreign government debt securities (1)	4	4	—	—	469	469	—	—
Investments:
U.S. government debt securities (1)	1,502	1,502	—	—	1,087	1,087	—	—
Foreign government debt securities (1) (3)	2,868	2,868	—	—	4,114	4,114	—	—
Corporate debt securities	293	293	—	—	262	262	—	—
Other Assets:
Derivative Instruments	39	—	39	—	58	—	58	—
Intangible assets at fair value	78	78	—	—	49	49	—	—
Total Assets	$5,823	$5,784	$39	$—	$6,912	$6,854	$58	$—
Salaries and social security payable:
Long-term retention program	$151	$—	$151	$—	$163	$—	$163	$—
Other Liabilities:
Meli Dólar liability (1)	60	—	60	—	31	—	31	—
Derivative Instruments	129	—	129	—	31	—	31	—
Contingent consideration	4	—	—	4	4	—	—	4
Total Liabilities	$344	$—	$340	$4	$229	$—	$225	$4
(1) Measured at fair value with impact on the statement of income for the application of the fair value option. (See Note 2 – Summary of significant accounting policies – Fair value option applied to certain financial instruments).
(2) As of September 30, 2025 and December 31, 2024, includes $289 million and $283 million, respectively, of money market funds from securitization transactions. (See Note 4 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
(3) As of September 30, 2025 and December 31, 2024, includes $8 million and $12 million, respectively, of investments from securitization transactions. (See Note 4 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
23 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The Company’s assets and liabilities measured and recorded at fair value on a recurring basis were valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions. The unobservable inputs of the fair value of contingent considerations classified as Level 3 refer to the amounts to be paid according to the agreement of an acquisition, the likelihood of achievement of the targets included in that arrangement (expected to be 100%), and the Company’s historical experience with similar arrangements. Reasonable variation on those unobservable inputs would not significantly change the fair value of those instruments. As of September 30, 2025 and December 31, 2024, the Company had not changed the methodology nor the assumptions used to estimate the fair value of the financial instruments.
There were no transfers to and from Levels 1, 2 and 3 during the nine-month period ended September 30, 2025, nor during the year ended December 31, 2024.
The Company’s election of the fair value option applies to: i) foreign government debt securities, ii) U.S. government debt securities and iii) Meli Dólar liability. The Company recognized fair value changes of foreign and U.S. government debt securities, which include the related interest income of those instruments, in net service revenues and financial income if it is related to Mercado Pago’s operations or in interest income and other financial gains if not. Such fair value changes and interest income amount to gains of $381 million and $120 million, and $224 million and $83 million in net service revenues and financial income for the nine and three-month periods ended September 30, 2025 and 2024, respectively, and $64 million and $22 million, and $40 million and $18 million in interest income and other financial gains for the nine and three-month periods ended September 30, 2025 and 2024, respectively. The Meli Dólar liability has not presented changes in its fair value for the nine-month periods ended September 30, 2025 and 2024.
As of September 30, 2025 and December 31, 2024, the cost of the Company’s investment in corporate debt securities classified as available for sale amounted to $288 million and $259 million, respectively, and the estimated fair value amounted to $293 million and $262 million, respectively. The cost of these securities is determined under a specific identification basis. As of September 30, 2025 and December 31, 2024 the gross unrealized gains accumulated amounted to $5 million and $3 million, respectively. For the nine and three-month periods ended September 30, 2025 and 2024, the proceeds from sales of corporate debt securities amounted to $43 million, $6 million and $12 million and $9 million, respectively.
The following table summarizes the net carrying amount of the corporate debt securities classified as available for sale, classified by its contractual maturities:

	September 30, 2025	December 31, 2024
	(In millions)
One year or less	$65	$87
One year to two years	46	45
Two years to three years	76	21
Three years to four years	85	63
Four years to five years	21	46
Total available for sale investments	$293	$262
The following table summarizes the net carrying amount of the debt securities not classified as available for sale (U.S. and foreign government debt securities), classified by its contractual maturities or Management’s expectation to convert the investments into cash:

	September 30, 2025	December 31, 2024
	(In millions)
One year or less	$3,338	$4,711
One year to two years	361	475
Two years to three years	115	152
Three years to four years	377	231
Four years to five years	85	104
More than five years	98	1
Total debt securities not classified as available for sale	$4,374	$5,674
24 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Financial assets and liabilities not measured and recorded at fair value
The following table summarizes the estimated fair value of the financial assets and liabilities of the Company not measured at fair value as of September 30, 2025 and December 31, 2024:

	Balances as of September 30, 2025	Estimated fair value as of September 30, 2025	Balances as of December 31, 2024	Estimated fair value as of December 31, 2024
	(In millions)
Cash and cash equivalents	$1,898	$1,898	$2,059	$2,059
Restricted cash and cash equivalents	6,258	6,258	1,298	1,298
Investments	316	316	160	160
Accounts receivables, net	298	298	255	255
Credit card receivables and other means of payment, net	6,648	6,648	5,288	5,288
Loans receivable, net	8,192	8,054	4,895	4,840
Other assets	201	201	114	114
Total Assets	$23,811	$23,673	$14,069	$14,014
Accounts payable and accrued expenses	$4,053	$4,053	$3,196	$3,196
Funds payable to customers	10,567	10,567	6,954	6,954
Amounts payable due to credit and debit card transactions	3,059	3,059	1,964	1,964
Salaries and social security payable	689	689	564	564
Loans payable and other financial liabilities	7,728	7,687	5,593	5,499
Other liabilities	4	4	356	356
Total Liabilities	$26,100	$26,059	$18,627	$18,533
As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s financial assets with determinable fair value (except for loans receivable) not measured at fair value approximated their fair value mainly because of their short-term maturity or because the effective interest rates are not materially different from market interest rates. If these financial assets were measured at fair value in the financial statements, cash and cash equivalents and restricted cash and cash equivalents would be classified as Level 1 (where cost and fair value are aligned) and the remaining financial assets would be classified as Level 2. The estimated fair value of the loans receivable would be classified as Level 3 based on the Company’s assumptions.
As of September 30, 2025 and December 31, 2024, the carrying value of the Company’s financial liabilities (except for the 3.125% Notes due 2031 (the “2031 Notes”) and the 2.375% Sustainability Senior Notes Due 2026 (the "2026 Notes") as of December 31, 2024) not measured at fair value approximated their fair value mainly because of their short-term maturity or because the effective interest rates are not materially different from market interest rates. If these financial liabilities were measured at fair value in the financial statements, these would be classified as Level 2. As of September 30, 2025 and December 31, 2024, the estimated fair value of the 2031 Notes would be $496 million and $475 million, respectively, which is based on Level 2 inputs. As of December 31, 2024, the estimated fair value of the 2026 Notes would have been $351 million, which is based on Level 2 inputs.

NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers that future costs will probably be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of September 30, 2025, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $177 million (net of judicial deposits) within non current other liabilities to cover legal actions against the Company for which Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.
In addition, as of September 30, 2025, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible of resulting in a loss for an estimated aggregate amount up to $413 million. No loss amounts have been accrued for such reasonably possible legal actions.
25 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

For further information related to contingent liabilities please refer to Note 16 to the consolidated financial statements in the Company’s 2024 10-K.
Tax Claims
Withholding Tax in the Brazil-Argentina Double Taxation Treaty
The tax claim related to the withholding income tax (“IRRF”) over payments remitted by certain Brazilian subsidiaries to MercadoLibre S.R.L. for the provision of information technology support and assistance services is described in Note 16 to the consolidated financial statements in the Company’s 2024 10-K.
On September 6, 2025, the first instance of the Federal Justice rendered a judgment revoking the previously granted injunction that had recognized the right of collecting the withholding tax at a 10% rate (instead of 15%), and denying the requested writ of mandamus. The Company appealed this decision to the Federal Regional Court of the 3rd Region and submitted a request for interim relief on appeal aiming to maintain the suspension of tax enforceability. The Federal Regional Court of the 3rd Region denied the Company’s request. Therefore, on October 10, 2025, the Company deposited into court the amount arising from the difference in the withholding tax rate for $25 million from September 2024 onwards.
Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is probable based on the technical merits of the Company’s tax position and the existence of adverse decisions issued by the Superior Court of Justice. For that reason, the Company has recorded a provision for the disputed amounts, which was $501 million as of September 30, 2025, and which was recorded in non-current other liabilities in the consolidated balance sheets, net of the corresponding judicial deposits for $450 million (which includes $102 million of interest income).
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
In June 2025, the Superior Court of Justice ruled against the Company on the Special Appeal relating to one of the cases related to the Distrito Federal (where the risk of losing had been considered probable). In August 2025, the case became final and unappealable in favor of the State.
In July 2025, the case related to Goiás (where the risk of losing had been considered probable) became final and unappealable in favor of the Company. The case will be closed following withdrawal by the Company of the funds previously required to be deposited by the Company (which amount to less than $1 million as of September 30, 2025).
In September 2025, in the case related to Rio de Janeiro (where the risk of losing had been considered remote) the Company obtained a partially favorable second instance decision and filed a motion for clarification, which is still pending judgment.
The other cases pending as of December 31, 2024 had no updates during the nine-month period ended September 30, 2025. The Company maintains a $2 million provision as of September 30, 2025 for the disputed amounts related to the 3 ongoing cases where the risk of losing is considered by Management to be probable, based on the opinion of external legal counsel, which are presented net of the corresponding judicial deposits of $2 million.
Interstate rate of ICMS-DIFAL on interstate sales under Law No. 190/22
The writ of mandamus related to the interstate rate of ICMS-DIFAL under Supplementary Law No. 190/22 is described in Note 16 to the consolidated financial statements in the Company’s 2024 10-K. In 2022, the Company filed writs of mandamus in all 27 Federation States to prevent DIFAL collection by the Brazilian tax authorities. On November 29, 2023, the Brazilian Supreme Court (“STF”) ruled that Supplementary Law No. 190/22 was constitutional, making ICMS-DIFAL payable from of April 5, 2022 onwards (ninety days after the law came into effect). This decision was reached in a Direct Action of Unconstitutionality (ADI 7066) but is not yet final, as a motion for clarification filed on May 13, 2024 is still pending.
Management’s opinion as of September 30, 2025, based on the opinion of external legal counsel, is that the risk of losing the case is remote for the period between January 1, 2022 to April 4, 2022, and probable for the period between April 5, 2022 to December 31, 2022 based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any liability for the amounts in controversy related to the period through April 4, 2022, but has recorded liabilities for the amounts in controversy related to the period from April 5, 2022 to December 31, 2022 in an amount of $33 million as of September 30, 2025, which are presented net of the corresponding judicial deposits of $31 million.
26 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

On October 21, 2025, in a leading case (Case 1266), the STF reaffirmed the ADI 7066 ruling but clarified that, exclusively for fiscal year 2022, DIFAL cannot be collected from taxpayers who had filed lawsuits challenging the tax by November 29, 2023 (as the Company did), and had not paid the tax that year. This decision from STF led to an update in the Company’s risk assessment for these cases, whose risk of losing had been considered probable and is now considered remote. Therefore, the Company will recognize a reversal on the $33 million provision during the three-month period ended December 31, 2025. The deposits will be withdrawn to the extent that the Courts provide authorization.
Exclusion of ICMS tax benefits from federal taxes base
The tax claims related to the exclusion of ICMS tax benefits from the tax base of the Corporate Income Tax (“IRPJ”) and of the Social Contribution on Net Profits (“CSLL”) and the federal contributions PIS and COFINS is described in Note 16 to the consolidated financial statements in the Company’s 2024 10-K.
On April 4, 2025, the case related to the exclusion of ICMS tax benefits in the tax base of IRPJ and CSLL prior to the enactment of Law 14,789 (up to December 2023), whose risk of losing was deemed not more likely than not, became final and unappealable in favor of the Company. The Company had recorded a corresponding income tax benefit arising from the ICMS tax incentives from September 2021 up to December 2023, which amounted to $39 million considering the exchange rate as of September 30, 2025.
Regarding the writ of mandamus filed to set aside the federal contributions IRPJ and CSLL under Law 14,789 (from January 2024 onwards), on September 8, 2025, a decision was rendered granting a preliminary injunction, ensuring the Company’s right not to include presumed ICMS credits in the calculation basis of IRPJ and CSLL, disregarding the effects of Law No. 14,789/2023, and suspending the enforceability of the tax credits under discussion in these proceedings. On September 22, 2025, the Federal Government filed an appeal against the injunction. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is not more likely than not based on the technical merits of the Company’s tax position. Accordingly, the Company has not recorded any expense or liability for the disputed amounts. As of September 30, 2025, the total disputed amount was $77 million.
In June 2025, regarding the writ of mandamus filed to set aside the federal contributions PIS and COFINS under Law 14,789 (from January 2024 onwards), the Company was granted an injunction to suspend the inclusion of presumed ICMS credits in the PIS and COFINS calculation basis, setting aside the effects of Law 14,789/2023. On July 29, 2025, the Federal Government appealed the decision that granted the preliminary injunction requested by the Company. On July 31, 2025, a decision was rendered upholding the injunction. On August 21, 2025, the proceedings were stayed until the Supreme Federal Court rules on the matter (Topic 843). Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is possible but not probable based on the technical merits of the Company’s tax position. Accordingly, the Company has not recorded any expense or liability for the disputed amounts. As of September 30, 2025, the total disputed amount was $21 million.

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
As of September 30, 2025 and December 31, 2024, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $6,533 million and $5,769 million, respectively, for which the Company recorded a provision of $15 million and $14 million, respectively.

Commitments
The Company has committed to purchase cloud platform and other technology services for a total minimum aggregate purchase commitment of $3,167 million. As of September 30, 2025, the remaining purchase commitment is $2,544 million.
The Company has signed a 10-year agreement with Gol Linhas Aereas S.A. under which the Company is committed to contract a minimum amount of air logistics services for a total cost of $378 million (portion allocated to the services component of the agreement). As of September 30, 2025, the remaining purchase commitment is $301 million.
27 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Since October 2023, the Company has signed 3-year agreements with certain shipping companies in Brazil, under which the Company committed to contract a minimum amount of logistics services for a total cost of $59 million. As of September 30, 2025, the remaining commitment amounted to $33 million.
As of September 30, 2025, the Company has lease agreements for new warehouses in Brazil, Mexico, Argentina and Chile, for a total amount of $1,200 million, that have not yet commenced. Lease terms under the agreements are between 3 to 15 years.
The Company has unconditional purchase obligations related to capital expenditures for a total amount of $34 million. As of September 30, 2025, the remaining purchase commitment is $6 million.

NOTE 11. LONG TERM RETENTION PROGRAM
The following table summarizes the long term retention program accrued compensation expense for the nine and three-month periods ended September 30, 2025 and 2024, which are payable in cash according to the decisions made by the Board of Directors (the “Board”):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
LTRP 2019	$2	$22	$—	$9
LTRP 2020	24	22	5	9
LTRP 2021	21	20	5	7
LTRP 2022	37	36	10	14
LTRP 2023	62	61	15	23
LTRP 2024	53	49	13	21
LTRP 2025	53	—	16	—
Total LTRP	$252	$210	$64	$83
28 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 12. LOANS PAYABLE AND OTHER FINANCIAL LIABILITIES
The following tables summarize the Company’s Loans payable and other financial liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(In millions)
Loans from banks	$729	$946
Bank overdrafts	26	26
Secured lines of credit	156	110
Financial Bills	210	7
Deposit Certificates	1,542	1,068
Commercial Notes	2	5
Finance lease liabilities	42	41
Collateralized debt	1,311	610
2026 Sustainability Notes	365	4
2031 Notes	4	8
Debt securities	41	—
Other lines of credit	3	3
Current loans payable and other financial liabilities	$4,431	$2,828

Loans from banks	$770	$217
Secured lines of credit	2	6
Financial Bills	378	271
Deposit Certificates	2	2
Commercial Notes	204	170
Finance lease liabilities	70	81
Collateralized debt	1,449	1,232
2026 Sustainability Notes	—	362
2031 Notes	533	546
Other lines of credit	1	—
Non-Current loans payable and other financial liabilities	$3,409	$2,887
29 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	September 30, 2025	December 31, 2024
					(In millions)
Loans from banks
Chilean Subsidiaries	Chilean Pesos	Fixed	5.96%	October 2025 - September 2026	$179	$134
Brazilian Subsidiary	Brazilian Reais	—	—	—	—	44
Brazilian Subsidiary (1)	US Dollar	Fixed	5.30%	October 2025 - October 2026	449	211
Brazilian Subsidiary (1)	Euros	Fixed	3.99%	November 2025 - November 2026	83	190
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.80%	October 2025 - May 2031	21	20
Mexican Subsidiaries	Mexican Pesos	Variable	TIIE + 1.80% - 2.60%	October 2025 - March 2030	678	512
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	8.74%	October - November 2025	89	52

Bank overdrafts
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	9.19%	October 2025	26	15
Chilean Subsidiary	Chilean Pesos	—	—	—	—	11

Secured lines of credit
Argentine Subsidiaries (2)	Argentine Pesos	Fixed	52.49%	October 2025	148	102
Mexican Subsidiary	Mexican Pesos	Fixed	11.08%	October 2025 - July 2027	10	14

Financial Bills
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.45% - 0.95%	March 2026 - April 2028	588	278

Deposit Certificates
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.19% - 0.55%	October 2025 - September 2026	900	331
Brazilian Subsidiary	Brazilian Reais	Variable	95.5% to 130.0% of CDI	October 2025 - June 2027	612	703
Brazilian Subsidiary	Brazilian Reais	Fixed	14.34% - 15.36%	October 2025 - March 2026	32	36

Commercial Notes
Brazilian Subsidiary	Brazilian Reais	Variable	DI + 0.88%	October 2025 - August 2027	69	60
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41%	October 2025 - August 2029	137	115

Finance lease liabilities					112	122
Collateralized debt					2,760	1,842
2026 Sustainability Notes	US Dollar	Fixed	2.375%	January 2026	365	366
2031 Notes	US Dollar	Fixed	3.125%	January 2026 - January 2031	537	554
Debt securities	Argentine Pesos	Variable	TAMAR + 2.85%	October 2025 - July 2026	41	—
Other lines of credit					4	3
					$7,840	$5,715
(1) The carrying amount includes the effect of the derivative instruments that qualified for fair value hedge accounting. See Note 15 – Derivative instruments for further detail.
(2) As of September 30, 2025, includes $9 million secured by a compensating balance agreement signed by MercadoLibre S.R.L.
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
During 2024, the Company repurchased $27 million and $81 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid during 2024 for those repurchases amounted to $98 million. For the nine and three-month periods ended September 30, 2024, the Company recognized $8 million and $3 million as a gain in Interest income and other financial gains in the interim condensed consolidated statements of income, respectively. During the nine-month period ended September 30, 2025, the Company repurchased $13 million in principal amount of the outstanding 2031 Notes. The total amount paid amounted to $12 million. For the nine-month period ended September 30, 2025, the Company recognized $1 million as a gain in Interest income and other financial gains in the interim condensed consolidated statements of income. During the three-month period ended September 30, 2025, the Company did not repurchase Notes.
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
On September 12, 2025, the Company entered into Amendment No. 1 (the "First Amendment") to the Amended and Restated Revolving Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”) with the lenders party thereto and the guarantors. The First Amendment permits the Company to request, at one or more times, that existing and/or new lenders provide, at their election, up to $400 million of additional commitments, for an aggregate principal amount of credit commitments of up to $800 million. The Company’s obligations under the Amended Credit Agreement remain guaranteed on an unsecured basis by the guarantors. All other obligations of the Company under the Amended Credit Agreement remain unchanged.
The interest rates under the Amended Credit Agreement are based on Term SOFR (“Secured Overnight Funding Rate”) plus an interest margin of 1.00% per annum, which may be decreased to 0.90% per annum or increased to 1.15% per annum depending on the Company’s debt rating, as further provided under the Amended Credit Agreement. Any loans drawn from the Amended Credit Agreement must be repaid on or prior to September 27, 2028, which will be automatically extended to September 27, 2029 upon satisfaction, on or prior to August 28, 2027, of the Maturity Extension Conditions (as defined in the Amended Credit Agreement), as further provided in the Amended Credit Agreement. The Company is also obligated to pay a commitment fee on the unused amounts of the facility at a rate per annum equal to 25% of the then Applicable Margin, depending on the Company’s debt rating, as further provided under the Amended Credit Agreement.
As of September 30, 2025, no amounts have been borrowed under the facility.
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
When the Company controls the vehicle, it accounts for the securitization transactions as if they were secured financing and therefore the assets, liabilities and related results are consolidated in its financial statements. The secured debt is issued by the SPEs and includes collateralized securities used to fund the Company’s fintech business. The third-party investors in the securitization transactions have legal recourse only to the assets securing the debt and do not have recourse to the Company. Additionally, the cash flows generated by the SPEs are restricted to the payment of amounts due to third-party investors, but the Company retains the right to residual cash flows.
The following table summarizes the Company’s collateralized debt under securitization transactions, as of September 30, 2025:

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	$95	CDI + 2.25%	Brazilian Reais	March 2027
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	19	CDI + 5.25%	Brazilian Reais	June 2029
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	58	CDI + 3.00%	Brazilian Reais	April 2028
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	198	CDI + 1.75%	Brazilian Reais	October 2031
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	62	CDI + 5.25%	Brazilian Reais	July 2028
Seller Fundo De Investimento Em Direitos Creditórios	199	CDI + 1.60%	Brazilian Reais	March 2026
Seller Fundo De Investimento Em Direitos Creditórios	100	CDI + 1.80%	Brazilian Reais	May 2026
Seller Fundo De Investimento Em Direitos Creditórios	40	CDI + 1.40%	Brazilian Reais	September 2026
Seller Fundo De Investimento Em Direitos Creditórios	20	CDI + 1.60%	Brazilian Reais	November 2026
Seller Fundo De Investimento Em Direitos Creditórios	296	CDI + 0.85%	Brazilian Reais	May 2028
Seller II Fundo De Investimento Em Direitos Creditórios Segmento Meios De Pagamento De Resp Ltda	189	CDI + 0.85%	Brazilian Reais	July 2027
Mercado Crédito XXVIII	1	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	September - November 2025 (1)
32 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito XXIX	2	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	September - November 2025 (1)
Mercado Crédito XXX	8	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	October - December 2025 (1)
Mercado Crédito XXXI	8	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	October - December 2025 (1)
Mercado Crédito XXXII	19	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	November 2025 - January 2026 (1)
Mercado Crédito XXXIII	18	Badlar rates plus 200 basis points with a min 15% and a max 60%	Argentine Pesos	November 2025 - February 2026 (1)
Mercado Crédito XXXIV	31	Badlar rates plus 200 basis points with a min 10% and a max 50%	Argentine Pesos	January - March 2026 (1)
Mercado Crédito XXXV	59	Badlar rates plus 200 basis points with a min 10% and a max 40%	Argentine Pesos	February - March 2026 (1)
Mercado Crédito XXXVI	59	TAMAR rates plus 100 basis points with a min 15% and a max 50%	Argentine Pesos	March - July 2026 (1)
Mercado Crédito XXXVII	65	TAMAR rates plus 100 basis points with a min 15% and a max 50%	Argentine Pesos	April - August 2026 (1)
Mercado Crédito XXXVIII	64	TAMAR rates plus 100 basis points with a min 15% and a max 50%	Argentine Pesos	May - August 2026 (1)
Mercado Crédito XXXIX	64	TAMAR rates plus 100 basis points with a min 25% and a max 50%	Argentine Pesos	July - October 2026 (1)
Mercado Crédito XL	59	TAMAR rates plus 100 basis points with a min 20% and a max 75%	Argentine Pesos	July - November 2026 (1)
Mercado Crédito XLI (2)	48	TAMAR rates plus 100 basis points with a min 20% and a max 75%	Argentine Pesos	August - December 2026 (1)
Mercado Crédito XLII (2)	51	TAMAR rates plus 100 basis points with a min 20% and a max 75%	Argentine Pesos	September - December 2026 (1)
Fideicomiso Irrevocable de Administración y Fuente de Pago 6203	282	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.20%	Mexican Pesos	November 2029
Fideicomiso Irrevocable de Administración y Fuente de Pago 6189	247	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.8%	Mexican Pesos	April 2027
Fideicomiso Irrevocable de Administración y Fuente de Pago Número 6279	246	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.50%	Mexican Pesos	August 2027
Fideicomiso Irrevocable de Administración y Fuente de Pago F/6191	131	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.20%	Mexican Pesos	April 2026
Frontal Trust Mercado Pago Créditos Fondo de Inversión	11	TAB 30 + 2.10%	Chilean Pesos	November 2027
33 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Frontal Trust Mercado Pago Créditos Fondo de Inversión	2	TAB 30 + 3.90%	Chilean Pesos	November 2027
Frontal Trust Mercado Pago Créditos Fondo de Inversión	9	TAB 30 + 4.25%	Chilean Pesos	November 2027
	$2,760
(1) Minimum and maximum maturity depending on the applicable interest rate within the range.
(2) As of September 30, 2025, Loans payables owned by this trust were obtained through private placements. Mercado Crédito XLI trust made the public debt issuance in the Argentine stock market on October 13, 2025.
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
The assets and liabilities of the SPEs through which the Company securitizes financial assets as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Assets	(In millions)
Current assets:
Restricted cash and cash equivalents (1)	$487	$492
Loans receivable, net of allowances	2,284	1,410
Intercompany receivables	1,446	743
Other assets	—	1
Total current assets	4,217	2,646
Non-current assets:
Long-term investments	8	12
Loans receivable, net of allowances	198	102
Total non-current assets	206	114
Total assets	$4,423	$2,760
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$—	$1
Loans payable and other financial liabilities	1,311	610
Intercompany liabilities	113	24
Other liabilities	—	1
Total current liabilities	1,424	636
Non-current liabilities:
Loans payable and other financial liabilities	1,449	1,232
Total non-current liabilities	1,449	1,232
Total liabilities	$2,873	$1,868
(1) Restricted cash and cash equivalents from the SPEs include balances maintained in digital wallets that are eliminated for consolidation purposes.
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
Supplemental balance sheet information related to leases was as follows:

	September 30, 2025	December 31, 2024
	(In millions)
Operating Leases
Operating lease right-of-use assets	$2,042	$1,098

Operating lease liabilities	$2,037	$1,135

Finance Leases
Property and equipment, at cost	$228	$200
Accumulated depreciation	(115)	(77)
Property and equipment, net	$113	$123

Loans payable and other financial liabilities	$112	$122
The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term
Operating leases	8 Years	8 Years
Finance leases	3 Years	3 Years

Weighted average discount rate (1)
Operating leases	10%	10%
Finance leases	15%	10%
(1) Includes discount rates of leases in local currency and U.S. dollar.
The components of lease expense were as follows:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Operating lease cost	$308	$147

Finance lease cost:
Depreciation of property and equipment	$32	$25
Interest on lease liabilities	9	12
Total finance lease cost	$41	$37
35 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates and internal rates of return to calculate the lease liabilities for the operating and finance leases, respectively:

Period Ending	Operating Leases	Finance Leases
	(In millions)
One year or less	$424	$48
One year to two years	401	47
Two years to three years	382	29
Three years to four years	348	7
Four years to five years	298	—
Thereafter	1,152	—
Total lease payments	3,005	131
Less imputed interest	(968)	(19)
Total	$2,037	$112

NOTE 15. DERIVATIVE INSTRUMENTS
Cash flow hedges
As of September 30, 2025, the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOs devices in U.S. dollars owed by a Brazilian subsidiary and hosting, licenses and fraud prevention expenses payable in U.S. dollars (or in local currency linked to the U.S. dollar exchange rate) owed by Brazilian and Mexican subsidiaries, whose functional currencies are the Brazilian Real and the Mexican Peso, respectively. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the interim condensed consolidated statements of income in the “Cost of net revenues and financial expenses,” “Product and technology development” expenses and “Foreign currency losses, net” line items, in the same period the forecasted transaction affects earnings. As of September 30, 2025, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive loss will be reclassified into the interim condensed consolidated statements of income within the next 12 months.
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
Net investment hedge
The Company used cross currency swap contracts to reduce the foreign currency exchange risk related to its investment in its Brazilian foreign subsidiaries and the interest rate risk. This derivative was designated as a net investment hedge and, accordingly, gains and losses are reported as a component of accumulated other comprehensive loss. The derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the interim condensed consolidated statements of income in the “Interest expense and other financial losses” and “Foreign currency losses, net” line items, in the same period that the interest expense affects earnings. As of September 30, 2025, there are no outstanding derivatives designated as net investment cash flow hedges.
36 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Derivative instruments not designated as hedging instruments
The Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian subsidiaries, whose functional currencies are the Brazilian Real. These transactions were not designated as hedges for accounting purposes. As of September 30, 2025, there are no outstanding derivatives hedging the foreign currency fluctuation not designated as hedging instruments.
Finally, as of September 30, 2025, the Company entered into swap contracts to hedge the interest rate fluctuation of a certain portion of its financial debt in its Brazilian subsidiaries and VIEs. These transactions were not designated as hedges for accounting purposes.
The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of
	September 30, 2025	December 31, 2024
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$682	$85
Cross currency swap contracts	515	400
Future contracts	274	86

Not designated as hedging instrument
Interest rate swap contracts	$120	$103
Derivative instrument contracts
The fair values of the Company’s outstanding derivative instruments as of September 30, 2025 and December 31, 2024 were as follows:

Derivative instruments	Balance sheet location	September 30,	December 31,
		2025	2024
		(In millions)
Foreign exchange contracts designated as cash flow hedges	Other current assets	$2	$6
Interest rate swap contracts not designated as hedging instruments	Other current assets	16	9
Cross currency swap contracts designated as fair value hedge	Other current assets	1	23
Interest rate swap contracts not designated as hedging instruments	Other non-current assets	20	20
Cross currency swap contracts designated as fair value hedge	Other current liabilities	47	2
Interest rate swap contracts not designated as hedging instruments	Other current liabilities	23	15
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	54	—
Interest rate swap contracts not designated as hedging instruments	Other non-current liabilities	5	14

The effects of derivative contracts on the interim condensed consolidated statement of comprehensive income for the nine-month periods ended September 30, 2025 and 2024 were as follows:

	December 31, 2024	Amount of loss recognized in other comprehensive income	Amount of loss reclassified from accumulated other comprehensive loss	September 30, 2025
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$5	$(68)	$15	$(48)
	$5	$(68)	$15	$(48)
37 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	December 31, 2023	Amount of gain recognized in other comprehensive loss	Amount of (gain) loss reclassified from accumulated other comprehensive loss	September 30, 2024
	(In millions)
Foreign exchange contracts designated as cash flow hedges	$(4)	$7	$(2)	$1
Cross currency swap contracts designated as net investment hedge	(3)	2	1	—
	$(7)	$9	$(1)	$1

The effect of the Company’s fair value hedge relationships over its fixed-rate financial debt on the interim condensed consolidated statements of income for the nine and three-month periods ended September 30, 2025 is a net loss of $78 million and $29 million, respectively, and affected Cost of net revenues and financial expenses and Foreign exchange losses, net. For the nine and three-month periods ended September 30, 2024, the Company recognized a net gain of $24 million and a net loss of $2 million, respectively, that affected Cost of net revenues and financial expenses and Foreign exchange losses, net.
The carrying amount of the hedged items for fair value hedges over its fixed-rate financial debt included in the “Loans payable and other financial liabilities” line items of the interim condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 was $532 million and $401 million, respectively.
The effects of the Company’s fair value hedge relationships over its fixed-rate financial debt on the interim condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of September 30, 2025 and December 31, 2024 are $1 million and $2 million, respectively, increasing the carrying value of the hedged debt as of September 30, 2025 and reducing the carrying value of the hedged debt as of December 31, 2024.
The effects of derivative contracts not designated as hedging instruments on the interim condensed consolidated statements of income for the nine and three-month periods ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Interest rate contracts not designated as hedging instruments recognized in Interest expense and other financial losses	$(1)	$(7)	$(2)	$(1)
Foreign exchange contracts not designated as hedging instruments recognized in Interest expense and other financial losses	(2)	—	(1)	—
	$(3)	$(7)	$(3)	$(1)

38 | MercadoLibre, Inc.

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
■a discussion of our principal trends and results of operations for the nine and three-month periods ended September 30, 2025 and 2024;
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
Other Information

MercadoLibre, Inc. (together with its subsidiaries “us,” “we,” “our” or the “Company”) routinely post important information for investors on our Investor Relations website, investor.mercadolibre.com. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, public conference calls and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this report.
39 | MercadoLibre, Inc.

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
Mercado Envios is a logistics solution that is one of the value-added services that we offer to our sellers and buyers on our platform. The logistics services we offer are an integral and crucial part of our value proposition as they reduce friction between buyers and sellers, allow us to have greater control over the full user experience and enable faster deliveries at a more competitive cost than would otherwise be available with third-party carriers. Sellers that use Mercado Envios are eligible to access shipping subsidies that enable free or discounted shipping for consumers that buy sellers’ goods on our Marketplace. Our logistics network is built around fulfillment centers (which account for more than half of shipments), where sellers place their inventory in our warehouses, and cross-docking, where we collect items sold from sellers directly or via a network of thousands of partner stores (“MELI Places”) where sellers drop off sold items that need to be fed into our logistics network. MELI Places are also enabled for pick up of items purchased and processing of returns. Our transportation network includes dedicated aircraft, trucks and thousands of last-mile delivery vans, the vast majority of which are owned and operated by our third-party carriers.
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
Our lending solution is available in Argentina, Brazil, Mexico and Chile. We offer loans mostly to merchants and consumers that already form part of our user base, many of whom have historically been underserved or overlooked by financial institutions and therefore suffer from a lack of access to credit. Facilitating credit is a key service overlay that enables us to further strengthen the engagement and lock-in rate of our users, while also generating additional touchpoints and incentives to use Mercado Pago as an end-to-end financial solution. As part of the expansion of our lending solution, during August 2025 we launched the Mercado Pago credit card in Argentina.
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
40 | MercadoLibre, Inc.

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
Reporting Segments and Geographic Information
Our segment reporting is based on geography, which is the criterion our Management currently uses to evaluate our segment performance. Our geographic segments are Brazil, Mexico, Argentina and Other Countries (including Bermuda, Chile, China, Colombia, Costa Rica, Ecuador, Peru, Uruguay and the U.S.). Although we discuss long-term trends in our business, it is our policy not to provide earnings guidance in the traditional sense. We believe that uncertain conditions make the forecasting of near-term results difficult. Further, we seek to make decisions focused primarily on the long-term welfare of our Company and believe focusing on short-term earnings does not best serve the interests of our stockholders. We believe that execution of key strategic initiatives as well as our expectations for long-term growth in our markets will best create stockholder value. A long-term focus may make it more difficult for industry analysts and the market to evaluate the value of our Company, which could reduce the value of our common stock or permit competitors with short-term tactics to grow more rapidly than us. We, therefore, encourage potential investors to consider this strategy before making an investment in our common stock.
The following table sets forth the percentage of our consolidated net revenues and financial income by segment for the nine and three-month periods ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Three Months Ended September 30,
(% of total consolidated net revenues and financial income)	2025	2024	2025	2024
Brazil	52.5%	56.2%	54.1%	54.8%
Mexico	21.7	22.5	22.3	21.6
Argentina	21.6	17.1	19.4	19.4
Other Countries	4.2	4.2	4.2	4.2
Net revenues and financial income for the nine and three-month periods ended September 30, 2025 as compared to the same periods in 2024 are described in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues and financial income.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies, Management estimates or accounting policies since the year ended December 31, 2024 and disclosed in the Company’s 2024 10-K under the heading “Critical Accounting Policies and Estimates.”
Results of operations for the nine and three-month periods ended September 30, 2025 compared to the nine and three-month periods ended September 30, 2024
The selected financial data for the nine and three-month periods ended September 30, 2025 and 2024 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. The results of operations for the nine and three-month periods ended September 30, 2025, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025 or for any other period.
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
41 | MercadoLibre, Inc.

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
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the nine and three-month periods ended September 30, 2025 and 2024, no single customer accounted for more than 5.0% of our net revenues and financial income.
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
Our net revenues and financial income grew during the nine and three-month periods ended September 30, 2025 as compared to the same periods in 2024, boosted by the growth of credit originations from our lending solution, an increase in total payment volume and fees due to payment in installments in our Mercado Pago platform, and the growth in gross merchandise volume.
The following table summarizes our consolidated net revenues and financial income for the nine and three-month periods ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change from 2024 to 2025		Three Months Ended September 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Net revenues and financial income	$20,134	$14,718	$5,416	36.8%	$7,409	$5,312	$2,097	39.5%

42 | MercadoLibre, Inc.

The following table summarizes our consolidated net revenues and financial income by revenue stream and geographic segment for the nine and three-month periods ended September 30, 2025 and 2024:

Consolidated net revenues and financial income	Nine Months Ended September 30,		Change from 2024 to 2025		Three Months Ended September 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Brazil
Commerce	$6,412	$5,073	$1,339	26.4%	$2,416	$1,809	$607	33.6%
Fintech	4,152	3,197	955	29.9	1,593	1,104	489	44.3
	10,564	8,270	2,294	27.7	4,009	2,913	1,096	37.6
Mexico
Commerce	2,819	2,170	649	29.9	1,049	758	291	38.4
Fintech	1,560	1,147	413	36.0	602	387	215	55.6
	4,379	3,317	1,062	32.0	1,651	1,145	506	44.2
Argentina
Commerce	1,489	918	571	62.2	495	411	84	20.4
Fintech	2,861	1,593	1,268	79.6	946	622	324	52.1
	4,350	2,511	1,839	73.2	1,441	1,033	408	39.5
Other countries
Commerce	596	444	152	34.2	214	161	53	32.9
Fintech	245	176	69	39.2	94	60	34	56.7
	841	620	221	35.6	308	221	87	39.4
Consolidated
Commerce	11,316	8,605	2,711	31.5	4,174	3,139	1,035	33.0
Fintech	8,818	6,113	2,705	44.2	3,235	2,173	1,062	48.9
Total	$20,134	$14,718	$5,416	36.8%	$7,409	$5,312	$2,097	39.5%

See Note 8 – Segments of our unaudited interim condensed consolidated financial statements for further information regarding our net revenues and financial income disaggregated by similar products and services for the nine and three-month periods ended September 30, 2025 and 2024.
Our Commerce revenues grew $2,711 million and $1,035 million, or 31.5% and 33.0%, for the nine and three-month periods ended September 30, 2025, respectively, as compared to the same periods in 2024. This increase in Commerce revenues was primarily attributable to:
■an increase of $1,756 million and $657 million in our Commerce services revenues for the nine and three-month periods ended September 30, 2025, respectively, mainly related to (i) a 22% and 28% increase in gross merchandise volume, and (ii) higher flat fee contributions for low gross merchandise volume transactions. Shipping carrier costs netted against revenues decreased $88 million, from $794 million for the nine-month period ended September 30, 2024, to $706 million for the nine-month period ended September 30, 2025, mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent during the first quarter of 2025. For the three-month period ended September 30, 2025 as compared to the same period in 2024, shipping carrier costs netted against revenues increased $49 million, from $213 million for the three-month period ended September 30, 2024, to $262 million for the three-month period ended September 30, 2025; and
■an increase of $955 million and $378 million in our revenues from Commerce product sales for the nine and three-month periods ended September 30, 2025, respectively, as compared to the same periods in 2024, mainly in Brazil, Mexico and Argentina.
Our Fintech revenues grew 44.2% and 48.9%, from $6,113 million and $2,173 million for the nine and three-month periods ended September 30, 2024, respectively, to $8,818 million and $3,235 million for the nine and three-month periods ended September 30, 2025, respectively. This increase was mainly generated by:
■an increase of $1,452 million and $625 million in our Credit revenues for the nine and three-month periods ended September 30, 2025, respectively, mainly as a consequence of higher originations; and
■an increase of $1,245 million and $434 million in our revenues from Financial services and income for the nine and three-month periods ended September 30, 2025, respectively, mainly related to our off-platform transactional fees and financing transactions, as a result of a 41% increase in our total payment volume for both periods.
43 | MercadoLibre, Inc.

Brazil
Commerce revenues in Brazil increased 26.4% in the nine-month period ended September 30, 2025 as compared to the same period in 2024. This increase was generated by an increase of $700 million in our Commerce services revenues and an increase of $639 million in our revenues from Commerce product sales. Fintech revenues grew by 29.9%, a $955 million increase during the nine-month period ended September 30, 2025 as compared to the same period in 2024, mainly driven by an increase of $749 million in our Credit revenues and an increase of $204 million in our revenues from Financial services and income.
Commerce revenues in Brazil increased 33.6% in the three-month period ended September 30, 2025 as compared to the same period in 2024. This increase was driven by an increase of $337 million in our Commerce services revenues and an increase of $270 million in our revenues from Commerce product sales. Fintech revenues grew by 44.3%, a $489 million increase, during the three-month period ended September 30, 2025 as compared to the same period in 2024, mainly driven by an increase of $340 million in our Credit revenues and an increase of $149 million in our revenues from Financial services and income.
Net revenues growth during the nine-month period ended September 30, 2025, as compared to the same period in 2024, were offset by the average increase of Brazil’s exchange rate against U.S. dollar of 7.9%. During the three-month period ended September 30, 2025, as compared to the same period in 2024, there was an average decrease of Brazil’s exchange rate against U.S. dollar of 1.8%.
Mexico
Commerce revenues in Mexico increased 29.9% in the nine-month period ended September 30, 2025 as compared to the same period in 2024. This increase was driven by an increase of $470 million in our Commerce services revenues and an increase of $179 million in our revenues from Commerce product sales. Fintech revenues grew 36.0%, a $413 million increase, during the nine-month period ended September 30, 2025 as compared to the same period in 2024, mainly driven by an increase of $207 million in our Credit revenues and an increase of $201 million in our revenues from Financial services and income.
Commerce revenues in Mexico increased 38.4% in the three-month period ended September 30, 2025 as compared to the same period in 2024. This increase was generated by an increase of $217 million in our Commerce services revenues and an increase of $74 million in our revenues from Commerce product sales. Fintech revenues grew 55.6%, a $215 million increase, during the three-month period ended September 30, 2025 as compared to the same period in 2024, mainly driven by an increase of $117 million in our Credit revenues and an increase of $96 million in our revenues from Financial services and income.
Net revenues growth during the nine-month period ended September 30, 2025, as compared to the same period in 2024, were offset by the average increase of Mexico’s exchange rate against U.S. dollar of 10.0%. During the three-month period ended September 30, 2025, as compared to the same period in 2024, there was an average decrease of Mexico’s exchange rate against U.S. dollar of 1.8%.
Argentina
Commerce revenues in Argentina increased 62.2% in the nine-month period ended September 30, 2025 as compared to the same period in 2024. This increase was driven by an increase of $477 million in our Commerce services revenues and an increase of $94 million in our revenues from Commerce product sales. Fintech revenues increased 79.6%, a $1,268 million increase, during the nine-month period ended September 30, 2025 as compared to the same period in 2024, mainly driven by an increase of $773 million in our revenues from Financial services and income and an increase of $495 million in our Credit revenues.
Commerce revenues in Argentina increased 20.4% in the three-month period ended September 30, 2025 as compared to the same period in 2024. This increase was generated by an increase of $68 million in our Commerce services revenues and an increase of $16 million in our revenues from Commerce product sales. Fintech revenues increased 52.1%, a $324 million increase, during the three-month period ended September 30, 2025 as compared to the same period in 2024, mainly driven by an increase of $166 million in our Credit revenues and an increase of $158 million in our revenues from Financial services and income.
The following table sets forth our total net revenues and financial income and the sequential quarterly variation of these net revenues and financial income for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except percentages)
2025
Net revenues and financial income	$5,935	$6,790	$7,409	n/a
Percent change from prior quarter	(2)%	14%	9%
2024
Net revenues and financial income	$4,333	$5,073	$5,312	$6,059
Percent change from prior quarter	(2)%	17%	5%	14%

44 | MercadoLibre, Inc.

The following table sets forth the growth in net revenues and financial income in local currencies, for the nine and three-month periods ended September 30, 2025 as compared to the same periods in 2024:

	Change from 2024 to 2025
(% of net revenues and financial income growth in Local Currency) (1)	Nine-month period	Three-month period
Brazil	37.2%	35.1%
Mexico	44.4	41.8
Argentina (2)	129.7	97.2
Other countries	38.9	40.7
Total consolidated	54.7%	48.9%
(1) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2024 and applying them to the corresponding months in 2025, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.
(2) For the nine-month period ended September 30, 2025, the average inter-annual inflation rate in our Argentine segment of 48.8% was higher than the average inter-annual increase of Argentina’s official exchange rate against U.S. dollar of 33.0%, while for the three-month period ended September 30, 2025, the average inter-annual inflation rate in our Argentine segment of 34.0%, was lower than the average inter-annual increase of Argentina’s official exchange rate against U.S. dollar of 41.4%.
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

	Nine Months Ended September 30,		Change from 2024 to 2025		Three Months Ended September 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Cost of net revenues and financial expenses	$11,060	$7,890	$3,170	40.2%	$4,200	$2,873	$1,327	46.2%
As a percentage of net revenues and financial income	54.9%	53.6%			56.7%	54.1%
For the nine-month period ended September 30, 2025 as compared to the same period in 2024, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $1,204 million increase in shipping operating and carrier costs; ii) $734 million increase in cost of sales of goods mainly in Brazil, Mexico and Argentina; iii) $359 million increase in collection fees across all of our main segments, as a result of the higher total payment volume of Mercado Pago in those countries; iv) $355 million increase in other fintech costs mainly related to higher funding costs in connection with our lending business; v) $340 million increase in sales taxes; and vi) $141 million increase in hosting and site operation fees.
For the three-month period ended September 30, 2025 as compared to the same period in 2024, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $506 million increase in shipping operating and carrier costs; ii) $296 million increase in cost of sales of goods across all of our main segments; iii) $170 million increase in other fintech costs, mainly related to higher funding costs in connection with our lending business; iv) $149 million increase in collection fees across all of our main segments, as a result of the growth of total payment volume of Mercado Pago in those countries; v) $119 million increase in sales taxes; and vi) $61 million increase in hosting and site operation fees.
Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues and financial income, which are classified as a cost of net revenues and financial expenses. These taxes represented 6.6% and 6.4% of net revenues and financial income for the nine and three-month periods ended September 30, 2025, and 6.7% for the same periods in 2024, respectively.
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
For the nine and three-month periods ended September 30, 2025 and 2024, our gross profit margins were 45.1% and 43.3%, and 46.4% and 45.9%, respectively.
45 | MercadoLibre, Inc.

For the nine-month period ended September 30, 2025, as compared to the same period in 2024, our gross profit margin decreased mainly due to the reduction of our free shipping threshold in Brazil, together with an increase in our cost of sales of goods, funding costs related to our fintech business and shipping carrier costs, as a percentage of net revenues and financial income, partially offset by a decrease of our shipping operating costs, collection fees and customer support expenses, as a percentage of net revenues and financial income.
For the three-month period ended September 30, 2025, as compared to the same period in 2024, our gross profit margin decreased mainly due to the reduction of our free shipping threshold in Brazil, together with an increase in our cost of sales of goods and funding costs related to our fintech business, as a percentage of net revenues and financial income.
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

	Nine Months Ended September 30,		Change from 2024 to 2025		Three Months Ended September 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Product and technology development	$1,685	$1,422	$263	18.5%	$567	$504	$63	12.5%
As a percentage of net revenues and financial income	8.4%	9.7%			7.7%	9.5%
For the nine-month period ended September 30, 2025, the increase in product and technology development expenses as compared to the same period in 2024 was primarily attributable to a: i) $152 million increase in salaries and wages mainly related to the increase of 15% in our product and technology development headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; ii) $70 million increase in technology maintenance expenses; and iii) $53 million increase in other product and technology development expenses mainly related to higher tax withholding in connection with intercompany export services billing duties.
For the three-month period ended September 30, 2025, the increase in product and technology development expenses as compared to the same period in 2024 was primarily attributable to a: i) $31 million increase in technology maintenance expenses; and ii) $28 million increase in salaries and wages mainly related to the increase of 16% in our product and technology development headcount.
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
The following table presents sales and marketing expenses for the periods indicated:

	Nine Months Ended September 30,		Change from 2024 to 2025		Three Months Ended September 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Sales and marketing	$2,183	$1,555	$628	40.4%	$833	$566	$267	47.2%
As a percentage of net revenues and financial income	10.8%	10.6%			11.2%	10.7%
46 | MercadoLibre, Inc.

For the nine-month period ended September 30, 2025, the increase in sales and marketing expenses as compared to the same period in 2024 was primarily attributable to a: i) $359 million increase in online and offline marketing expenses across all of our main segments; ii) $93 million increase in salaries and wages mainly related to the increase of 60% in our sales and marketing headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; iii) $82 million increase in our buyer protection program expenses; and iv) $39 million increase in chargebacks.
For the three-month period ended September 30, 2025, the increase in sales and marketing expenses as compared to the same period in 2024 was primarily attributable to a: i) $158 million increase in online and offline marketing expenses across all of our main segments; ii) $44 million increase in our buyer protection program expenses; iii) $36 million increase in salaries and wages mainly related to the increase of 44% in our sales and marketing headcount; and iv) $12 million increase in chargebacks.
Provision for doubtful accounts
Provision for doubtful accounts consists of the current expected credit losses on our financial assets, mainly loans receivable. The following table presents provision for doubtful accounts expenses for the periods indicated:

	Nine Months Ended September 30,		Change from 2024 to 2025		Three Months Ended September 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Provision for doubtful accounts	$2,108	$1,331	$777	58.4%	$815	$507	$308	60.7%
As a percentage of net revenues and financial income	10.5%	9.0%			11.0%	9.5%
For the nine and three-month periods ended September 30, 2025, as compared to the same periods in 2024, the provision for doubtful accounts increased $777 million and $308 million, respectively, mainly due to the increase in originations growing at 59% and 60% (mostly related to the credit card and consumer products), respectively.
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

	Nine Months Ended September 30,		Change from 2024 to 2025		Three Months Ended September 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
General and administrative	$786	$709	$77	10.9%	$270	$305	$(35)	(11.5)%
As a percentage of net revenues and financial income	3.9%	4.8%			3.6%	5.7%
For the nine-month period ended September 30, 2025, the increase in general and administrative expenses as compared to the same period in 2024 was primarily attributable to a: i) $64 million increase in salaries and wages, mainly related to the increase of 17% in general and administrative headcount and increases in amounts accrued under the LTRPs as a consequence of the increase in our common stock price; and ii) $22 million increase in other general and administrative expenses mainly related to higher tax withholding in connection with intercompany export services billing duties. This was partially offset by a $15 million decrease in legal, tax and other fees due to higher contingencies losses in the nine-month period ended September 30, 2024.
For the three-month period ended September 30, 2025, the decrease in general and administrative expenses as compared to the same period in 2024 was primarily attributable to a: i) $38 million decrease in legal, tax and other fees due to higher contingencies losses in the three-month period ended September 30, 2024; and ii) $11 million gain related to the fair value of digital assets ($9 million gain in the three-month period ended September 30, 2025 compared to a $2 million loss in the three-month period ended September 30, 2024). This was partially offset by a $12 million increase in salaries and wages, mainly related to the increase of 15% in general and administrative headcount.
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
For the nine and three-month periods ended September 30, 2025, as compared to the same periods in 2024, our operating income margin decreased from 12.3% and 10.5% to 11.5% and 9.8%, respectively. This compression was primarily driven by the expansion of our credit card portfolio and marketing investments to support our free shipping and Mercado Pago campaigns.
For the nine-month period ended September 30, 2025, the decrease is mainly explained by the reduction of our free shipping threshold in Brazil, together with an increase in provision of doubtful accounts and cost of net revenues and financial expenses, as a percentage of net revenues and financial income, partially offset by a decrease in product and technology development and general and administrative expenses, as a percentage of net revenues and financial income.
For the three-month period ended September 30, 2025, the decrease is mainly explained by the reduction of our free shipping threshold in Brazil, together with an increase in cost of net revenues and financial expenses, provision of doubtful accounts and sales and marketing related expenses, as a percentage of net revenues and financial income, partially offset by a decrease in general and administrative expenses and product and technology development, as a percentage of net revenues and financial income.
Other income (expenses), net
Other income (expenses), net consists primarily of interest income derived from our investments and cash equivalents, interest expense and other financial charges related to financial liabilities not related to Mercado Pago’s operations, and foreign currency gains or losses. The following table presents Other income (expenses), net for the periods indicated:

	Nine Months Ended September 30,		Change from 2024 to 2025		Three Months Ended September 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Other income (expenses), net	$(254)	$(142)	$(112)	78.9%	$(88)	$(37)	$(51)	137.8%
As a percentage of net revenues and financial income	(1.3)%	(1.0)%			(1.2)%	(0.7)%
For the nine-month period ended September 30, 2025, the increase in other expense, net as compared to the same period in 2024 was primarily attributable to $142 million of higher foreign exchange losses mainly due to our Argentine (higher foreign exchange losses of $222 million), Uruguayan and Spanish subsidiaries, partially offset by foreign exchange gains from our Brazilian and Mexican subsidiaries. This was partially offset by an increase of $23 million in interest income and other financial gains from financial investments not related to Mercado Pago’s operations as a result of higher cash levels invested (mainly in Brazil and Argentina) and higher interest rates (mainly in Brazil).
For the three-month period ended September 30, 2025, the increase in other expense, net as compared to the same period in 2024 was primarily attributable to $62 million higher foreign exchange losses mainly due to our Argentine subsidiaries, partially offset by higher foreign exchange gains from our Mexican subsidiaries.
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
The following table presents our income tax expense for the nine and three-month periods ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change from 2024 to 2025		Three Months Ended September 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %	2025	2024	in Dollars	in %
	(In millions, except percentages)				(in millions, except percentages)
Income tax expense	$620	$397	$223	56.2%	$215	$123	$92	74.8%
As a percentage of net revenues and financial income	3.1%	2.7%			2.9%	2.3%
48 | MercadoLibre, Inc.

During the nine and three-month periods ended September 30, 2025 as compared to the same periods in 2024, income tax expense increased mainly as a result of higher income tax expense in Argentina and Mexico due to higher taxable income. This increase was partially offset by income tax gains in Brazil in 2025 mainly driven by the increase in deferred tax assets in Brazil.
The following table summarizes our estimated effective tax rates for the nine and three-month periods ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024

Estimated effective tax rate	30.1%	23.8%	33.8%	23.7%
(1) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.

Our estimated effective tax rate for the nine and three-month periods ended September 30, 2025 increased as compared to the same periods in 2024, mainly as a result of lower deductions related to tax inflation adjustments in Argentina.
Segment information
Refer to Note 8 – Segments of our unaudited interim condensed consolidated financial statements for further information regarding the financial performance of the Company’s reporting segments for the nine and three-month periods ended September 30, 2025 and 2024.

	Nine Months Ended September 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$10,564	$4,379	$4,350	$841	$20,134
Total segment costs	(9,006)	(3,589)	(2,469)	(725)	(15,789)
Direct contribution	$1,558	$790	$1,881	$116	$4,345
Margin	14.7%	18.0%	43.2%	13.8%	21.6%

	Nine Months Ended September 30, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$8,270	$3,317	$2,511	$620	$14,718
Total segment costs	(6,528)	(2,707)	(1,449)	(543)	(11,227)
Direct contribution	$1,742	$610	$1,062	$77	$3,491
Margin	21.1%	18.4%	42.3%	12.4%	23.7%

	Change from the Nine Months Ended September 30, 2024 to September 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income
in U.S. Dollars	$2,294	$1,062	$1,839	$221	$5,416
in %	27.7%	32.0%	73.2%	35.6%	36.8%
Total segment costs
in U.S. Dollars	$(2,478)	$(882)	$(1,020)	$(182)	$(4,562)
in %	38.0%	32.6%	70.4%	33.5%	40.6%
Direct contribution
in U.S. Dollars	$(184)	$180	$819	$39	$854
in %	(10.6)%	29.5%	77.1%	50.6%	24.5%
49 | MercadoLibre, Inc.

	Three Months Ended September 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net revenues and financial income	$4,009	$1,651	$1,441	$308	$7,409
Total segment costs	(3,534)	(1,346)	(869)	(265)	(6,014)
Direct contribution	$475	$305	$572	$43	$1,395
Margin	11.8%	18.5%	39.7%	14.0%	18.8%

	Three Months Ended September 30, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net revenues and financial income	$2,913	$1,145	$1,033	$221	$5,312
Total segment costs	(2,408)	(953)	(576)	(191)	(4,128)
Direct contribution	$505	$192	$457	$30	$1,184
Margin	17.3%	16.8%	44.2%	13.6%	22.3%

	Change from the Three Months Ended September 30, 2024 to September 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income
in U.S. Dollars	$1,096	$506	$408	$87	$2,097
in %	37.6%	44.2%	39.5%	39.4%	39.5%
Total segment costs
in U.S. Dollars	$(1,126)	$(393)	$(293)	$(74)	$(1,886)
in %	46.8%	41.2%	50.9%	38.7%	45.7%
Direct contribution
in U.S. Dollars	$(30)	$113	$115	$13	$211
in %	(5.9)%	58.9%	25.2%	43.3%	17.8%
Net revenues and financial income
Net revenues and financial income for the nine and three-month periods ended September 30, 2025 as compared to the same periods in 2024 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues and financial income."
Segment costs
Brazil
For the nine-month period ended September 30, 2025, as compared to the same period in 2024, segment costs increased mainly driven by a: i) $1,595 million increase in cost of net revenues and financial expenses, mostly attributable to an increase in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales, sales taxes, other fintech costs mainly related to higher funding costs in connection with the growth of our lending business, collection fees as a consequence of the higher transactions volume of our Mercado Pago business and hosting and site operation fees; ii) $555 million increase in provision for doubtful accounts mainly related to our credit card, consumer and merchant credits product growth; and iii) $344 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, salaries and wages and chargebacks.
50 | MercadoLibre, Inc.

For the three-month period ended September 30, 2025, as compared to the same period in 2024, segment costs increased mainly driven by a: i) $771 million increase in cost of net revenues and financial expenses, mostly attributable to an increase in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales, other fintech costs mainly related to higher funding costs in connection with the growth of our lending business, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business and hosting and site operation fees; ii) $221 million increase in provision for doubtful accounts mainly related to our credit card, consumer and merchant credits product growth; and iii) $154 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, buyer protection program expenses and salaries and wages.
Mexico
For the nine-month period ended September 30, 2025, as compared to the same period in 2024, segment costs increased mainly driven by a: i) $679 million increase in cost of net revenues and financial expenses, mostly attributable to increases in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales, collection fees due to higher Mercado Pago penetration, other fintech costs mainly related to higher funding costs in connection with the growth of our lending business and hosting and site operation fees; ii) $103 million increase in provision for doubtful accounts mainly related to our credit card and consumer product business growth; and iii) $81 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, buyer protection program expenses and salaries and wages.
For the three-month period ended September 30, 2025, as compared to the same period in 2024, segment costs increased mainly driven by a: i) $283 million increase in cost of net revenues and financial expenses, mostly attributable to increases in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales and collection fees due to higher Mercado Pago penetration; ii) $58 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses and buyer protection program expenses; and iii) $32 million increase in provision for doubtful accounts mainly related to our credit card and consumer product business growth.
Argentina
For the nine-month period ended September 30, 2025, as compared to the same period in 2024, segment costs increased mainly driven by a: i) $738 million increase in cost of net revenues and financial expenses driven by an increase in shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration, sales taxes, other fintech costs mostly related to higher funding cost due to the growth of our lending business and cost of goods sold as a consequence of an increase in first-party sales; ii) $120 million increase in provision for doubtful accounts mainly related to our consumer product growth; iii) $110 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, chargebacks and buyer protection program expenses; and iv) $40 million increase in general and administrative expenses mainly related to higher withholding tax in connection with intercompany export services billing duties and salaries and wages.
For the three-month period ended September 30, 2025, as compared to the same period in 2024, segment costs increased mainly driven by a: i) $201 million increase in cost of net revenues and financial expenses driven by an increase in other fintech costs mostly related to higher funding cost due to the growth of our lending business, shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration and sales taxes; ii) $54 million increase in provision for doubtful accounts mainly related to our consumer product growth; and iii) $25 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses.
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
We have funded Mercado Pago mainly by selling credit card receivables and through credit lines. Additionally, we have financed our Mercado Pago and lending businesses through the securitization of credit card receivables and certain loans through SPEs created in Brazil, Mexico, Chile and Argentina and sales of loans receivable in Mexico. Moreover, we obtained funding in Brazil through deposit certificates, financial bills, commercial notes and loans from banks, in Argentina mainly through loans from banks, secured lines of credit and issuing debt securities, and in Mexico, Chile and Uruguay through loans from banks and secured lines of credit. Finally, we entered into a revolving credit agreement which provides a $800 million credit commitment. Refer to Note 12 – Loans payable and other financial liabilities and Note 13 – Securitization transactions of our unaudited interim condensed consolidated financial statements for further detail.
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
We and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of our suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in our payment policy. See Note 2 – Summary of significant accounting policies - Supplier finance programs of our unaudited interim condensed consolidated financial statements for further detail.
As of September 30, 2025, our main source of liquidity was $4,078 million of cash and cash equivalents and short-term investments, which excludes $2,219 million of restricted investments mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists of cash generated from operations and proceeds from loans.
51 | MercadoLibre, Inc.

As of September 30, 2025, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $13,240 million, or 92.9% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our cash and cash equivalents, restricted cash and cash equivalents and investments held outside U.S. amounted to 81.9% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil, Mexico and Argentina.
The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Net cash provided by (used in):
Operating activities	$6,907	$4,994
Investing activities	(4,178)	(6,159)
Financing activities	1,522	1,202
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	249	(407)
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	$4,500	$(370)
Net cash provided by operating activities

	Nine Months Ended September 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Net cash provided by:
Operating activities	$6,907	$4,994	$1,913	38.3%
Net cash provided by operating activities in the nine-month period ended September 30, 2025 resulted mainly from an increase in funds payable to customers of $2,607 million, adjustments to net income related to non-cash items of $2,502 million and our net income of $1,438 million, partially offset by an increase in credit card receivables and other means of payments of $1,059 million. The $1,913 million increase in the net cash provided by operating activities in the nine-month period ended September 30, 2025, as compared to the same period in 2024, is mainly explained by the increase of $724 million in the adjustments to net income related to non-cash items, the $727 million higher increase in funds payable to customers and the $362 million lower increase in credit card receivables and other means of payments.
Net cash used in investing activities

	Nine Months Ended September 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Net cash used in:
Investing activities	$(4,178)	$(6,159)	$1,981	(32.2)%
Net cash used in investing activities in the nine-month period ended September 30, 2025 resulted mainly from the use of $4,586 million related to changes in loans receivable due to loans granted to merchants and consumers, and Mercado Pago credit card utilization under our lending solution net of collections and $916 million in the investments of property and equipment (mainly related to our shipping network and information technology assets), intangibles assets and intangibles assets at fair value, partially offset by an increase of $1,359 million related to the net sale and maturity of investments. The $1,981 million decrease in net cash used in investing activities in the nine-month period ended September 30, 2025, as compared to the same period in 2024, is mainly explained by the $3,653 million variation in cash flows from investments ($1,359 of cash inflows from net sales or maturity of investments in the nine-month period ended September 30, 2025, compared to $2,294 of cash outflows from net purchases in the same period in 2024), partially offset by the $1,270 million increase in our loans receivables due to loans granted to merchants and consumers, and Mercado Pago credit card utilization under our lending solution net of collections and the $361 million increase in our investments of property and equipment, intangibles assets and intangibles assets at fair value.
52 | MercadoLibre, Inc.

Net cash provided by financing activities

	Nine Months Ended September 30,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Net cash provided by:
Financing activities	$1,522	$1,202	$320	26.6%
For the nine-month period ended September 30, 2025, our net cash provided by financing activities resulted primarily from $1,563 million provided by net loans payables and other financing liabilities, partially offset by $40 million used for the payments of finance lease obligations. The $320 million increase in net cash provided by financing activities in the nine-month period ended September 30, 2025, as compared to the same period in 2024, is mainly explained by the increase of $322 million of the cash provided by net loans payables and other financing liabilities.
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
During 2024, we repurchased $27 million and $81 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid during 2024 for those repurchases amounted to $98 million. During the nine-month period ended September 30, 2025, we repurchased $13 million in principal amount of the outstanding 2031 Notes. The total amount paid amounted to $12 million. During the three-month period ended September 30, 2025, we did not repurchase Notes. See Note 12 – Loans payable and other financial liabilities of our unaudited interim condensed consolidated financial statements for further detail.
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
Summarized balance sheet information for the Obligor Group as of September 30, 2025 and December 31, 2024 is provided in the table below:

	September 30, 2025	December 31, 2024
	(In millions)
Current assets (1) (2)	$20,690	$15,510
Non-current assets (3)	5,975	3,849
Current liabilities (4)	20,411	14,935
Non-current liabilities	3,318	2,449
(1) Includes restricted cash and cash equivalents of $5,272 million and $940 million and guarantees in short-term investments of $2,205 million and $3,417 million as of September 30, 2025, and December 31, 2024, respectively.
(2) Includes Current assets with non-guarantor subsidiaries of $1,335 million and $2,520 million as of September 30, 2025, and December 31, 2024, respectively.
(3) Includes Non-current assets with non-guarantor subsidiaries of $196 million and $152 million as of September 30, 2025, and December 31, 2024, respectively.
(4) Includes Current liabilities with non-guarantor subsidiaries of $2,554 million and $2,749 million as of September 30, 2025, and December 31, 2024, respectively.
Summarized statement of income information for the Obligor Group for the nine-month period ended September 30, 2025, is provided in the table below:

September 30, 2025
(In millions)
Net revenues and financial income (1)	$15,816
Gross profit (2)	6,187
Income from operations (3)	1,535
Net income (4)	893
(1) Includes net revenues and financial income from transactions with non-guarantor subsidiaries of $343 million for the nine-month period ended September 30, 2025.
(2) Includes charges from transactions with non-guarantor subsidiaries of $529 million for the nine-month period ended September 30, 2025.
(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $382 million for the nine-month period ended September 30, 2025.
(4) Includes other income/ (expense), net from transactions with non-guarantor subsidiaries of $63 million gain for the nine-month period ended September 30, 2025.
Capital expenditures
Our capital expenditures comprised of our investments in property and equipment (such as certain assets used in our fulfillment centers) and intangible assets (excluding digital assets) for the nine-month periods ended September 30, 2025 and 2024 amounted to $900 million and $555 million, respectively.
During the nine-month period ended September 30, 2025, we invested $315 million in information and technology assets in Brazil, Mexico and Argentina, and $498 million in our Brazilian and Mexican shipping premises and offices.
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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except percentages) (1)		(In millions, except percentages) (1)
Fintech monthly active users (2)	72	56	72	56
Unique active buyers (3)	107	87	77	61
Gross merchandise volume (4)	$45,131	$36,919	$16,543	$12,907
Number of items sold (5)	1,677	1,262	635	456
Total payment volume (6)	$194,129	$137,746	$71,224	$50,691
Acquiring total payments volume (7)	$132,394	$100,367	$47,712	$36,042
Total payment transactions (8)	10,964	8,030	4,013	2,936
NIMAL (9)	22.0%	28.3%	21.0%	24.2%
Capital expenditures	$900	$555	$357	$223
Depreciation and amortization	$580	$465	$209	$157
(1) Figures have been calculated using rounded amounts. Growth calculations based on this table may not total due to rounding.
(2) Fintech monthly active users is defined as Fintech payers and/or collectors as of September 30, 2025, that, during the last month of the reporting period, performed at least one of the following actions during such month: 1) made a debit or credit card payment, 2) made a QR code payment, 3) made an off-platform online payment using our checkout or link of payment solutions while logged in to our Mercado Pago fintech platform, 4) made an investment or employed any of our savings solutions, 5) purchased an insurance policy, 6) took out a loan through our lending solution, or 7) received the payment from a sale or transaction either on or off marketplace.
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
The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Net income	$1,438	$1,272	$421	$397
Adjustments:
Depreciation and amortization	580	465	209	157
Interest income and other financial gains	(130)	(107)	(49)	(43)
Interest expense and other financial losses	110	117	35	40
Foreign currency losses, net	274	132	102	40
Income tax expense	620	397	215	123
Adjusted EBITDA	$2,892	$2,276	$933	$714
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

56 | MercadoLibre, Inc.

The following table presents a reconciliation of net debt for each of the periods indicated:

	September 30, 2025	December 31, 2024
	(In millions)
Current Loans payable and other financial liabilities	$4,431	$2,828
Non-current Loans payable and other financial liabilities	3,409	2,887
Current Operating lease liabilities	401	241
Non-current Operating lease liabilities	1,636	894
Total debt	9,877	6,850
Less:
Cash and cash equivalents and digital assets (1)	2,527	2,428
Short-term investments (2)	1,496	1,051
Long-term investments (3)	1,249	1,124
Net debt	$4,605	$2,247
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
57 | MercadoLibre, Inc.

The following table sets forth the FX neutral measures related to our reported results of the operations for the nine and three-month periods ended September 30, 2025:

	Nine Months Ended September 30,
	As reported		Percentage Change	FX Neutral Measures	As reported	Percentage Change
(Unaudited)	2025	2024		2025	2024
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$20,134	$14,718	36.8%	$22,765	$14,718	54.7%
Cost of net revenues and financial expenses	(11,060)	(7,890)	40.2%	(12,286)	(7,890)	55.7%
Gross profit	9,074	6,828	32.9%	10,479	6,828	53.5%

Operating expenses	(6,762)	(5,017)	34.8%	(7,549)	(5,017)	50.5%
Income from operations	$2,312	$1,811	27.7%	$2,930	$1,811	61.8%

	Three Months Ended September 30,
	As reported		Percentage Change	FX Neutral Measures	As reported	Percentage Change
(Unaudited)	2025	2024		2025	2024
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$7,409	$5,312	39.5%	$7,908	$5,312	48.9%
Cost of net revenues and financial expenses	(4,200)	(2,873)	46.2%	(4,396)	(2,873)	53.0%
Gross profit	3,209	2,439	31.6%	3,512	2,439	44.0%

Operating expenses	(2,485)	(1,882)	32.0%	(2,641)	(1,882)	40.3%
Income from operations	$724	$557	30.0%	$871	$557	56.4%

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
Adjusted free cash flow represents cash from operating activities less the increase (decrease) in cash and cash equivalents and investments related to customer funds due to regulatory requirements and other restrictions and equity securities held at cost, investments in property and equipment and intangible assets, changes in loans receivable, net and net proceeds from/payments on loans payable and other financial liabilities related to our Fintech solutions, since we consider those liabilities as the working capital of the Fintech activities. From the second quarter of 2025 onwards, we have also included increase (decrease) in cash and cash equivalents and investments restricted due to management restriction policies and digital assets as an adjustment in the calculation of our adjusted free cash flow. We consider adjusted free cash flow to be a measure of liquidity generation that provides useful information to management and investors since it shows how much cash the Company generates with its core activities that can be used for discretionary purposes and to repay its corporate and/or commerce debt. A limitation of the utility of adjusted free cash flow as a measure of liquidity generation is that it is a partial representation of the total increase or decrease in our available cash, investments and digital assets balance for the period. Therefore, we believe it is important to view the adjusted free cash flow measure only as a complement to our entire consolidated statements of cash flows.
Net increase (decrease) in available cash, investments and digital assets
Net increase (decrease) in available cash, investments and digital assets (from the second quarter of 2025 onwards, our available funds include digital asset holdings) represents adjusted free cash flow less net proceeds from/payments on loans payable and other financial liabilities, related to our Commerce and corporate activities, payments of finance lease obligations, other investing and/or financing activities not considered above and the effect of exchange rates changes on available cash and investments. We consider Net increase (decrease) in available cash, investments and digital assets to be a measure of liquidity availability that provides useful information to management and investors after netting out all other debt and corporate payments and activities from the adjusted free cash flow.
The following table shows a reconciliation of Net cash provided by operating activities to Adjusted free cash flow and Net increase in available cash, investments and digital assets:

	Nine Months Ended September 30,
	2025	2024 (3)
	(In millions)
Net cash provided by operating activities ("CFO")	$6,907	$4,994
Adjustments to reconcile CFO to Adjusted free cash flow (1)	70	127
Increase in cash and cash equivalents and investments related to customer funds due to regulatory requirements and other restrictions (including management restriction policies) and equity securities held at cost	(2,528)	(1,584)
Investments in property and equipment and intangible assets	(900)	(555)
Changes in loans receivable, net	(4,586)	(3,316)
Proceeds from loans payable and other financial liabilities related to our Fintech solutions, net	1,755	989
Adjusted free cash flow	718	655
Payments on/Proceeds from loans payable and other financial liabilities, related to our Commerce and Corporate activities, net	(232)	214
Other investing and/or financing activities	(36)	5
Effect of exchange rate changes on available cash and investments	219	(219)
Net increase in available cash, investments and digital assets	$669	$655

Available cash, investments and digital assets (2), at the beginning of the period	4,603	3,668
Available cash, investments and digital assets (2), at the end of the period	5,272	4,323

Net cash used in investing activities	(4,178)	(6,159)
Net cash provided by financing activities	1,522	1,202
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
As of September 30, 2025, we hold cash and cash equivalents, restricted cash and cash equivalents, short and long-term investments in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of September 30, 2025, the total cash and cash equivalents, restricted cash and cash equivalents denominated in foreign currencies totaled $8,388 million, short-term investments denominated in foreign currencies totaled $2,481 million, long-term investments denominated in foreign currencies totaled $703 million and accounts receivable, credit card receivables and other means of payment (including those presented within non-current other assets) and loans receivable in foreign currencies totaled $15,235 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts, in order to mitigate our exposure to foreign exchange risk. As of September 30, 2025, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $2,045 million and our U.S. dollar-denominated long-term investments totaled $633 million.
For the nine and three-month periods ended September 30, 2025, we had a consolidated loss on foreign currency of $274 million and $102 million, respectively, mainly related to foreign exchange losses from our Argentine subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Other income (expenses), net” for more information.
60 | MercadoLibre, Inc.

Foreign currency sensitivity analysis
The table below shows the impact on our net revenues and financial income, cost of net revenues and financial expenses, operating expenses, other income (expenses), net, income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to at the moment of translating our financial statements to U.S. dollars for the nine-month period ended September 30, 2025:

	(10)% (1)	Actual	10% (2)
	(In millions)
Net revenues and financial income	$22,367	$20,134	$18,306
Expenses (3)	(19,716)	(17,822)	(16,272)
Income from operations	2,651	2,312	2,034
Other income (expenses), net and income tax expense	(964)	(874)	(799)
Net Income	$1,687	$1,438	$1,235

Total Shareholders’ Equity	$6,944	$6,218	$5,625
(1) Appreciation of the subsidiaries’ local currency against U.S. Dollar.
(2) Depreciation of the subsidiaries’ local currency against U.S. Dollar.
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
Brazilian segment
Considering a hypothetical increase (depreciation) of 10% of the Brazilian Real exchange rate against the U.S. dollar on September 30, 2025, the reported local currency net assets in our Brazilian subsidiaries would have decreased by approximately $389 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $13 million in our Brazilian subsidiaries regarding our non-functional currency net liability position.
Mexican segment
Considering a hypothetical increase (depreciation) of 10% of the Mexican Peso exchange rate against the U.S. dollar on September 30, 2025, the reported local currency net assets in our Mexican subsidiaries would have decreased by approximately $236 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $64 million in our Mexican subsidiaries regarding our non-functional currency net liability position.
Argentine segment
In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018. Argentina’s inflation rate for the nine-month periods ended September 30, 2025 and 2024 was 22.0% and 101.6%, respectively.
We use Argentina’s official exchange rate to account for transactions in our Argentine segment, which as of September 30, 2025 and December 31, 2024 was 1,380.00 and 1,032.00 Argentine Pesos, respectively, against the U.S. dollar. During the nine-month periods ended September 30, 2025 and 2024 Argentina’s official exchange rate against the U.S. dollar increased 33.7% and 20.0%, respectively. The average exchange rate for the nine-month periods ended September 30, 2025 and 2024 was 1,180.36 and 887.76, respectively, resulting in an increase of 33.0%.
Considering a hypothetical increase (depreciation) of 10% of the Argentine Peso exchange rate against the U.S. dollar on September 30, 2025, the effect on non-functional currency net asset position in our Argentine subsidiaries would have been a foreign exchange loss amounting to approximately $62 million in our Argentine subsidiaries.
See Note 2 – Summary of significant accounting policies - Foreign currency translation - Argentine currency status and Argentine exchange regulations” of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
61 | MercadoLibre, Inc.

Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our credit card receivables and on the financial debt that we use to fund Mercado Pago and lending’s operations. As of September 30, 2025, Credit card receivables and other means of payments, net totaled $6,746 million (includes $98 million presented within non-current other assets in the interim condensed consolidated balance sheets). Interest rate fluctuations could also impact interest earned through our lending solution. As of September 30, 2025, loans receivable net of the allowance for doubtful accounts from our lending solution totaled $8,192 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
As of September 30, 2025, our short-term investments amounted to $3,715 million and our long-term investments amounted to $1,336 million. Our short-term investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Note 3 – Fintech Regulations and Note 4 – Cash, cash equivalents, restricted cash and cash equivalents and investments of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.
Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of September 30, 2025, our Loans payable and other financial liabilities which accrue interest based on variable rates amounted to $5,811 million, while our Loans payable and other financial liabilities, which accrue interest based on fixed rates, amounted to $2,029 million. See Note 12 – Loans payable and other financial liabilities and Note 13 – Securitization transactions of our unaudited interim condensed consolidated financial statements for further detail. Considering a hypothetical increase of 100 basis points in the interest rates, the reported charge to the interim condensed consolidated statements of income for the nine-month period ended September 30, 2025 would have increased by approximately $39 million with the impact in Cost of net revenues and financial expenses or in Interest expense and other financial losses. We have entered into swap and future contracts to hedge the interest rate fluctuation of $909 million notional amount, $789 million of which have been designated as hedging instruments. See Note 15 – Derivative instruments of our unaudited interim condensed consolidated financial statements for further detail on derivative instruments.
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
As of September 30, 2025, the total contractual obligation fair value of our outstanding LTRP Variable Payment obligation subject to equity price risk amounted to $866 million. As of September 30, 2025, the accrued liability related to the outstanding Variable Payment of the LTRP included in Salaries and social security payable in our consolidated balance sheet amounted to $151 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:
62 | MercadoLibre, Inc.

Change in equity price in percentage	As of September 30, 2025
	MercadoLibre, Inc Equity Price	2020, 2021, 2022, 2023, 2024 and 2025 LTRP Variable contractual obligation
	(In millions, except equity price)
40%	3,287.05	1,212
30%	3,052.26	1,125
20%	2,817.47	1,039
10%	2,582.68	952
Static (1)	2,347.89	866
(10)%	2,113.10	779
(20)%	1,878.31	693
(30)%	1,643.52	606
(40)%	1,408.73	519
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Financial Statements — Note 10 – Commitments and Contingencies — Litigation and Other Legal Matters.”
ITEM 1A. RISK FACTORS
As of September 30, 2025, there have been no material changes in our risk factors from those disclosed in the Company’s 2024 10-K.
63 | MercadoLibre, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (In millions)
July, 2025	—	—	—	Up to $_
August, 2025	457	$2,342.13	457	Up to $_
September, 2025	—	—	—	Up to $_
(1) As announced on August 1, 2025, our Board of Directors authorized the repurchase of up to $4.05 million in Company stock at any time and from time to time through open-market repurchases, derivatives and trading plans, including pursuant to a 10b5-1 trading plan. During the third quarter of 2025, we repurchased 457 shares for $1 million, excluding any broker commissions, under a 10b5-1 trading plan. The 10b5-1 plan pursuant to which such shares were repurchased will expire pursuant to its terms on June 30, 2027 which is also the expiration date of the share repurchase program described above.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three-month period ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
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
10.1
Amendment No. 1 to the Amended and Restated Revolving Credit Agreement, dated September 12, 2025, among MercadoLibre, Inc., as borrower, the lenders party thereto, Citibank, N.A., as administrative agent, and MercadoLibre S.R.L., Ebazar.com.br Ltda., Mercado Pago Instituição de Pagamento Ltda, DeRemate.com de Mexico S. de R.L. de C.V., MPFS, S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda., and MercadoLibre Colombia Ltda. as guarantors.
			8-K	September 16, 2025
10.2	MercadoLibre, Inc. 2025 Non-Employee Director Deferred Compensation Plan.	*
10.3	Form of Independent Director Restricted Stock Unit Award Agreement.	*
22.1	List of Subsidiary Guarantors for the Registrant’s 2.375% Sustainability Notes due 2026 and 3.125% Notes due 2031.		10-Q	May 8, 2025
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.
*
104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.	*
65 | MercadoLibre, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: October 30, 2025.	By:	/s/ Marcos Galperin
Marcos Galperin
President and Chief Executive Officer

	By:	/s/ Martín de los Santos
Martín de los Santos
Executive Vice President and Chief Financial Officer
66 | MercadoLibre, Inc.