Form 10-K
period 2025-12-31
MERCADOLIBRE INC
filed 2026-02-25
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
(+598) 2-927-2770
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MELI	Nasdaq Global Select Market
3.125% Notes due 2031	MELI31	The Nasdaq Stock Market LLC
4.900% Notes due 2033	MELI33	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.   Yes   ☒   No   ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐   No   ☒
The aggregate market value of the registrant’s Common Stock, $0.001 par value per share, at June 30, 2025, held by those persons deemed by the registrant to be non-affiliates (based upon the closing sale price of the Common Stock on the Nasdaq Global Select Market on June 30, 2025) was approximately $122,884,971,142. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding common stock as of June 30, 2025 have been excluded from this number because these persons may be deemed affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 25, 2026, there were 50,697,182 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.
Documents Incorporated By Reference
Portions of the Company’s Definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of the Company’s fiscal year ended December 31, 2025, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

MERCADOLIBRE, INC.
FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2025
3 | MercadoLibre, Inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report. Our forward-looking statements, and the risks and uncertainties related to them, include, but are not limited to, statements regarding MercadoLibre, Inc.'s expectations, objectives and progress against strategic priorities; initiatives and strategies related to our products and services, including our inability to successfully deliver new products and services; business and market outlook, opportunities, strategies and trends; impacts of foreign exchange; the potential impact of the uncertain macroeconomic and geopolitical environment on our financial results; customer preferences and demand and market expansion; our planned product and services releases and capabilities; industry growth rates; inflation; future stock repurchases; our expected tax rate and tax strategies; and the likelihood, impact and result of pending legal, administrative and tax proceedings or government investigations. Such forward-looking statements are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A—Risk Factors” in Part I of this report. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report, as well as the factors discussed in the other reports and documents we file from time to time with the Securities and Exchange Commission (“SEC”). We note such information for investors as permitted by the Private Securities Litigation Reform Act of 1995. There also may be other factors that we cannot anticipate or that are not described in this report, generally because they are unknown to us or we do not perceive them to be material that could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these forward-looking statements except as may be required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.
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

4 | MercadoLibre, Inc.

PART I
ITEM 1. BUSINESS

MercadoLibre, Inc. (together with its subsidiaries “us,” “we,” “our,” "MercadoLibre," or the “Company”) is the leading online commerce and fintech ecosystem in Latin America. Our e-commerce platform is the leader in the region based on gross merchandise volume (“GMV”), and our fintech platform is the leader in monthly active users (“MAUs”) among fintech companies in Argentina, Chile and Mexico, and the second largest in Brazil. Mercado Libre's e-commerce platform is present in 18 countries (Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay, Venezuela (deconsolidated since December 2017), Bolivia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Honduras, Nicaragua, Panama, Paraguay and El Salvador) and our fintech platform, Mercado Pago, is present in 8 countries (Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay and Ecuador). Our ecosystem provides consumers and merchants with a complete portfolio of services to enable buying and selling online, and the processing of payments online and offline, as well as offering a wide array of simple day-to-day financial services.
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
Mercado Envios is a logistics solution that is one of the value-added services that we offer to our sellers and buyers on our platform. The logistics services we offer are an integral and crucial part of our value proposition as they reduce friction between buyers and sellers, allow us to have greater control over the full user experience and enable faster deliveries at a more competitive cost than would otherwise be available with third-party carriers. Sellers that use Mercado Envios are eligible to access shipping subsidies that enable free or discounted shipping for consumers that buy sellers’ goods on our Marketplace. Our logistics network is built around fulfillment centers (which accounts for more than half of shipments) where sellers place their inventory in our warehouses, and cross-docking, where we collect items sold from sellers directly or via a network of thousands of partner stores (“MELI Places”) where sellers drop off sold items that need to be fed into our logistics network. MELI Places are also enabled for pick up of items purchased and processing of returns. Our transportation network includes dedicated aircraft, trucks and thousands of last-mile delivery vans, the vast majority of which are owned and operated by our third-party carriers.
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
Mercado Shops is a service we offer to sellers to complement their business on our Marketplace. It is a digital storefront solution that allows sellers to set up, manage and promote their own digital stores, whilst using Mercado Libre's logistics, advertising and payments services. In January 2025, we announced the migration of Mercado Shops to “Mi Página,” which offers similar functionalities but is fully embedded within our Marketplace (without an external storefront). Mercado Shops was discontinued as of December 31, 2025.
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
As we deployed our digitally-based payments solutions, we also observed that individuals and micro, small and medium-sized enterprises (“MSMEs”) in the physical world were being underserved or overlooked by incumbent payment providers and financial institutions in Latin America, and that a very large number of retail transactions were still being settled in cash throughout the region. Consequently, we deepened our fintech offering by launching payments processing services for offline merchants through the sale of point-of-sale (“POS”) devices and quick response (“QR”) codes.
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
■Savings and investment products to invest balances stored on Mercado Pago digital accounts; and
■A cryptocurrency buy, hold and sell feature of our digital account in Brazil, Mexico and Chile, for users to buy, hold and sell selected global cryptocurrencies and stablecoins, and Meli Dólar.
Our lending solution is available in Argentina, Brazil, Mexico and Chile. We offer loans mostly to merchants and consumers that already form part of our user base, many of whom have historically been underserved or overlooked by financial institutions and therefore suffer from a lack of access to credit. Facilitating credit is a key service overlay that enables us to further strengthen the engagement and lock-in rate of our users, while also generating additional touchpoints and incentives to use Mercado Pago as an end-to-end financial solution. Our distribution capabilities and in-depth understanding of our customers’ behavior and merchants’ sales on the Mercado Libre Marketplace combined with machine learning (“ML”) (pillar of artificial intelligence (“AI”)) algorithms have allowed us to develop our own proprietary credit risk models with unique data that differentiate our scoring from traditional financial institutions. These models enable us to understand and better predict the behavior of our user and originate loans while maintaining acceptable levels of uncollectible debts.
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
Consumers can access credit lines once we score and approve them through our proprietary models. Loans can be used for a purchase on the Mercado Libre Marketplace, or on third party sites that use our payments processing technology. Since 2019, we also extend personal loans to recurring consumer credit borrowers, allowing them to buy products and services outside of our platform via the Mercado Pago digital account. In 2021, we launched the Mercado Pago credit card in Brazil, and this was followed by Mexico in 2023 and Argentina in 2025. It is free, internationally accepted, digitally managed and can be used on- and off-platform. Additionally, in Brazil we offer asset-backed loans to ease the acquisition of cars through financing granted to our users.
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
In 2025, we launched the latest iteration of the Meli+ loyalty program in Argentina, Chile and Colombia, following its launch in Brazil and Mexico in 2024. The latest iteration introduces a tiered structure designed to provide users with a choice of benefits, which differ depending on the country. The Meli+ Essential tier includes ecosystem-wide benefits such as enhanced shipping options, cashback and additional installments on Marketplace purchases. The Meli+ Total tier includes all such benefits and also provides free access to Disney+, as well as discounts on other streaming platforms, such as HBO Max and Paramount+. In Brazil, we introduced a new subscription tier, Meli+ Mega, which consolidates multiple entertainment services into a unique single-subscription bundle, offering access to streaming platforms such as Netflix, Disney+, HBO Max and Apple TV+.
We continue to scale Mercado Play, an advertising-based video on demand (“AVOD”) streaming service first launched in 2023 and available to all users in Argentina, Brazil, Mexico, Colombia, Chile, Peru and Uruguay. In 2025, Mercado Play previously available only through our apps, was made available on connected TVs for the first time. Mercado Play serves as a tool to drive user engagement on Mercado Libre and is a new platform to serve video advertising, complementing the portfolio of ads formats available through Mercado Ads. The content we offer through Mercado Play is sourced from third-party studios, with whom we have revenue sharing agreements.
6 | MercadoLibre, Inc.

We have two distinctive revenue streams in our business:
■Commerce revenue
Our Commerce business is comprised of two primary revenue streams: Services and Product Sales. Our Services revenue stream is mainly generated from Marketplace fees that include final value fees, which include the use of the payment solution, and flat fees for certain transactions below a certain merchandise value, related shipping fees, net of third-party carrier costs when we act as an agent, and storage fees, classifieds fees, advertising sales fees, membership subscription fees and fees from other ancillary businesses. Our Product Sales revenue stream entails selling merchandise on a first-party basis from our own inventory and related shipping fees.
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
To achieve these objectives, we intend to pursue the following strategies:
■Expand into additional transactional service offerings. Our strategic focus is to enable online transactions of multiple types of goods and services throughout Latin America. Consequently, we strive to launch online transactional offerings in new product and service categories where we believe business opportunities exist. These new transactional offerings include, but are not limited to: (a) offering additional product categories in our Marketplace, (b) bringing new brands to our Marketplace, (c) complementing our 3P selection with 1P goods in selected categories where we can enhance price competitiveness and assortment and (d) expanding our presence in vehicle, real estate and services classifieds.
■Continue to improve the shopping experience for our users. We intend to continually enhance our e-commerce ecosystem in order to better serve individuals, brands, retailers and other businesses that want to buy or sell goods and services online in a convenient, simple and safe way. Value-added services that we intend to continue to scale include, but are not limited to: (a) maximizing utilization of Mercado Envios, particularly our fulfillment services, (b) expanding our advertising offerings, both on- and off-platform, (c) maximizing the use of Mercado Pago as a means of payment in our Marketplace, and (d) scaling our loyalty program, MELI+. We are committed to continue investing in the development of new tools and technologies that facilitate web and mobile commerce on our platform. In line with our constant focus on innovation, a critical component of user experience is the vertical solutions that we offer across key categories. We will continue to focus on improving the functionality of our websites and apps to deliver a more efficient and safe shopping experience and providing our users with the help of a dedicated customer support department. We will continue to focus on increasing purchase frequency and transaction volumes from our existing users, as well as attracting new buyers to our platform. We believe that a significant portion of our growth will be derived from the development of these tools and technologies in the future.
■Become the principal financial services partner to our users. We intend to continue scaling Mercado Pago’s day-to-day financial services offerings for individuals and merchants through our digital account. Our strategic focus is to bring more users to Mercado Pago by leveraging our ecosystem, promoting financial inclusion and developing deep relationships with these users. We intend to promote the cross-selling of the products we offer, which include: (a) consumer & merchant loans, (b) credit and debit cards, (c) insurance, (d) savings, (e) investments, (f) digital payments, and (g) cryptocurrency buy, hold and sell. We are committed to developing new products to continue to offer innovative solutions to our users. We believe this strategy will help us maximize the utilization of Mercado Pago on our Marketplace and the value of Mercado Pago as a day-to-day financial services partner.
7 | MercadoLibre, Inc.

■Overlay value-added services onto our payments processing products. We intend to enhance the value proposition of Mercado Pago’s payments processing solutions by adding value-added services for merchants. This includes, but is not limited to: (a) our digital account to manage their finances; (b) offering credit products to help merchants to scale their businesses, and (c) offering enterprise software solutions that help merchants to manage their businesses.
■Continue to grow our business and maintain market leadership. We focus on growing our business, achieving scale-related competitive advantages and strengthening our position as a preferred commerce and fintech platform in each of the markets in which we operate. We also intend to grow our business and maintain our leadership by expanding our user base as we reduce the frictions of buying online in Latin America. We intend to achieve these goals through organic growth, by introducing our services in new countries and entering new category segments, by launching new transactional business lines, and through potential strategic acquisitions of key businesses and assets.
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
Marketing
Our marketing strategy is designed to grow our e-commerce and fintech platforms, attract new users and promote more frequent transactions. We are focused on being an acquisition and engagement engine with effective and efficient allocation of resources. We focus on cross-selling services to create a larger number of ecosystemic users, with whom we have the deepest relationships. We leverage all advertising vehicles, including mass offline networks, paid advertising, including search, shopping, social and affiliate programs, organic channels, and our own channels (email, push, real estate). As we work on diverse marketing efforts, we consistently focus on reducing dependency on paid channels by pursuing brand preference leadership in Latin America and becoming a trusted authority in the industry, which helps us build a loyal base of users. We believe in local relevance to create a unique positioning in our top markets and promote a clear, differentiated brand voice. During 2025, we strengthened our buyer acquisition and demand generation efforts with multiple initiatives that helped us to increase the usage of our ecosystem. We focused not only on peak season (Hot Sale, Black Friday) and gifting events (such as Christmas, Mother's Day), but also on creating new shopping occasions during low season by promoting new seasonal dates called “double dates.”
Product Development and Technology
On December 31, 2025, we had 20,347 employees on our information technology and product development staff, an increase of 11% from 18,282 employees on December 31, 2024, due to new hires and as a consequence of improvements in our ecosystem products, which increased our information technology and product development staff.
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
8 | MercadoLibre, Inc.

In the past, we started a deep technology overhaul to switch from a closed and monolithic system to an open and decoupled one. We split our teams into many decoupled and autonomous “cells.” A cell is a functional unit with its own team, hardware, data and source code. Cells interact with each other using Application Programming Interfaces (“APIs”). This successful overhaul allowed us to unlock greater developer productivity from all our teams. In the past, we opened up our platform to allow third parties to integrate the various features of our platform into custom applications. Since then, we have seen significant adoption of our platform and entire companies built on and around our APIs and services, all of them focused on adding even more value to our users.
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
Generative AI (“GenAI”) adoption at MercadoLibre has continued to expand across the organization. Approximately 95% of our employees have adopted GenAI tools in their work. Internal measurements show that about 30% of the code that reaches production is written with the use of AI. This blended figure reflects differences across our portfolio, where mature, large-scale systems and newer environments show varying levels of AI-generated code. All code written with AI is incorporated through our established development, review, and release processes. During the year, we also observed an approximately 40% increase in merged contributions, which we believe reflects improvements in development velocity and ongoing enhancements to our development processes.
We also use autonomous AI agents to support portions of our engineering work. These agents perform defined tasks such as contributing to code reviews, assisting with documentation, reviewing incidents, and handling certain migration and update activities across parts of our codebase. They operate as part of our broader development workflow and complement the work of our engineering teams.
In addition, the use of internal workflow-automation tools has expanded across the Company. These tools help coordinate recurring operational processes, streamline multi-step tasks, and reduce manual work across business units. Adoption of such tools has continued to grow as our teams incorporate automation into a wider range of day-to-day responsibilities, supporting greater efficiency and consistency in routine operations.
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
Competition
The online commerce market is rapidly evolving and is highly competitive. Barriers-to-entry for large, well-established technology companies are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software. While we are currently the market leader in a number of the markets in which we operate, we currently or potentially could compete with marketplace operators, businesses that offer business-to-consumer online e-commerce services or others with a focus on specific vertical categories, as well as brick and mortar retailers that have launched online offerings. Over the past few years, we have seen competition intensify not only as local players grow their e-commerce businesses, but also as international players expand, mainly in Brazil and Mexico.
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
9 | MercadoLibre, Inc.

Intellectual Property Rights
Our intellectual property ("IP") rights are critical to our future success and rely on a combination of copyright, trademark, patent designs, trade secret laws and contractual restrictions, among others.
We pursue the registration of our intangible assets in each country where we operate. Our main trademarks and domain names are duly protected in the countries where we have our main operations, however, we may not have effective protection or it might not be granted to us by the appropriate regulatory authority in every country where our services are available online, meaning our ability to protect our brands against third-party infringement would be compromised and we could face claims by third-party trademark owners. See “Item 1A. Risk factors—Intellectual Property Risks—We could face legal and financial liability upon the sale of items that infringe intellectual property rights of third parties and for information and material disseminated through our platforms.”
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
Available Information
Our investor relations website is investor.mercadolibre.com. We use our investor relations website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls and webcasts. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. Our country-specific Impact Reports for Brazil, Mexico and Argentina are available on our investor relations website. Our Corporate Governance Guidelines, Code of Ethics, and the charters of the Audit Committee, the Compensation and the Nominating and Corporate Governance Committee are also available on our website and are available in print to any stockholder upon request in writing to MercadoLibre, Inc., Attention: Investor Relations, Dr. Luis Bonavita 1294, Of. 1733, Tower II, Montevideo, Uruguay, 11300. Information on or connected to our website is neither part of nor incorporated into this report on Form 10-K or any other SEC filings we make from time to time.
10 | MercadoLibre, Inc.

Human Capital
Employees and Labor Relations
The following table shows the number of our employees by country as of December 31, 2025:

Country	Number of Employees
Brazil	61,139
Mexico	34,336
Argentina	16,726
Colombia	5,848
Chile	3,617
Uruguay	1,858
Peru	65
United States	27
Venezuela	25
Spain	16
Ecuador	7
China	6
Total	123,670
We manage operations in the remaining countries in which we have operations remotely.
Some of our employees located in Brazil, Argentina, Mexico, Uruguay and Chile are represented by different labor unions.
We consider our relations with our employees to be good and we implement a variety of human resources practices, programs and policies that are designed to hire, develop, compensate and retain our employees.
Culture and Development
Our entrepreneurial culture is the most significant attribute that makes MercadoLibre a unique place to work. This characteristic, which dates back to our early days in a garage in Buenos Aires, continues to thrive among the more than 123,000 talented individuals who comprise our exceptional team across Latin America.
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
Our leadership team plays a central role in exemplifying our culture. One of our Leadership principles is to “Lead by Example.” We expect our leaders to be the first to give their all, to inspire enthusiasm, and, above all, to embody our culture and DNA through their actions. In the past year, we have trained over 3,150 leaders to serve as multipliers of our DNA. This initiative included 120 training sessions focused on enhancing the impact of our leaders, emphasizing the importance of overcoming challenges, embodying a proactive attitude and delivering effective feedback. We are thrilled with the positive outcomes this initiative has generated, not only for the participants and their teams but also for the overall business results.
This year, as in every year, we measured the levels of employee engagement, receiving responses from more than 81,000 employees, and we achieved a remarkable 93% favorability. This milestone is particularly significant as we recognize that managing team engagement is an indispensable responsibility of our leaders. In addition, during 2025 our “Leading Operations” program trained more than 2,600 leaders to strengthen management within our logistics operations. This initiative has boosted productivity and supported our goal of expanding our logistics network to every home in Latin America.
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
11 | MercadoLibre, Inc.

Generation of quality employment opportunities
Our recruitment and hiring strategy exemplifies our commitment to being a growth engine for Latin America in response to the socio-economic challenges faced by the region in recent years. We take immense pride in creating quality employment opportunities in the region. This year, we celebrated a remarkable achievement by surpassing 123,000 employees at MercadoLibre. In 2025 alone, we welcomed more than 39,000 new team members throughout the region, particularly within our Technology, Product, and Logistics divisions. We have shown consistent expansion, almost quadrupling our workforce from 29,957 to 123,670 employees in the last four years, resulting in 37 times the workforce we had a decade ago.
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
Multiple perspectives, common purpose
We believe in effort and the value of meritocracy, and we know that the inclusion of diverse experiences drives innovation and allows us to anticipate the needs and expectations of those who choose MercadoLibre. To achieve this, we work on two complementary pillars: inclusion, through processes and actions that ensure equal opportunities within a culture that fundamentally values meritocracy; and representation, promoting the inclusion of different profiles and experiences, thus reflecting the diversity of our user community.
We ensure pay equity by conducting annual company-wide analyses, and there is no representative gap in any talent management processes, such as performance evaluations, promotions, internal rotations and employee engagement. Our priority is to guarantee an inclusive and respectful environment. In 2024, we created the Inclusion Insights Team, an intersectional team whose mission is to ensure that our initiatives and processes are inclusive and incorporate a multiplicity of perspectives and experiences, creating a great place to work for all people. The group is led by the Inclusion team and consists of 13 representatives from different groups (women, men, employees over 40, people with disabilities, different ethnicities, LGBTQI+, etc.), ensuring a balance across countries, tenure, seniority, and considering performance and cultural alignment.
We drive our business purpose by democratizing opportunities, understanding, and respecting each uniqueness. Any violation of our MELI Code must be reported, and we maintain a confidential reporting line available 24/7 for anonymous reporting.
AI-Driven Innovation at MercadoLibre
MercadoLibre is experiencing a new phase in its evolution where the transformative power of technology, specifically AI, challenges the Company to evolve its ways of working. To be prepared, MercadoLibre chooses to learn constantly, remaining in continuous beta, test, and iterate.
Based on MercadoLibre's DNA, the Company chooses not to simply “adapt,” but to anticipate and lead the transformation. The capacity and speed of learning are key at the Company. Our vision for GenAI is that everyone at the Company can use it to boost their productivity and accelerate business impact. To solve the various challenges in our operations, MercadoLibre has numerous proprietary AI solutions, and our teams are much more efficient today. We are using AI to assist our employees in the production of TV commercials, handling of customer service cases, and response to legal demands.
Beyond these specific applications, MercadoLibre is transforming its ways of working by incorporating AI into daily operations. MercadoLibre has made world-class GenAI tools available to the entire team, accelerating tasks across all roles through content creation assistants (like Gemini) and coding assistants (like GitHub Copilot), as well as proprietary decision automation agents (Verdi). To drive usage, the Company has trained over 23,000 people, including leaders and developers, on solving business challenges with AI tools, prompting, and coding. MercadoLibre also reinforces the importance of GenAI use through leadership messaging and internal “GenAI Weeks“ across business units to share practical applications. Approximately 95% of the Company’s employees have adopted AI tools in their work. This metric is more than 50% above industry benchmarks. Moreover, AI is also used as a co-pilot in the Human Capital area, specifically being used for talent identification, evaluation and engagement.
In Talent Acquisition, the Company has long used AI to assist with efficient candidate-position matching and ranking. MercadoLibre is now experimenting internally with autonomous agents for initial candidate phone-screening while ensuring that human interviews remain central to the hiring process. For Employee Support, a proprietary GenAI conversational bot handles over 1.4 million annual inquiries, increasing the self-service rate from 70% to 93%. Furthermore, in Talent Evaluation, AI assists leaders by summarizing 360° feedback and helping to prepare performance reviews. Also, in the engagement annual survey, the Company uses models like Humor Sense to automatically analyze survey content and provides leaders with an intelligent assistant that integrates results, highlights key insights, and offers recommendations for action plans.

12 | MercadoLibre, Inc.

Government Regulation
We are subject to a variety of laws, decrees and regulations that affect companies conducting business on the Internet in some of the countries where we operate related to e-commerce, fintech, privacy, data protection, taxation, obligations to provide information to certain authorities about transactions occurring on our platform or about our users, anti-money laundering regulations, transport regulations and other legislation which also applies to other companies conducting business in general. It is not clear how existing laws governing issues such as general commercial activities, property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, consumer protection, digital signatures and personal privacy apply to online businesses. Some of these laws were adopted before the Internet was available and, as a result, do not contemplate or address the unique issues of the Internet. Due to these areas of legal uncertainty, and the user’s adoption of the Internet and other online services, it is possible that new laws and regulations will be adopted with respect to the Internet or other online services. These regulations could cover a wide variety of issues, including, without limitation, online commerce, Internet service providers’ responsibility for third party content hosted in their servers, user privacy, fintech transactions, freedom of expression, pricing, content and quality of products and services, taxation (including VAT or tax collection obligations, obligation to provide certain information about transactions that occurred through our platform, or about our users), advertising, intellectual property rights, consumer protection and information security.
There are laws and regulations that address foreign currency and exchange rates in every country in which we operate. In certain countries where we operate, we need governmental authorization to pay invoices to a foreign supplier or send money abroad due to foreign exchange restrictions. See “Item 1A. Risk factors—Risks related to doing business in Latin America—Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls"” for more information.
We are also subject to significant general data protection and privacy-related regulations in many of the jurisdictions in which we operate (e.g. Law No. 13,709 in Brazil, Law No. 25,326 in Argentina, Federal Law on the Protection of Personal Data on Private Sector Possession in Mexico, Laws No. 1581/2012 and 1266/2008 in Colombia, Law No. 21.719 in Chile, Law No. 18,331 in Uruguay, Organic Law on Personal Data Protection in Ecuador, Law No. 29,733 in Peru, Personal Information Protection Law in China as well as various state-level privacy laws in the United States. These laws broadly govern the collection, use, processing, storage and transfer of personal data across both digital and physical environments. We have implemented a data protection program designed to incorporate applicable requirements into our business processes, compliance infrastructure and IT systems. Further, many jurisdictions continue to review, amend or propose additional obligations, which may require further operational or technical adjustments. Failure, or perceived failure, to comply with these evolving laws could result in regulatory investigations, fines, litigation, reputational harm, or operational restrictions.
Our Mercado Pago services are subject to regulation in the countries in which we operate, as described below:
Brazil
Mercado Pago's activities in Brazil operate under a regulatory framework consolidated by Law No. 12,865/2013, which defines the concepts of payment arrangements and payment institutions and vested the Brazilian Central Bank ("BACEN"), following guidelines set by the National Monetary Council ("CMN"), with authority to regulate and supervise the sector.
Based on that law, the BACEN Resolution 80/2021 governs the formation, operation, authorization, governance, and prudential requirements of payment institutions ("PIs") in the following modalities: electronic money issuer, postpaid instrument issuer, acquirer (merchant acquirer), and payment transaction initiator. As an authorized electronic money issuer since 2018, Mercado Pago Instituição de Pagamento Ltda. offers payment accounts with client funds segregated from its own assets and fully backed by federal government securities in the Special Settlement and Custody System ("SELIC"), ensuring redemption at any time and ring-fencing against the institution’s obligations (BACEN Resolution 80/2021). On March 11, 2020, the BACEN also approved its activities as an acquirer (merchant acquirer) and postpaid instrument issuer (credit cards), and subsequently as a payment transaction initiator, expanding the scope of services.
At the arrangement level, the BACEN Resolution 150/2021 establishes the regulatory regime applicable to payment arrangements that are part of the Brazilian Payments System ("SPB") and defines when an arrangement is not part of the SPB. Mercado Pago participates in regulated arrangements such as Pix (the Brazilian instant payments system), card network arrangements, and maintains its own payment arrangement, complying with the applicable reporting obligations (BACEN Resolution 150/2021). We have also been part of Open Finance since 2021, sharing data with the account holder’s consent, in accordance with the BACEN’s timeline and technical standards.
During March 2022, the BACEN announced new rules for PIs based on their size and complexity and raised standards for required capital. The new framework, which was effective starting in July 2023 with full implementation by January 2025, extended the application of the rule regarding proportionality of regulatory requirements (currently applicable to conglomerates of financial institutions) to financial conglomerates led by PIs. The rules required a gradual increase between 2023 and 2025 in the regulatory capital requirements applicable to our regulated Brazilian entities which from January 2025 onwards is 10.50%.
In September 2024, the Brazilian Mercado Pago's entities received the BACEN authorization to establish its own Distribuidora de Títulos e Valores Mobiliários ("DTVM"), which became operational in 2025, strengthening the investment's offering. Credit operations within the ecosystem are conducted by Mercado Crédito Sociedade de Crédito, Financiamento e Investimento S.A., a financial institution authorized by the BACEN since 2020.
On cross-cutting matters, the Brazilian Mercado Pago's entities comply with: (i) the anti–money laundering and counter–terrorism financing regime (Law No. 9,613/1998, amended by Law No. 12,683/2012, and the BACEN regulations); (ii) the centralized receivables registry; (iii) cybersecurity and cloud outsourcing policies and controls applicable to PIs; (iv) the General Data Protection Law ("LGPD") and acts of the National Data Protection Authority ("ANPD"); and (v) rules for sharing data on indications of fraud among authorized institutions, pursuant to Joint Resolution 6/2023 and the BACEN Resolution 343/2023 (electronic registry, timelines, and security requirements).
13 | MercadoLibre, Inc.

For postpaid credit, since January 2, 2024, a cap has been in force for credit card revolving balances and invoice installment plans: interest and financial charges may not exceed 100% of the original debt amount, pursuant to Article 28 of Law No. 14,690/2023 and the CMN Resolution 5,112/2023, which details the calculation of the “original amount,” invoice disclosures, and balance portability. In 2024, Law No. 14,905 (the updated “Usury Law”) amended the Civil Code and Decree No. 22,626/1933 to (a) standardize monetary restatement and the legal interest rate; and (b) exclude the application of the old interest cap to transactions contracted with institutions authorized by the BACEN (among other hypotheses), so that such transactions are not subject to the limit previously imposed by the 1933 Decree, without prejudice to other legal and consumer protection safeguards.
On November 3, 2025, the CMN and the BACEN issued Joint Resolution 14/2025 and the BACEN Resolution 517/2025, which overhaul the calculation of minimum paid-in capital and net equity required of authorized institutions, including PIs, Direct Credit Societies ("SCDs"), and Credit, Financing and Investment Societies ("SCFIs"). The requirement is no longer “by type” and now reflects the activities actually undertaken, the use of intensive technological infrastructure, and the funding profile, with transition rules through 2028. The Brazilian Mercado Pago's entities have been implementing the necessary adjustments, maintaining capital buffers and alignment with the prudential benchmarks applicable to PI-led conglomerates. Additionally, since December 1, 2025, BACEN Resolution 518/2025 has been in force, broadening the grounds for compulsory closure of payment accounts to curb improper uses, detailing the characterization and closure of “contas-bolsão,” serious registration inconsistencies, and the movement of third-party funds through own accounts, and requiring formal identification criteria and documentation retention at the BACEN’s disposal.
Mercado Pago entities in Brazil remain under BACEN supervision, as well as that of the Securities and Exchange Commission of Brazil ("CVM") due to the DTVM license, and fully comply with regulatory obligations with the knowledge that noncompliance may result in measures ranging from warnings and administrative sanctions to the cancellation of authorizations.
Mexico
In March 2018, Mexico enacted a new law that regulates both crowd-funders as well as providers of wallets and money transmittal services (the “Fintech Law”). Under the Fintech Law, institutions that provided the aforementioned services prior to its enactment are required to submit an application to the Comisión Nacional Bancaria y de Valores (the Mexican National Banking and Securities Commission or the “CNBV”) to obtain a license, and may continue to provide those services while such license application is being processed.
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
MercadoLibre, S.A. de C.V. Institución de Fondos de Pago Electrónico became a regulated financial entity towards third parties, effective on May 11, 2022 duly published in the Official Gazette, and is subject to the supervision and jurisdiction of the relevant Mexican financial regulators, including but not limited to the National Commission for the Protection and Defense of Users of Financial Services, CNBV and the Central Bank of Mexico. Amongst the regulatory obligations to which Electronic Payment Institutions are subject, the following are noteworthy: a) maintain minimum capital requirements, b) maintain sufficient reserves in high-quality liquid assets (e.g. cash, treasury bills, etc.), so as to be able to redeem, on par, the funds held on behalf of the clients, c) comply with anti-money laundering and countering of terrorism financing regulations, and d) develop and maintain sound cybersecurity and information security policies, including but not limited to the performance of recurrent vulnerability tests and the deployment of strict infrastructure controls. Additionally, in February 2022, the National Insurance and Bond Commission granted Mercado Insurtech, Agente de Seguros, S.A. de C.V. definitive authorization to operate as an Insurance Agent.
On September 11, 2024, MercadoLibre, S.A., de C.V., Institución de Fondos de Pago Electrónico submitted to the CNBV an authorization request to organize and operate as a multiple banking institution. As of the date of this filing, the aforementioned authorization is still pending approval.
On March 27, 2025, MPFS, S. de R.L. de C.V. submitted to the CNBV an authorization request to organize and operate as an investment funds management company through Mercado Pago Fondos, S.A. de C.V., Sociedad Operadora de Fondos de Inversión (a new subsidiary to be legally formed when the authorization request is approved). As of the date of this filing, this authorization is pending approval.
Argentina
In January 2020, the Central Bank of Argentina (“CBA”) enacted regulations relating to payments service providers that apply to the Fintech institutions that are not financial institutions but nevertheless, provide payment services in at least one of the stages of the payment system. On July 7, 2020, MercadoLibre S.R.L. was registered with the CBA as a payment service provider in accordance with applicable regulations, and since December 18, 2020 has also been registered as a “Proveedor No Financiero de Crédito” (non-financial loan provider).
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
On June 4, 2024, Mercado Pago Inversiones S.R.L. ("MPY") and Mercado Pago Asset Management S.A. ("MPA") were established. After its registration in the General Inspection of Justice, these subsidiaries requested a Comprehensive Settlement and Clearing Agent license and a Product Administration Agent of Collective Investment - Common Investment Funds license, respectively, from the Argentinian National Securities Commission (“CNV” according to its Spanish acronym), which were authorized on February 5, 2025.
On February 25, 2025, the CNV approved the registration of MPY as a Comprehensive Investment Fund Placement and Distribution Agent (ACDI). On the same day, the CNV approved the request made by MPA to replace Industrial Asset Management S.A. as management agent of “Mercado Fondo.” As of December 31, 2025, the assets under administration of MPA related to mutual funds amount to 4,536 million.
In April 2025, Mercado Pago Servicios de Procesamiento S.R.L. (“MPSP”) created a global program for the issuance of debt securities. The maximum principal amount of the debt securities permitted to be outstanding at any one time under the program is $500 million (or its equivalent in other currencies and/or units of value or measure). In July 2025, MPSP was authorized by the CNV to issue debt securities under Argentina's public offering regime, and as result, it is regulated by the CNV.
On June 17, 2025, we filed an application with the CBA to obtain a banking license in Argentina for a new entity to be incorporated, which will be controlled by the subsidiaries Meli Participaciones, S.L. and Marketplace Investments, LLC. As of the date of this filing, the application is currently under review.
Chile
In 2017 and 2018, Chile enacted regulations regarding the issuance and operation of payment cards, which could affect Mercado Pago’s operations, including authorization to operate, anti-money laundering obligations, capital requirements and reserve funds, operational and security safeguards, among others.
In November 2021, the Chilean Commission for the Financial Market (“CMF”) granted Mercado Pago, through its entities Mercado Pago Emisora S.A. and Mercado Pago Operadora S.A. (formerly known as MercadoPago S.A.), a prepaid card issuer license and payment card operator license, respectively. These licenses transformed Mercado Pago Emisora S.A. and Mercado Pago Operadora S.A. into regulated entities, supervised by the CMF and the Chilean Financial Analysis Unit (“UAF”, in charge of supervising anti-money laundering activities in Chile), and became obligated, among other things, to: (i) deliver information on its financial and operational management on a regular basis; (ii) maintain certain minimum capital required; (iii) set up a determined liquidity reserve; (iv) deposit and maintain users’ funds in specific banks’ accounts (only applicable to Mercado Pago Emisora S.A.); and (v) perform know your client and anti-money laundering duties.
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
On April 8, 2024, the Chilean Congress created de National Cybersecurity Agency ("ANCI") which act as the competent authority for critical and essential service providers in Chile and also published the Cybersecurity Law. Although Mercado Pago Chilean entities already comply with the law’s main obligations as a result of being regulated entities, pursuant to this new law, such entities will be subject to a new regulator and must comply with certain reporting requirements for cybersecurity incidents. However, in this context, in June 2025, Mercado Pago Operadora S.A. and Mercado Pago Emisora S.A. submitted their filings before the ANCI to be registered as "essential service providers", as required under the new regulatory framework, which were admitted. In December 2025, the ANCI published the entities that were classified as Operators of Vital Importance (“OIV”), and only Mercado Pago Operadora S.A. has been included in that list. Such classification impose Mercado Pago Operadora S.A. specific obligations regarding cybersecurity governance, technical and organizational security measures, incident reporting protocols, business continuity standards and oversight by the ANCI. Mercado Pago’s Chilean entities are preparing to meet all applicable obligations once secondary regulation is enacted.
On May 30, 2024, the Chilean Congress passed Law 21,673, which establishes a limited liability regime for users of prepaid cards in case of loss, theft, or fraud. Pursuant to Law 21,673, there may be instances in which an issuer may suspend a refund in the event of fraud or serious fault on behalf of the user claiming such refund on account of allegedly fraudulent charges. Mercado Pago Emisora S.A. completed the implementation of these measures for its compliance.
In June 2025, Mercado Pago Operadora S.A. submitted an application to the CMF for registration to execute cross-border transactions. As of the date of this filing, this application is pending approval by the CMF.
15 | MercadoLibre, Inc.

On August 6, 2025, Mercado Pago Operadora S.A. submitted an additional request to the CMF for approval of the enhancement of the existing Prepaid Card Issuer License. The proposed upgrade entails the conversion of the current license into a consolidated Prepaid Card and Credit Card Issuer License. As of the date of this filing, this additional request is pending approval.
Colombia
Colombia has regulatory frameworks for establishing clear guidelines to open accounts and delivering financial services. These include comprehensive policies for cash and risk management, with a particular focus on liquidity risk. Additionally, payment processors like Mercado Pago must adhere to high standards regarding security, privacy, and anti-money laundering compliance.
In June 2023, MercadoPago S.A. Compañía de Financiamiento obtained a license issued by Colombian Financial Superintendence to operate as a financial institution in Colombia, enabling it to offer credits, digital accounts, investments and prepaid cards. As a financial company it is subject to minimum capital, reporting, consumer protection and risk management requirements. On April 22, 2024, MercadoPago S.A. Compañía de Financiamiento started operations, currently offering only the “Ordinary Deposit” product.
Uruguay
Uruguay has implemented comprehensive regulations governing electronic payments.
In 2016, Mercado Pago was launched in Uruguay and registered in Central Bank of Uruguay ("BCU") to provide services of payments and collections ("PSPC"). In July 2023, MercadoPago Uruguay S.R.L. obtained the approval by the BCU to operate as an Electronic Money Issuing Institution (“IEDE”). On October 1, 2023, MercadoPago Uruguay S.R.L. started operations, and since then, must adhere to regulations regarding the placement of user funds, including the obligation to deposit and maintain these funds in designated local bank accounts to guarantee the availability of balances in each user’s digital account. In October 2023, MercadoPago Uruguay S.R.L. was authorized by the BCU, subject to the terms of the regulations, to invest its user funds in short-term investments, including “overnight” bank deposits, leveraging results and assuming associated risks.
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
In August 2025, MercadoPago Uruguay S.R.L. filed an application with the CBU to offer interest-bearing accounts, through a partner. MercadoPago Uruguay S.R.L. has provided all requested information but the authorization is still pending approval by the CBU.
Bermuda
On July 17, 2025, the Bermuda Monetary Authority (“BMA”) granted Meli ISAC Ltd. and Meli ISA Ltd., two Bermudian subsidiaries of the Company, a Digital Asset Business license application to issue and operate the Company’s stablecoin, Meli Dólar, which was conditional upon satisfying certain pre-commencement requirements that were completed in August 2025. Therefore, on August 18, 2025, the BMA issued the corresponding Class M Digital Asset Business licenses, thus authorizing Meli ISAC Ltd. to issue, sell or redeem digital assets, and authorizing Meli ISA Ltd. to operate as a digital assets service vendor.
On September 22, 2025, the migration of the Meli Dólar business from Uruguay to Bermuda was successfully completed under the Class M Digital Asset Business licenses and operations under this new regulatory framework commenced.
16 | MercadoLibre, Inc.

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
■Any use of AI/ML technologies in our operations may present additional labor, legal, regulatory, and social risks, which could lead to additional costs and impact our competitive position;
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
■We may be liable for or experience reputational damage resulting from user default or the failure of our ecosystem services ;
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
■We are exposed to the value of digital assets that may be subject to volatile market prices and unique risks of loss;
■Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks;
17 | MercadoLibre, Inc.

■There are potential risks related to our cryptocurrency buy, hold and sell feature;
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
■Our transactions in Latin America may be impacted by the weaknesses of secure payment methods; and
■Provisions of our certificate of incorporation and Delaware law could inhibit others from acquiring us, prevent a change of control, and may prevent efforts by our stockholders to change our management.
Set forth below is a full description of each of the risks that we believe are material to our stockholders and prospective stockholders. You should carefully consider the following factors in evaluating our Company, our properties and our business.
Risks related to our business and operations
Our business depends on the continued growth of online commerce and digital financial services, the commercial and financial activity that our users generate on our platforms and the availability and reliability of the Internet in Latin America
Online commerce and digital financial services are still a developing market in Latin America, with usage patterns continuing to evolve rapidly. A significant portion of our business is based on an Internet platform for commercial and financial transactions in which almost all activity depends on our users and is therefore largely outside of our control. For third-party sales, third party sellers decide independently which items they will list and their pricing and commercial policies. Our future revenues depend substantially on Latin American consumers’ and providers’ widespread acceptance and continued use of the Internet as a way to conduct commerce and to carry out specific financial transactions as well as on the reliability, affordability and speed of mobile data networks and fixed broadband infrastructure across the region. For us to grow our user base successfully, more consumers and providers must accept and use new ways of conducting business and exchanging information, including through mobile devices and digital financial tools. The price of personal computers and/or mobile devices and Internet access may limit our potential growth in certain areas or countries with low levels of Internet penetration and/or high levels of poverty, or where inflation and currency devaluations increase the cost of connectivity and hardware. Internet infrastructure in Latin America may not be able to support continued growth in the number of Internet users, their frequency of use or their bandwidth requirements, especially given the increasing data demands of video content, AI-driven services and logistics-tracking technologies.
Given that we operate in a business environment in Latin America that is different than the environment in which other companies providing e-commerce and digital financial services operate, including differences in connectivity costs, payment infrastructure, and logistics networks, the performance of such other companies is not an indication of our future financial performance. Availability, transaction speeds, acceptance, interest and use of the Internet across Latin America are all critical to our growth and services, as is continued access to reliable regional cloud infrastructure, payment networks and mobile platforms operated by third parties, and the occurrence of any one or more of the above challenges to Internet usage or disruptions in regional telecommunications, data centers or payment-processing networks could have a material adverse effect on our business.
18 | MercadoLibre, Inc.

We operate in a highly competitive and evolving environment
The e-commerce and omnichannel retail, e-commerce services, fintech and digital content and electronic devices industries are still relatively new in Latin America, rapidly evolving, highly innovative and intensely competitive, and we expect competition to become more intense in the future. To compete successfully, we must accurately anticipate technological developments and deliver innovative, relevant and useful products and services in a timely manner. Our competitors may respond to new or emerging technologies and capabilities, including practical applications of AI/ML, as well as changes in customer requirements, faster and more effectively than we may, and they may also devote greater resources to the development, promotion, and sale of products and services.
Barriers to entry are relatively low, and our current offline and new digital competitors, including small businesses who want to create and promote their own stores or platforms, can easily launch new sites, mobile platforms or applications at relatively low costs using software that is commercially available, or partner with other e-commerce, search, advertising or social media companies. Users who purchase or sell goods and services through us have increasingly more options, and merchants also have more channels to reach consumers. Competitors may also be more narrowly focused on a particular type of goods and create a compelling community for those particular goods. In 2025, several new global and regional entrants, including rapidly expanding Asian e-commerce platforms, gained significant market share in Latin America through low-price strategies, direct-from-manufacturer supply chains and cross-border logistics models. These developments, together with the continued growth of omnichannel and local competitors, illustrate the highly competitive nature of the Latin American e-commerce and fintech markets, where barriers to entry remain low and users and merchants can easily switch or use multiple across competing platforms at the same time.
We have many competitors in different industries, ranging from large and established companies to emerging start-ups. Mercado Libre’s Marketplace currently competes with a number of companies operating throughout Latin America, including: traditional brick and mortar retailers, e-commerce and omnichannel retailers and vendors and distributors offering physical, digital and interactive media products; online sales, auction services and comparison shopping websites; social media platforms and online and app-based means of search engines for the purchase of goods and services; companies that provide e-commerce related services such as inventory, storage and supply chain management, fulfillment, advertising and payment processing; other small online service providers, including those that serve specialty markets; and business-to-consumer online commerce services. The emergence of new international players, particularly from Asia, further demonstrates that the markets in which we operate remain open and dynamic, although such entrants may exert additional pressure on pricing, marketing expenditures and logistics capabilities across the region. Mercado Pago competes with existing online and offline companies, including, among others: traditional banks and financial institutions; fintech companies (e.g., crowdfunding institutions, electronic payment providers), and other providers of financial services and payment methods, particularly credit, prepaid and debit cards, checks, money orders, and electronic bank deposits and transactions; payment networks that facilitate processing and aggregation of payments cards and retail networks; tokenized and contactless payment services, digital wallets, cryptocurrency wallets, QR code-based solutions and other payment solutions; international and local online payments services; the use of cash, which is often preferred in Latin America; offline funding alternatives such as cash deposit and money transfer services; peer to peer payments and electronic money remittances; and other point of sale terminals and devices or technologies installed at merchants’ sites.
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
In many cases, companies that directly or indirectly compete with us provide Internet access and other services. Some of these providers may take measures that could degrade, disrupt, increase the cost of customers’ use of our services or advocate for government measures that could increase or change regulatory requirements that increase our costs, all of which could adversely affect our business and results of operations. Further, discrepancies in the enforcement of existing laws may enable our competitors to leverage such discrepancies in their favor, thereby affording them competitive advantages. Similarly, some of our competitors have been accused of anticompetitive business practices in other jurisdictions, which they can replicate in Latin American countries where antitrust authorities have not yet focused on such commercial practices and where we actively compete.
The global financial services and payments industry is continuously changing and increasingly subject to regulatory supervision and continued examination. Some of the payment services offered by our competitors operate at lower commission rates than Mercado Pago’s current rates, which has resulted in market pressures with respect to the commissions we charge for our Mercado Pago services. Moreover, establishing a financial services and payments solution entity in Latin America has proven to be difficult and resource intensive in terms of time and capital. Traditional banking and financial institutions in Latin America still have significant influence over sectoral regulators and have been relatively successful at influencing the enactment of new regulations that may hinder or restrict the overall success of fintech businesses by imposing unnecessary and cumbersome requirements or otherwise limiting their business models. This influence makes it harder to promote innovative payment solutions and policy changes to adapt regulation to an ever changing and fast growing innovative and disrupting industry. In addition, the development of contactless and near-field communication ("NFC") payments in Latin America has been influenced by global device manufacturers’ restrictions on third-party access to NFC technology. While recent regulatory developments in Brazil have begun to open access, most markets in the Latin American region remain limited in their access to such technology. These restrictions constrain our ability, and that of other local payment providers, to offer uniform tap-to-pay functionality across operating systems and devices, thereby affecting competition and innovation dynamics in mobile payments in the region.
19 | MercadoLibre, Inc.

Any use of AI/ML technologies in our operations may present additional labor, legal, regulatory, and social risks, which could lead to additional costs and impact our competitive position
We are expanding our investment in AI/ML across the entire Company. This includes using generative AI and continuing to integrate AI capabilities into our products and services. While AI/ML can present significant benefits, it can also present risks and challenges to our business. Because AI/ML is a developing technology, legal frameworks for AI/ML governance are unsettled, quickly developing, and unpredictable. The use of AI/ML could lead to legal and regulatory investigations and enforcement actions, or may give rise to specific obligations, including required notices, consents and opt-outs, under various data privacy, protection and cybersecurity laws and regulations in a number of jurisdictions. Additionally, the integration of autonomous AI agents into our workflows introduces heightened risks related to unpredictable system behavior and reduced human oversight, which could lead to significant operational errors, cybersecurity vulnerabilities, or inaccuracies. Any failure to properly govern or control these autonomous agents could lead to regulatory non-compliance, potential legal liabilities and reputational harm arising from unauthorized or unintended agent actions. Some uses of AI/ML pose emerging ethical issues and present a number of risks that cannot be fully mitigated, including data sourcing, technology integration, bias in decision-making algorithms, discrimination or AI hallucinations, open source software issues, security challenges and the protection of personal privacy that could slow down or impair the adoption and acceptance of AI/ML. Moreover, the AI/ML and cloud computing ecosystem is characterized by high concentration in hardware and infrastructure supply, and our ability to scale certain AI/ML models may depend on the pricing and availability of computing resources provided by a small number of global vendors, which may limit our speed or cost efficiency relative to competitors. AI/ML technology and services are highly competitive, rapidly evolving, and require significant investment, including development and operational costs, to meet the changing needs and expectations of our existing users and attract new users. Our ability to deploy and leverage certain AI/ML technologies critical for our products and services and for our business strategy, and to enhance productivity across the organization, may depend on the availability and pricing of third-party equipment and technical infrastructure. Additionally, other companies may develop AI products and technologies that are similar or superior to our technologies or more cost-effective to deploy. Other companies may also have (or in the future may obtain) patents, copyrights or other proprietary rights that could prevent, limit, or interfere with our ability to make, use, or sell our own AI/ML products and services. We may not be able to compete effectively with our competitors and our strategy to integrate AI/ML technology into our products and services may also not be accepted by our customers or by other businesses in the marketplace. Furthermore, the non-deterministic nature of generative AI outputs may undermine the reliability and trustworthiness of our products and services, which may lead to customer dissatisfaction, brand or reputational harm or legal or regulatory liabilities. If the output from AI/ML in our products or services is deemed to be inaccurate or questionable, or if the use of AI/ML does not operate as anticipated or perform as promised, our business and reputation may be harmed. The integration of AI/ML may also expose us to risks regarding intellectual property ownership and license rights, particularly if any copyrighted material is embedded in training models. Any failure on our part to effectively and efficiently utilize AI/ML to enhance our operations or products and services may result in material impacts to our financial performance, financial results and overall business strategy.
We rely on third-party platforms, such as Google Play and Apple app stores, to access our Mercado Libre and Mercado Pago apps
Our Mercado Libre and Mercado Pago mobile applications depend on distribution through third-party app stores operated by global mobile operating system providers, primarily Apple’s App Store and Google Play. We are subject to the providers' standard developer terms and conditions, which they can modify unilaterally and with little notice. These terms govern the content, promotion, and distribution of apps and include requirements such as the mandatory use of the platform’s own payment processing system for certain digital goods and services, typically subject to commissions ranging from 15% to 30% of the transaction value, restrictions on informing users of alternative payment channels (anti-steering), and limitations on in-app distribution of digital goods or services that compete with the platform owner’s offerings. These commercial and technical restrictions may increase our operating costs, reduce pricing flexibility and limit our ability to deploy and monetize new digital products, including streaming, advertising and loyalty programs. They may also place us at a competitive disadvantage in connection with digital ecosystems that are vertically integrated and do not incur similar distribution or payment-processing fees. Additionally, regulatory and legal scrutiny of these practices has intensified globally. Recent enforcement actions in the European Union and Brazil have challenged app-store restrictions on payments, anti-steering clauses and access to NFC functionality. While the impact of these developments in Latin America remains uncertain, any future regulatory or contractual changes affecting app-store rules could alter our cost structure, distribution capabilities or competitive position. If changes to these terms or their enforcement disrupt the availability or functionality of our applications, or if we are unable to maintain effective distribution through these platforms, our business, results of operations and growth prospects could be materially affected.
Our future success depends on our ability to expand and adapt our operations to meet rapidly changing industry and technology standards in a cost-effective and timely manner
Rapid, significant and disruptive technological changes impact the industries in which we operate. Moreover, the effects of technological changes on our business are uncertain and depend on our access to global infrastructure and standards that we do not control. Our success depends on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards and interoperability requirements.
We plan to continue to expand our operations by expanding our services internationally and developing and promoting new and complementary services. We may have limited or no experience in our newer market segments, which can present new and difficult technology and regulatory challenges, including compliance with local data, payments and interoperability requirements. We may not succeed at expanding our operations in a cost-effective or timely manner, and our expansion efforts may not have the same or greater overall market acceptance as our current services, which could damage our reputation and diminish the value of our brands. Similarly, a lack of market acceptance of these services or our inability to generate satisfactory revenues from any expanded services to offset their cost could have a material adverse effect on our business, results of operations and financial condition.
20 | MercadoLibre, Inc.

We must constantly add new hardware, update software, enhance and improve our billing and transaction systems, and add and train new engineering and other personnel to accommodate the increased use of our website, apps and the new products and features we regularly introduce. This upgrade process is expensive and the increasing complexity and enhancement of our website results in higher costs, and ultimately may not be successful. Our revenues depend on prompt and accurate billing processes. Failure to upgrade our technology, transaction-processing capabilities, features, transaction processing systems, security infrastructure, or network infrastructure to accommodate increased traffic or transaction volume, or the increased complexity of our website could materially harm our business and our ability to collect revenue. The successful operation of these systems depends in part on reliable access to computing capacity and third-party technology providers. Any disruption or failure in our IT systems or infrastructure, or those of our third-party providers, could result in system failures, delays or errors in our operations, which could harm our business and financial results.
We may also need to enter into relationships with various strategic partners, websites, cloud providers, other online service providers, shipping and logistics companies and other third parties necessary to our business. The increased complexity of managing multiple commercial relationships could lead to execution problems that can affect current and future revenues and operating margins, as well as our reputation. The expansion of our Mercado Pago and Mercado Envios businesses into new countries may also require a close commercial relationship with one or more local banks, regulators or other intermediaries, which may prevent, delay or limit the introductions of our services in such countries or subject us to differing interoperability and compliance standards. If our users have negative experiences with, or view unfavorably, any of the companies or partners with whom we have relationships, it could cause them to stop using our products and services and negatively impact our results of operations. In addition, changes in access terms, pricing or technical specifications imposed by global device, platform or cloud providers could influence our ability to innovate or deploy new services on a consistent basis across markets.
The markets in which we operate are rapidly evolving and we may not be able to maintain our profitability
As a result of the emerging nature and related volatility of the markets and economies in the countries in which we operate, ongoing inflationary and currency-exchange volatility in certain Latin American markets, and the entry of new global and regional competitors that exert pricing and margin pressure, the increased variety and mix of services and products that we offer, including technology and AI-driven initiatives with significant upfront investment requirements, and the rapidly evolving nature of our business, it is particularly difficult for us to forecast our revenues or earnings accurately. Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed or committed to long-term technology, logistics and infrastructure programs that cannot be scaled down quickly. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall or cost increase driven by infrastructure, energy or compute-resource pricing. Accordingly, any significant shortfall in revenues relative to our planned expenditures may have an immediate adverse effect on our business, results of operations and financial condition and may be exacerbated by increased competitive intensity and macroeconomic uncertainty in our main markets.
We may be liable for or experience reputational damage resulting from user default or the failure of our ecosystem services
Our success depends largely upon sellers accurately representing and reliably delivering the listed goods and buyers paying the agreed purchase price. We have received in the past, and anticipate that we will receive in the future, complaints from users who did not receive the purchase price or the goods agreed to be exchanged, and regarding the quality or the partial or non-delivery of purchased items. While we can suspend the accounts of users who fail to fulfill their obligations to other users, we do not have the ability to force users to meet their obligations. Our Buyer Protection Program, which is generally available to all of our buyers, has been implemented to address those situations, subject to certain conditions. As we expand the coverage of our Buyer Protection Program, the number and amount of reimbursements may increase. Effective customer service requires significant personnel expense and investment in developing programs and technology infrastructure to help customer service representatives carry out their functions, which if not properly managed, could significantly impact our profitability.
In addition, failure to handle customer complaints effectively and negative publicity generated as a result of the fraudulent or deceptive conduct of any of our sellers could damage our reputation, diminish the value of our brands and negatively impact our results of operations.
The aforementioned risks are also applicable to the broad range of services offered through Mercado Pago, where we may also receive claims that our financial products or services—such as payments, transfers, fund settlements, loans, or cash advances—do not work properly or are not fulfilled on time. These services expose us to additional risks, such as failures or delays in the settlement or accreditation of funds, operational errors in transactions or transfers, claims related to unavailable balances, disputes over charges or refunds, as well as defaults on loans or cash advances granted to merchants / buyers.
Fraudulent activity by our users could negatively impact our operating results, brand and reputation and cause the use of services to decrease
We are subject to the risk of fraudulent activity by our users, including fraudulent and illicit sales, money laundering, bank fraud, fraud from means of payment entities, employee fraud, third parties providers' fraud and online securities fraud. Measures to detect and reduce the occurrence of fraudulent activities are complex and require continuous improvement, and there can be no assurance that we will be able to successfully and accurately detect, prevent or deter fraud, particularly new and continually evolving forms of fraud. As our business grows, the cost of remediating fraudulent activity, including customer reimbursements, may materially increase and could negatively affect our operating results. In addition, users’ fraudulent or potential illegal activities when using our platforms or payment solutions we offer could expose us to civil or criminal liability and could have a material adverse effect on our financial performance, our business or our reputation.
21 | MercadoLibre, Inc.

We incur losses from claims of customers who did not authorize a purchase, from buyer fraud and from erroneous transmissions. Third parties have attempted, and will likely continue to attempt, to abuse access to and misuse our payments solution to commit fraud by, among other things, creating fictitious accounts using stolen or synthetic identities or personal information, making transactions with stolen financial instruments or fraudulently inducing users of our platforms into engaging in fraudulent transactions. Due to the digital nature of our payments services, third parties may perform abusive schemes or fraud attacks that are often difficult to detect and may reach a scale that would otherwise not be possible in physical transactions. Numerous and evolving fraud schemes and misuse of our payments service could subject us to significant costs and liabilities, require us to change our business practices, lead to loss of customer confidence in, or decreased use of, our products and services, damage our reputation and brands, and divert the attention of management from the operation of our business. In addition to the direct costs of such losses, if the losses are related to credit card transactions and become excessive, they could result in Mercado Pago losing the right to accept credit cards for payment, which could adversely affect our business.
We are subject to consumer trends and could lose revenue if certain items become less popular or if we fail to meet customer demand
Our future revenues depend on continued demand for the types of goods that we sell, that users list on the Mercado Libre Marketplace or that users pay for with Mercado Pago on or off the Mercado Libre Marketplace. Demand for our products and services can fluctuate significantly for many reasons, including due to perceived availability, consumer trends, the adoption of new technologies (such as AI-driven tools) that may bypass our marketplace search results, seasonality, promotions, product launches, defective products or unforeseeable events, such as in response to natural or man-made disasters, public health crises (including pandemics), extreme weather (including as a result of climate change), geopolitical events, or changes in or uncertainty about macro-economic conditions, which could impact the overall volume of transactions on our platforms. A decline in the demand for or popularity of certain items sold through the Mercado Libre Marketplace without an increase in demand for different items could result in reduced revenues.
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
Manufacturers may limit distribution of their products by distributors, prevent distributors from selling through us or encourage governments to limit e-commerce
Manufacturers may attempt to enforce minimum resale price maintenance arrangements to prevent distributors from selling on our websites or on the internet generally, or at prices that would make our site unattractive relative to other alternatives or may impose selective-distribution or platform-parity requirements that restrict authorized sellers from offering their products on open marketplaces such as ours. Such practices, if adopted broadly by manufacturers, could reduce the range of products offered online and thereby influence overall marketplace dynamics. Increased competition or anti-Internet distribution policies and new brand-control strategies, including algorithmic price monitoring or differentiated fulfillment incentives, could result in reduced operating margins, loss of market share and diminished value of our brand. In order to respond to changes in the competitive environment, we may, from time to time, make pricing, service or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among some of our sellers, which could reduce activity on our websites and harm our profitability. In addition, regulatory authorities in several Latin American jurisdictions have begun to scrutinize vertical-distribution and online-channel restrictions, and any such investigations or enforcement trends could affect the way manufacturers and marketplaces interact in the region.
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
Mercado Pago offers certain of its users the option to use the balances stored on their Mercado Pago digital accounts to invest in certain investment products including low-risk investment funds (money market fund equivalents). For the purposes of offering such intermediated investment functionality, in some cases, Mercado Pago has entered into diverse contractual relationships with third parties to serve as the managers of the investment funds and the facilitators of all associated investment services, including but not limited to the execution of investment orders. In such cases, the scope of Mercado Pago’s involvement in these services is generally strictly limited to (i) providing the technology infrastructure and processing charges and payments from users that use their balances held with Mercado Pago to invest, and (ii) sending the appropriate instructions to our investment partners. The third party providers have complete decision-making authority over the funds and their investment strategies. A disruption in our relationships with such third party providers or any of the services they provide to our users could adversely affect our customers’ confidence in our business. In addition, the value of the investments made by our users in the respective investment funds may fluctuate over time as a result of factors not in our control, such as market conditions and investment decisions made by our third party providers. If there is a disruption in the services provided by our third party providers or the investments made by our users otherwise decrease in value, our users may try to pursue claims or legal actions against us, which could affect our reputation and results of operations.
Any failure by us or by such third party providers to comply with financial and capital markets regulatory frameworks, or any deficiency in operational, technological, know-your-customer ("KYC"), suitability or anti-money laundering and counter-terrorism financing ("AML"/"CFT") controls in connection with these products, could result in regulatory investigations or sanctions, including fines, restrictions on activities, suspension or cancellation of authorizations, as well as civil claims by users, all of which could adversely affect our reputation, business and results of operations.
22 | MercadoLibre, Inc.

We rely on banks and investment funds that acquire Mercado Pago’s receivables and payment processors to fund transactions, and changes to card association fees, rules or practices may adversely affect our business
Mercado Pago relies on banks, investment funds or payment processors to process the funding of Mercado Pago transactions and Mercado Libre Marketplace collections, and we must pay a fee for this service. From time to time, card associations may increase the interchange fees they charge for each transaction using one of their cards. Card processors have the right to pass on to us any increases in interchange fees or their own fees for processing. These increased fees increase the operating costs of Mercado Pago, reduce our profit margins from Mercado Pago operations and, to a lesser degree, affect the operating margins of the Mercado Libre Marketplace. We also offer Mercado Pago prepaid and debit cards in Brazil and Mexico, respectively (both under VISA brand), and prepaid cards in Argentina and Chile (both under MasterCard brand); and Mercado Pago credit cards in Brazil (under VISA brand), Mexico and Argentina (under MasterCard brand). If any of these companies were to be unwilling or unable to provide these services to us, or if they are willing to provide these services but at less favorable terms, our business and results of operations would be adversely affected.
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
A rise in interest rates may negatively affect our Mercado Pago payment volume
We offer users the ability to pay for goods purchased in installments using Mercado Pago in some of the countries where we operate. In 2025 and 2024, installment payments represented 19.0% and 20.3%, respectively, of Mercado Pago’s total payment volume. To subsidize the cost of the installment payment feature, from time to time we pay interest to discount credit card receivables, securitize credit card receivables through trusts or finance Mercado Pago business through financial debt. In all of these cases, if interest rates increase, we may have to raise the installment fees we charge to users that would likely have a negative effect on Mercado Pago’s total payment volume.
Changes in Mercado Pago’s funding mix and ticket mix could adversely affect Mercado Pago’s results
Mercado Pago pays significant transaction fees when customers fund payment transactions using debit or credit cards or through unaffiliated third-party providers, nominal fees when customers fund transactions from their bank accounts, and no fees when customers fund transactions from an existing Mercado Pago account balance. Our financial performance remains highly sensitive to changes in the proportion of payments funded with credit cards, which we refer to as funding mix sensitivity. Customers may prefer to pay with credit cards rather than bank transfers for various reasons, including due to the ability to pay in installments, dispute charges (including chargebacks), earn rewards and defer payment, or due to a reluctance to provide bank account information to Mercado Pago. Certain costs and transaction fees that Mercado Pago pays in connection with specific payment methods are fixed on a per-transaction basis regardless of ticket size, while others vary by card network. We generally charge a fee calculated as a percentage of the transaction amount. As a result of these fixed cost dynamics, if we receive a larger percentage of low-ticket transactions or a greater volume of payments routed over higher-cost card networks, our profit margins may decline, and we may need to raise prices, which in turn could adversely affect transaction volumes.
23 | MercadoLibre, Inc.

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
A decline in economic, political, market, health and social conditions could impact our users as well, and their decisions could reduce the number of cards, accounts, and credit lines of their account holders, which ultimately impact our revenues. Any events or conditions that impair the functioning of the financial markets, tighten the credit market, or lead to a downgrade of our current credit rating could increase our future borrowing costs and impair our ability to access the capital and credit markets on favorable terms, which could affect our liquidity and capital resources, or significantly increase our cost of capital. Similar to other businesses with significant exposure to credit losses, we face the risk that our lending users may default on their payment obligations, making the receivables uncollectible and creating the risk of potential write-offs, which could negatively impact our liquidity. Any of these events could adversely affect our business and results of operation.
The funding and growth of our lending business are directly related to interest rates; a rise in interest rates may negatively affect our lending business and results of operations.
We face significant risks related to the ongoing reliability of our logistics network and shipping service
In certain countries where we operate, we offer users our Mercado Envios shipping service through integration with local carriers. We generally pay local carriers directly for their shipping costs, and separately decide the shipping costs paid by our customers. The decision to raise the shipping fees charged to users may have a negative effect on Mercado Envios’ shipping volume, and the decision not to do so may result in a decrease in the operating margins of our commerce operations.
We rely on a number of local carriers (through non-exclusivity agreements) to receive the inventories for our first-party business and on third parties to ship orders to customers. The unavailability of the services of local carriers in certain regions with high demand could negatively affect our ability to make shipping services available to our customers, which could in turn have a material adverse effect on our shipping service, operating results, and financial condition.
Failure to successfully operate our fulfillment network may also negatively affect our business
Through our logistics solution, Mercado Envios, we offer sellers on our platform fulfillment and temporary warehousing services, including maintaining inventories of third parties that sell products through our platform. We also use fulfillment and temporary warehousing services for our first-party business. As we continue to add fulfillment centers, our fulfillment network may become more complex, and the operation of such centers may present significant challenges, including organized crime and drug dealers operating in certain regions where we provide logistic solutions, increasing the complexity of tracking inventories and the operation of our fulfillment network. Our failure to accurately forecast customer demand, seller demand for storage, staffing and properly handle inventories and commercial relationships with third parties could result in excess or insufficient fulfillment capacity, service interruptions, an inability to optimize platform fulfillment or staffing, unexpected costs and may adversely affect our reputation or results of operations. Any supply chain constraint that affects us, our merchants or vendors could also adversely affect our ability to operate our fulfillment network effectively.
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
We continue to build new warehouses to manage the increasing demand of our logistics solution. These construction efforts are subject to a risk of delay as well as risks relating to the quality of the construction and regulatory requirements, which could increase our costs and negatively impact our ability to grow capacity in time to adequately meet demand.
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
24 | MercadoLibre, Inc.

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
We may have inadequate business insurance coverage, which would require us to spend significant resources in the event of a disruption of our services or other contingency
Even though we have business insurance coverage to face major contingencies affecting our services and goods, it may be inadequate to compensate for our losses, its coverage may be limited, or the amount of our insurance may be less than the related loss or we may be unable to recover all or part of the insured amounts due to the financial condition or insolvency of our insurance providers. Any business disruption, litigation, system failure or natural or man-made disaster may cause us to incur substantial costs and divert resources, which could have a material adverse effect on our business, results of operation and financial condition.
Our debt instruments contain restrictions that limit our flexibility in operating our business, and changes by any rating agency to our outlook or credit rating could negatively affect us
The terms of our senior unsecured notes issued in January 2021 and December 2025, the revolving credit agreement and certain collateralized debt under securitization transactions contain, and any debt instruments we enter in the future may contain, covenants that restrict or could restrict, among other things, our business and operations. Failure to pay amounts due under a debt instrument or a breach of any of its covenants may result in the acceleration of the indebtedness (subject in certain cases to a grace or cure period). Moreover, any such acceleration and required repayment of, or default in respect of, any of our indebtedness could, in turn, constitute an event of default under other debt instruments, thereby resulting in the acceleration and required repayment of other indebtedness we may have. Any of these events could materially adversely affect our liquidity and financial condition.
25 | MercadoLibre, Inc.

Additionally, our reliance on structured credit vehicles (special purpose entities used to securitize credit cards receivable or loans receivable) with a concentrated investor base exposes us to redemption, refinancing, and pricing risks; the loss or reduced participation of one or more key investors could constrain our funding capacity, increase our cost of capital, and require adjustments to our credit origination strategy.
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
We are exposed to the value of digital assets that may be subject to volatile market prices and unique risks of loss
We have used a portion of our cash reserve to purchase financial assets or other alternative reserve assets that are exposed to the value of digital assets and we may continue acquiring and holding them from time to time in the future.
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
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks
We publish an annual integrated impact report, that describes, among others, our policies, practices and initiatives across a variety of environmental, social and governance (“ESG”) matters, including our contribution to socio-economic development, inclusion and financial education, human capital management and efforts to reduce our environmental impact. The implementation of these initiatives is complex and subject to contingencies, dependencies, and in certain cases, reliance on third-party verification and/or performance, and may require considerable investments. Further, these efforts may impose additional costs and expose us to new risks, including increased scrutiny from customers, regulators, investors and other stakeholders related to our ESG practices and disclosure. Stakeholder expectations regarding ESG matters continue to evolve and are becoming increasingly divergent among and within stakeholders. For example, some of our Marketplace customers may elect to reduce purchases from us if we are unable to verify that our performance and products meet the specifications of responsible sourcing programs. Investor advocacy groups, investment funds and institutional investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. If we are targeted by those who disagree with our public positions on ESG issues, or if we do not otherwise successfully manage ESG-related expectations across investors and other stakeholders, it could erode stakeholder trust, impact our reputation, subject us to litigation or shareholder activism, which could adversely affect our business and reputation.
In addition, there can be no assurance that our current policies, practices, reporting frameworks and principles will be in compliance with any new environmental and social laws and regulations that may be promulgated in the U.S. and other jurisdictions. New government regulations or guidance could also result in new, curtailed or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, taxes, diligence and disclosure. The costs of changing any of our current practices to comply with any new legal and regulatory requirements in the U.S. and other jurisdictions in which we operate, which could result in differing or competing regulations and standards across these markets, may be substantial. Furthermore, industry and market practices may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends and stay competitive among our peers. Increased ESG related compliance costs for us as well as among Marketplace merchants and vendors and various other parties within our supply chain could result in increases to our overall operational costs.
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
26 | MercadoLibre, Inc.

There are potential risks related to our cryptocurrency buy, hold and sell feature
There are potential risks to MercadoLibre in connection with a feature of our Mercado Pago services that gives customers the ability to access—through our Mercado Pago platform—digital-assets trading and custody services that are rendered by third parties, which allow users to buy, hold, sell and transfer certain global cryptocurrencies and stablecoins.
For our buy, hold and sell Mercado Pago feature, we rely on third party service providers to perform several functions in connection therewith. Such service providers (“SPs”) provide our customers digital-assets exchange services (whereby customers can buy and sell certain digital-assets) as well as digital-assets custody services. The SPs are also responsible for securing our customers’ digital-assets and protecting them from loss or theft. We, in turn, provide a platform that acts as an interface for our customers to access the SPs’ services. A disruption in our relationship with the SPs or in any of the services provided by them to users could adversely affect our customers’ confidence in our digital-assets offerings through the SPs and, by extension, our business.
Our SPs rely on computer software, hardware and telecommunications infrastructure and networking to provide services to our customers related to the token and digital-assets exchange and custody services. These computer-based services are subject to disruption, delay and/or failure, which could cause our users to lose access to our Mercado Pago platform or to the SPs’ services. Any such technical issues could negatively affect our customers’ confidence in the digital-assets offering.
In addition, the SPs maintain the cryptographic private keys that allow access to the digital accounts where our customers’ digital-assets are held in custody. While we have taken steps to make these offerings secure, digital assets in the custody of various other custodians have in the past been hacked or lost. In the event that those private keys are lost, destroyed, unable to be accessed or in any way compromised and no back up of such private keys exists, the SPs will not be able to access the digital-assets held on behalf of our customers in their custody. The SPs’ failure to safeguard the digital-assets owned by our customers may result in losses to our customers, which could adversely affect our customers’ confidence in digital-assets and negatively affect our business. In addition, the decentralized and pseudonymous nature of digital assets raises novel compliance risks and challenges; the SPs’ failure to maintain necessary controls or safeguard against improper transactions—for example, with sanctioned parties— due to process or control oversight could lead to regulatory penalties and reputational harm for the Company.
The market perception and regulatory environment concerning digital assets, including cryptocurrencies and stablecoins, are uncertain and evolving. Jurisdictions where we operate may enact legislation subjecting us to additional money transmitter or other regulations in connection with digital-assets exchange services or may require us to obtain licenses or regulatory authorizations in connection with these activities. Any changes to, or failure to comply with, these laws and regulations, or any laws or regulations affecting services that involve a partnership with a custodian and blockchain infrastructure providers, may negatively impact our ability to enable our customers to buy, hold and sell digital-assets in the future and may adversely affect our business.
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
27 | MercadoLibre, Inc.

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
Internet Services Regulation
There is uncertainty in many of the countries where we operate with respect to the liability of Internet service providers, the application of existing regulations to our business as they relate to, or the enactment of new regulations or legislation relating to, issues such as e-commerce, electronic or mobile payments, information requirements for Internet providers, data collection, data protection, data security, data localization, online privacy, cryptocurrencies, AI/ML (e.g. in relation to risk analysis) governing anti-money laundering, taxation, reporting obligations, consumer protection and businesses. This uncertainty could negatively affect our users’ perception and use of our services, and could result in significant expense if we have to defend cases in an unclear legal environment.
Privacy and Data Protection
We process significant amounts of personal data from users, employees, service providers and partners across multiple jurisdictions. Our ability to collect, use, store, and transfer such data lawfully is essential to our operations. Privacy and data protection laws continue to expand in scope and complexity worldwide, including in Latin America, where countries such as Brazil, Chile, Ecuador, Peru, Colombia, Mexico and Argentina have enacted or are considering stricter frameworks governing processing of personal data (including cross-border transfers of the same). Moreover, the interpretation and application of many existing or recently enacted privacy and data protection laws and regulations are uncertain and fluid, and it is possible that such laws and regulations may be interpreted or applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. Any such new laws or regulations, any changes to existing laws and regulations and any such interpretation or application may affect demand for our products and services, impact our ability to effectively transfer data across borders in support of our business operations or increase the cost of providing our products and services. Complying with these varying and sometimes conflicting rules also requires continuous investment in governance, systems, and monitoring, and failure to do so could result in substantial fines, investigations or reputational harm.
We could also be required to fundamentally change our business activities and practices, or modify our products and services, which could have an adverse effect on our business. We expect to allocate significant additional resources to prevent security or privacy breaches and to address issues caused by any breaches. In the event of a personal data breach, we may be required to notify the relevant authorities (including the SEC, central banks and other regulators overseeing our fintech operations) and/or the affected individuals. Such mandatory disclosures could lead to negative publicity, damage our reputation, devalue our brands and may cause our current and prospective customers to lose confidence in the effectiveness of our privacy program and data security measures. The use of AI/ML, including potential inadvertent disclosure of confidential information or personal data, could also lead to legal and regulatory investigations and enforcement actions, as well as reputational harm or may give rise to specific obligations, including required notices, consents and opt-outs, under various data privacy, protection and cybersecurity laws and regulations in a number of jurisdictions.
Rapid technological developments—including the use of AI/ML and cloud computing—further increase compliance challenges. These technologies can derive or infer sensitive personal data and may be subject to emerging transparency, fairness, and accountability requirements. As we expand our use of AI/ML and automated decision-making, regulators in the region and globally are developing specific rules that may impose limits on high-risk AI systems, mandate algorithmic impact assessments, impose specific obligations (including required notices, consents and opt-outs), or require human oversight. Some of these measures could restrict or delay the deployment of AI-enabled products or increase compliance costs.
We expect that Latin American jurisdictions will adopt new AI and data governance regulations inspired by the EU AI Act and similar international models, potentially introducing stricter obligations on risk classification, data quality, and cross-border data management. Such developments may affect how we design, train, and deploy AI systems and manage user information. Divergent local requirements may also limit our ability to maintain unified global systems or practices.
Failure or perceived failure to comply with evolving privacy or AI obligations could result in regulatory enforcement, litigation, or loss of trust from users and partners. Even where we believe our practices are compliant, new interpretations or public scrutiny could lead to operational disruption and reputational damage. The financial and operational costs of remediation or adaptation to new standards may be material.
We remain committed to maintaining strong privacy and data protection standards, proactively monitoring legal developments, and embedding privacy and AI governance across our organization. However, given the speed of regulatory change and technological evolution, there can be no assurance that future obligations will not exceed our ability to adapt in a timely or cost-effective manner.
28 | MercadoLibre, Inc.

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
In addition, Brazil is currently undergoing a tax reform to replace several local taxes with a dual VAT system. The new system will become effective in 2026 and will face a transitional period until 2033, with the progressive charging of the new taxes and the extinction of the ones currently in place, as well as the implementation of the split payment system. For additional information regarding this and other Brazilian tax reforms, please refer to Note 2 – Summary of significant accounting policies - Sales tax - Brazilian Tax Reform - Consumption taxation and Note 13 – Income taxes - Brazilian Tax Reform - Income tax.
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
Competition
We may be subject to private claims, lawsuits, regulatory and government investigations, other proceedings and orders involving allegations that our actions may violate antitrust or competition laws, or otherwise constitute unfair competition. Regulations concerning competition and digital platforms continue to evolve in the jurisdictions where we operate, and authorities may examine a wide range of conduct, including data use, interoperability and commercial relationships with sellers, buyers or partners. In August 2025, the Mexican antitrust authority (Comisión Federal de Competencia Económica, now the Comisión Nacional Antimonopolio) concluded its proceeding regarding alleged barriers to competition in the e-commerce market in Mexico. The authority identified potential concerns related to the operation of Buy Box algorithms and the integration of logistics services by Amazon Mexico and Mercado Libre, however, no corrective measures were imposed and the proceeding was closed. Governments and other regulators in Latin America continue to monitor competition in digital markets and may initiate new reviews or inquiries in the future.
Private claims have been and may continue to be brought against us in the future for potential breaches of antitrust or competition law and/or unfair competition. Contractual agreements and/or our business practices with buyers, sellers, financial partners or other companies could give rise to regulatory action, antitrust investigations or litigation in the jurisdictions where we operate. Such claims and investigations, even if without foundation, typically are very expensive to defend, involve negative publicity and substantial diversion of our management's time and effort, and could result in significant judgments against us or in commitments, remedies or modifications to our business practices. They could also lead to additional compliance costs or adjustments to certain aspects of our operations. Competition authorities in several Latin American jurisdictions continue to cooperate and exchange information on digital-market issues, which may lead to simultaneous or coordinated reviews of similar matters.
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
29 | MercadoLibre, Inc.

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
Sanctions
As a U.S-incorporated entity, MercadoLibre is subject to U.S. sanctions administered by the Office of Foreign Assets Control (“OFAC”). MercadoLibre’s non-U.S. subsidiaries are required to comply not only with local but also with U.S. sanctions in the same way that MercadoLibre is required to do so. OFAC has the authority to impose civil penalties for violations of U.S. sanctions, and the U.S. Department of Justice is authorized to bring criminal actions against persons that willfully violate U.S. sanctions. Compliance with United Nations sanctions is also mandatory under local law in the jurisdictions where MercadoLibre operates. Failure to comply with any such obligations could result in significant criminal and civil penalties, in addition to reputational and operational consequences.
Shipping
A number of jurisdictions where we operate have enacted legislation regulating shipping services. If we fail to comply with shipping services laws or regulations, or if we engage in an unauthorized shipping business, we could be subject to liability, required to cease doing business with residents of certain countries, or to change our business practices or to become a postal entity. Any change to our Mercado Envios business practices that makes the service less attractive to customers or prohibits its use by residents of a particular jurisdiction could decrease the speed of trade on the Mercado Libre Marketplace, which would further harm our business. Even if we are not required to change our Mercado Envios business practices, we or our service providers could be required to obtain licenses or regulatory approvals, which could be a very expensive and time consuming process, and we cannot assure that we would be able to obtain them in a timely manner or at all.
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
Our policies prohibit the sale, storage and/or transport of certain items (both on our platform and/or in our fulfillment centers and/or through third party carriers providing services to users of Mercado Libre) and we have implemented various actions to monitor and remove unlawful goods and services from our marketplace, which we continually work to improve.
However, we are aware that certain goods, such as alcohol, tobacco, firearms, protected animal species, adult material, medication, drugs and other goods that may be subject to regulation by local or national authorities of various jurisdictions have been traded by users on the Mercado Libre Marketplace in complete infringement to our policies, bypassing our various security efforts and measures, to go undetected. We have at times been—and may continue to be—subject to fines for certain users’ sales of products that have not been approved or infringe laws dictated by the applicable government. We are also aware that certain goods expressly excluded from our shipping services pursuant to our policies were stored in our fulfillment centers and/or delivered through third-party carriers providing services to our users.
We cannot provide any assurances that we will successfully avoid civil or criminal liability for unlawful activities that our users, service providers or third-party carriers carry out when using our services in the future. If we suffer potential liability for any unlawful activities of our users, service providers or third-party carriers, including as a result of damages to individuals or assets, we may need to implement additional measures to reduce our exposure to this liability, which may require, among other things, that we spend substantial resources and/or discontinue certain service offerings. Any costs that we incur as a result of this liability or asserted liability could have a material adverse effect on our business, results of operations and financial condition.
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
30 | MercadoLibre, Inc.

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
Despite these measures and our efforts to combat IP infringement, we are not able to prevent all misappropriation, violation or infringement of IP rights—and some IP owners may consider our efforts insufficient. Mercado Libre was included on the United States Trade Representative’s Notorious Markets List for 2020 and also on the European Commission’s 2020 Counterfeit and Piracy Watch List. Although we were removed from both watchlists in 2022, and we have not been included since then, it is possible that we may continue to be nominated or included in these and/or any other similar watchlists. We have also received, and anticipate that we may continue to receive, legal claims from content and IP owners alleging violations of their IP rights and also from users affected by listing takedowns and account restrictions, which could result in substantial monetary damages awards, penalties or costly injunctions against us, as well as adversely affect our reputation. It is also possible that new laws and regulations may be adopted with respect to intermediary liability or mandatory out-of-court procedures to resolve any disputes related to intermediary liability that could have a material adverse effect on our operations.
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
31 | MercadoLibre, Inc.

Some of our know-how or technology is not patented or patentable and may constitute trade secrets. To protect our trade secrets, we have a policy of requiring our employees, consultants, advisors and other collaborators who contribute to our material intellectual property to enter into confidentiality agreements. We also rely on customary contractual protections with our suppliers and customers, and we implement security measures intended to protect our trade secrets, know-how and other proprietary information. However, no assurances can be given that those contracts will not be breached. Further, those contracts and arrangements may be ineffective in protecting our trade secrets or confidential information and may not prevent unauthorized disclosure.

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
Our Company extensively utilizes open source software (“OSS”), presenting significant intellectual property challenges. We have established the OSPO (Open Source Program Office) to oversee OSS compliance, contribute to open source project development, and implement company-wide OSS usage policies. Despite the implementation of OSPO, we cannot guarantee that all of our employees accurately use and integrate OSS tools. As a result, given the high level of OSS consumption in our Company, we cannot guarantee that our use of OSS software will not inadvertently infringe upon third-party intellectual property rights or fully comply with pertinent OSS licenses. In addition, we cannot guarantee that our employees will not disclose any Company software to the open source software community. From time to time, companies that use OSS have faced claims challenging the use of OSS and/or demanding compliance with open source license terms. We could be subject to suits by parties claiming non-compliance with open source licensing terms. Moreover, these licenses may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate, are based on or that link to OSS for no cost, that we make publicly available the source code for any of our proprietary software that we create based upon, or that incorporates, links to or otherwise uses the OSS, or that we license such software under the terms of the particular open source license.
Additionally, the AI/ML technologies in our product offerings and operations may be trained on data sets that include open source software or may draw from sources that might subject our AI/ML technologies to certain license restrictions or other obligations. While we monitor and control the use of open source software in our products and services, and we try to ensure that no open source software is used in such a way to require us to subject our proprietary software to open source licensing terms (including to disclose the source code to third parties), there can be no guarantee that such use could not inadvertently occur. Further, use of open source AI/ML technologies poses additional risks relating to the underlying training data sets, including an increased risk in intellectual property infringement or non-compliance with open source license terms as a result of such training data sets potentially derived from data sourced without permission or outside the scope of the underlying open source license, as well as challenges in asserting copyright ownership on new code (resulting output) generated from AI/ML technologies. Use of open source software may also give rise to security risks, including due to lack of proper maintenance and support for such open source software. Any of the foregoing could harm our intellectual property rights and materially and adversely affect our operations, financial condition, business and prospects.
As our Company’s business grows and our reliance on OSS and AI tools increases, the potential risk of facing IP claims becomes more pronounced. Addressing these infringement claims can be costly, time-consuming, and could significantly impact our business, operational results, financial health and reputation.
Cybersecurity and Technology Risks
Any delay or problem with operating or upgrading our existing information technology infrastructure could cause a disruption in our business and adversely impact our financial results
Our ability to operate our business on a day-to-day basis largely depends on the efficient operation of our information technology infrastructure and our cloud providers, the largest of which are Amazon Web Services and Google Cloud Platform. We have been and continue to be susceptible to hacks into our systems or other security breaches by unauthorized third parties. We are also susceptible to errors in connection with any systems upgrade or migration to a different hardware or software system, errors or incidents of our cloud providers, bugs or other problems for any of the software we use, either developed in-house or provided by third parties. Security breaches, regulatory requirements, national security prohibitions or other developments that might prevent these third parties from providing services to us or our users could harm our business.
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
32 | MercadoLibre, Inc.

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
We are subject to security breaches, disruption and confidential data theft from our systems, which can adversely affect our reputation and business
A significant risk to our business lies both in the secure transmission of confidential information over public networks and in the continuity of our operations, given our heavy reliance on technology. We rely on encryption, authentication, data protection, infrastructure and application security hardening, monitoring and response measures to safeguard our systems and securely transmit confidential information. However, advances in computing capabilities, new discoveries in cryptography or other unforeseen events may compromise the technology we use to protect customer transaction data. There is no assurance that the security measures we have put in place will be effective in every case, and our response process to incidents may not be adequate, may fail to accurately assess the severity of an incident, may not be fast enough to prevent, detect and report or limit harm or may fail to sufficiently remediate an incident. Failures and breaches in security could result in a negative impact for us and for our customers, adversely affecting our and our customers’ businesses, assets, revenues, brands and reputations, disrupting our operations and resulting in penalties, fines, litigation, regulatory proceedings, regulatory investigations, remediation efforts, indemnification expenditures, increased insurance premiums, reputational harm, negative publicity, lost revenues and/or other potential liabilities, in each case depending on the nature of the information disclosed.
The techniques employed to gain unauthorized, improper or illegal access to our systems, data, or customers' data—such as disabling or degrading services or sabotaging systems—are constantly evolving. These techniques have become increasingly complex and sophisticated, can be challenging to detect quickly and are often not recognized until actively deployed against a target. Also, the development and proliferation of AI/ML in addition to other related technologies, may increase our exposure to cyber-attacks and other cybersecurity risks by providing third parties with enhanced capabilities to breach our systems, and may require us to spend additional resources to further strengthen our defenses against such threat. While we may not initially assess some of these issues as material and may address them promptly, there is no guarantee that such incidents will not result in significant legal, financial or reputational harm, including government inquiries, enforcement actions, litigation and negative publicity.
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
Additionally, remediation efforts may not be successful and could result in interruptions, delays or cessation of service, unfavorable publicity, damage to our reputation, customer allegations of breach-of-contract, possible litigation, and loss of existing or potential customers that may impede our sales or other critical functions.
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
Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls
Most Latin American countries have historically experienced, and may continue to experience in the future, high rates of inflation, which could lead to further government intervention in the economy, including the introduction of government policies that could adversely affect our results of operations. Brazil, Argentina and Mexico, which together accounted for 95.6% and 95.7% of our net revenues and financial income for 2025 and 2024, respectively, have experienced volatility and significant devaluations in the past. For the year ended December 31, 2025, the inflation rate in Brazil, Argentina and Mexico was 4.3%, 31.5% and 3.7%, respectively. Since July 1, 2018, we have classified our Argentine operations as highly inflationary in accordance with U.S. GAAP, and use the U.S. dollar as the functional currency of our Argentine subsidiaries for purposes of reporting our financial statements. Argentina’s annual inflation rate for the years ended December 31, 2025, 2024 and 2023 was 31.5%, 117.8% and 211.4%, respectively, and Argentina’s official exchange rate against the U.S. dollar increased 41.0%, 27.7% and 356.3%, respectively.
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
34 | MercadoLibre, Inc.

Because we conduct our business outside the U.S. and receive almost all of our revenues and financial income in currencies other than the U.S. dollar, but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. The results of operations in the countries where we operate are exposed to foreign exchange rate fluctuations as our financial results are translated from the applicable local currency into U.S. dollars upon consolidation. If the U.S. dollar weakens against foreign currencies, as has occurred in some years, the translation of these foreign-currency-denominated transactions will result in increased net revenues and financial income, operating expenses, and net income. Similarly, our net revenues and financial income, operating expenses, and net income will decrease if the U.S. dollar strengthens against the foreign currencies of countries in which we operate. For the year ended December 31, 2025, 52.6% of our net revenues and financial income was denominated in Brazilian Real, 22.4% in Mexican Pesos and 20.6% in Argentine Pesos. Certain of our subsidiaries may be subject to exchange control regulations that might restrict their ability to convert local currencies into U.S. dollars. Brazilian law provides that whenever there is a serious imbalance in Brazil’s balance of payments or reason to foresee a serious imbalance, the Brazilian government may impose temporary restrictions on the remittance to foreign investors of the proceeds of their investments in Brazil.

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
35 | MercadoLibre, Inc.

We conduct annual International Organization for Standardization Information Security Management Systems (“ISMS”) Requirements (“ISO/IEC 27001”) reviews and Payment Card Industry Data Security Standard (“PCI-DSS”) reviews of our payment information security controls with the assistance of an external certified auditor.
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
Our risk management framework includes processes to manage cybersecurity risks associated with AI, such as enhanced governance of AI-related traffic, expanded automated scanning and blocking capabilities, and the building of comprehensive inventories that support continuous monitoring. We also deploy cross-ecosystem protections—including prompt-injection defenses, confidentiality controls for conversations and sensitive data, a strong focus in agentic identity management to ensure secure authentication and authorization across AI-driven interactions, and dedicated initiatives to identify and mitigate shadow AI usage across the organization.
Our risk management framework also includes processes to manage cybersecurity risks associated with third parties, including, a third-party risk management program that focuses on identifying security and data privacy risks arising out of our interactions with critical third-party suppliers and payment methods, and a program focused on assessing risks arising in mergers and acquisitions transactions. Additionally, we have procedures in place to block high-risk providers, minimize sensitive access paths, and automate key evaluations. Together, these measures are intended to reduce the likelihood and impact of AI-related cybersecurity incidents while enabling the safe and responsible use of AI across the organization.
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
Governance
Management
The cybersecurity risk management processes described above are managed by our Cybersecurity VP under the supervision of the risk committee. Our risk committee is comprised of the Chief Financial Officer, Commerce President, Fintech President and the Heads of Corporate Affairs, Risk & Compliance, Data Privacy, Information Security, AML & Sanctions, Legal & Government Relations, Commerce Product Development, Fintech Product Development and IT Infrastructure. The primary purpose of the risk committee is to assist management and the board, either directly or indirectly through the board’s Audit Committee, with their oversight of the Company’s financial and non-financial risks, including cybersecurity risks. Our Cybersecurity VP and certain other members of our risk committee are skilled in technology, security and/or risk and compliance. Our Cybersecurity VP is a certified information systems security professional (CISSP) with over 25 years of experience in cybersecurity, information security governance, technology and operational risk management, and fraud prevention. He holds a degree in computer engineering and has led large, geographically distributed security and technology organizations across Latin America. His background spans multiple industries, including e-commerce, fintech, logistics and digital services, where he has designed and implemented enterprise cybersecurity strategies, cloud security programs, incident response capabilities and risk-based control frameworks. He also played a foundational role in establishing and scaling the Company’s cybersecurity function, contributing to the development of its governance model and the expansion of its regional security operations.
36 | MercadoLibre, Inc.

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
Board of directors
Our full board of directors provide ultimate oversight for the cybersecurity program, in addition to other significant risks of the Company. The board of directors has delegated primary oversight of cybersecurity risks and threats to the Audit Committee. The Audit Committee supervises the Company’s risk management framework, including the policies and procedures used to identify, assess, measure, and manage both current and potential cybersecurity risks. On an annual basis—and whenever circumstances require—management and/or members of the Risk Committee brief the Audit Committee on cybersecurity matters, including any material risks. These updates cover the nature and evolution of cybersecurity risks, as well as initiatives aimed at strengthening and optimizing cybersecurity processes. In the event of a specific cybersecurity incident, these briefings also provide details on the incident’s status, the stakeholders informed, and the remediation actions underway.
ITEM 2. PROPERTIES
We lease facilities in different countries of Latin America that are used for administrative, marketing, product development and shipping activities purposes. All of our offices are occupied under lease agreements, except for one of our Argentine offices and the Venezuelan offices that are owned by the Company. The leases for our facilities provide for renewal options and after expiration, we can renegotiate the leases with our current landlords, or move to another location. From time to time we consider various alternatives related to our long-term facility needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.
For Mercado Envios, we operate fulfillment, cross docking and service centers in multiple locations in Argentina, Brazil, Mexico, Chile, Colombia, United States, Peru, Uruguay and China.
Our headquarters are located in Montevideo, Uruguay. Our data centers are located in Virginia, United States, and occupy approximately 100 square meters. As of December 31, 2025, our owned and leased facilities (excluding data centers) provided us with square meters as follows:

	Argentina	Brazil	Mexico	Others	Total
Owned facilities (1)	5,499	—	—	880	6,379
Leased facilities	192,139	2,589,203	2,024,993	129,185	4,935,520
Managed by Third Parties (2)	135,480	756,778	—	149,221	1,041,479
Total facilities	333,118	3,345,981	2,024,993	279,286	5,983,378
(1) Includes offices in Venezuela.
(2) Includes properties that are leased by the Company and managed by third parties.
ITEM 3. LEGAL PROCEEDINGS
Please refer to Item 8 of Part II, Financial Statements and Supplementary Data—Note 14 – Commitments and Contingencies—Litigation and Other Legal Matters.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information for Common Stock
Shares of our common stock, par value $0.001 per share, trade on the Nasdaq Global Select Market (“NASDAQ”) under the symbol “MELI.”
37 | MercadoLibre, Inc.

Holders of record
As of January 31, 2026, we had 198 holders of record of our common stock. This figure does not reflect the beneficial ownership of shares held in nominee name.
Dividend Policy
After reviewing the Company’s capital allocation process, the board of directors has concluded that it has multiple investment opportunities that can generate greater return to shareholders through investing capital into the business over a dividend policy. Consequently, the board of directors suspended the payment of dividend to shareholders as from the first quarter of 2018.
Equity Compensation Plan Information
Information regarding securities authorized for issuance under the Company’s equity compensation plan as of December 31, 2025 is set forth in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.”
Recent Sales of Unregistered Securities
There were no sales of unregistered securities by us during the year ended December 31, 2025.
Issuer Purchases of Equity Securities
During the three-month period ended December 31, 2025, there were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock.
Stock Performance Graph
The graph below shows the total stockholder return of an investment of $100 on December 31, 2020 through December 31, 2025 for (i) our common stock; (ii) the Nasdaq Composite Index; (iii) the S&P 500 Index; and (iv) the Dow Jones Industrial Average Index. Stock price performance shown in the graph below is not indicative of future stock price performance:
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
38 | MercadoLibre, Inc.

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
■a discussion of our principal trends and results of operations for the years ended December 31, 2025, 2024 and 2023;
■a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
■a discussion of our liquidity and capital resources and a discussion of our capital expenditures;
■a description of our key performance indicators; and
■a description of our non-GAAP financial measures.
For discussion on results from 2024 compared to 2023, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.
Certain monetary amounts included elsewhere in this document have been subject to rounding adjustments. Accordingly, figures shown as totals and percentages in certain tables may not be the arithmetic aggregation of the figures that precede them.
Business Overview

Our e-commerce platform is the leader in the Latin America region based on GMV, and our fintech platform is the leader in MAUs amongst fintech companies in Argentina, Chile and Mexico, and the second largest in Brazil. Mercado Libre's e-commerce platform is present in 18 countries (Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay, Venezuela, Bolivia, Costa Rica, Dominican Republic, Ecuador, Guatemala, Honduras, Nicaragua, Panama, Paraguay and El Salvador) and our fintech platform, Mercado Pago, is present in 8 countries (Argentina, Brazil, Mexico, Chile, Colombia, Peru, Uruguay and Ecuador). Our ecosystem provides consumers and merchants with a complete portfolio of services to enable buying and selling online, and the processing of payments online and offline, as well as offering a wide array of simple day-to-day financial services.
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
Mercado Envios is a logistics solution that is one of the value-added services that we offer to our sellers and buyers on our platform. The logistics services we offer are an integral and crucial part of our value proposition as they reduce friction between buyers and sellers, allow us to have greater control over the full user experience and enable faster deliveries at a more competitive cost than would otherwise be available with third-party carriers. Sellers that use Mercado Envios are eligible to access shipping subsidies that enable free or discounted shipping for consumers that buy sellers’ goods on our Marketplace. Our logistics network is built around fulfillment centers (which accounts for more than half of shipments) where sellers place their inventory in our warehouses, and cross-docking, where we collect items sold from sellers directly or via a network of thousands of partner stores (“MELI Places”) where sellers drop off sold items that need to be fed into our logistics network. MELI Places are also enabled for pick up of items purchased and processing of returns. Our transportation network includes dedicated aircraft, trucks and thousands of last-mile delivery vans, the vast majority of which are owned and operated by our third-party carriers.
39 | MercadoLibre, Inc.

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
Mercado Shops is a service we offer to sellers to complement their business on our Marketplace. It is a digital storefront solution that allows sellers to set up, manage and promote their own digital stores, whilst using Mercado Libre's logistics, advertising and payments services. In January 2025, we announced the migration of Mercado Shops to “Mi Página,” which offers similar functionalities but is fully embedded within our Marketplace (without an external storefront). Mercado Shops was discontinued as of December 31, 2025.
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
As an extension of our asset management and savings solutions for users, we launched a digital assets feature as part of the Mercado Pago account in Brazil, Mexico and Chile, in 2021, 2022 and 2023, respectively.. This service allows our millions of users to purchase, hold and sell selected digital assets through our interface without leaving the Mercado Pago application, while a partner acts as the custodian and offers the blockchain infrastructure platform. This feature is available for all users through their Mercado Pago account. In 2024 and 2025 we launched “Meli Dólar,” a stablecoin that is pegged to the US dollar, in Brazil, Mexico and Chile. Members of our loyalty program receive their cashback in Meli Dólar and all Mercado Pago users can buy, hold and sell the stablecoin without any fees.

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
The following table sets forth the percentage of our consolidated net revenues and financial income by segment for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(% of total consolidated net revenues and financial income)	2025	2024	2023 (1)
Brazil	52.6%	54.9%	51.8%
Mexico	22.4	22.4	20.3
Argentina	20.6	18.4	23.5
Other countries	4.4	4.3	4.4
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of 2023 results to our audited consolidated financial statements for further details.
Net revenues and financial income for the year ended December 31, 2025 as compared to the year ended December 31, 2024 are described in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Net revenues and financial income.
40 | MercadoLibre, Inc.

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
Allowance for doubtful accounts
For loans receivable that share similar risk characteristics such as product type, country, unpaid installments, days delinquent, and other relevant factors, we estimate the lifetime expected credit loss allowance based on a collective assessment. The same methodology is applied for the measurement of the current expected credit losses (“CECL”) for the exposure to off balance sheet unused agreed loan commitment on credit cards portfolio. The lifetime expected credit losses is determined by applying probability of default and loss given default models to monthly projected exposures, then discounting these cash flows to present value using the portfolio’s loans interest rate, estimated as a weighted average of the original effective interest rate of all the loans that conform to the portfolio segment. The probability of default is an estimation of the likelihood that a loan receivable will default over a given time horizon. For most of the products, probability of default models (“PDs”) are estimated using a survival methodology; these PDs are constructed using individual default information through time, taking into account the expected future delinquency rate (forward-looking models) using three probability-weighted macroeconomic scenarios (base, optimistic and pessimistic) following the increased complexity and possible outcomes of the global, regional and domestic macroeconomic performance, so that the models include macroeconomic outlook or projections and recent performance. With this model, we estimate marginal monthly default probabilities for each delinquency bucket, type of product and country. Each marginal monthly probability of default represents a different possible scenario of default. However, for new products with limited historical information such as asset backed loans, we estimate PDs using roll rates/transition, until sufficient history is available to migrate to fully empirical approaches. The exposure at default is equal to the receivables’ expected outstanding principal, interest and other allowable balances. We estimate the exposure at default that the portfolio of loans would have in each possible moment of default, meaning for each possible scenario mentioned above. For credit cards loans we estimate an amortization pattern based on historical information. Also, for Brazil credit cards loans, we use, as applicable, a one month credit conversion factor (“CCF”) estimated according to terms and conditions, considering the increase in the volume of credit cards portfolio. The loss given default (“LGD”) is the percentage of the exposure at default that is not recoverable. The LGD is estimated using work-out and Chainladder approaches. This percentage depends on days past due, type of product and country, and is estimated by measuring an average of historical recovery rates from defaulted credits. For asset-backed products, since there is almost no information to apply either a work-out or Chainladder approach, we use the Basel III guidelines for credit risk management. The measurement of the CECL is based on probability-weighted scenarios (probability of default for each month), in view of past events, current conditions and adjustments to reflect the reasonable and supportable forecast of future economic conditions. When Management considers that it is needed, we use an expert credit judgment overlay to reflect factors not captured in the results produced by the CECL model. Considering a hypothetical increase in the probability of default of 10%, we would have recognized an increase in our allowance for doubtful accounts for loans receivable and off-balance sheet unused agreed loan commitment on credit cards portfolio of approximately $99 million.
We believe that the accounting estimate related to allowance for doubtful accounts on loans receivable is a critical accounting estimate because it requires Management to make complex assumptions and scenarios to estimate the CECL.
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
From time to time, we are involved in disputes that arise in the ordinary course of business. We are currently involved in certain proceedings as discussed in “Item 3—Legal Proceedings,” and in Note 14 – Commitments and Contingencies to our audited consolidated financial statements. We believe that we have meritorious defenses to the claims against us, and we will defend ourselves accordingly. However, even if successful, our defense could be costly and could divert Management’s time. If the plaintiffs were to prevail on certain claims, we might be forced to pay material damages or modify our business practices. Any of these consequences could materially harm our business and could have a material adverse impact on our financial position, results of operations or cash flows.
41 | MercadoLibre, Inc.

Income taxes
We are required to recognize a provision for income taxes based upon taxable income and temporary differences between the book and tax bases of our assets and liabilities for each of the tax jurisdictions in which we operate. This process requires a calculation of taxes payable under currently enacted tax laws in each jurisdiction and an analysis of temporary differences between the book and tax bases of our assets and liabilities, including various accruals, allowances, depreciation and amortization. The tax effect of these temporary differences and the estimated tax benefit from our tax net operating losses are reported as deferred tax assets and liabilities in our consolidated balance sheets. We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or all of our deferred tax assets will not be realized, we establish a valuation allowance. As far we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our “Income tax expense” line in our consolidated statements of income. Please refer to Note 2 – Summary of significant accounting policies and Note 13 – Income taxes to our audited consolidated financial statements for additional information regarding income tax.
Results of operations
Principal trends in results of operations
The information included in this section sets forth, for the years presented, certain data from our consolidated statements of income. This information should be read in conjunction with our audited consolidated financial statements and the notes to those statements included elsewhere in this report.
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
■subscription fees associated with MELI+ memberships and third party digital content subscriptions; and
■fees from other ancillary businesses.
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
■interest, cash advances and fees from credit cards, merchant, consumer and asset-backed loans granted under our lending solution;
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
42 | MercadoLibre, Inc.

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
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the years ended December 31, 2025, 2024 and 2023, no single customer accounted for more than 5.0% of our net revenues and financial income.
Our net revenues and financial income grew during the year 2025, boosted by the growth of credit originations from our lending solution, an increase in total payment volume and fees due to payment in installments in our Mercado Pago platform, and the growth in gross merchandise volume.
The following table summarizes our consolidated net revenues and financial income for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,		Change from 2024 to 2025		Year Ended December 31,		Change from 2023 to 2024
	2025	2024	in Dollars	in %	2024	2023 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Net revenues and financial income	$28,893	$20,777	$8,116	39.1%	$20,777	$15,107	$5,670	37.5%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of 2023 results to our audited consolidated financial statements for further details.
The following table summarizes our consolidated net revenues and financial income by revenue stream and geographic segment for the years ended December 31, 2025, 2024 and 2023:

Consolidated net revenues and financial income	Year Ended December 31,		Change from 2024 to 2025		Year Ended December 31,		Change from 2023 to 2024
	2025	2024	in Dollars	in %	2024	2023 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Brazil
Commerce	$9,184	$7,038	$2,146	30.5%	$7,038	$4,512	$2,526	56.0%
Fintech	6,017	4,368	1,649	37.8	4,368	3,309	1,059	32.0
	15,201	11,406	3,795	33.3	11,406	7,821	3,585	45.8
Mexico
Commerce	4,185	3,072	1,113	36.2	3,072	1,979	1,093	55.2
Fintech	2,290	1,592	698	43.8	1,592	1,092	500	45.8
	6,475	4,664	1,811	38.8	4,664	3,071	1,593	51.9
Argentina
Commerce	2,034	1,407	627	44.6	1,407	1,261	146	11.6
Fintech	3,928	2,411	1,517	62.9	2,411	2,289	122	5.3
	5,962	3,818	2,144	56.2	3,818	3,550	268	7.5
Other countries
Commerce	891	642	249	38.8	642	449	193	43.0
Fintech	364	247	117	47.4	247	216	31	14.4
	1,255	889	366	41.2	889	665	224	33.7
Consolidated
Commerce	16,294	12,159	4,135	34.0	12,159	8,201	3,958	48.3
Fintech	12,599	8,618	3,981	46.2	8,618	6,906	1,712	24.8
Total	$28,893	$20,777	$8,116	39.1%	$20,777	$15,107	$5,670	37.5%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of 2023 results to our audited consolidated financial statements for further details.
43 | MercadoLibre, Inc.

See Note 8 – Segments of our audited consolidated financial statements for further information regarding our net revenues and financial income disaggregated by similar products and services for the years ended December 31, 2025, 2024 and 2023.
Our Commerce revenues grew $4,135 million, or 34.0%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase in Commerce revenues was primarily attributable to:
■an increase of $2,674 million in Commerce services revenues mainly related to a 26.4% increase in gross merchandise volume and higher flat fee contributions for low gross merchandise volume transactions. Shipping carrier costs, which are netted against revenues, decreased $42 million, from $1,021 million for the year ended December 31, 2024 to $979 million for the year ended December 31, 2025, mainly due to an increase in the share of shipping services where we act as principal, as opposed to agent during the first quarter of 2025; and
■an increase of $1,461 million in our revenues from Commerce products sales, mainly in Brazil, Mexico and Argentina.
Our Fintech revenues grew 46.2%, from $8,618 million for the year ended December 31, 2024, to $12,599 million for the year ended December 31, 2025. This increase is mainly generated by:
■an increase of $2,258 million in our Credits revenues, mainly as a consequence of higher originations.
■an increase of $1,716 million in our revenues from Financial services and income, mainly related to our off-platform transactional fees and financing transactions, as a result of a 41.3% increase in our total payment volume.
Brazil
Commerce revenues in Brazil increased 30.5% in the year ended December 31, 2025 as compared to 2024. This increase was generated by an increase of $1,164 million in our Commerce services revenues and an increase of $982 million in our revenues from Commerce products sales. Fintech revenues grew by 37.8%, a $1,649 million increase, during the year ended December 31, 2025 as compared to 2024, mainly driven by an increase of $1,236 million in our Credits revenues and an increase of $413 million in our revenues from Financial services and income.
Mexico
Commerce revenues in Mexico increased 36.2% in the year ended December 31, 2025 as compared to 2024. This increase was generated by an increase of $824 million in our Commerce services revenues and an increase of $289 million in our revenues from Commerce products sales. Fintech revenues grew 43.8%, a $698 million increase, during the year ended December 31, 2025 as compared to 2024, mainly driven by an increase of $361 million in our Credits revenues and an increase of $331 million in our revenues from Financial services and income.
Argentina
Commerce revenues in Argentina increased 44.6% in the year ended December 31, 2025, as compared to 2024. This increase was generated by an increase of $515 million in our Commerce services revenues and an increase of $112 million in our revenues from Commerce products sales. Fintech revenues grew 62.9%, a $1,517 million increase, during the year ended December 31, 2025 as compared to 2024, mainly driven by an increase of $861 million in our revenues from Financial services and income and an increase of $656 million in our Credits revenues.
The following table sets forth our total net revenues and financial income and the sequential quarterly growth of these net revenues and financial income for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except percentages)
2025
Net revenues and financial income	$5,935	$6,790	$7,409	$8,759
Percent change from prior quarter	(2%)	14%	9%	18%
2024
Net revenues and financial income	$4,333	$5,073	$5,312	$6,059
Percent change from prior quarter	(2%)	17%	5%	14%
2023 (1)
Net revenues and financial income	$3,186	$3,585	$3,927	$4,409
Percent change from prior quarter	2%	13%	10%	12%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of 2023 results to our audited consolidated financial statements for further details.
44 | MercadoLibre, Inc.

The following table sets forth the growth in net revenues and financial income in local currencies, for the years ended December 31, 2025 and 2024 as compared to the same periods in 2024 and 2023, respectively:

	Changes from
(% of revenue growth in Local Currency)	2024 to 2025 (1)	2023 to 2024 (2)
Brazil	37.0%	58.5%
Mexico	43.5	58.7
Argentina (3)	111.7	244.0
Other countries	40.8	44.1
Total consolidated	52.4%	101.5%
(1) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2024 and applying them to the corresponding months in 2025, so as to calculate what our financial results would have been had exchange rates remained stable from one year to the next. See also the “Non-GAAP Measures of Financial Performance” section for details on FX neutral measures.
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
(3) For the year ended December 31, 2025 and 2023, the average inter-annual inflation rate in our Argentine segment of 44.5% and 127.9%, respectively, was higher than the average inter-annual increase of Argentina’s official exchange rate against U.S. dollar of 35.4% and 120.0%, respectively, while for the year ended December 31, 2024, the average inter-annual inflation rate in our Argentine segment of 236.8%, was lower than the average inter-annual increase of Argentina’s official exchange rate against U.S. dollar of 240.5%. See also "Item 1A. Risk Factors - Risks related to doing business in Latin America - Local currencies used in the conduct of our business are subject to depreciation, volatility and exchange controls."
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

	Year Ended December 31,		Change from 2024 to 2025		Year Ended December 31,		Change from 2023 to 2024
	2025	2024	in Dollars	in %	2024	2023 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Cost of net revenues and financial expenses	$16,035	$11,200	$4,835	43.2%	$11,200	$7,517	$3,683	49.0%
As a percentage of net revenues and financial income	55.5%	53.9%			53.9%	49.8%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of 2023 results to our audited consolidated financial statements for further details.
For the year ended December 31, 2025 as compared to the year ended December 31, 2024, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $1,912 million increase in shipping operating and carrier costs; ii) $1,166 million increase in cost of sales of goods mainly in Brazil, Mexico and Argentina; iii) $533 million increase in collection fees, across all of our main segments, as a result of the higher total payment volume of Mercado Pago in those countries; iv) $523 million increase in other fintech costs mainly related to higher funding costs of Mercado Pago; v) $418 million increase in sales taxes; and vi) $210 million increase in hosting and site operation fees.
Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues, which are classified as a cost of net revenues and financial expenses. These taxes represented 6.2%, 6.6% and 7.7% of net revenues and financial income for the years ended December 31, 2025, 2024 and 2023, respectively.
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
For the years ended December 31, 2025 and 2024, our gross profit margins were 44.5% and 46.1%, respectively. The decrease in our gross profit margin resulted mainly due to the reduction of our free shipping threshold in Brazil, together with an increase in our cost of sales of goods and funding costs related to our fintech business, as a percentage of net revenues and financial income, partially offset by a decrease of our collection fees and sales taxes, as a percentage of net revenues and financial income.
45 | MercadoLibre, Inc.

In the future, our gross profit margin could continue declining if we maintain the growth of our sales of goods business, which has a lower pure product margin, due to marketing initiatives or building up our logistics network and if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues and financial income trend.
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

	Year Ended December 31,		Change from 2024 to 2025		Year Ended December 31,		Change from 2023 to 2024
	2025	2024	in Dollars	in %	2024	2023	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Product and technology development	$2,269	$1,934	$335	17.3%	$1,934	$1,831	$103	5.6%
As a percentage of net revenues and financial income	7.9%	9.3%			9.3%	12.1%
For the year ended December 31, 2025, the increase in product and technology development expenses as compared to the year ended December 31, 2024, was primarily attributable to: i) a $182 million increase in salaries and wages mainly related to the increase of 11% in our product and technology development headcount and increases in amounts accrued under the LTRPs; ii) a $113 million increase in technology maintenance expenses; and iii) a $52 million increase in other product and technology development expenses mainly related to higher tax withholding in connection with intercompany export services billing duties.
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
The following table presents sales and marketing expenses for the years indicated:

	Year Ended December 31,		Change from 2024 to 2025		Year Ended December 31,		Change from 2023 to 2024
	2025	2024	in Dollars	in %	2024	2023	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Sales and marketing	$3,219	$2,191	$1,028	46.9%	$2,191	$1,736	$455	26.2%
As a percentage of net revenues and financial income	11.1%	10.5%			10.5%	11.5%
For the year ended December 31, 2025, the increase in sales and marketing expenses as compared to the year ended December 31, 2024 was primarily attributable to a: i) $637 million increase in online and offline marketing expenses across all of our main segments; ii) $147 million increase in our buyer protection program expenses; and iii) $131 million increase in salaries and wages mainly related to the increase of 55% in our sales and marketing headcount and increases in amounts accrued under the LTRPs.
46 | MercadoLibre, Inc.

Provision for doubtful accounts
Provision for doubtful accounts consists of the current expected credit losses on our financial assets, mainly loans receivable. The following table presents provision for doubtful accounts expenses for the years indicated:

	Year Ended December 31,		Change from 2024 to 2025		Year Ended December 31,		Change from 2023 to 2024
	2025	2024	in Dollars	in %	2024	2023	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Provision for doubtful accounts	$3,091	$1,858	$1,233	66.4%	$1,858	$1,050	$808	77.0%
As a percentage of net revenues and financial income	10.7%	8.9%			8.9%	7.0%
For the year ended December 31, 2025, as compared to the year ended December 31, 2024, the provision for doubtful accounts increased by $1,233 million mainly due to the increase in originations growth at 61% (mainly related to the credit card, consumer and merchant products).
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

	Year Ended December 31,		Change from 2024 to 2025		Year Ended December 31,		Change from 2023 to 2024
	2025	2024	in Dollars	in %	2024	2023	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
General and administrative	$1,078	$963	$115	11.9%	$963	$766	$197	25.7%
As a percentage of net revenues and financial income	3.7%	4.6%			4.6%	5.1%
For the year ended December 31, 2025, the increase in general and administrative expenses as compared to the year ended December 31, 2024 was primarily attributable to: i) a $75 million increase in salaries and wages, mainly related to the increase of 12% in general and administrative headcount and increases in amounts accrued under the LTRPs; and ii) a $32 million increase in other general and administrative expenses mainly related to higher tax withholding in connection with intercompany export services billing duties.
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
For the year ended December 31, 2025, as compared to the year ended December 31, 2024, our operating margin decreased from a margin of 12.7% to a margin of 11.1%.
This decrease is mainly explained by the reduction of our free shipping threshold in Brazil, together with an increase in provision of doubtful accounts, driven by the expansion of our credit card portfolio, and cost of net revenues and financial expenses, as a percentage of net revenues and financial income, partially offset by a decrease in product and technology development and general and administrative expenses, as a percentage of net revenues and financial income.
47 | MercadoLibre, Inc.

Other income (expenses), net
Other income (expenses), net consists primarily of interest income derived from our investments and cash equivalents, interest expense and other financial charges related to financial liabilities not related to Mercado Pago’s operations, and foreign currency gains or losses. The following table presents Other income (expenses), net for the years indicated:

	Year Ended December 31,		Change from 2024 to 2025		Year Ended December 31,		Change from 2023 to 2024
	2025	2024	in Dollars	in %	2024	2023 (1)	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Other income (expenses), net	$(359)	$(199)	$(160)	80.4%	$(199)	$(654)	$455	(69.6%)
As a percentage of net revenues and financial income	(1.2%)	(1.0%)			(1.0%)	(4.3%)
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of 2023 results to our audited consolidated financial statements for further details.
For the year ended December 31, 2025, the increase in other expenses, net as compared to the year ended December 31, 2024 was primarily attributable to $155 million of higher foreign exchange losses mainly due to our Argentine (higher foreign exchange losses of $254 million), Uruguayan and Spanish subsidiaries, partially offset by foreign exchange gains from our Brazilian and Mexican subsidiaries.
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
The following table summarizes the composition of our income taxes for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Current:
U.S.	$35	$64	$41
Non-U.S.	1,279	700	812
	1,314	764	853
Deferred:
U.S.	71	17	36
Non-U.S.	(540)	(260)	(320)
	(469)	(243)	(284)
Income tax expense	$845	$521	$569
The following table presents income tax expense for the years indicated:

	Year Ended December 31,		Change from 2024 to 2025		Year Ended December 31,		Change from 2023 to 2024
	2025	2024	in Dollars	in %	2024	2023	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Income tax expense	$845	$521	$324	62.2%	$521	$569	$(48)	(8.4%)
As a percentage of net revenues and financial income	2.9%	2.5%			2.5%	3.8%
During the year ended December 31, 2025 as compared to the year ended December 31, 2024, income tax expense increased mainly as a result of higher income tax expense in Argentina due to higher taxable income and lower deductions related to tax inflation adjustments and higher income tax expense in Mexico related to higher taxable income. This increase was partially offset by income tax gains in Brazil in 2025 mainly driven by the increase in deferred tax assets in that segment.
48 | MercadoLibre, Inc.

Our effective tax rate is defined as income tax expense as a percentage of net income before income tax expense.
The following table summarizes the changes in our effective tax rate for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Effective tax rate	29.7%	21.4%	36.6%
Our effective tax rate for the year ended December 31, 2025 as compared to 2024, increased largely as a result of lower deductions related to tax inflation adjustments in Argentina.
Deferred Income Tax
The following table summarizes the composition of our deferred tax assets, before the valuation allowance, as of December 31, 2025 and 2024:

	December 31,		December 31,
Deferred tax assets	2025	in %	2024	in %
	(In millions, except percentages)		(In millions, except percentages)
Brazil	$1,012	42.4%	$472	32.7%
U.S.	718	30.1	545	37.8
Mexico	468	19.6	314	21.8
Argentina	107	4.5	56	3.9
Other countries	80	3.4	56	3.8
Total	$2,385	100.0%	$1,443	100.0%
As of December 31, 2025 and 2024 our deferred tax assets, were comprised mainly of i) allowance for doubtful accounts representing 33.1% and 25.7% of our total deferred tax assets, respectively; ii) U.S. foreign tax credits representing 29.3% and 36.6% of our total deferred tax assets, respectively; and (iii) provisions representing 19.9% and 21.4% of our total deferred tax assets, respectively.
The following table summarizes the composition of our deferred tax assets from loss carryforwards as of December 31, 2025 and 2024:

	December 31,		December 31,
Loss carryforwards	2025	in %	2024	in %
	(In millions, except percentages)		(In millions, except percentages)
Brazil	$149	81.0%	$9	14.1%
Argentina	11	6.0	4	6.3
Mexico	—	—	35	54.7
Other countries	24	13.0	16	24.9
Total	$184	100.0%	$64	100.0%
We also assess the likelihood that our net deferred tax assets will be realized from future taxable income. To the extent we believe that it is more likely than not that some portion or the total deferred tax assets will not be realized, we establish a valuation allowance.
As of December 31, 2025 and 2024, our valuation allowance amounted to $764 million and $584 million, respectively.
49 | MercadoLibre, Inc.

The following table summarizes the composition of our valuation allowance as of December 31, 2025 and 2024:

	December 31,		December 31,
Valuation Allowance	2025	in %	2024	in %
	(In millions, except percentages)		(In millions, except percentages)
U.S.	$711	93.1%	$544	93.2%
Mexico	22	2.9	19	3.3
Argentina	9	1.1	7	1.2
Other countries	22	2.9	14	2.3
Total	$764	100.0%	$584	100.0%
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
While the framework for the GLoBE Rules is global, the rules would be implemented through legislation enacted in jurisdictions that adopt the rules. The GloBE Rules have been passed by legislatures in Spain, Uruguay and Brazil effective for fiscal years starting on or after December 31, 2023 in Spain and effective for fiscal years starting on or after December 31, 2024 in Brazil and Uruguay. For the year ended December 31, 2025, there is no tax charge accrued in connection with the GloBE Rules.
In January 2026, the OECD/G20 Inclusive Framework approved the Side-by-Side (SbS) package, applicable for fiscal years starting on or after January 1, 2026. This package is expected to exclude U.S. parented groups from the application of the IIR (“Income Inclusion Rule”) and UTPR (“Undertaxed Profits Rule”), but not from the QDMTT (“Qualified Domestic Minimum Top-Up Tax”). While these measures have not yet been enacted into domestic legislation, their adoption by relevant jurisdictions is expected during the next months.
Segment information
See Note 8 – Segments of our audited consolidated financial statements for detailed description about our reporting segments.

	Year Ended December 31, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except for percentages)
Net revenues and financial income	$15,201	$6,475	$5,962	$1,255	$28,893
Total segment costs	(13,126)	(5,304)	(3,481)	(1,079)	(22,990)
Direct contribution	$2,075	$1,171	$2,481	$176	$5,903
Direct contribution margin	13.7%	18.1%	41.6%	14.0%	20.4%
50 | MercadoLibre, Inc.

	Year Ended December 31, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except for percentages)
Net revenues and financial income	$11,406	$4,664	$3,818	$889	$20,777
Total segment costs	(9,120)	(3,810)	(2,143)	(772)	(15,845)
Direct contribution	$2,286	$854	$1,675	$117	$4,932
Direct contribution margin	20.0%	18.3%	43.9%	13.2%	23.7%

	Change from the Year Ended December 31, 2024 to December 31, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
Net revenues and financial income
in U.S. Dollars	$3,795	$1,811	$2,144	$366	$8,116
in %	33.3%	38.8%	56.2%	41.2%	39.1%
Total segment costs
in U.S. Dollars	$(4,006)	$(1,494)	$(1,338)	$(307)	$(7,145)
in %	43.9%	39.2%	62.4%	39.8%	45.1%
Direct contribution
in U.S. Dollars	$(211)	$317	$806	$59	$971
in %	(9.2%)	37.1%	48.1%	50.4%	19.7%

	Year Ended December 31, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except for percentages)
Net revenues and financial income	$11,406	$4,664	$3,818	$889	$20,777
Total segment costs	(9,120)	(3,810)	(2,143)	(772)	(15,845)
Direct contribution	$2,286	$854	$1,675	$117	$4,932
Direct contribution margin	20.0%	18.3%	43.9%	13.2%	23.7%

	Year Ended December 31, 2023 (1)
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except for percentages)
Net revenues and financial income	7,821	3,071	3,550	665	15,107
Total segment costs	(5,960)	(2,371)	(1,870)	(615)	(10,816)
Direct contribution	1,861	700	1,680	50	4,291
Direct contribution margin	23.8%	22.8%	47.3%	7.5%	28.4%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of 2023 results to our audited consolidated financial statements for further details.
51 | MercadoLibre, Inc.

	Change from the Year Ended December 31, 2023 to December 31, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
Net revenues and financial income
in U.S. Dollars	$3,585	$1,593	$268	$224	$5,670
in %	45.8%	51.9%	7.5%	33.7%	37.5%
Total segment costs
in U.S. Dollars	$(3,160)	$(1,439)	$(273)	$(157)	$(5,029)
in %	53.0%	60.7%	14.6%	25.5%	46.5%
Direct contribution
in U.S. Dollars	$425	$154	$(5)	$67	$641
in %	22.8%	22.0%	(0.3%)	134.0%	14.9%
Net revenues and financial income
Net revenues and financial income for the years ended December 31, 2025, 2024 and 2023 are described above in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net revenues and financial income”.
Segment costs
Brazil
For the year ended December 31, 2025, as compared to 2024, segment costs increased mainly driven by a: i) $2,535 million increase in cost of net revenues and financial expenses, mainly attributable to an increase in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales, other fintech costs mainly related to higher funding costs of Mercado Pago, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business and hosting and site operation fees; ii) $873 million increase in provision for doubtful accounts mainly related to our credit card, consumer and merchant credits product growth; and iii) $577 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses and buyer protection program expenses, salaries and wages and chargebacks.
Mexico
For the year ended December 31, 2025, as compared to 2024, segment costs increased mainly driven by a: i) $1,104 million increase in cost of net revenues and financial expenses, mainly attributable to increases in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales, collection fees due to higher Mercado Pago penetration, other fintech costs mainly related to higher funding costs in connection with the growth of our lending business and hosting and site operation fees; ii) $183 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, buyer protection program expenses and salaries and wages; and iii) $179 million increase in provision for doubtful accounts mainly related to our credit card and consumer product business growth.
Argentina
For the year ended December 31, 2025, as compared to 2024, segment costs increased mainly driven by a: i) $940 million increase in cost of net revenues and financial expenses driven by an increase in shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration, other fintech costs mostly related to higher funding cost due to the growth of our lending business, sales taxes and cost of goods sold as a consequence of an increase in first-party sales; ii) $182 million increase in provision for doubtful accounts mainly related to our consumer product growth; and iii) $132 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, buyer protection program expenses, chargebacks and salaries and wages.
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
We have funded Mercado Pago mainly by selling credit card receivables and through credit lines. Additionally, we have financed our Mercado Pago and lending businesses through the securitization of credit card receivables and certain loans through SPEs created in Brazil, Mexico, Chile and Argentina and sales of loans receivable in Mexico and Argentina. Moreover, we obtained funding in Brazil through deposit certificates, financial bills, commercial notes and loans from banks, in Argentina mainly through secured lines of credit and issuing debt securities, and in Mexico, Chile and Uruguay through loans from banks and secured lines of credit. Finally, we entered into a revolving credit agreement which provides a $800 million credit commitment. Refer to Note 16 – Loans payable and other financial liabilities and Note 19 – Securitization transactions of our audited consolidated financial statements for further detail.
We have committed to contract minimum amounts of certain services such as cloud platform and other technology services, logistics services and leases. In addition, we have unconditional purchase obligations related to capital expenditures. Please refer to Note 14 – Commitments and Contingencies of our audited consolidated financial statements for further detail on purchase commitments.
52 | MercadoLibre, Inc.

We and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of our suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in our payment policy. Refer to Note 4 – Balance sheet components - Supplier finance programs of our audited consolidated financial statements for further detail.
As of December 31, 2025, our main source of liquidity was $5,284 million of cash and cash equivalents and short-term investments, which excludes $1,015 million investments mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists of cash generated from operations and proceeds from loans.
As of December 31, 2025, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $16,282 million, or 90.8% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our cash and cash equivalents, restricted cash and cash equivalents and investments held outside U.S. amounted to 80.2% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil, Mexico and Argentina.
The following table presents our cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Net cash provided by (used in):
Operating activities	$12,116	$7,918	$5,140
Investing activities	(6,179)	(8,287)	(3,450)
Financing activities	2,904	1,959	(267)
Effect of exchange rates on cash and cash equivalents, restricted cash and cash equivalents	(3)	(739)	(938)
Net increase in cash, cash equivalents, restricted cash and cash equivalents	$8,838	$851	$485
Net cash provided by operating activities
Cash provided by operating activities consists of net income adjusted for certain non-cash items, and the effect of changes in working capital and other activities:

	Year Ended December 31,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Net Cash provided by:
Operating activities	$12,116	$7,918	$4,198	53.0%
Net cash provided by operating activities during the year ended December 31, 2025, resulted primarily from adjustments to net income related to non-cash items of $3,612 million, our net income of $1,997 million, an increase of $5,341 million in funds payable to customers, a $1,592 million increase in amounts payable due to credit and debit card transactions and an increase of $1,487 million in payables and accrued expenses which were partially offset by a $1,508 million increase in receivables and an increase of $491 million in other assets. The $4,198 million increase in the net cash provided by operating activities in the year ended December 31, 2025, as compared to 2024, is mainly explained by the $1,736 million higher increase in funds payable to customers, the $1,179 million lower increase in receivables and the $1,025 million increase in the adjustments to net income related to non-cash items.
53 | MercadoLibre, Inc.

Net cash used in investing activities

	Year Ended December 31,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Net Cash used in:
Investing activities	$(6,179)	$(8,287)	$2,108	(25.4%)
Net cash used in investing activities in the year ended December 31, 2025 resulted mainly from the use of $6,659 million related to changes in loans receivable due to loans granted under our lending solution net of collections and $1,343 million in the investment of property and equipment (mainly related to our shipping network and information technology assets), intangibles assets and intangibles assets at fair value, partially offset by a cash inflow of $1,836 million related to the net sale and maturity of investments. The $2,108 million decrease in net cash used in investing activities in year ended December 31, 2025, as compared to 2024, is mainly explained by $4,584 million variation in cash flows from investments ($1,836 million of cash inflows from net sales or maturity of investments for the year ended December 31, 2025, compared to $2,748 million of cash outflows from net purchases in the same period in 2024), partially offset by the $1,971 million increase in our loans receivables due to loans granted under our lending solution net of collections and the $483 million increase in the investment of property and equipment (mainly related to our shipping network and information technology assets), intangibles assets and intangibles assets at fair value.
Net cash provided by financing activities

	Year Ended December 31,		Change from 2024 to 2025
	2025	2024	in Dollars	in %
	(In millions, except percentages)
Net Cash provided by:
Financing activities	$2,904	$1,959	$945	48.2%
For the year ended December 31, 2025, our net cash provided by financing activities was primarily derived from the $2,962 million provided by net loans payables and other financing liabilities, partially offset by a $57 million used for the payments of finance lease obligations. The $945 million increase in net cash provided by financing activities in year ended December 31, 2025, as compared to 2024, is mainly explained by the $951 million increase in net loans payables and other financing liabilities.
Debt
Debt Securities Guaranteed by Subsidiaries
On January 14, 2021, we issued $400 million aggregate principal amount of 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”) and $700 million aggregate principal amount of 3.125% Notes due 2031 (the “2031 Notes”). The payment of principal, premium, if any, interest, and all other amounts in respect of each of the 2026 Sustainability Notes and the 2031 Notes, is fully and unconditionally guaranteed (the “Subsidiary Guarantees”), jointly and severally, on an unsecured basis, by certain of our subsidiaries (the “Subsidiary Guarantors”). The initial Subsidiary Guarantors were MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., Mercado Pago Instituição de Pagamento Ltda. (formerly known as “MercadoPago.com Representações Ltda.”), MercadoLibre Chile Ltda., MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico (formerly known as “MercadoLibre, S. de R.L. de C.V.”), DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. On October 27, 2021, MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico became an excluded subsidiary pursuant to the terms of the 2026 Sustainability Notes and the 2031 Notes and it was released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the 2026 Sustainability Notes and the 2031 Notes. On July 1 and October 1, 2022, Ibazar.com Atividades de Internet Ltda. and Mercado Envios Servicos de Logistica Ltda. were merged into eBazar.com.br Ltda, respectively. On May 2, 2025, as a result of the spin-off of DeRemate.com de México, S. de R.L. de C.V. completed in January 2025 (the “DeRemate Spinoff”), MPFS, S. de R.L. de C.V. became a Subsidiary Guarantor under the 2026 Sustainability Notes and the 2031 Notes.
Additionally, on December 9, 2025, we issued $750 million aggregate principal amount of 4.900% Notes due 2033 (the “2033 Notes” and together with the 2031 Notes, the "Notes”), the payment of principal, interest, and all other amounts in respect of the 2033 Notes, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by the Subsidiary Guarantors mentioned above.
We pay interest on the 2026 Sustainability Notes and the 2031 Notes on January 14 and July 14 of each year, beginning on July 14, 2021. The 2026 Sustainability Notes matured on January 14, 2026, and the 2031 Notes will mature on January 14, 2031. We pay interest on the 2033 Notes semi-annually interest in arrears on January 15 and July 15 of each year, commencing on July 15, 2026.
The Notes rank equally in right of payment with all of the Company’s other existing and future senior unsecured debt obligations. Each Subsidiary Guarantee will rank equally in right of payment with all of the Subsidiary Guarantor’s other existing and future senior unsecured debt obligations, except for statutory priorities under applicable local law.
54 | MercadoLibre, Inc.

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
We may, at our option, redeem or purchase the 2031 Notes, in whole or in part, at any time prior to October 14, 2030 (the date that is three months prior to the maturity of the 2031 Notes) and for the 2033 Notes, in whole or in part at any time or from time to time prior to November 15, 2032 (two months prior to their maturity date of the 2033 Notes), in each case, by paying 100% of the principal amount of such Notes so redeemed plus the applicable “make-whole” amount and accrued and unpaid interest and additional amounts, if any. We may, at our option, redeem the 2031 Notes on October 14, 2030 or at any time thereafter and the 2033 Notes on November 15, 2032 or at any time thereafter, in each case at the redemption price of 100% of the principal amount of such Notes so redeemed plus accrued and unpaid interest and additional amounts, if any. If we experience certain change of control triggering events, we may be required to offer to purchase the Notes at 101% of their principal amount plus any accrued and unpaid interest thereon through the purchase date.
During 2025, we repurchased $13 million in principal amount of the outstanding 2031 Notes. The total amount paid amounted to $12 million. During 2024, we repurchased $27 million and $81 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid during 2024 for those repurchases amounted to $98 million. In January 2026, we repaid the total outstanding amount of principal and interest of the 2026 Sustainability Notes equaling $367 million.
See Note 16 – Loans payable and other financial liabilities of our audited consolidated financial statements for additional detail.
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
Summarized balance sheet information for the Obligor Group as of December 31, 2025 and 2024 is provided in the table below:

	December 31,
	2025	2024
	(In millions)
Current assets (1) (2)	$24,254	$15,510
Non-current assets (3)	6,939	3,849
Current Liabilities (4)	23,971	14,935
Non-current Liabilities	4,076	2,449
(1) Includes restricted cash and cash equivalents of $8,259 million and $940 million and foreign government debt securities (Central Bank of Brazil mandatory guarantee) of $860 million and $3,417 million as of December 31, 2025 and 2024, respectively.
(2) Includes Current assets with non-guarantor subsidiaries of $1,439 million and $2,520 million as of December 31, 2025 and 2024, respectively.
(3) Includes Non-current assets with non-guarantor subsidiaries of $289 million and $152 million as of December 31, 2025 and 2024, respectively.
(4) Includes Current liabilities with non-guarantor subsidiaries of $2,417 million and $2,749 million as of December 31, 2025 and 2024, respectively.
55 | MercadoLibre, Inc.

Summarized statement of income information for the Obligor Group for the year ended December 31, 2025 is provided in the table below:

Year Ended December 31,
2025
(In millions)
Net Revenues and financial income (1)	$22,564
Gross Profit (2)	8,140
Income from operations (3)	1,996
Net income (4)	1,165
(1) Includes Net revenues and financial income from transactions with non-guarantor subsidiaries of $451 million for the year ended December 31, 2025.
(2) Includes charges from transactions with non-guarantor subsidiaries of $778 million for the year ended December 31, 2025.
(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $538 million for the year ended December 31, 2025.
(4) Includes other income/(expense) from transactions with non-guarantor subsidiaries of $73 million for the year ended December 31, 2025.
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
Capital expenditures
Our capital expenditures comprised of our investments in property and equipment (such as certain assets used in our fulfillment centers) and intangible assets (excluding digital assets) for the years ended December 31, 2025 and 2024 amounted to $1,327 million and $860 million, respectively.
During the year ended December 31, 2025, we invested $411 million in information and technology assets in Brazil, Argentina and Mexico, and $778 million in our Brazilian and Mexican shipping premises and offices.
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

56 | MercadoLibre, Inc.

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

	Year Ended December 31, (1)
	2025	2024	2023
	(In millions, except percentages)
Fintech monthly active users (2)	78	61	46
Unique active buyers (3)	121	100	85
Gross merchandise volume (4)	$65,037	$51,467	$44,749
Number of items sold (5)	2,429	1,787	1,404
Total payment volume (6)	$277,823	$196,660	$146,738
Acquiring total payments volume (7)	$188,105	$142,200	$115,953
Total payment transactions (8)	15,470	11,355	7,595
NIMAL (9)	22.4%	28.2%	36.2%
Capital expenditures	$1,327	$860	$509
Depreciation and amortization	$818	$617	$524
(1) Figures have been calculated using rounded amounts. Growth calculations based on this table may not total due to rounding. As of December 31, 2024, we no longer disclose the key performance indicator "Number of items shipped." Management believes that "Number of items shipped," as a complementary disclosure to "items sold," no longer provides useful information to investors to better understand our business. Following years of investment, our logistics network currently ships almost all items sold. As such, the two performance metrics, "Number of items sold" and "Number of items shipped," have converged so we no longer see a benefit for investors in disclosing both.
(2) As of January 1, 2024, we have replaced “Unique Active Users” with “Fintech monthly active users” and “Unique active buyers” as our main indicators of our Fintech and Commerce revenue lines. Management believes that the significant growth of our Fintech business merits a standalone metric to more precisely measure its footprint and user base growth and to make the best strategic decisions for the development of the Fintech business. Fintech monthly active users is defined as Fintech payers and/or collectors as of December 31, 2025, that, during the last month of the reporting period, performed at least one of the following actions during such month: 1) made a debit or credit card payment, 2) made a QR code payment, 3) made an off-platform online payment using our checkout or link of payment solutions while logged in to our Mercado Pago fintech platform, 4) made an investment or employed any of our savings solutions, 5) purchased an insurance policy, 6) took out a loan through our lending solution, or 7) received the payment from a sale or transaction either on or off marketplace.
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
(6) Total U.S. dollar sum of all transactions paid for using Mercado Pago, including marketplace and non-marketplace transactions, excluding peer-to-peer transactions. As of January 1, 2024, we no longer include peer-to-peer transactions in our TPV in accordance with the metrics and underlying criteria used by our Mercado Pago team, which Management then employs to make strategic decisions. Consequently, total payment volume for the year ended December 31, 2023, has been recast to exclude peer-to-peer transactions.
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
(8) Number of all transactions paid for using Mercado Pago, excluding peer-to-peer transactions. As of January 1, 2024 we no longer include peer-to-peer transactions in our total payment transactions in accordance with the metric and understanding criteria used by our Mercado Pago team, which Management then employs to make strategic decisions. Consequently, total payment volume for the year ended December 31, 2023, has been recast to exclude peer-to-per transactions.
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
57 | MercadoLibre, Inc.

Non-GAAP Measures of Financial Performance
To supplement our audited consolidated financial statements presented in accordance with U.S. GAAP, we present earnings before interest income and other financial gains, net, interest expense and other financial losses, foreign currency losses, net, income tax expense, depreciation and amortization and equity in earnings of unconsolidated entity (“Adjusted EBITDA”), net debt, foreign exchange (“FX”) neutral measures and Adjusted free cash flow and Net increase (decrease) in available cash, investments and digital assets as non-GAAP measures. Reconciliation of these non-GAAP financial measures to the most comparable U.S. GAAP financial measures can be found in the tables below.
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
The following table presents a reconciliation of net income to Adjusted EBITDA for the years indicated:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Net income	$1,997	$1,911	$987
Adjustments:
Depreciation and amortization	818	617	524
Interest income and other financial gains, net	(138)	(148)	(135)
Interest expense and other financial losses	160	165	174
Foreign currency losses, net	337	182	615
Income tax expense	845	521	569
Equity in earnings of unconsolidated entity	—	—	(3)
Adjusted EBITDA	$4,019	$3,248	$2,731
58 | MercadoLibre, Inc.

Net debt
We define net debt as total debt which includes current and non-current loans payable and other financial liabilities and current and non-current operating lease liabilities, less cash and cash equivalents (excluding cash and cash equivalents restricted due to management restriction policies) and digital assets, short-term investments and long-term investments, excluding time deposits, foreign debt securities and foreign government debt securities restricted and held in guarantee, securitization transactions and equity securities held at cost. We have included this non-GAAP financial measure because it is used by our Management to analyze our current leverage ratios and set targets to be met, which will also impact other components of the Company’s balance sheet, cash flows and income statement. Accordingly, we believe this measure provides useful information to investors and other market participants in showing the evolution of the Company’s indebtedness and its capability of repayment as a means to, alongside other measures, monitor our leverage based on widely-used measures.
The following table presents a reconciliation of net debt for each of the years indicated:

	December 31,
	2025	2024
	(In millions)
Current Loans payable and other financial liabilities	$4,623	$2,828
Non-current Loans payable and other financial liabilities	4,570	2,887
Current Operating lease liabilities	430	241
Non-current Operating lease liabilities	1,769	894
Total debt	11,392	6,850
Less:
Cash and cash equivalents and digital assets (1)	3,410	2,428
Short-term investments (2)	1,614	1,051
Long-term investments (3)	1,686	1,124
Net debt	$4,682	$2,247
(1) Includes cash and cash equivalents (excluding cash and cash equivalents restricted due to management restriction policies) and digital assets. Figures as of December 31, 2024 were recast for consistency with the current presentation due to the changes explained in "Adjusted free cash flow".
(2) Excludes time deposits, foreign debt securities and foreign government debt securities restricted and held in guarantee.
(3) Excludes foreign government debt securities restricted, investments held in VIEs as a consequence of securitization transactions and equity securities held at cost.

59 | MercadoLibre, Inc.

FX neutral
We believe that FX neutral measures provide useful information to both Management and investors by excluding the foreign currency exchange rate impact that may not be indicative of our core operating results and business outlook.
The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2024 and applying them to the corresponding months in 2025, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The comparative FX neutral measures were calculated by using the average monthly exchange rates for each month during 2023 and applying them to the corresponding months in 2024. The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.
The following table sets forth the FX neutral measures related to our reported results of the operations for years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	As reported		Percentage Change	FX Neutral Measures	As reported	Percentage Change
	2025	2024		2025	2024
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$28,893	$20,777	39.1%	$31,655	$20,777	52.4%
Cost of net revenues and financial expenses	(16,035)	(11,200)	43.2%	(17,237)	(11,200)	53.9%
Gross profit	12,858	9,577	34.3%	14,418	9,577	50.5%

Operating expenses	(9,657)	(6,946)	39.0%	(10,476)	(6,946)	50.8%
Income from operations	$3,201	$2,631	21.7%	$3,942	$2,631	49.8%

	Year Ended December 31,
	As reported	As recast (1)	Percentage Change	FX Neutral Measures	As recast (1)	Percentage Change
	2024	2023		2024	2023
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$20,777	$15,107	37.5%	$30,443	$15,107	101.5%
Cost of net revenues and financial expenses	(11,200)	(7,517)	49.0%	(15,273)	(7,517)	103.2%
Gross profit	9,577	7,590	26.2%	15,170	7,590	99.9%

Operating expenses	(6,946)	(5,383)	29.0%	(10,405)	(5,383)	93.3%
Income from operations	$2,631	$2,207	19.2%	$4,765	$2,207	115.9%
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of 2023 results - to our audited consolidated financial statements for further details.
See Note 2 – Summary of significant accounting policies – Foreign currency translation – Argentine currency status and macroeconomic outlook and Argentine exchange regulations of our audited consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
60 | MercadoLibre, Inc.

Adjusted free cash flow and Net increase (decrease) in available cash, investments and digital assets
Adjusted free cash flow
Adjusted free cash flow represents cash from operating activities less the increase (decrease) in cash and cash equivalents and investments related to customer funds due to regulatory requirements and other restrictions and equity securities held at cost, investments in property and equipment and intangible assets, changes in loans receivable, net and net proceeds from/payments on loans payable and other financial liabilities related to our Fintech solutions, since we consider those liabilities as the working capital of the Fintech activities. From the second quarter of 2025 onwards, we have also included increase (decrease) in cash and cash equivalents and investments restricted due to management restriction policies and digital assets as an adjustment in the calculation of our adjusted free cash flow. We consider adjusted free cash flow to be a measure of liquidity generation that provides useful information to management and investors since it shows how much cash the Company generates with its core activities that can be used for discretionary purposes and to repay its corporate and/or commerce debt. A limitation of the utility of adjusted free cash flow as a measure of liquidity generation is that it is a partial representation of the total increase or decrease in our available cash, investments and digital assets balance for the year. Therefore, we believe it is important to view the adjusted free cash flow measure only as a complement to our entire consolidated statements of cash flows.
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
The following table shows a reconciliation of Net cash provided by operating activities to Adjusted free cash flow and Net increase in available cash, investments and digital assets:

	Year Ended December 31,
	2025	2024 (3)	2023 (3)
	(In millions)
Net cash provided by operating activities ("CFO")	$12,116	$7,918	$5,140
Adjustments to reconcile CFO to Adjusted free cash flow (1)	(15)	211	70
Increase in cash and cash equivalents and investments related to customer funds due to regulatory requirements and other restrictions (including management restriction policies) and equity securities held at cost	(4,986)	(3,072)	(1,463)
Investments in property and equipment and intangible assets	(1,327)	(860)	(509)
Changes in loans receivable, net	(6,659)	(4,688)	(2,047)
Proceeds from loans payable and other financial liabilities related to our Fintech solutions, net	2,352	1,706	248
Adjusted free cash flow	1,481	1,215	1,439
Proceeds from/Payments on loans payable and other financial liabilities, related to our Commerce and Corporate activities, net	553	254	(159)
Other investing and/or financing activities	(89)	8	(414)
Effect of exchange rate changes on available cash and investments	162	(542)	(7)
Net increase in available cash, investments and digital assets	$2,107	$935	$859

Available cash, investments and digital assets (2), at the beginning of the year	$4,603	$3,668	$2,809
Available cash, investments and digital assets (2), at the end of the year	$6,710	$4,603	$3,668

Net cash used in investing activities	$(6,179)	$(8,287)	$(3,450)
Net cash provided by (used in) financing activities	$2,904	$1,959	$(267)
(1) Includes accrued interest and financial income net of interest received from available and restricted investments, and results on digital assets.
(2) Includes cash and cash equivalents (excluding cash and cash equivalents restricted due to management restriction policies), short-term investments (excluding time deposits, foreign debt securities and foreign government debt securities restricted and held in guarantee) and long-term investments (excluding foreign government debt securities restricted, investments held in VIEs as a consequence of securitization transactions and equity securities held at cost) and digital assets.
(3) Recast for consistency with the current presentation due to the changes explained above.
61 | MercadoLibre, Inc.

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
We use foreign currency exchange forward contracts and cross currency swaps to protect our foreign currency exposure and our investment in a foreign subsidiary from changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements. We designate these contracts as cash flow, net investment and fair value hedges for accounting purposes. The derivatives’ gain or loss for cash flow and net investment hedges is initially reported as a component of accumulated other comprehensive loss. Cash flow hedges and net investment hedges are subsequently reclassified into the consolidated statements of income in the financial statement line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. The derivatives’ gain or loss for fair value hedges is reported in our consolidated statements of income in the same line items as the change in the value of the hedged item due to the hedged risks.
As of December 31, 2025, we hold cash and cash equivalents, restricted cash and cash equivalents, short and long-term investments in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of December 31, 2025, the total cash and cash equivalents, restricted cash and cash equivalents denominated in foreign currencies totaled $12,217 million, short-term investments denominated in foreign currencies totaled $1,056 million, long-term investments denominated in foreign currencies totaled $844 million and accounts receivable, credit card receivables and other means of payments and loans receivable in foreign currencies totaled $16,779 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts or cross currency swaps, in order to mitigate our exposure to foreign exchange risk. As of December 31, 2025, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $2,893 million and our U.S. dollar-denominated long-term investments totaled $920 million.
For the year ended December 31, 2025, we had a consolidated loss on foreign currency of $337 million mainly related to foreign exchange losses from our Argentine subsidiaries. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Other income (expenses), net” for more information.
Foreign currency sensitivity analysis
The table below shows the impact on our net revenues and financial income, cost of net revenues and financial expenses, operating expenses, other income (expenses), net, income tax expense, net income and shareholders' equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to at the moment of translating our financial statements to U.S. dollars for the year ended December 31, 2025:

	(10)% (1)	Actual	'+10% (2)
	(In millions)
Net revenues and financial income	$32,097	$28,893	$26,271
Expenses (3)	(28,420)	(25,692)	(23,459)
Income from operations	3,677	3,201	2,812
Other income (expenses), net and income tax expense	(1,327)	(1,204)	(1,103)
Net Income	$2,350	$1,997	$1,709

Total Shareholders’ Equity	$7,537	$6,748	$6,103
(1) Appreciation of the subsidiaries local currency against U.S. Dollar.
(2) Depreciation of the subsidiaries local currency against U.S. Dollar.
(3) Includes cost of net revenues and financial expenses and operating expenses.
62 | MercadoLibre, Inc.

The table above shows an increase in our net income when the U.S. dollar weakens against foreign currencies because of the positive impact of the increase in income from operations. On the other hand, the table above shows a decrease in our net income when the U.S. dollar strengthens against foreign currencies because of the negative impact of the decrease in income from operations.
Brazilian segment
Considering a hypothetical increase (depreciation) of 10% of the Brazilian Real against the U.S. dollar on December 31, 2025, the reported local currency net assets in our Brazilian subsidiaries would have decreased by approximately $407 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $9 million in our Brazilian subsidiaries regarding our non-functional currency net liability position.
Mexican segment
Considering a hypothetical increase (depreciation) of 10% of the Mexican peso against the U.S. dollar on December 31, 2025, the reported local currency net assets in our Mexican subsidiaries would have decreased by approximately $268 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $77 million in our Mexican subsidiaries regarding our non-functional currency net liability position.
Argentine segment
In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018. Argentina’s annual inflation rate for the years ended December 31, 2025, 2024 and 2023 was 31.5%, 117.8% and 211.4%, respectively.
We use Argentina’s official exchange rate to account for transactions in our Argentine segment, which as of December 31, 2025, 2024 and 2023 was 1,455.00, 1,032.00 and 808.45, respectively, against the U.S. dollar. For the years ended December 31, 2025, 2024 and 2023, Argentina’s official exchange rate against the U.S. dollar increased 41.0%, 27.7% and 356.3%, respectively.
Considering a hypothetical increase (depreciation) of 10% of the Argentine Peso against the U.S. dollar on December 31, 2025, the effect on non-functional currency net asset position in our Argentine subsidiaries would have been a foreign exchange loss amounting to approximately $47 million in our Argentine subsidiaries.
See Note 2 – Summary of significant accounting policies - Foreign currency translation - Argentine currency status and macroeconomic outlook of our audited consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.

63 | MercadoLibre, Inc.

Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our credit card receivables and on the financial debt that we use to fund Mercado Pago, lending’s operations as well as expanding our logistic capacity. As of December 31, 2025, credit card receivables and other means of payments, net totaled $7,046 million. Interest rate fluctuations could also impact interest earned through our lending solution. As of December 31, 2025, loans receivable net of the allowance for doubtful accounts from our lending solution totaled $9,365 million. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
As of December 31, 2025, our short-term investments amounted to $2,629 million and our long-term investments amounted to $1,764 million. Our short-term investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Note 3 – Cash, cash equivalents, restricted cash and cash equivalents and investments of our audited consolidated financial statements for further detail on our restricted investments.
Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of December 31, 2025, our Loans payable and other financial liabilities which accrue interest based on variable rates amounted to $6,077 million, while our Loans payable and other financial liabilities, which accrue interest based on fixed rates, amounted to $3,116 million. See Note 16 – Loans payable and other financial liabilities and Note 19 – Securitization transactions of our audited consolidated financial statements for further detail. Considering a hypothetical increase of 100 basis points in the interest rates, the reported charge to the consolidated statements of income for the year ended December 31, 2025 would have increased by approximately $55 million with an impact of $49 million in Cost of net revenues and financial expenses and $6 million in Interest expense and other financial losses. We have entered into swap and future contracts to hedge the interest rate fluctuation of $923 million notional amount, $807 million of which have been designated as hedging instruments. See Note 21 – Derivative instruments of our audited consolidated financial statements for further detail on derivatives instruments.

Equity price risk
Our board of directors, upon the recommendation of the compensation committee, approved the 2021, 2022, 2023, 2024 and 2025 Long Term Retention Programs (the “2021, 2022, 2023, 2024 and 2025 LTRPs”, respectively), under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years. In order to receive the full target award under the 2021, 2022, 2023, 2024 and/or 2025 LTRPs, each eligible employee must remain employed as of each applicable payment date. The 2021, 2022, 2023, 2024 and 2025 LTRP awards are payable as follows:
■the eligible employee will receive 16.66% of half of his or her target 2021, 2022, 2023, 2024 and/or 2025 LTRP bonus once a year for a period of six years, with the first payment occurring no later than April 30, 2022, 2023, 2024, 2025 and 2026, respectively (the “2021, 2022, 2023, 2024 or 2025 Annual Fixed Payment,” respectively); and
■on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2021, 2022, 2023, 2024 or 2025 Variable Payment”) equal to the product of (i) 16.66% of half of the target 2021, 2022, 2023, 2024 and/or 2025 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2020, 2021, 2022, 2023 and 2024 defined as $1,431.26, $1,391.81, $888.69, $1,426.11 and $1,944.47 for the 2021, 2022, 2023, 2024 and 2025 LTRPs, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.
As of December 31, 2025, the total contractual obligation fair value of our outstanding LTRP Variable Payment obligation subject to equity price risk amounted to $548 million. As of December 31, 2025, the accrued liability related to the outstanding Variable Payment of the LTRP included in Salaries and social security payable in our consolidated balance sheet amounted to $176 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:
64 | MercadoLibre, Inc.

Change in equity price in percentage	As of December 31, 2025
	MercadoLibre, Inc Equity Price	2021, 2022, 2023, 2024 and 2025 LTRP Variable contractual obligation
	(In millions, except equity price)
40%	2,833.14	767
30%	2,630.77	713
20%	2,428.40	658
10%	2,226.04	603
Static (1)	2,023.67	548
-10%	1,821.30	493
-20%	1,618.94	439
-30%	1,416.57	384
-40%	1,214.20	329
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
Our Management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework updated by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on its evaluation under the framework in Internal Control—Integrated Framework (2013), our Management concluded that our internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of Management’s assessment with the Audit Committee of our board of directors.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Pistrelli, Henry Martin y Asociados S.A. (member of Ernst & Young Global Limited), an independent registered public accounting firm, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
65 | MercadoLibre, Inc.

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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three-month period ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders, and is incorporated herein by reference.

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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders under the captions “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation,” and, except as to information required pursuant to Item 402(v) of SEC Regulation S-K with respect to pay versus performance, is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
Except for the information regarding shares authorized for issuance under equity compensation plans (which is set forth below), the information required by this Item will be included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders, and is incorporated herein by reference.

66 | MercadoLibre, Inc.

The following table presents information as of December 31, 2025 with respect to equity compensation plans under which shares of the Company’s common stock are authorized for issuance:

Plan Category	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, Warrants and Rights (2)	Weighted-average exercise price of outstanding options, Warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	192	$0.00	988,833
Total	192	$0.00	988,833
(1) Represents our Amended and Restated 2009 Equity Compensation Plan which was approved by our stockholders on June 10, 2019.
(2) The securities listed in this column (a) represent 192 shares of the Company’s common stock issuable upon vesting of restricted stock units ("RSUs").
(3) Securities listed in column (a) are RSUs which have no exercise price.
(4) Pursuant to SEC guidance, this table does not reflect grants of restricted stock made pursuant to our Amended and Restated 2009 Equity Compensation Plan. As of December 31, 2025, there were 2,750 shares of unvested restricted stock outstanding under such plan.
Description of our Amended and Restated 2009 Equity Compensation Plan (the “Amended and Restated 2009 Plan”)
Our Amended and Restated 2009 Plan was adopted by our board of directors on April 24, 2019. The Amended and Restated 2009 Plan provides for the grant of incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees and non-qualified stock options, restricted stock and other equity-based or equity-related awards to our employees, directors, officers and managers. Incentive stock options and non-qualified stock options are referred to as “stock options” and together with restricted stock and all other awards, as “awards”. As of December 31, 2025, there were no outstanding stock options to purchase shares of common stock under the Amended and Restated 2009 Plan.
No stock options were granted during the period from January 1, 2007 to December 31, 2025 and there were no stock-based compensation expenses related to stock options between 2019 and the year ended December 31, 2025. There is no stock option award outstanding under the Amended and Restated 2009 Plan. As of December 31, 2025, there were 988,833 shares of common stock available for additional awards under the Amended and Restated 2009 Plan.
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
67 | MercadoLibre, Inc.

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
Other awards. The administrator of the Amended and Restated 2009 Plan may grant additional equity-based or equity-related awards, including RSUs, in such amounts and on such terms as it shall determine, subject to the terms and conditions set forth in the Amended and Restated 2009 Plan. Each such award shall be denominated in, or shall have a value determined by reference to, a number of shares that is specified at the time of the grant of the award.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in our Proxy Statement relating to our 2026 Annual Meeting of Shareholders presented under the captions “Certain Relationships and Related Transactions” and “Information on Our board of directors and Corporate Governance,” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our 2026 Proxy Statement to be filed with the SEC and is incorporated herein by reference.
68 | MercadoLibre, Inc.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements. The following financial statements are included in this report:
(b)Exhibits. The exhibits required by Item 601 of Regulation S-K are set forth under “Exhibit index” and is incorporated herein by reference.
ITEM 16. FORM 10-K SUMMARY
None.
69 | MercadoLibre, Inc.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed (*) or Furnished (**) Herewith	Incorporated by Reference
			Form	Filing Date
3.01	Registrant’s Amended and Restated Certificate of Incorporation.		S-1	May 11, 2007
3.02	Registrant’s Amended and Restated Bylaws.		S-1	May 11, 2007
4.01	Form of Specimen Certificate for the Registrant’s Common Stock.		10-K	February 27, 2009
4.02	Description of Securities.	*
4.03	Form of Global Note representing the Registrant’s 3.125% Notes due 2031.		8-K	January 14, 2021
4.04	Form of Global Note representing the Registrant’s Notes 4.900% Notes due 2033.		8-K	December 9, 2025
4.05
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
4.06
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
			8-K	January 14, 2021
4.07	Second Supplemental Indenture, dated October 27, 2021 among MP Agregador, S. de R.L. de C.V., MercadoLibre, Inc. and The Bank of New York Mellon, as Trustee.		10-K	February 23, 2022
4.08	Third Supplemental Indenture, dated May 2, 2025, among MPFS, S. de R.L. de C.V., MercadoLibre, Inc. and The Bank of New York Mellon, as Trustee.		10-Q	May 8, 2025
4.09
Fourth Supplemental Indenture, dated December 9, 2025, between MercadoLibre, Inc., MercadoLibre S.R.L., eBazar.com.br Ltda., Mercado Pago Instituição de Pagamento Ltda, DeRemate.com de México, S. de R.L. de C.V., MPFS, S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda. and MercadoLibre Colombia Ltda. and The Bank of New York Mellon, as trustee.
			8-K	December 9, 2025
10.01	Management Incentive Bonus Plan of the Registrant.		S-1/A	July 13, 2007
10.02	Form of Indemnity Agreement entered into by the Registrant with each of its directors and executive officers.		10-K	February 14, 2020
10.03	Amended and Restated 2009 Equity Compensation Plan.		DEF 14A	April 26, 2019
10.04	Form of MercadoLibre, Inc. Amended and Restated 2009 Equity Compensation Plan Restricted Stock Award Agreement.		10-Q	August 5, 2025
10.05	Form of Independent Director Restricted Stock Unit Award Agreement.		10-Q	October 30, 2025
10.06	MercadoLibre, Inc. 2025 Non-Employee Director Deferred Compensation Plan.		10-Q	October 30, 2025
10.07	Restricted Stock Agreement, dated April 8, 2022, between MercadoLibre, Inc and Stelleo Pasos Tolda.		10-Q	May 6, 2022
10.08	Amended and Restated 2019 Long-Term Retention Program.		10-Q	May 6, 2021
10.09	Amended and Restated 2020 Long-Term Retention Program.		10-Q	May 6, 2021
10.10	2021 Long-Term Retention Program.		8-K	May 5, 2021
10.11	MercadoLibre, Inc. 2022 Long Term Retention Program.		8-K	May 9, 2022
10.12	MercadoLibre, Inc. 2023 Long Term Retention Program.		8-K	May 8, 2023
10.13	MercadoLibre, Inc. 2024 Long Term Retention Program.		8-K	April 23, 2024
10.14	MercadoLibre, Inc. 2025 Long Term Retention Program.		8-K	April 18, 2025
10.15
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
10.16
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
			8-K	September 16, 2025
70 | MercadoLibre, Inc.

Exhibit Number	Exhibit Description	Filed (*) or Furnished (**) Herewith	Incorporated by Reference
Exhibit Number	Exhibit Description	Filed (*) or Furnished (**) Herewith	Form	Filing Date
19	Insider Trading Policy.		10-K	February 21, 2025
21	List of Subsidiaries.	*
22	List of Subsidiary Guarantors for the Registrant’s 3.125% Notes due 2031 and 4.900% Notes due 2033.		10-Q	May 8, 2025
23	Consent of Pistrelli, Henry Martin y Asociados S.A., Independent Registered Public Accounting Firm on Forms S-3 and S-8.	*
31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
97	Policy for the Recovery of Erroneously Awarded Compensation.		10-K	February 23, 2024
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
*
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.	*

71 | MercadoLibre, Inc.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCADOLIBRE, INC.

By:	/s/ Ariel Szarfsztejn
Ariel Szarfsztejn
President and Chief Executive Officer

By:	/s/ Martín de los Santos
Martín de los Santos
Executive Vice President and Chief Financial Officer

Date: February 25, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
72 | MercadoLibre, Inc.

Signature	Title	Date
/s/ Ariel Szarfsztejn	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2026
Ariel Szarfsztejn

/s/ Martín de los Santos	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2026
Martín de los Santos

/s/ Marcos Galperin	Executive Chairman and Director	February 25, 2026
Marcos Galperin

/s/ Stelleo Tolda	Director	February 25, 2026
Stelleo Tolda

/s/ Susan Segal	Director	February 25, 2026
Susan Segal

/s/ Nicolás Aguzin	Director	February 25, 2026
Nicolás Aguzin

/s/ Nicolás Galperin	Director	February 25, 2026
Nicolás Galperin

/s/ Emiliano Calemzuk	Director	February 25, 2026
Emiliano Calemzuk

/s/ Henrique Dubugras	Director	February 25, 2026
Henrique Dubugras

/s/ Martin Lawson	Director	February 25, 2026
Martin Lawson

/s/ Richard Sanders	Director	February 25, 2026
Richard Sanders
73 | MercadoLibre, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of MercadoLibre, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MercadoLibre, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2026, expressed an unqualified opinion thereon.
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
As more fully described in Note 2 to the consolidated financial statements, the Company maintains an allowance for doubtful accounts on loans receivable, based on Management’s estimate of the current expected credit losses (CECL estimate). This allowance as of December 31, 2025, amounts to 3,179 million U.S. dollars as disclosed in Note 5, which represents a probability-weighted amount, determined by evaluating a range of possible outcomes and reasonable and supportable information about past events, current conditions and forecasts of future economic conditions.
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

74 | MercadoLibre, Inc.

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
To test the CECL estimate, our audit procedures included, among others, involving our credit risk modelling specialists to assist us in assessing the methodology and significant assumptions used by management, including definition of default, portfolio segmentation and the key inputs that were used for loss given default. We have also performed independent recalculations to test the mathematical accuracy of management’s model and assessed the adequacy of the CECL estimate financial statement disclosures.

/s/ PISTRELLI, HENRY MARTIN Y ASOCIADOS S.A.
Member of Ernst & Young Global Limited

We have served as the Company’s auditor since 2021.

City of Buenos Aires, Argentina
February 25, 2026
75 | MercadoLibre, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of MercadoLibre, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited MercadoLibre, Inc.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, MercadoLibre, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and our report dated February 25, 2026 expressed an unqualified opinion thereon.
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

/s/ PISTRELLI, HENRY MARTIN Y ASOCIADOS S.A.
Member of Ernst & Young Global Limited

City of Buenos Aires, Argentina
February 25, 2026

76 | MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Balance Sheets
As of December 31, 2025 and 2024 (In millions of U.S. dollars, except par value)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,670	$2,635
Restricted cash and cash equivalents	9,867	2,064
Short-term investments	2,629	4,485
Accounts receivable, net	369	255
Credit card receivables and other means of payments, net	6,893	5,288
Loans receivable, net of allowances of $3,057 and $1,630 (Note 5)	8,855	4,716
Inventories	570	296
Other assets	720	403
Total current assets	33,573	20,142
Non-current assets:
Long-term investments	1,764	1,203
Credit card receivables and other means of payments, net	153	—
Loans receivable, net of allowances of $86 and $48 (Note 5)	510	179
Property and equipment, net	2,303	1,380
Operating lease right-of-use assets	2,201	1,098
Goodwill	163	149
Intangible assets, net	33	12
Intangible assets at fair value	—	49
Deferred tax assets	1,541	802
Other assets	426	182
Total non-current assets	9,094	5,054
Total assets	$42,667	$25,196
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$4,502	$3,196
Funds payable to customers	13,029	6,954
Amounts payable due to credit and debit card transactions	3,584	1,923
Salaries and social security payable	916	727
Taxes payable	1,140	525
Loans payable and other financial liabilities	4,623	2,828
Operating lease liabilities	430	241
Other liabilities	409	209
Total current liabilities	28,633	16,603
Non-current liabilities:
Amounts payable due to credit and debit card transactions	187	41
Loans payable and other financial liabilities	4,570	2,887
Operating lease liabilities	1,769	894
Deferred tax liabilities	372	204
Other liabilities	388	216
Total non-current liabilities	7,286	4,242
Total liabilities	$35,919	$20,845
Commitments and contingencies (Note 14)
Equity
Common stock, 0.001 par value, $110,000,000 shares authorized, $50,697,182 and $50,697,375 shares issued and outstanding	$—	$—
Additional paid-in capital	1,771	1,770
Treasury stock, 225,931 and 225,474 shares	(312)	(311)
Retained earnings	5,809	3,812
Accumulated other comprehensive loss	(520)	(920)
Total equity	6,748	4,351
Total liabilities and equity	$42,667	$25,196

The accompanying notes are an integral part of these audited consolidated financial statements.
77| MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Statements of Income
For the years ended December 31, 2025, 2024 and 2023
(In millions of U.S. dollars, except for share data)

	Year Ended December 31,
	2025	2024	2023 (1)
Net service revenues and financial income	$25,286	$18,638	$13,617
Net product revenues	3,607	2,139	1,490
Net revenues and financial income	28,893	20,777	15,107
Cost of net revenues and financial expenses	(16,035)	(11,200)	(7,517)
Gross profit	12,858	9,577	7,590

Operating expenses:
Product and technology development	(2,269)	(1,934)	(1,831)
Sales and marketing	(3,219)	(2,191)	(1,736)
Provision for doubtful accounts	(3,091)	(1,858)	(1,050)
General and administrative	(1,078)	(963)	(766)
Total operating expenses	(9,657)	(6,946)	(5,383)
Income from operations	3,201	2,631	2,207

Other income (expenses):
Interest income and other financial gains, net	138	148	135
Interest expense and other financial losses	(160)	(165)	(174)
Foreign currency losses, net	(337)	(182)	(615)
Net income before income tax expense and equity in earnings of unconsolidated entity	2,842	2,432	1,553

Income tax expense	(845)	(521)	(569)
Equity in earnings of unconsolidated entity	—	—	3
Net income	$1,997	$1,911	$987
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of 2023 results to our audited consolidated financial statements for further details.

	Year Ended December 31,
	2025	2024	2023
Basic earnings per share
Basic net income available to shareholders per common share	$39.40	$37.69	$19.64
Weighted average of outstanding common shares	50,697,299	50,697,428	50,262,302
Diluted earnings per share
Diluted net income available to shareholders per common share	$39.40	$37.69	$19.46
Weighted average of outstanding common shares	50,697,320	50,697,428	51,006,860
The accompanying notes are an integral part of these audited consolidated financial statements.
78 | MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Statements of Comprehensive Income
For the years ended December 31, 2025, 2024 and 2023
(In millions of U.S. dollars)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,997	$1,911	$987
Other comprehensive income (loss), net of tax:
Currency translation adjustment	419	(640)	178
Unrealized gains on investments	7	3	—
Tax expense on unrealized gains on investments	(1)	(1)	—
Unrealized (losses) gains on hedging activities	(67)	15	(13)
Tax benefit (expense) on unrealized (losses) gains on hedging activities	21	(5)	2
Less: Reclassification adjustment for (losses) gains on hedging activities included in cost of net revenues and financial expenses, Product and technology development expenses, interest expense and other financial losses and foreign currency losses, net	(32)	3	(11)
Less: Reclassification adjustment for estimated tax benefit on unrealized gains (losses)	11	(1)	4
Total other comprehensive income (loss), net of tax	400	(630)	174
Total comprehensive income	$2,397	$1,281	$1,161
The accompanying notes are an integral part of these audited consolidated financial statements.
79 | MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Statements of Equity
For the years ended December 31, 2025, 2024 and 2023
(In millions of U.S. dollars)

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2022	50	$—	$2,309	$(931)	$913	$(464)	$1,827
Changes in accounting standards	—	—	—	—	1	—	1
Balance as of December 31, 2022 Restated	50	$—	$2,309	$(931)	$914	$(464)	$1,828
Capped call settlement	—	—	412	(412)	—	—	—
Stock-based compensation — restricted shares issued	—	—	1	—	—	—	1
Conversion of 2028 Convertible Notes	—	—	(952)	1,389	—	—	437
Common Stock repurchased	—	—	—	(356)	—	—	(356)
Net income	—	—	—	—	987	—	987
Other comprehensive Income	—	—	—	—	—	174	174
Balance as of December 31, 2023	50	$—	$1,770	$(310)	$1,901	$(290)	$3,071
Common Stock repurchased	—	—	—	(1)	—	—	(1)
Net income	—	—	—	—	1,911	—	1,911
Other comprehensive loss	—	—	—	—	—	(630)	(630)
Balance as of December 31, 2024	50	$—	$1,770	$(311)	$3,812	$(920)	$4,351
Stock-based compensation — restricted shares issued	—	—	1	—	—	—	1
Common Stock repurchased	—	—	—	(1)	—	—	(1)
Net income	—	—	—	—	1,997	—	1,997
Other comprehensive income	—	—	—	—	—	400	400
Balance as of December 31, 2025	50	$—	$1,771	$(312)	$5,809	$(520)	$6,748

The accompanying notes are an integral part of these audited consolidated financial statements.
80 | MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2025, 2024 and 2023
(In millions of U.S. dollars)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operations:
Net income	$1,997	$1,911	$987
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of equity securities held at cost	19	—	—
Equity in earnings of unconsolidated entity	—	—	(3)
Unrealized foreign currency losses, net	457	286	487
Depreciation and amortization	818	617	524
Accrued interest, financial income and other revenues	(1,216)	(415)	(311)
Non cash interest expense and amortization of debt issuance costs and other charges	396	114	113
Provision for doubtful accounts	3,091	1,858	1,050
Provision for contingencies	106	176	335
Results on derivative instruments	117	(42)	39
Results on digital assets at fair value	(10)	(25)	(14)
Long term retention program (“LTRP”) accrued compensation	303	261	167
Deferred income taxes	(469)	(243)	(284)
Changes in assets and liabilities:
Receivables	(1,508)	(2,687)	(1,413)
Inventories	(235)	(113)	(69)
Other assets	(491)	(308)	(55)
Payables and accrued expenses	1,487	1,595	1,225
Funds payable to customers	5,341	3,605	1,502
Amounts payable due to credit and debit card transactions	1,592	1,213	693
Other liabilities	145	75	80
Operating lease liabilities	(408)	(189)	(168)
Interest received from investments	584	229	255
Net cash provided by operating activities	12,116	7,918	5,140
Cash flows from investing activities:
Purchases of investments	(14,754)	(16,710)	(18,936)
Proceeds from sale and maturity of investments	16,590	13,962	18,100
Payments for acquired businesses, net of cash acquired	—	(6)	—
Proceeds from settlements of derivative instruments	3	29	—
Payments from settlements of derivative instruments	(91)	(14)	(58)
Changes in loans receivable, net	(6,659)	(4,688)	(2,047)
Investments in property and equipment, intangible assets and intangible assets at fair value	(1,343)	(860)	(509)
Proceeds from sales of intangible assets at fair value	75	—	—
Net cash used in investing activities	(6,179)	(8,287)	(3,450)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	44,050	19,472	24,963
Payments on loans payable and other financing liabilities	(41,088)	(17,461)	(24,841)
Payments of finance lease liabilities	(57)	(51)	(33)
Common Stock repurchased	(1)	(1)	(356)
Net cash provided by (used in) financing activities	2,904	1,959	(267)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(3)	(739)	(938)
Net increase in cash, cash equivalents, restricted cash and cash equivalents	8,838	851	485
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the year	4,699	3,848	3,363
Cash, cash equivalents, restricted cash and cash equivalents, end of the year	$13,537	$4,699	$3,848
The accompanying notes are an integral part of these audited consolidated financial statements.

81 | MercadoLibre, Inc.

MercadoLibre, Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2025, 2024 and 2023
(In millions of U.S. dollars)

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Cash paid for interest	$611	$456	$608
Cash paid for income tax	1,013	1,052	651

Non-cash financing activities:
Finance lease liabilities	$40	$52	$99
Convertible Senior Notes Due 2028	—	—	437

Non-cash transactions:
Right-of-use assets obtained under operating leases	$1,202	$516	$314
Property and equipment obtained under finance leases	40	52	99
Contingent considerations and escrows from acquired business	—	4	—
Investments in intangible assets not paid	20	—	—

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
As of December 31, 2025, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre's fintech platform, Mercado Pago, is present in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of consolidation
The accompanying audited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the accounts of the Company, its wholly-owned subsidiaries and consolidated Variable Interest Entities (“VIE”). Investments in entities where the Company holds joint control, but not control, over the investee are accounted for using the equity method of accounting. As of December 31, 2025 and 2024, the Company had no investments where it has the ability to exercise joint control. These audited consolidated financial statements are stated in U.S. dollars, except for where otherwise indicated. Intercompany transactions and balances have been eliminated for consolidation purposes.
Substantially all net revenues and financial income, cost of net revenues and financial expenses and operating expenses, are generated in the Company’s foreign operations. Long-lived assets, intangible assets and goodwill and operating lease right-of-use assets located in the foreign jurisdictions totaled $4,695 million and $2,632 million as of December 31, 2025 and 2024, respectively.
The presentation of certain prior year figures has been modified to conform to the current year presentation. See below section "Change in the presentation of certain financial results and reclassification of 2023 results" for information regarding the change in the presentation of the statements of income.
Variable Interest Entities (VIEs)
A VIE is an entity (i) that has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, (ii) that has equity investors who lack the characteristics of a controlling financial interest or (iii) in which the voting rights of some equity investors are disproportionate to their obligation to absorb losses or their right to receive returns and substantially all of the entity’s activities are conducted on behalf of the equity investors with disproportionately few voting rights. The Company consolidates VIEs of which it is the primary beneficiary. The Company is considered to be the primary beneficiary of a VIE when it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. See Note 3 – Cash, cash equivalents, restricted cash and cash equivalents and investments and Note 19 – Securitization transactions of these audited consolidated financial statements for further details on the VIEs.
Change in the presentation of certain financial results and reclassification of 2023 results
Change in the presentation of certain financial results
Mercado Pago Fintech platform operations have significantly evolved during the last several years, not only because of the increase in the volume of transactions but also as a result of transitioning from being a non-regulated business to a regulated business, subject to the oversight of central banks and other regulators in the various countries in which the Company operates.
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
83 | MercadoLibre, Inc.

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
The Company believes that these regulatory trends and related activities will continue and, therefore, with the goal of creating a better measure of the performance of the Company, the Company decided to reclassify and present certain financial results from “Other income (expenses)” to “Net services revenues and financial income” and “Cost of net revenues and financial expenses,” in the statement of income, starting January 1, 2024 and for the 2023 results presented.
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
Reclassification of 2023 results
According to the Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements, the Company should present in a consistent manner all periods presented within the accompanying audited consolidated financial statements. Therefore, 2023 results have been reclassified for consistency with the current presentation.
This reclassification did not have an impact on previously reported net income, earnings per share, retained earnings or other components of equity or total equity.
84 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
The following table, recast for the changes summarized above, presents statement of income line items affected by the revisions and reclassifications of previously reported financial statements, detailing amounts previously reported, the impact upon those line items due to reclassifications and amounts as currently revised within the financial statements:

	For the Year Ended December 31, 2023
	As reported	Reclassification	Recast
	(In millions)
Net service revenues and financial income	$12,983	$634	$13,617
Net product revenues	1,490	—	1,490
Net revenues and financial income	14,473	634	15,107
Cost of net revenues and financial expenses	(7,267)	(250)	(7,517)
Gross profit	7,206	384	7,590

Operating expenses:
Product and technology development	(1,831)	—	(1,831)
Sales and marketing	(1,736)	—	(1,736)
Provision for doubtful accounts	(1,050)	—	(1,050)
General and administrative	(766)	—	(766)
Total operating expenses	(5,383)	—	(5,383)
Income from operations	1,823	384	2,207

Other income (expenses):
Interest income and other financial gains, net	723	(588)	135
Interest expense and other financial losses	(378)	204	(174)
Foreign currency losses, net	(615)	—	(615)
Net income before income tax expense and equity in earnings of unconsolidated entity	1,553	—	1,553

Income tax expense	(569)	—	(569)
Equity in earnings of unconsolidated entity	3	—	3
Net income	$987	$—	$987
85 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Furthermore, the following tables, recast for the changes summarized above, present net revenues per reporting segment (which have been disaggregated by similar products and services), detailing amounts previously reported, the impact upon those line items due to reclassifications and amounts as currently revised within the financial statements for the year ended December 31, 2023:

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
86 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Cash and cash equivalents
The Company considers all highly liquid investments with an original maturity of three months or less since holding the investment, consisting primarily of money market funds, time deposits and U.S. and foreign government debt securities, to be cash equivalents.
The Company’s Management assesses balances for credit losses included in cash and cash equivalents and restricted cash and cash equivalents, except for those recorded at fair value with impact on the consolidated statements of income, based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models. The Company did not recognize any material credit loss on the cash and cash equivalents and restricted cash and cash equivalents for the years ended December 31, 2025, 2024 and 2023.
Time deposits are valued at amortized cost plus accrued interest. Money market funds, U.S. and foreign government debt securities (including Central Bank of Brazil and Central Bank of Uruguay mandatory guarantees) are valued at fair value. See Note 9 – Fair value measurement of assets and liabilities of these audited consolidated financial statements for further details.
Investments
Time deposits and foreign debt securities are valued at amortized cost plus accrued interest.
Corporate debt securities classified as available-for-sale are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive loss, net of the related tax provisions or benefits.
Investments in equity securities are recorded at fair value, except for those without a readily determinable fair value that are held at cost less impairment.
U.S. and foreign government debt securities are valued at fair value. See Note 9 – Fair value measurement of assets and liabilities of these audited consolidated financial statements for further details.
Investments are classified as current or non-current depending on their maturity dates or when it is expected to be converted into cash, depending on the investment.
The Company’s Management assesses balances for credit losses included in short and long-term investments, except for those recorded at fair value with impact on the consolidated statements of income, based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models. The Company did not recognize any material credit loss on the short and long-term investments for the years ended December 31, 2025, 2024 and 2023.
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
Credit card receivables and other means of payments, net
Credit card receivables and other means of payments mainly relate to the Company’s payments solution and arise due to the time taken to clear transactions through payment networks either during the time required to collect the installments (which may be one or more than one installment) or during the period of time until those credit card receivables are sold to financial institutions. Also, the Company has arrangements with some unaffiliated entities under which MercadoLibre users are able to fund their Mercado Pago accounts by depositing an equivalent amount with the unaffiliated entity. In some of these arrangements, MercadoLibre credits the Mercado Pago account before the unaffiliated entity transfers the funds to MercadoLibre to settle the transaction. The amounts pending settlement are recognized in the consolidated balance sheets as credit card receivables and other means of payments.
Credit card receivables and other means of payments are presented net of the related allowance for chargebacks and doubtful accounts.
The Company is exposed to losses due to credit card fraud and other payment misuse. Provisions for these items represent the Company’s estimate of actual losses based on its historical experience, as well as economic conditions.
Loans receivable, net
Loans receivable represent credits granted to certain merchants and consumers through the Company’s own lending solution. Loans are granted with repayment terms ranging from 7 days and 60 months.
87 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Loans receivable are reported at amortized cost, which includes outstanding principal balances plus estimated collectible interest, net of allowance for doubtful accounts. Past due are those loans where customers have failed to make payments in accordance with the contractual terms of their loans. The Company places loans on non-accrual status at 90 days past due. Credit card loans in Mexico are placed on non-accrual status at 60 to 65 days past due and credit card loan in Brazil and Argentina are placed on non-accrual status at 90 to 95 days past due. Interests related to loans on non-accrual status are recognized on cash-basis. There are no loans receivable on non-accrual status for which there is no related allowance for doubtful accounts.
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
CECL estimate required a complex and high degree of Management’s judgment. Information provided a wider series of historical data and the lending business showed a growth in related balances and transactions which led Management to continue enhancing the models used to develop this estimate. CECL represents the present value of the uncollectible portion of the principal, interest, late fees, and other allowable balances. The allowance for doubtful accounts is recorded as a charge to provision for doubtful accounts.
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
The probability of default is an estimation of the likelihood that a loan receivable will default over a given time horizon. For most of the products, probability of default models (“PD”) are estimated using a survival methodology; these PD are constructed using individual default information through time, taking into account the expected future delinquency rate (forward-looking models) using three probability-weighted macroeconomic scenarios (base, optimistic and pessimistic) following the increased complexity and possible outcomes of the global, regional and domestic macroeconomic performance, so that the models include macroeconomic outlook or projections and recent performance. With this model, the Company estimates marginal monthly default probabilities for each delinquency bucket, type of product and country. Each marginal monthly probability of default represents a different possible scenario of default. However, for new products with limited historical information such as asset backed loans, we estimate PDs using roll rates/transition, until sufficient history is available to migrate to fully empirical approaches.
The exposure at default is equal to the receivables’ expected outstanding principal, interest and other allowable balances. The Company estimates the exposure at default that the portfolio of loans would have in each possible moment of default, meaning for each possible scenario mentioned above. For credit cards loans the Company estimates an amortization pattern based on historical information. Also, for Brazilian credit cards loans the Company uses, as applicable, a one month credit conversion factor (“CCF”) estimated according to terms and conditions, considering the increase in the volume of credit cards portfolio.
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
The measurement of CECL is based on probability-weighted scenarios (probability of default for each month), in view of past events, current conditions and adjustments to reflect the reasonable and supportable forecast of future economic conditions. When the Management considers that it is needed, the Company uses an expert credit judgment overlay to reflect factors not captured in the results produced by the CECL model.
The Company writes off loans receivable when the customer balance becomes 360 days past due.
88 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
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
Credit card receivables and other means of payments
Management assesses balances for credit losses included in credit card receivables and other means of payments, based on a review of the average period for which the financial asset is held, credit ratings of the financial institutions and probability of default and loss given default models. The Company did not recognize any material credit loss on the credit card receivables and other means of payments for the years ended December 31, 2025, 2024 and 2023.
Transfer of financial assets
The Company may sell credit card receivables and loans receivable to financial institutions, included within “Credit card receivables and other means of payments, net” and “Loans receivable, net.” These transactions may qualify to be accounted for as a true sale. Accounting guidance on transfer of financial assets establishes that the transferor has surrendered control over transferred assets if and only if all of the following conditions are met: (1) the transferred assets have been isolated from the transferor, (2) each transferee has the right to pledge or exchange the assets it received and (3) the transferor does not maintain effective control over the transferred assets. When all the conditions are met, the Company derecognizes the corresponding financial asset from its consolidated balance sheets. The gain arising from sales of credit card receivables, net of the costs recognized on sale of those credit card receivables, is $1,124 million and $1,246 million, for the years ended December 31, 2025 and 2024, respectively. See Note 5 – Loans receivable, net of these audited consolidated financial statements for further details on the sales of loans receivables.
As of December 31, 2025 and 2024, Accounts payable and accrued expenses include $1,371 million and $898 million, respectively, related to the sale of credit card receivables from Mercado Libre S.R.L. (payment aggregator) of payments transactions processed by Mercado Pago Servicios de Procesamiento S.R.L. (payment acquirer) in Argentina.
Concentration of credit risk
Cash and cash equivalents, restricted cash and cash equivalents, short-term and long-term investments, accounts receivable, credit card receivables and other means of payments and loans receivable are potentially subject to credit risk. However, there are not significant concentrations of credit risk arising from these financial instruments. Cash and cash equivalents, restricted cash and cash equivalents and investments are placed with several financial institutions and financial instruments from different countries that are highly liquid and highly rated. Accounts receivable are derived from revenue earned from customers located internationally and are settled through customer credit cards, debit cards and Mercado Pago accounts, with the majority of accounts receivable collected upon processing of credit card transactions. Due to the relatively small dollar amount of individual accounts receivable and loans receivable, except for asset-backed loans, the Company generally does not require collateral on these balances.
During the years ended December 31, 2025 and 2024, no single customer accounted for more than 5% of net revenues and financial income. As of December 31, 2025 and 2024, no single customer, except for credit card processing companies, accounted for more than 5% of accounts receivable and loans receivable. Credit card receivables and other means of payments, net line of the consolidated balance sheets shows the Company’s credit exposure to not more than 10 entities in each of the countries where the Company offers its payments solution.
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
89 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Property and equipment, net
Property and equipment are recorded at their acquisition cost and depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are expensed as incurred.
Costs related to the planning and post implementation phases of website development are recorded as an operating expense. Direct costs incurred in the development phase of website are capitalized and amortized using the straight-line method over an estimated useful life of three years. During 2025 and 2024, the Company capitalized $378 million and $292 million, respectively.
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
Intangible assets consist of customer lists, trademarks, licenses and others, non-solicitation, non-compete agreements and hubs network acquired in business combinations and valued at fair value at the acquisition date. Intangible assets with finite useful life are amortized over the period of estimated benefit to be generated by those assets and using the straight-line method; their estimated useful lives range from three to twelve years. Trademarks with indefinite useful life are not subject to amortization, but are subject to an annual impairment test, by comparing their carrying amount with their corresponding fair value. For any given intangible asset with indefinite useful life, if its fair value exceeds its carrying amount no impairment loss shall be recognized.
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
90 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Impairment of long-lived assets
The Company reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The impairment evaluation is performed at the lowest level of identifiable cash flows independent of other assets. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. If such asset is considered to be impaired on this basis, the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of such asset. As of December 31, 2025 there were no events or changes in circumstances that indicate that the carrying value of an asset may not be recoverable.
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
As of December 31, 2025, the Company performed its annual goodwill impairment analysis. The Company’s annual impairment analysis included a qualitative assessment to determine if it is necessary to perform the quantitative impairment test. After performing a qualitative impairment test, the Company concluded that it was more likely than not that the fair value of each reporting unit of the Company exceeds its carrying value. Accordingly, there was no indication of impairment and the quantitative impairment test was not performed.
No impairment loss has been recognized in the years ended December 31, 2025, 2024 and 2023.
Income taxes
The Company is subject to U.S. (federal and state) and foreign income taxes. The Company accounts for income taxes following the liability method of accounting which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are also recognized for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s income tax expense consists of taxes currently payable, if any, plus the change during the period in the Company’s deferred tax assets and liabilities.
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
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to global intangible low-taxed income (“GILTI”) as a current period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company selected the period cost method. Accordingly, the Company was not required to record any impact in connection with the potential GILTI tax as of December 31, 2025 and 2024, respectively.
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
The Company is subject to taxation in the U.S. and various foreign jurisdictions. The material jurisdictions that are subject to examination by tax authorities primarily include the U.S. (for tax year 2022 onwards), Argentina, Brazil and Mexico (for tax year 2020 onwards).
Tax incentives
ICMS tax benefits
eBazar.com.br Ltda., a Brazilian wholly-owned subsidiary of the Company, has ICMS (Imposto sobre Circulação de Mercadorias, Serviços de Transporte Interestadual, Intermunicipal e Comunicação) tax incentives granted by the State of Minas Gerais in the form of tax credits, through a special regime signed with the State by means of a term of agreement, which are aimed at implementing and expanding business in that State. The Company accounted for the tax benefit netting against cost of net revenues and financial expenses for $169 million, $103 million and $69 million for the years ended December 31, 2025, 2024 and 2023, respectively.
91 | MercadoLibre, Inc.

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
Funds payable to customers
Funds payable to customers relate to the Company’s digital account and are originated by the amounts due to users held by the Company. Funds, net of amounts due to the Company by the user when applicable, are maintained in the user’s current account until withdrawal is requested by the user.
Amounts payable due to credit and debit card transactions
Amounts payable due to credit and debit card transactions are originated by purchase transactions carried out by the Company’s customers with debit and credit cards issued by the Company.
Provision for buyer protection program
The buyer protection program (“BPP”) is designed to protect buyers in the Marketplace from losses due primarily to fraud or counterparty non-performance for all transactions completed through the Company’s online payment solution Mercado Pago (except for certain excluded categories). The Company’s BPP provides protection to consumers by reimbursing them for the total value of a purchased item and the value of any shipping service paid if it does not arrive, arrives incomplete or damaged, does not match the seller’s description or if the buyer regrets the purchase. The Company is entitled to recover from the third-party carrier companies performing the shipping service certain amounts paid under the BPP. Furthermore, in some specific circumstances, the Company enters into insurance contracts with third-party insurance companies in order to cover contingencies that may arise from the BPP. Provisions for BPP represent the Company’s estimate of probable losses based on its historical experience. The charge for the provision for BPP is recognized in sales and marketing expense line of the consolidated statements of income. See Note 14 – Commitments and Contingencies of these audited consolidated financial statements for further details.
Share-based payments
The liability related to the variable portion of the long term retention programs is remeasured at fair value. See Note 15 – Long term retention program of these audited consolidated financial statements for more details.
92 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
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
Comprehensive income
Comprehensive income is comprised of two components, net income and other comprehensive income (loss). This last component is defined as all other changes in the equity of the Company that result from transactions other than with shareholders. Other comprehensive income (loss) includes the cumulative adjustment relating to the translation of the financial statements of the Company’s foreign subsidiaries, unrealized gains and losses on investments classified as available-for-sale and hedging activities; and the related tax effects. Total comprehensive income for the years ended December 31, 2025, 2024 and 2023 amounted to $2,397 million, $1,281 million and $1,161 million, respectively.
Foreign currency translation
All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Argentina, which has used the U.S. dollar as its functional currency since July 1, 2018. Accordingly, the foreign subsidiaries with local currency as functional currency translate assets and liabilities from their local currencies into U.S. dollars by using year-end exchange rates while income and expense accounts are translated at the average monthly rates in effect during the year, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive (loss) income. Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the consolidated statements of income under the caption “Foreign currency losses, net.”
Argentine currency status and macroeconomic outlook
As of July 1, 2018, the Company transitioned its Argentine operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company. Argentina’s annual inflation rate for the years ended December 31, 2025, 2024 and 2023 was 31.5%, 117.8% and 211.4%, respectively.
The Company uses Argentina’s official exchange rate to account for transactions in the Argentine segment, which as of December 31, 2025, 2024 and 2023 was 1,455.00, 1,032.00 and 808.45, respectively, against the U.S. dollar. For the years ended December 31, 2025, 2024 and 2023, Argentina’s official exchange rate against the U.S. dollar increased 41.0%, 27.7% and 356.3%, respectively. The average exchange rate for the years ended December 31, 2025, 2024 and 2023 was 1,244.51, 916.11 and 296.59, respectively, resulting in an increase of 35.8% and 208.9% for the years ended December 31, 2025 and 2024.
Argentine exchange regulations
In the second half of 2019, the Argentine government instituted exchange controls restricting the ability of companies and individuals to exchange Argentine Pesos for foreign currencies and their ability to remit foreign currency out of Argentina. An entity’s authorization request to the Central Bank of Argentina (“CBA”) to access the official exchange market to make foreign currency payments may be denied depending on the circumstances. As a result of these exchange controls, markets in Argentina developed trading mechanisms, in which an entity or individual buys U.S. dollar denominated securities in Argentina (i.e. shares, sovereign debt) using Argentine Pesos, and subsequently sells the securities for U.S. dollars, in Argentina, to access U.S. dollars locally, or outside Argentina, by transferring the securities abroad, prior to being sold (the latter commonly known as “Blue Chip Swap Rate”). The Blue Chip Swap Rate diverged from Argentina’s official exchange rate (commonly known as the exchange spread). As of December 31, 2024, the spread of the Blue Chip Swap was 14.7%.
On April 11, 2025, the Argentine government announced a series of measures aimed at easing regulations related to access to the foreign exchange market. Among other modifications, these measures included the establishment of floating bands (which started between $1,000 and $1,400 Argentine Pesos, a range that was updated at a rate of 1% per month until December 2025) within which the dollar exchange rate in the foreign exchange market may fluctuate, the elimination of foreign exchange restrictions applicable to individuals, the ability of companies to transfer dividends abroad to non-resident shareholders related to fiscal years beginning on or after January 1, 2025 and provide greater flexibility to make payments abroad for imports of goods and services. Effective January 1, 2026, the floating bands are updated monthly in accordance with the most recently published monthly inflation rate.
On September 26, 2025, the CBA imposed a restriction that prohibits purchasing securities on the Argentina Stock Market that are to be settled in foreign currency for a period of 90 days following the purchase of foreign currency in the official exchange market. As of December 31, 2025, the spread between the official exchange rate and the Blue Chip Swap Rate was 4.6%.
93 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
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
■Revenues from shipping services are generated when an item is delivered through our shipping service. When the Company acts as an agent, revenues derived from the shipping services are recognized at the time the transaction is successfully concluded for third-party sales, and presented net of the transportation costs charged by third-party carriers. When the Company acts as principal, revenues derived from the shipping services are recognized upon delivery of the good to the customer, and presented on a gross basis. As part of the Company’s business strategy, shipping costs may be fully or partially subsidized at the Company’s option. In addition, the Company generates storage fees, which are charged to sellers for utilizing the Company’s fulfillment facilities, and are recognized over time.
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
■Revenues from subscription services include fees associated with MELI+ memberships and third party digital content subscriptions, and are presented net of content providers costs. Subscriptions are paid for at the time of or in advance of delivering the services. Revenue from such arrangements is recognized over the subscription period.
Fintech transactions
■Revenues from commissions the Company charges for transactions off-platform derived from the use of the Company’s payments solution or Mercado Pago, credit and debit cards, revenues derived from insurtech transactions and revenues from commissions the Company charges for its asset management product are recognized once the transaction is considered completed, when the payment is processed by the Company, net of rebates granted. As of December 31, 2025, the assets under administration of the Company related to mutual funds amount to $4,536 million. The Company also earns revenues as a result of offering installments to its Mercado Pago users, either when the Company finances the transactions directly or when the Company sells the corresponding financial assets to financial institutions. When the Company finances the transactions directly, the financing component is separated from the revenue amount and is recognized over the financing period using the interest method. When the Company sells the corresponding financial assets to financial institutions, the result of such sale is accounted for as financing revenues net of financing costs at the time of transfer of the financial assets.
■Revenues from sale of mobile point of sale products are recognized when control of the good is transferred, which occurs upon delivery to the customer.
■Revenues from interest earned on loans granted to merchants and consumers, and credit card transactions are recognized over the period of the loan and are based on effective interest rates. The Company places loans on non-accrual status at 90 days past due. Credit card loans in Mexico are placed on non-accrual status at 60 to 65 days past due and credit card loan in Brazil and Argentina are placed on non-accrual status at 90 to 95 days past due.
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
When more than one service is included in one single arrangement with the same customer, the Company recognizes revenue according to multiple element arrangements accounting, segregating the significant financing components, if any, distinguishing between each of the services provided, and allocating revenues based on their respective estimated selling prices.
94 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Revenues recognized under ASC 606 “Revenue from contracts with customers” amounted to $20,335 million, $15,137 million and $10,487 million for the years ended December 31, 2025, 2024 and 2023, respectively. Revenues not recognized under ASC 606 amounted to $8,558 million, $5,640 million and $4,620 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Accounts receivable and credit card receivables and other means of payments are presented net of allowance for doubtful accounts and chargebacks of $63 million and $42 million as of December 31, 2025 and 2024, respectively. See Note 5 – Loans receivable, net of these audited consolidated financial statements for information related to the allowance for doubtful accounts with respect to the Company’s loans receivable.
Contract liabilities from contracts with customers consist of fees received related to unsatisfied performance obligations at the end of the year in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Contract liabilities from contracts with customers as of December 31, 2024 was $77 million, of which substantially all was recognized as revenue during the year ended December 31, 2025.
As of December 31, 2025, total contract liabilities from contracts with customers recognized within current other liabilities was $133 million, mainly due to fees related to classified advertising services billed, subscriptions, shipping services and inventory sales that are expected to be recognized as revenue in the coming months.
Sales tax
The Company’s subsidiaries in Brazil, Argentina and Colombia are subject to certain sales taxes which are classified as cost of net revenues and financial expenses and totaled $1,785 million, $1,367 million and $1,165 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Brazilian Tax Reform - Consumption taxation
In December 2023 the Brazilian National Congress approved a tax reform that will change the consumption taxation (goods and services), replacing ICMS (State tax) and ISS (Municipal tax) by IBS (Goods and Services Tax) and PIS/COFINS (Federal taxes) by CBS (Goods and Services Federal Tax). Overall, IBS and CBS will have a single flat rate, around 28% according to preliminary estimates, full non-cumulative system (taxpayer full entitlement to recover taxes paid in the previous transactions), and a 7-year transition, starting in 2026. Also, this change will simplify Brazilian tax legislation, which is expected to reduce tax litigation between taxpayers and the government.
In this regard, in January 2025, the first part of the regulation for the tax reform on consumption was approved. The text contains rules for the implementation of the CBS and IBS. For the CBS, the transition will be faster, starting in 2026 and ending in 2027. In contrast, the transition for the IBS will occur starting in 2029, with an end date in 2033.
Starting 2026, there will be a change in the fiscal documents requiring the inclusion of the CBS and the IBS, both with nominal rates of 0.9% and 0.1%, respectively. This inclusion will be strictly for informational purposes, meaning it will have no impact on tax payments.
Advertising costs
The Company expenses the costs of advertisements in the period during which the advertising space or airtime is used as sales and marketing expense. Internet advertising expenses are recognized based on the terms of the individual agreements, which is generally over the greater of the ratio of the number of clicks delivered over the total number of contracted clicks, on a pay-per-click basis, or on a straight-line basis over the term of the contract. Advertising costs for the years ended December 31, 2025, 2024 and 2023 amounted to $1,690 million, $1,053 million and $787 million, respectively.
Earnings per share
Basic earnings per share for the Company’s common stock is computed by dividing net income for the year by the weighted average number of common shares outstanding during the year. Basic and Diluted earnings per share figures have been calculated using non-rounded amounts.
In August 2018, the Company issued an aggregate principal amount of $880 million of 2.00% Convertible Senior Notes due 2028 (“2028 Notes”) which were fully converted or redeemed in November 2023. The conversion of these notes was included in the calculation for diluted earnings per share utilizing the “if converted” method for the year ending December 31, 2023 and was added an adjustment for assumed conversions of 744,558 shares. The denominator for diluted net income per share for the year ended December 31, 2023 did not include any effect from the capped call transactions entered into by the Company with certain financial institutions with respect to shares of the Company’s common stock, which were settled on September 1, 2023, because it would be antidilutive.
For the year ended December 31, 2025, the weighted average of outstanding common shares for the diluted earnings per share includes the effect of 21 incremental shares of the Company's common stock issuable upon vesting of restricted stock units ("RSUs") granted to non-employee directors.
95 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Recently Adopted Accounting Standards
On December 14, 2023, the FASB issued the Accounting Standard Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this update provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information, requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The other amendments in this update improve the effectiveness and comparability of disclosures by adding disclosures of pretax income (or loss) and income tax expense (or benefit) and removing disclosures that no longer are considered cost beneficial or relevant. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The guidance should be applied on a prospective basis while retrospective application is permitted. The Company adopted this guidance, applying the retrospective approach in the fourth quarter of 2025. Please refer to Note 13 – Income taxes of these audited consolidated financial statements for additional information.
Accounting Pronouncements Not Yet Adopted
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
On July 30, 2025, the FASB issued the ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The amendments in this update provide entities with a practical expedient when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606, including those assets acquired in a transaction accounted for under Topic 805, Business Combinations. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The practical expedient, if elected, should be applied prospectively. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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
96 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS
The composition of cash, cash equivalents and restricted cash and cash equivalents is as follows:

	December 31,
	2025	2024
	(In millions)
Cash in bank accounts and digital wallets	$2,182	$1,725
Money market	856	572
Time deposits	570	334
U.S. government debt securities	46	—
Foreign government debt securities	16	4
Total cash and cash equivalents	3,670	2,635

Securitization transactions (1)	387	492
Foreign government debt securities (Central Bank of Brazil mandatory guarantee)	—	469
Cash in bank account (Central Bank of Brazil mandatory guarantee)	7,865	—
Cash in bank account (Argentine Central Bank mandatory guarantee)	394	471
Cash in bank account (Mexican National Banking and Securities Commission mandatory guarantee)	127	149
Time deposits (Mexican National Banking and Securities Commission mandatory guarantee)	682	297
Cash in bank account (Chilean Commission for the Financial Market mandatory guarantee)	288	130
Time deposits (Chilean Commission for the Financial Market mandatory guarantee)	44	39
Money market (Secured lines of credit guarantee)	—	14
Time deposits (Central Bank of Uruguay mandatory guarantee)	1	3
Money market (Central Bank of Uruguay mandatory guarantee)	3	—
Foreign government debt securities (Central Bank of Uruguay mandatory guarantee)	14	—
Money market (held for Meli Dólar holders)	50	—
Cash in bank accounts and digital wallets (held for Meli Dólar holders)	12	—
Total restricted cash and cash equivalents	9,867	2,064
Total cash, cash equivalents, restricted cash and cash equivalents (2)	$13,537	$4,699
(1) Cash and cash equivalents from securitization transactions are restricted to the payment of amounts due to third-party investors.
(2) Cash, cash equivalents, restricted cash and cash equivalents as reported in the consolidated statements of cash flows.

97 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
The composition of short-term and long-term investments is as follows:

	December 31,
	2025	2024
	(In millions)
U.S. government debt securities	$1,519	$619
Foreign government debt securities (1)	817	3,619
Foreign debt securities (6)	146	—
Time deposits (2)	93	160
Corporate debt securities (3)	54	87
Total short-term investments	$2,629	$4,485

U.S. government debt securities	$463	$468
Foreign government debt securities (3) (4)	836	483
Securitization transactions (5)	8	12
Corporate debt securities	345	175
Equity securities at fair value	59	—
Equity securities held at cost	53	65
Total long-term investments	$1,764	$1,203
(1) As of December 31, 2025 and 2024, includes $786 million and $3,370 million considered restricted due to Central Bank of Brazil mandatory guarantee, respectively. Also, as of December 31, 2024 includes $5 million, considered restricted, that guarantees a line of credit. As of December 31, 2025 and 2024, includes $9 million and $17 million considered restricted due to the Central Bank of Uruguay’s mandatory guarantee.
(2) As of December 31, 2025 and 2024, includes $74 million and $42 million of collateral as part of credit card scheme arrangement rules in Brazil, and is considered restricted. As of December 31, 2025 and 2024, the time deposits in excess of $100 thousand, are in majority foreign deposits.
(3) Includes investments held by a consolidated VIE, in which the Company has determined that it has both the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits. As of December 31, 2025 and 2024, includes $473 million and $337 million of foreign government debt securities, respectively. Also, as of December 31, 2024, includes $1 million of corporate debt securities.
(4) As of December 31, 2025 and 2024, includes $8 million and $2 million, respectively, considered restricted due to Brazilian stock market mandatory guarantee to operate with futures contracts. Also, as of December 31, 2025, includes $9 million considered restricted, that guarantees lines of credit.
(5) Investments from securitization transactions are restricted to the payment of amounts due to third-party investors.
(6) Corresponds to debt securities nominated in Brazilian reais issued by the Instituto de Crédito Oficial of Spain guaranteed by the Spanish government, considered restricted, that guarantees a line of credit.

NOTE 4. BALANCE SHEET COMPONENTS
Accounts receivable, net

	December 31,
	2025	2024
	(In millions)
Accounts receivable	$394	$270
Allowance for doubtful accounts	(25)	(15)
Accounts receivable, net	$369	$255
98 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
The following table summarizes the allowance for doubtful accounts activity during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Balance at beginning of year	$15	$21	$14
Net charged to Net income	28	27	22
Charges utilized/ Currency translation adjustments/ Write-offs and other adjustments	(18)	(33)	(15)
Balance at end of year	$25	$15	$21
Credit card receivables and other means of payments, net
As of December 31, 2025 and 2024, the components of current and non-current Credit card receivables and other means of payments, net were as follows:

	December 31,
	2025	2024
	(In millions)
Credit card receivables and other means of payments	$7,084	$5,315
Allowance for chargebacks	(38)	(27)
Credit card receivables and other means of payments, net	$7,046	$5,288
The following tables summarize the allowance for chargebacks activity during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Allowance for chargebacks	(In millions)
Balance at beginning of year	$27	$17	$11
Net charged to Net income	35	25	35
Charges utilized/ Currency translation adjustments/ Write-offs and other adjustments	(24)	(15)	(29)
Balance at end of year	$38	$27	$17
Other assets

	December 31,
	2025	2024
	(In millions)
VAT credits	$116	$67
Income tax credits	93	75
Sales tax credits	215	8
Advance to ATM providers	59	12
Advance to suppliers	8	40
Derivative instruments	22	38
Incentives to be collected	50	66
Prepaid expenses	69	46
Other (*)	88	51
Current other assets	$720	$403
(*) Includes restricted USDC holdings (held for Meli Dólar holders) of $3 million as of December 31, 2025.
99 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

	December 31,
	2025	2024
	(In millions)
Judicial deposits	$43	$10
Sales tax credits	242	107
Derivative instruments	19	20
Other	122	45
Non current other assets	$426	$182
Property and equipment, net

	Estimated useful life (years)	December 31,
		2025	2024
		(In millions)
Equipment	1-3	$474	$282
Land and building	50 (1)	79	74
Furniture, fixtures and facilities	3-10	1,629	992
Software	3	946	755
Vehicles	4	225	166
Work in progress		374	144
Subtotal		3,727	2,413
Accumulated depreciation		(1,424)	(1,033)
Property and equipment, net		2,303	1,380
(1) Estimated useful life attributable to “building.”

Depreciation

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Cost of net revenues and financial expenses	$269	$173	$149
Product and technology development	259	271	232
Sales and marketing	5	5	7
General and administrative	29	17	16
Depreciation	$562	$466	$404
100 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Other liabilities

	December 31,
	2025	2024
	(In millions)
Contract liabilities from contracts with customers	$133	$77
Customer advances	36	29
Derivative instruments	78	17
Meli Dólar liability	61	31
Other	101	55
Current other liabilities	$409	$209

	December 31,
	2025	2024
	(In millions)
Provisions and contingencies	$129	$135
Contingent considerations and escrows from acquisitions	9	8
Incentives collected in advance	145	9
Derivative instruments	5	14
Asset retirement obligation	58	36
Other	42	14
Non current other liabilities	$388	$216
Foreign currency translation

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Balance at beginning of year	$(926)	$(286)	$(464)
Gains / (losses) on foreign currency translation	419	(640)	178
Balance at end of year	$(507)	$(926)	$(286)
Supplier finance programs
The Company and certain financial institutions participate in a supplier finance program (“SFP”) that enables certain of the Company’s suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in the Company’s payment policies. Suppliers’ voluntary inclusion of invoices in the SFP does not change the Company’s payment terms, the amounts paid or liquidity. The supplier invoices that have been confirmed as valid under the program require payment in full according to the terms established in the Company’s payment policies (a range mainly between 60 and 90 days from the invoicing date). There are no assets pledged as security or other forms of guarantees provided for the committed payment to the financial institution. The Company has no economic interest in a supplier’s decision to participate in the SFP and has no financial impact in connection with the SFP. As of December 31, 2025 and 2024, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $616 million and $425 million, respectively, and are included in the consolidated balance sheets within accounts payable and accrued expenses line.
101 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
The rollforward of the Company’s outstanding obligations confirmed as valid under its supplier finance program for the year ended December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024
	(In millions)
Confirmed obligations outstanding at the beginning of the year	$425	$381
Invoices confirmed during the year	3,023	2,368
Confirmed invoices paid during the year	(2,842)	(2,297)
Currency translation	10	(27)
Confirmed obligations outstanding at the end of the year	$616	$425

NOTE 5. LOANS RECEIVABLE, NET

	December 31,
	2025	2024
	(In millions)
Loans receivable	$11,912	$6,346
Allowance for doubtful accounts	(3,057)	(1,630)
Current loans receivable, net	$8,855	$4,716

	December 31,
	2025	2024
	(In millions)
Loans receivable	$596	$227
Allowance for doubtful accounts	(86)	(48)
Non current loans receivable, net	$510	$179
The Company classifies loans receivable as “Merchant”, “Consumer”, “Credit cards” and “Asset-backed.” As of December 31, 2025 and 2024, Loans receivable, net were as follows:

	December 31, 2025
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
Merchant	$2,009	$(747)	$1,262
Consumer	4,559	(1,271)	3,288
Credit cards	5,656	(1,107)	4,549
Asset-backed	284	(18)	266
Total	$12,508	$(3,143)	$9,365

102 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

	December 31, 2024
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
Merchant	$1,205	$(417)	$788
Consumer	2,591	(696)	1,895
Credit cards	2,639	(557)	2,082
Asset-backed	138	(8)	130
Total	$6,573	$(1,678)	$4,895

The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $3,179 million and $1,708 million as of December 31, 2025 and 2024, respectively, which includes $36 million and $30 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
As of December 31, 2025 and 2024, the Company is exposed to off-balance sheet unused agreed loan commitment on credit cards portfolio which expose the Company to credit risks for $9,001 million and $2,872 million, respectively. For the years ended December 31, 2025, 2024 and 2023 the Company recognized in Provision for doubtful accounts $3 million, $18 million and $8 million as expected credit losses, respectively.
From time to time, the Company sells loans receivable related to its lending solution. In this regard, during 2024, the Company signed a contract with a third party to sell an amount up to $100 million of its loans receivable, as part of its funding strategy. These loans were originated by its Mexican subsidiary and provided to its local users. This transaction is accounted for as a true sale and the Company has a continuing involvement related to a servicing fee charged to the purchaser for collection services and regarding a beneficial interest retained by the Company over the transferred assets. Such involvements did not preclude the fact that this operation qualified as a true sale because the purchaser had full control over the transferred assets. As of December 31, 2024, the Company sold $44 million of loans receivable and during 2025, the Company completed the sale of the total amount aforementioned. Finally, the Company recognized a gain of $1 million for each of the years ended December 31, 2025 and 2024, related to the mentioned sale of loans receivable.
Additionally, during 2025, the Company signed a contract to sell loans receivable related to its lending solution in Argentina with certain local financial institution for an amount up to $100 million, as part of its funding strategy. This transaction is accounted for as a true sale and the Company does not retain any continuing involvement. As of December 31, 2025, the Company sold $5 million of loans receivable and recorded a gain of $1 million regarding this sale.
103 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
The following tables summarize the allowance for doubtful accounts activity during the years ended December 31, 2025, 2024 and 2023:

	December 31, 2025
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$417	$696	$557	$8	$1,678
Net charged to Net Income	744	1,266	1,036	14	3,060
Currency translation adjustments	44	68	88	1	201
Write-offs	(458)	(759)	(574)	(5)	(1,796)
Balance at end of year	$747	$1,271	$1,107	$18	$3,143

	December 31, 2024
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$256	$591	$236	$1	$1,084
Net charged to Net Income	452	759	595	9	1,815
Currency translation adjustments	(82)	(155)	(98)	(1)	(336)
Write-offs	(209)	(499)	(176)	(1)	(885)
Balance at end of year	$417	$696	$557	$8	$1,678

	December 31, 2023
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$265	$614	$225	$—	$1,104
Net charged to Net Income	233	571	211	1	1,016
Currency translation adjustments	9	6	18	—	33
Write-offs	(251)	(600)	(218)	—	(1,069)
Balance at end of year	$256	$591	$236	$1	$1,084

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
104 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
The amortized cost of the loans receivable classified by the Company’s credit quality internal indicator was as follows:

	December 31,
	2025	2024
	(In millions)
1-14 days past due	$247	$125
15-30 days past due	278	146
31-60 days past due	343	175
61-90 days past due	329	167
91-120 days past due	333	178
121-150 days past due	286	155
151-180 days past due	256	138
181-210 days past due	228	129
211-240 days past due	206	118
241-270 days past due	206	121
271-300 days past due	187	109
301-330 days past due	210	112
331-360 days past due	186	90
Total past due	3,295	1,763
To become due	9,213	4,810
Total	$12,508	$6,573

For non-accrual policy, please refer to Note 2 – Summary of significant accounting policies - Loans receivable, net.
As of December 31, 2025 and 2024, renegotiations represented 1.6% and 1.4% of the loans receivable portfolio, respectively.
105 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 6. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets
The composition of goodwill and intangible assets is as follows:

	December 31,
	2025	2024
	(In millions)
Goodwill	$163	$149
Intangible assets with indefinite lives
Trademarks	4	4
Amortizable intangible assets
Naming rights	29	—
Licenses and others	18	18
Non-compete agreements	3	3
Customer lists	15	14
Trademarks	7	7
Hubs network	4	3
Others	4	3
Total intangible assets	84	52
Accumulated amortization	(51)	(40)
Total intangible assets, net	$33	$12

Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31, 2025
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$56	$39	$14	$33	$5	$2	$149
Currency translation adjustments	6	5	—	2	1	—	14
Balance, end of the year	$62	$44	$14	$35	$6	$2	$163

	Year Ended December 31, 2024
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$64	$44	$10	$37	$6	$2	$163
Business acquisitions	6	2	4	—	—	—	12
Currency translation adjustments	(14)	(7)	—	(4)	(1)	—	(26)
Balance, end of the year	$56	$39	$14	$33	$5	$2	$149
106 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Intangible assets with finite useful life
Intangible assets with finite useful life are comprised of naming rights, customer lists, non-compete and non-solicitation agreements, hubs network, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets totaled $9 million, $5 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table summarizes the remaining amortization of intangible assets with finite useful life as of December 31, 2025:

For year to be ended December 31, 2026	$9
For year to be ended December 31, 2027	7
For year to be ended December 31, 2028	6
For year to be ended December 31, 2029	6
Thereafter	1
$29

NOTE 7. INTANGIBLE ASSETS AT FAIR VALUE
The Company did not hold any digital assets at fair value as of December 31, 2025. The following table presents the digital assets name, cost basis, fair value, and number of units for each significant digital asset holding as of December 31, 2024:

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
The following table summarizes the digital assets rollforward activity during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(in millions)
Balance at beginning of year	$49	$24
Purchases	16	—
Sales	(75)	—
Gains included in net income	10	25
Balance at end of year	$—	$49

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
The CODM evaluates the performance of the Company’s operating segments based on their direct contribution. The CODM uses the direct contribution by segment to help with decision-making since it considers all business lines within a country as a whole, taking into account the synergies between the different lines in each of the countries’ integrated digital ecosystems.
107 | MercadoLibre, Inc.

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
The following tables summarize the financial performance of the Company’s reporting segments:

	Year Ended December 31, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$12,846	$5,699	$5,646	$1,095	$25,286
Net product revenues	2,355	776	316	160	3,607
Net revenues and financial income	15,201	6,475	5,962	1,255	28,893

Local operating expenses	(12,740)	(5,054)	(3,398)	(1,032)	(22,224)
Depreciation and amortization	(386)	(250)	(83)	(47)	(766)
Total segment costs	(13,126)	(5,304)	(3,481)	(1,079)	(22,990)
Direct contribution	2,075	1,171	2,481	176	5,903
Operating expenses and indirect costs of net revenues and financial expenses					(2,702)
Income from operations					3,201
Other income (expenses):
Interest income and other financial gains, net					138
Interest expense and other financial losses					(160)
Foreign currency losses, net					(337)
Net income before income tax expense and equity in earnings of unconsolidated entity					$2,842

	Year Ended December 31, 2024
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$10,033	$4,183	$3,614	$808	$18,638
Net product revenues	1,373	481	204	81	2,139
Net revenues and financial income	11,406	4,664	3,818	889	20,777

Local operating expenses	(8,828)	(3,650)	(2,069)	(730)	(15,277)
Depreciation and amortization	(292)	(160)	(74)	(42)	(568)
Total segment costs	(9,120)	(3,810)	(2,143)	(772)	(15,845)
Direct contribution	2,286	854	1,675	117	4,932
Operating expenses and indirect costs of net revenues and financial expenses					(2,301)
Income from operations					2,631
Other income (expenses):
Interest income and other financial gains, net					148
Interest expense and other financial losses					(165)
Foreign currency losses, net					(182)
Net income before income tax expense and equity in earnings of unconsolidated entity					$2,432
108 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

	Year Ended December 31, 2023 (1)
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$6,946	$2,734	$3,322	$615	$13,617
Net product revenues	875	337	228	50	1,490
Net revenues and financial income	7,821	3,071	3,550	665	15,107

Local operating expenses	(5,698)	(2,238)	(1,812)	(577)	(10,325)
Depreciation and amortization	(262)	(133)	(58)	(38)	(491)
Total segment costs	(5,960)	(2,371)	(1,870)	(615)	(10,816)
Direct contribution	1,861	700	1,680	50	4,291
Operating expenses and indirect costs of net revenues and financial expenses					(2,084)
Income from operations					2,207
Other income (expenses):
Interest income and other financial gains, net					135
Interest expense and other financial losses					(174)
Foreign currency losses, net					(615)
Net income before income tax expense and equity in earnings of unconsolidated entity					$1,553
(1) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of 2023 results to our audited consolidated financial statements for further details.
The following tables summarize net revenues and financial income per reporting segment, which have been disaggregated by similar products and services for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	Brazil	Mexico	Argentina	Other Countries (7)	Total
	(In millions)
Commerce services (1)	$6,859	$3,432	$1,722	$737	$12,750
Commerce products sales (2)	2,325	753	312	154	3,544
Total commerce revenues	9,184	4,185	2,034	891	16,294
Financial services and income (3)	2,829	897	2,609	343	6,678
Credit revenues (4)	3,158	1,370	1,315	15	5,858
Fintech products sales (5)	30	23	4	6	63
Total fintech revenues	6,017	2,290	3,928	364	12,599
Total net revenues and financial income	$15,201	$6,475	$5,962	$1,255	$28,893
109 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

	Year Ended December 31, 2024
	Brazil	Mexico	Argentina	Other Countries (7)	Total
	(In millions)
Commerce services (1)	$5,695	$2,608	$1,207	$566	$10,076
Commerce products sales (2)	1,343	464	200	76	2,083
Total commerce revenues	7,038	3,072	1,407	642	12,159
Financial services and income (3)	2,416	566	1,748	232	4,962
Credit revenues (4)	1,922	1,009	659	10	3,600
Fintech products sales (5)	30	17	4	5	56
Total fintech revenues	4,368	1,592	2,411	247	8,618
Total net revenues and financial income	$11,406	$4,664	$3,818	$889	$20,777

	Year Ended December 31, 2023 (6)
	Brazil	Mexico	Argentina	Other Countries (7)	Total
	(In millions)
Commerce services (1)	$3,655	$1,653	$1,036	$410	$6,754
Commerce products sales (2)	857	326	225	39	1,447
Total commerce revenues	4,512	1,979	1,261	449	8,201
Financial services and income (3)	2,136	382	1,602	197	4,317
Credit revenues (4)	1,155	699	684	8	2,546
Fintech products sales (5)	18	11	3	11	43
Total fintech revenues	3,309	1,092	2,289	216	6,906
Total net revenues and financial income	$7,821	$3,071	$3,550	$665	$15,107
(1) Includes final value fees and flat fees paid by sellers derived from intermediation services and related shipping and storage fees, classified fees derived from classified advertising services, ad sales and membership subscription fees.
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
(6) Recast for consistency with the current presentation due to the change in the presentation of certain financial results. Please refer to Note 2 – Summary of significant accounting policies - Change in the presentation of certain financial results and reclassification of 2023 results to our audited consolidated financial statements for further details.
(7) Revenues from external customers in the U.S. amounted to $51 million and $35 million for the years ended December 31, 2025 and 2024. There were no revenues from external customers in the U.S. for the year ended December 31, 2023.
The following tables summarize the allocation of the property and equipment based on geography:

	December 31, 2025
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Property and equipment	$1,583	$1,341	$552	$10	$241	$3,727
Accumulated depreciation	(644)	(403)	(250)	(8)	(119)	(1,424)
Total property and equipment, net	$939	$938	$302	$2	$122	$2,303
110 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

	December 31, 2024
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Property and equipment	$1,078	$713	$434	$10	$178	$2,413
Accumulated depreciation	(497)	(239)	(199)	(6)	(92)	(1,033)
Total property and equipment, net	$581	$474	$235	$4	$86	$1,380
The following tables summarize the allocation of the operating lease right-of-use assets based on geography:

	December 31, 2025
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Right of use asset	$1,140	$1,347	$153	$4	$159	$2,803
Accumulated amortization	(262)	(243)	(44)	(1)	(52)	(602)
Total right of use asset, net	$878	$1,104	$109	$3	$107	$2,201

	December 31, 2024
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Right of use asset	$618	$616	$76	$4	$115	$1,429
Accumulated amortization	(139)	(116)	(36)	(1)	(39)	(331)
Total right of use asset, net	$479	$500	$40	$3	$76	$1,098
The following tables summarize the allocation of the goodwill and intangible assets based on geography:

	December 31, 2025
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Goodwill and intangible assets	$101	$49	$23	$—	$74	$247
Accumulated amortization	(12)	(5)	(8)	—	(26)	(51)
Total goodwill and intangible assets, net	$89	$44	$15	$—	$48	$196

	December 31, 2024
	Brazil	Mexico	Argentina	U.S.	Other countries	Total
	(In millions)
Intangible assets at fair value	$—	$—	$—	$49	$—	$49
Goodwill and intangible assets	64	43	23	—	71	201
Accumulated amortization	(6)	(4)	(7)	—	(23)	(40)
Total goodwill and intangible assets, net	$58	$39	$16	$49	$48	$210

111 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 9. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	Balances as of December 31, 2025	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)	Balances as of December 31, 2024	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
	(In millions)
Cash and cash equivalents:
Money market	$856	$856	$—	$—	$572	$572	$—	$—
U.S. government debt securities (1)	46	46	—	—	—	—	—	—
Foreign government debt securities (1)	16	16	—	—	4	4	—	—
Restricted cash and cash equivalents:
Money market (2)	259	259	—	—	297	297	—	—
Foreign government debt securities (1)	14	14	—	—	469	469	—	—
Investments:
U.S. government debt securities (1)	1,982	1,982	—	—	1,087	1,087	—	—
Foreign government debt securities (1) (3)	1,661	1,661	—	—	4,114	4,114	—	—
Corporate debt securities	399	399	—	—	262	262	—	—
Equity securities at fair value	59	59	—	—	—	—	—	—
Other assets:
Derivative instruments	41	—	41	—	58	—	58	—
USDC	3	3	—	—	—	—	—	—
Intangible assets at fair value	—	—	—	—	49	49	—	—
Total assets	$5,336	$5,295	$41	$—	$6,912	$6,854	$58	$—
Salaries and social security payable:
Long-term retention program	$176	$—	$176	$—	$163	$—	$163	$—
Other Liabilities:
Contingent considerations	4	—	—	4	4	—	—	4
Derivative Instruments	83	—	83	—	31	—	31	—
Meli Dólar liability (1)	61	—	61	—	31	—	31
Total liabilities	$324	$—	$320	$4	$229	$—	$225	$4
(1) Measured at fair value with impact on the consolidated statements of income for the application of the fair value option. (See Note 2 – Summary of significant accounting policies – Fair value option applied to certain investments and Meli Dólar liability.)
(2) As of December 31, 2025 and 2024 includes $206 million and $283 million, respectively, of money market funds from securitization transactions. (See Note 3 – Cash, cash equivalents, restricted cash and cash equivalents and investments.)
(3) As of December 31, 2025 and 2024 includes $8 million and $12 million, respectively, of investments from securitization transactions. (See Note 3 – Cash, cash equivalents, restricted cash and cash equivalents and investments.)
112 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
The Company’s assets and liabilities measured and recorded at fair value on a recurring basis were valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions. The unobservable inputs of the fair value of contingent considerations classified as Level 3 refer to the amounts to be paid according to the agreement of an acquisition, the likelihood of achievement of the targets included in that arrangement (expected to be 100%), and the Company’s historical experience with similar arrangements. Reasonable variation on those unobservable inputs would not significantly change the fair value of those instruments. As of December 31, 2025 and 2024, the Company had not changed the methodology nor the assumptions used to estimate the fair value of the financial instruments.
There were no transfers to and from Levels 1, 2 and 3 during the years ended December 31, 2025 and 2024.
The Company’s election of the fair value option applies to: i) foreign government debt securities, ii) U.S. government debt securities and iii) Meli Dólar liability. The Company recognized fair value changes of foreign and U.S. government debt securities, which include the related interest income of those instruments, in net service revenues and financial income if it is related to Mercado Pago’s operations or in interest income and other financial gains if not. Such fair value changes and interest income amount to gains of $450 million and $329 million in net service revenues and financial income, and $83 million and $57 million in interest income and other financial gains for the years ended December 31, 2025 and 2024, respectively. The Meli Dólar liability has not presented changes in its fair value for the years ended December 31, 2025 and 2024.
As of December 31, 2025 and 2024, the amortized cost of the Company’s investment in corporate debt securities classified as available for sale amounted to $392 million and $259 million, respectively, and the estimated fair value amounted to $399 million and $262 million, respectively. The amortized cost of these securities is determined under a specific identification basis. As of December 31, 2025 and 2024, the gross unrealized gains accumulated in the consolidated statements of comprehensive income amounted to $7 million and $3 million, respectively. For the year ended December 31, 2025 and 2024, the proceeds from sales of corporate debt securities amounted to $57 million and $26 million, respectively.
The following table summarizes the net carrying amount of the corporate debt securities classified as available for sale, classified by its contractual maturities:

	December 31,
	2025	2024
	(In millions)
One year or less	$54	$87
One year to two years	73	45
Two years to three years	145	21
Three years to four years	99	63
Four years to five years	28	46
Total available for sale investments	$399	$262
The following table summarizes the net carrying amount of the debt securities at fair value not classified as available for sale (U.S. and foreign government debt securities), classified by its contractual maturities or Management’s expectation to convert the investments into cash:

	December 31,
	2025	2024
	(In millions)
One year or less	$2,412	$4,711
One year to two years	174	475
Two years to three years	168	152
Three years to four years	385	231
Four years to five years	248	104
More than five years	332	1
Total debt securities at fair value not classified as available for sale	$3,719	$5,674
113 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Financial assets and liabilities not measured and recorded at fair value
The following table summarizes the estimated fair value level of the financial assets and liabilities of the Company not measured at fair value as of December 31, 2025 and 2024:

	Balances as of December 31, 2025	Estimated fair value as of December 31, 2025	Balances as of December 31, 2024	Estimated fair value as of December 31, 2024
	(In millions)
Cash and cash equivalents	$2,752	$2,752	$2,059	$2,059
Restricted cash and cash equivalents (1)	9,594	9,594	1,298	1,298
Investments	239	239	160	160
Accounts receivables, net	369	369	255	255
Credit card receivables and other means of payment, net	7,046	7,046	5,288	5,288
Loans receivable, net	9,365	9,166	4,895	4,840
Other assets	300	300	114	114
Total Assets	$29,665	$29,466	$14,069	$14,014
Accounts payable and accrued expenses	$4,502	$4,502	$3,196	$3,196
Funds payable to customers	13,029	13,029	6,954	6,954
Amounts payable due to credit and debit card transactions	3,771	3,771	1,964	1,964
Salaries and social security payable	740	740	564	564
Loans payable and other financial liabilities	9,063	9,014	5,593	5,499
Other liabilities	340	340	356	356
Total Liabilities	$31,445	$31,396	$18,627	$18,533
(1) As of December 31, 2025 and 2024 includes $55 million and $38 million of cash in banks, and $126 million and $171 million of time deposits from securitization transactions, respectively. (See Note 3 – Cash, cash equivalents, restricted cash and cash equivalents and investments.)
As of December 31, 2025, the carrying value of the Company’s investment in foreign debt securities held to maturity amounted to $146 million and its contractual maturity is less than a year.
As of December 31, 2025 and 2024, the carrying value of the Company’s financial assets with determinable fair value (except for loans receivable) not measured at fair value approximated their fair value mainly because of their short-term maturity. If these financial assets were measured at fair value in the financial statements, cash and restricted cash would be classified as Level 1 (where cost and fair value are aligned), foreign debt securities held to maturity would be classified as Level 3 and the remaining financial assets would be classified as Level 2. The estimated fair value of the loans receivable would be classified as Level 3 based on the Company’s assumptions.
As of December 31, 2025 and 2024, the carrying value of the Company’s financial liabilities (except for the 3.125% Notes due 2031, the 4.900% Notes due 2033, and the 2.375% Sustainability Senior Notes Due 2026 as of December 31, 2024) not measured at fair value approximated their fair value mainly because of their short-term maturity or because the effective interest rates are not materially different from market interest rates. If these financial liabilities were measured at fair value in the financial statements, these would be classified as Level 2. As of December 31, 2025 and 2024, the estimated fair value of the 3.125% Notes due 2031 would be $501 million and $475 million, respectively, as of December 31, 2025 the estimated fair value of the 4.900% Notes due 2033 would be $726 million, and as of December 31, 2024, the estimated fair value of the 2026 Notes would have been $$351 million, which are based on Level 2 inputs.
NOTE 10. COMMON STOCK
Authorized, issued and outstanding shares
As of December 31, 2025 and 2024, as stated in the Company’s Fourth Amended and Restated Certificate of Incorporation, the Company has authorized 110,000,000 shares of Common Stock, par value $0.001 per share (“Common Stock”).
As of December 31, 2025 and 2024, there were 50,697,182 and 50,697,375 shares of common stock issued and outstanding with a par value of $0.001 per share.
114 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
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
NOTE 11. REDEEMABLE CONVERTIBLE PREFERRED STOCK
Pursuant to the Fourth Amended and Restated Certificate of Incorporation, the Company is authorized to issue 40,000,000 shares of preferred stock, par value $0.001 per share. As of December 31, 2025, and 2024 the Company has no preferred stock subscribed or issued.
NOTE 12. EQUITY COMPENSATION PLAN
On June 10, 2019, at the Annual Shareholders’ Meeting, the Company’s shareholders approved the adoption of the Amended and Restated 2009 Equity Compensation Plan (the “Amended and Restated 2009 Plan”), which contains terms substantially similar to the terms of the “2009 Equity Compensation Plan” (the “2009 Plan”) that expired in 2019. As of December 31, 2025, there are 988,833 shares of common stock available for granting under the Amended and Restated 2009 Plan.
Equity compensation awards granted under the Amended and Restated 2009 Plan are at the discretion of the Company’s board of directors and may be in the form of either incentive or non-qualified stock options, restricted stock, or other forms of equity awards, including RSUs. As of December 31, 2025, there were 2,750 shares of unvested restricted stock and 192 RSUs outstanding under such plan.
NOTE 13. INCOME TAXES
The components of income tax for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Income Tax:
Current:
U.S.	$35	$64	$41
Non-U.S.	1,279	700	812
	1,314	764	853
Deferred:
U.S.	71	17	36
Non-U.S.	(540)	(260)	(320)
	(469)	(243)	(284)
Income tax expense	$845	$521	$569
The components of net income before tax expense and equity in earnings of unconsolidated entity for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
U.S.	$(7)	$94	$(362)
Non-U.S.	2,849	2,338	1,915
	$2,842	$2,432	$1,553

115 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
The components of income tax cash paid for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
U.S.	$33	$63	$39
Brazil	404	289	191
Argentina	237	339	305
Mexico	208	188	40
Uruguay	57	50	43
Spain	12	78	—
Other	62	45	33
Income tax cash paid	$1,013	$1,052	$651

116 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
The following is a reconciliation of the difference between the actual charge for income tax and the expected income tax expense computed by applying the statutory income tax rate for the years ended December 31, 2025, 2024 and 2023 to net income before income tax:

	Year Ended December 31,
	2025		2024		2023
	(In millions)
US federal statutory rate	$597	21%	$511	21%	$326	21%
Foreign Tax effects
Argentina
Statutory tax rate difference between Argentina and United States	256	9%	91	4%	159	10%
Non - taxable income	(52)	(2)%	(54)	(2)%	(137)	(9)%
Tax Inflation Adjustments	(29)	(1)%	(118)	(5)%	(115)	(7)%
Currency translation	58	2%	56	2%	337	22%
Other	15	1%	8	—%	7	—%
Brazil
Statutory tax rate difference between Brazil and United States	(172)	(6)%	(90)	(4)%	(69)	(4)%
Non - taxable income	(64)	(2)%	(42)	(2)%	(24)	(2)%
Effect of changes in tax laws or rates enacted in the current period	(27)	(1)%	—	—%	—	—%
Other	5	—%	2	—%	(4)	—%
Mexico
Statutory tax rate difference between Mexico and United States	58	2%	30	1%	30	2%
Changes in valuation allowances	(15)	(1)%	(26)	(1)%	(147)	(9)%
Other	(8)	—%	(6)	—%	11	1%
Spain
Tax on retained earnings	75	3%	86	4%	40	3%
Other	3	—%	3	—%	10	1%
Other foreign jurisdictions
Other	40	1%	8	—%	(9)	(1)%
Effect of cross - border tax laws
Tax on retained earnings	102	4%	61	2%	64	4%
Subpart F income, net of foreign tax credits	(159)	(6)%	(210)	(9)%	(142)	(9)%
Non - taxable income	—	—%	(28)	(1)%	—	—%
Nontaxable or nondeductible items	—	—%	2	—%	80	5%
Changes in valuation allowances	167	6%	239	10%	143	9%
Other Adjustments	(5)	—%	$(2)	—%	$9	1%
Income tax expense	$845	30%	$521	21%	$569	37%
Income taxes are determined by each subsidiary on a standalone basis according to income tax law of each jurisdiction. The Company’s consolidated effective tax rate for year ended December 31, 2025 as compared to 2024, increased from 21.4% to 29.7% largely as a result of lower deductions related to tax inflation adjustments in Argentina.

117 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The following table summarizes the composition of deferred tax assets and liabilities for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
	(In millions)
Deferred tax assets
Allowance for doubtful accounts	$790	$371
Unrealized net losses	17	4
Property and equipment, net	122	79
Accounts payable and accrued expenses	19	22
Payroll and social security payable	60	48
Provisions	475	309
U.S. foreign tax credit	699	528
Tax loss carryforwards	184	64
Inventories	19	18
Total deferred tax assets	2,385	1,443
Valuation allowance	(764)	(584)
Total deferred tax assets, net	1,621	859
Deferred tax liabilities
Property and equipment, net	(44)	(33)
Unrealized net gains	(4)	(7)
Goodwill	(4)	(3)
Deferred revenue	(26)	(17)
Payroll and social security payable	(3)	(1)
Outside Basis Dividends	(371)	(200)
Total deferred tax liabilities	(452)	(261)
	$1,169	$598
Valuation allowance on deferred tax assets
The following table summarizes the tax valuation allowance activity during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December, 31
	2025	2024	2023
Tax valuation allowance	(In millions)
Balance at beginning of year	$584	$374	$360
Charged to Net income	163	220	4
Charges Utilized/Currency translation adjustments and other adjustments	17	(10)	10
Balance at end of year	$764	$584	$374
118 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
As of December 31, 2025, consolidated deferred tax asset on tax loss carryforwards for income tax purposes were $184 million. If not utilized, tax loss carryforwards will begin to expire as follows:

2029	$1
2030	12
Thereafter	5
Without due dates	166
Total	$184
Based on Management’s assessment of available objective evidence, the Company maintained a valuation allowance on deferred tax assets of $764 million and $584 million as of December 31, 2025 and 2024, respectively. This valuation allowance includes $699 million and $528 million to fully reserve the outstanding U.S. foreign tax credits as of December 31, 2025 and 2024, respectively.
The valuation allowance increased as of December 31, 2025 compared to 2024, mainly related to the impairment of $171 million on U.S. foreign tax credit.
Knowledge-based economy promotional regime in Argentina
The Company recorded an income tax benefit related to the Knowledge-based economy promotional regime in Argentina (the “Regime”) of $64 million, $33 million and $42 million, during the years ended December 31, 2025, 2024 and 2023, respectively. The aggregate per share effect of the income tax benefit amounted to $1.26, $0.65 and $0.84 for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, the Company recorded a social security benefit related to the Regime of $17 million, $24 million and $67 million for the years ended December 31, 2025, 2024 and 2023, respectively. Such promotional Regime is effective until December 31, 2029.
Brazilian Tax Reform - Income tax
In November 2025 the Brazilian National Congress approved Law N° 15,270/25, establishing a 10% withholding income tax over dividends and capitalized earnings for foreign shareholders. The 10% withholding tax will be applicable for earnings generated from January 1, 2026 onwards.
In addition, in December 2025 the Brazilian National Congress approved Complementary Law N° 224/2025, which increased the Social Contribution on Net Income (“CSLL”) tax rate from 9% to 12% effective April 1, 2026, and from 12% to 15% effective January 1, 2028, applicable to payment institutions, and from 15% to 17.5% effective April 1, 2026, and from 17.5% to 20% effective January 1, 2028, applicable to financial institutions. As a result, the Company recognized an increase in its deferred tax assets of $27 million for the year ended December 31, 2025.
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA permanently establishes key elements of the Tax Cuts and Jobs Act, and also introduces modifications to certain international tax provisions. These provisions have various effective dates, some of which extend into 2027. The Company has completed its assessment and has determined that the OBBBA will not have a material impact on the Company’s consolidated financial statements.

NOTE 14. COMMITMENTS AND CONTINGENCIES
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers that future costs will probably be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of December 31, 2025, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $129 million (net of judicial deposits) within non current other liabilities to cover legal actions against the Company for which its Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.
In addition, as of December 31, 2025, the Company and its subsidiaries are subject to certain legal actions considered by the Company's Management and its legal counsels to be reasonably possible of resulting in a loss for an aggregate amount up to $449 million. No loss amounts have been accrued for such reasonably possible legal actions, the most significant of which are described below.
119 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
The following table summarizes the contingencies activity during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Contingencies	(In millions)
Balance at beginning of year	$135	$124	$53
Charged to Net income	106	176	335
Judicial deposits	(128)	(92)	(273)
Charges Utilized / Currency translation adjustments / Write-offs	16	(73)	9
Balance at end of year	$129	$135	$124
Tax Claims
Withholding Tax in the Brazil-Argentina Double Taxation Convention
On November 6, 2014, the Brazilian subsidiaries, Mercadolivre.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Pago Instituição de Pagamento Ltda. (formerly known as “Mercado Pago.com Representações Ltda.”) and the Argentine subsidiary, MercadoLibre S.R.L., filed a writ of mandamus and requested a preliminary injunction with the Federal Court of Osasco against the federal tax authority to avoid the withholding income tax (“IRRF”) over payments remitted by the Brazilian subsidiaries to MercadoLibre S.R.L. for the provision of IT support and assistance services by the latter, and requested reimbursement of the amounts improperly withheld over the course of the preceding five (5) years. An initial injunction granted in 2014 was revoked in 2015, and subsequent appeals were unsuccessful through 2021, with disputed amounts deposited in court. In 2023 and 2024, the matter advanced to the Superior Court of Justice, which determined in October 2024 that the case would be judged as a binding precedent. Besides, in cases involving other taxpayers which also applied the convention signed between Brazil and Argentina to prevent double taxation (“Convention”) as amended by the 2017 protocol, the Superior Court of Justice decided the IRRF is due in the State of the source (i.e. Brazil), given that the Convention grants such rights regardless whether the services provided between the parties contain transfer of technology or not. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is probable based on the technical merits of the Company’s tax position and the existence of adverse decisions issued by the Superior Court of Justice previously mentioned.
Considering that the Convention to prevent double taxation was amended in 2017, the Company started a new tax claim for the period from January 2019 onwards, and the court granted a preliminary injunction recognizing the right of collecting the withholding tax at a 10% rate. As a result of this preliminary injunction, further judicial deposits of withholding tax were based on a rate of 10%. On September 6, 2025, the first instance of the Federal Justice rendered a judgment revoking the previously granted injunction and denying the requested writ of mandamus. The Company appealed this decision to the Federal Regional Court of the 3rd Region and submitted a request for interim relief on appeal aiming to maintain the suspension of tax enforceability. The Federal Regional Court of the 3rd Region denied the Company’s request. Therefore, on October 10, 2025, the Company deposited into court the amount arising from the difference in the withholding tax rate for $25 million from September 2024 onwards. According to the current stage of both cases, the Company maintains the provision considering a 15% rate.
On September 17, 2024, the Brazilian subsidiary Mercado Crédito Sociedade de Crédito, Financiamento e Investimento S.A. also filed a writ of mandamus with the same subject, for both intercompany management and IT services agreements. The preliminary injunction was initially granted, but the Federal Government filed an interlocutory appeal, and the decision was reversed on December 15, 2025. Therefore, the Company started depositing the withholding tax on court and the case is pending judgment. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is probable based on the technical merits of the Company’s tax position and the existence of adverse decisions issued by the Superior Court of Justice.
On October 10, 2024, the Company filed a writ of mandamus and requested a preliminary injunction to prevent the withholding of income tax on payments remitted to Argentina for intercompany management agreements between the Argentine subsidiary MercadoLibre S.R.L. and the Brazilian subsidiaries eBazar.com.br Ltda. and Mercado Pago Instituição de Pagamento Ltda. (considering the writ of mandamus filed in 2014 had not included intercompany management services), as well as management and IT services agreements involving Mercado Pago Corretora de Seguros Ltda., by applying the Convention to prevent double taxation or, alternatively, by applying the 10% tax rate cap. For this case, a favorable first-instance decision was rendered on December 9, 2025. The case will proceed to appellate review. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is probable based on the technical merits of the Company’s tax position and the existence of adverse decisions issued by the Superior Court of Justice.
For that reason, the Company has recorded a provision for the disputed amounts, which was $528 million as of December 31, 2025, and which was recorded in non-current other liabilities in the consolidated balance sheets, net of the corresponding judicial deposits for $508 million (which includes $112 million of interest income).
120 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Interstate rate of ICMS-DIFAL on interstate sales
Interstate rate of ICMS-DIFAL on interstate sales without Complementary Law
During 2020 and 2021, the Brazilian subsidiaries, eBazar.com.br Ltda. and Mercado Pago Instituição de Pagamento Ltda., filed 15 writs of mandamus with the State Courts of Justice where these companies have sales branches in order to prevent Brazilian states from collecting the ICMS on interstate sales at a differential rate (“ICMS-DIFAL”) without the existence of a complementary law. Four of these cases were filed in 2020 (for the branches of Barueri and Louveira) and the other 11 were filed in 2021, after eBazar.com.br Ltda. opened a new branch in Extrema. On February 24, 2021, the Brazilian Supreme Court (“STF”) ruled on the controversy in a binding precedent, which declared the unconstitutionality of ICMS-DIFAL without the proper complementary law. In the same case, however, the Supreme Court ruled on the modulation of the effects of its decision (with retroactive effect).
From those 11 cases filed by the Company after the STF’s decision (after February 24, 2021), 8 became final and unappealable in favor of the corresponding States, and therefore their corresponding liabilities were settled with the corresponding judicial deposits. Other 2 of the 11 cases became final and unappealable in favor of Ebazar.com.br Ltda. Finally, the remaining case of those 11 cases is still pending and may not stand because of the modulation of effects with respect to that decision. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing is probable. For that reason, the Company has recorded a $2 million provision for the disputed amounts related to the remaining case, which is presented net of the corresponding judicial deposits of $2 million.
With respect to the 4 cases filed by the Company prior to the STF’s decision (before February 24, 2021), 2 of them became final and unappealable in favor of the Company. Of the remaining 2 cases, in June 2024, one of the cases related to the State of Rio de Janeiro received judgment partially in favor of the Company. In September 2025, the Company obtained a partially favorable second instance decision and filed a motion for clarification, which is still pending judgment. In September 2024, the other one of the cases, related to the State of Paraná, had been received in the Superior Tribunal of Justice to the judgment of a Special Appeal filed by the State, which is now pending. The Company has not recorded any liability for the controversial amounts. The Company deposited into court the disputed amounts. As of December 31, 2025, the total amount of the deposits related to the ongoing cases was $4 million.
Interstate rate of ICMS-DIFAL on interstate sales under Law No. 190/22
In January 2022, (therefore, already in the course of fiscal year 2022 and already in full application of the understanding of the Supreme Court for unconstitutionality), supplementary Law No. 190/22 was published, outlining the general rules for the requirement of DIFAL and expressly mentioning the need to comply with the principle of anticipation or prospective application of taxes (pursuant to which no tax may be levied before the expiry of ninety days from the enactment of the law or in the same fiscal year of enactment). Notwithstanding this provision, which expressly points to the need to comply with the anticipation, Brazil’s Federation States have not complied with this guarantee. Therefore, eBazar.com.br Ltda. and Mercado Pago Instituição de Pagamento Ltda., filed writs of mandamus to the 27 Federation States, aimed at preventing the Brazilian tax authorities demand payments of the DIFAL. In this regard, the STF has issued a decision regarding the constitutionality of the supplementary Law on November 29, 2023. In the judgment, the majority of STF judges considered the supplementary Law No. 190/22 to be constitutional, therefore, the ICMS-DIFAL is due from April 5, 2022, due to the corresponding time lapse of ninety days between the law enacting and the beginning of the charge. This decision was reached in a Direct Action of Unconstitutionality (ADI 7066) but is not yet final, as a motion for clarification filed on May 13, 2024 is still pending.
On October 21, 2025, in a leading case (Theme 1266), the STF reaffirmed the ADI 7066 ruling but clarified that, exclusively for fiscal year 2022, DIFAL cannot be collected from taxpayers who had filed lawsuits challenging the tax by November 29, 2023 (as the Company did), and had not paid the tax that year. This decision from STF led to an update in the Company’s risk assessment for these cases, whose risk of losing had been considered probable and is now considered remote. Therefore, the Company recognized a reversal on the $33 million provision during the three-month period ended December 31, 2025. The deposits will be withdrawn to the extent that the Courts provide authorization.
Interstate rate of ICMS-DIFAL over fixed assets
From April to September 2022, the Brazilian subsidiary Mercado Envios Serviços de Logística Ltda., now incorporated by eBazar.com.br Ltda., also filed writs of mandamus to 3 Federation States (São Paulo, Santa Catarina and Bahia), for the purpose of preventing the Brazilian tax authorities from demanding payment of the DIFAL over their respective fixed assets not explicitly addressed by the supplementary Law No. 190/22. Regarding this topic, the STF has not expressly pointed to the principle of anticipation. Therefore, there are two controversies regarding DIFAL over fixed assets: (i) if DIFAL is applicable under the previous supplementary Law No. 87/96, and (ii) if supplementary Law No. 87/96 is deemed not applicable, if the new supplementary Law No. 190/22 needs to comply with the principle of anticipation. In this last controversy, the STF did not mentioned that the same decision above mentioned applies to the Brazilian subsidiary Mercado Envios Serviços de Logística Ltda., and its writs of mandamus. The resolution of the controversy will depend on the adjudication of the leading case (Theme No. 1369) by the Brazilian Superior Court of Justice (“STJ”). Therefore, Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible for the period between January 1, 2022 to April 4, 2022, and probable for the period between April 5, 2022 to December 31, 2022 based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any liability for the controversial amounts related to the period until April 4, 2022, and has recorded liabilities for the disputed amounts related to the period from April 5, 2022 to December 31, 2022 for $3 million which are presented net of the corresponding judicial deposits of $3 million.
121 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
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
On November 9, 2021 the Company filed a writ of mandamus which claimed the exclusion of the amounts relating to the ICMS tax benefits granted by the State of Minas Gerais through the special regime from the tax base of the Corporate Income Tax (“IRPJ”) and of the Social Contribution on Net Profits or CSLL. After a series of favorable decisions, on April 4, 2025, the case became final and unappealable in favor of the Company. The Company had recorded a corresponding income tax benefit arising from the ICMS tax incentives from September 2021 up to December 2023, which amounted to $38 million considering the exchange rate as of December 31, 2025.
On April 25, 2023, the Company filed a writ of mandamus seeking an injunction and claiming the exclusion of the amounts relating to the ICMS tax benefits granted by the State of Minas Gerais in the tax base of the Social Contributions (PIS and COFINS). Favorable first-instance decisions were issued; however, in October 2024 the proceedings were stayed pending a final ruling by the STF on a leading case (Theme 843). Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible but not probable based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any expense or liability for the disputed amounts. As of December 31, 2025, the total disputed amount was $14 million.
In December 2023 Law 14,789 was enacted, with effect from January 2024, modifying the previous regulation so that the inclusion of the presumed tax credits in the calculation basis of IRPJ/CSLL and PIS/COFINS would become mandatory. On October 18, 2024, the subsidiary eBazar.com.br Ltda. filed two new writs of mandamus, seeking the recognition of the right not to submit to the illegal and unconstitutional requirement of the IRPJ, CSLL, PIS and COFINS on the presumed tax credits from transactions related to the ICMS in the fiscal year of 2024 forward.
Regarding the writ of mandamus filed to set aside the federal contributions IRPJ and CSLL under Law 14,789 (from January 2024 onwards), a preliminary injunction was granted in September 2025 and subsequently upheld on appeal, suspending the enforceability of the related tax assessments. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is not more likely than not based on the technical merits of the Company’s tax position. Accordingly, the Company has not recorded any expense or liability for the disputed amounts. As of December 31, 2025, the total disputed amount was $102 million.
Regarding the writ of mandamus filed to set aside the federal contributions PIS and COFINS under Law 14,789 (from January 2024 onwards), injunctions were granted and upheld in 2025, and the proceedings have been stayed pending the STF’s decision on Theme 843. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is possible but not probable based on the technical merits of the Company’s tax position. Accordingly, the Company has not recorded any expense or liability for the disputed amounts. As of December 31, 2025, the total disputed amount was $28 million.
Services Tax exclusion in the tax base of the Federal Contributions (PIS/COFINS)
On August 29, 2017, the Brazilian subsidiaries, eBazar.com.br Ltda., Ibazar.com Atividades de Internet Ltda., Mercado Pago Instituição de Pagamento Ltda., and Mercado Envios Serviços de Logística Ltda., filed a writ of mandamus and requested a preliminary injunction before the Federal Justice in Osasco against the Federal Government to exclude the Municipal Service Tax in the tax base of the Federal Contributions (PIS/COFINS). Favorable first- and second-instance decisions were issued in 2019. Subsequent appeals by the Federal Government remain pending before the STF, where the proceedings of a related leading case have been suspended since February 2021. The STF started over the judgment on August 28, 2024. However, after a draw in the trial, the judges decided again to suspend the case. Management, based on the opinion of external legal counsel and the current composition of the Brazilian Supreme Court (who has shown dubious jurisprudence in similar cases), is of the opinion that the risk of losing the case is probable. For that reason, the Company has recognized a provision for the disputed amounts of $73 million.
Administrative tax claims
Federal taxes - Tax payments for the 2016 fiscal year
On October 30, 2020 and November 9, 2020, Mercado Pago Instituição de Pagamento Ltda. and eBazar.com.br Ltda., respectively, received tax assessments claiming income tax payments for the 2016 fiscal year, with respective penalties and fines. In these assessments, the tax authorities do not recognize certain expenses incurred by the Brazilian subsidiaries, such as technology services imported from MercadoLibre S.R.L., Meli Uruguay S.R.L., and MercadoLibre, Inc., as deductible for income tax purposes. The tax authorities concluded that the Brazilian entities failed to submit sufficient evidence during the tax assessment that these services were necessary and effectively hired and paid by the Brazilian subsidiaries. The tax assessments that Mercado Pago Instituição de Pagamento Ltda. and eBazar.com.br Ltda. received amounted to a total of $21 million and $17 million, respectively, considering the exchange rate as of December 31, 2025. The subsidiaries challenged the assessments in administrative proceedings, asserting that the services were necessary, effectively rendered, and properly documented. First-instance administrative decisions issued in 2021 were unfavorable, and both cases were appealed. In the case of eBazar.com.br Ltda., the second-instance administrative court remanded the matter for further evidentiary proceedings, resulting in a partially favorable decision in November 2025, which is currently subject to a special appeal filed by the Federal Government in January 2026. The administrative appeal relating to Mercado Pago Instituição de Pagamento Ltda. remains pending. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is not more likely than not. For that reason, the Company has not recorded any expense or liability for the disputed amounts.
122 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Federal taxes - Revenue accounts 2017 fiscal year
On December 30, 2022, eBazar.com.br Ltda. and one of the Company’s Senior Legal Directors received three tax assessments claiming corporate income taxes (IRPJ and CSLL) in the amount of $80 million, IRRF in the amount of $12 million, and PIS and COFINS in the amount of $13 million, all of them in relation to the taxable year of 2017, including punitive fine of 150% over the tax charged and interest on late payments based on the SELIC rate, and according to the exchange rate as of December 31, 2025. The Senior Legal Director was assessed as jointly liable with eBazar.com.br, due to his role as statutory officer, under provisions of the National Tax Code that enable joint tax liability for acts potentially in violation of the law or the by-laws. With respect to IRPJ and CSLL, the tax authorities concluded that the Brazilian company failed to report taxable income as the company has made book entries in the profit and loss accounts, reverting previous revenues or other revenue accounts, as well as for using foreign languages such as English and Spanish in its book-keeping. The tax authorities also claimed that the company failed in the issuance of invoices, disregarding that the company indeed has a Special Tax Regime granted by the Municipality of Osasco that allows the issuance of a single invoice per period. In July, 2024 in the tax assessment case claiming corporate income taxes (IRPJ and CSLL), a first-instance administrative decision partially favored the Company by reducing the punitive fine from 150% to 100%, while maintaining the tax assessments and joint liability. The Company appealed, and in September 2025 the administrative court of second instance remanded the IRPJ and CSLL matters for further evidentiary proceedings, which remain pending. Regarding the IRRF, the assessed amounts are already deposited in court under a separate writ of mandamus addressing the application of the Brazil-Argentina tax convention. In September 2025, the tax authorities acknowledged the existence of such deposits, and the matter remains pending judgment. In the case of PIS and COFINS, the administrative authorities initiated additional verification procedures in December 2023, and the case remains under review. The Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the cases is not more likely than not in the cases of IRPJ and CSLL and reasonably possible, but not probable in the cases of PIS and COFINS, based on the technical merits. In the case of IRRF, the Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is remote. For that reason, the Company has not recorded any expense or liability for the disputed amounts.

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
As of December 31, 2025 and 2024, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $7,953 million and $5,769 million, respectively, for which the Company recorded a provision of $19 million and $14 million, respectively.

Commitments
The Company has signed 5-year agreements with certain providers, under which the Company committed to purchase cloud platform and other technology services for a total minimum aggregate purchase commitment of $3,359 million. As of December 31, 2025, the remaining purchase commitment is $2,532 million.
The Company has signed a 10-year agreement with Gol Linhas Aereas S.A. under which the Company committed to contract a minimum amount of air logistics services for a total cost of $378 million (portion allocated to the services component of the agreement). As of December 31, 2025, the remaining purchase commitment is $291 million.
Since October 2023, the Company has signed 3-year agreements with certain shipping companies in Brazil, under which the Company committed to contract a minimum amount of logistics services for a total cost of $57 million. As of December 31, 2025, the remaining purchase commitment is $26 million.
As of December 31, 2025, the Company has lease agreements for new warehouses in Brazil, Mexico, Argentina and Chile for a total amount of $2,031 million that have not yet commenced. Lease terms under the agreements are between 4 to 16 years.
The Company has unconditional purchase obligations related to capital expenditures for a total amount of $34 million. As of December 31, 2025, the remaining purchase commitment is $6 million.

123 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 15. LONG TERM RETENTION PROGRAM
In April 2025, the board of directors, upon the recommendation of the Compensation Committee, adopted the 2025 Long-Term Retention Program (“2025 LTRP”). In addition to the annual salary and bonus of each employee, certain employees (“Eligible Employees”) are eligible to participate in the 2025 LTRP, which provides for the grant to an Eligible Employee of a cash-settled fixed (a “2025 LTRP Fixed Award”) and cash-settled variable award (a “2025 LTRP Variable Award”, and together with any 2025 LTRP Fixed Award, the “2025 LTRP Awards”). In order to receive payment in respect of the 2025 LTRP Awards, each Eligible Employee must remain employed as of each applicable payment date. The 2025 LTRP award is payable as follows:
■the eligible employee will receive 16.66% of half of his or her target 2025 LTRP bonus once a year for a period of six years, with the first payment occurring no later than April 30, 2026 (the “2025 Annual Fixed Payment”); and
■on each date the Company pays the Annual Fixed payment to the eligible employee, he or she will also receive a payment (the “2025 LTRP Variable Payment”) equal to the product of (i) 16.66% of half of the target 2025 LTRP Award and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the 2024 Stock Price (as defined below). For purposes of the 2025 LTRP, the “2024 Stock Price” shall equal $1,944.47 (the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of 2024) and the “Applicable Year Stock Price” shall equal the average closing price of the Company’s common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date for so long as the Company’s common stock is listed on the NASDAQ.
The rest of the LTRPs outstanding as of December 31, 2025, 2024 and 2023 follow a similar calculation method as explained above for the 2025 LTRP. Similar to the 2025 LTRP, the rest of the outstanding LTRPs additionally have eligibility conditions to be achieved at each year-end and require the employee remain employed by the Company as of each payment date.
During the year ended December 31, 2025, the Company paid $238 million ($82 million in cash-settled fixed and $156 million in cash-settled variable award) of LTRP plus social security obligations applicable in each local jurisdiction.
The following table summarizes the 2018, 2019, 2020, 2021, 2022, 2023, 2024 and 2025 LTRP Variable Award contractual obligation for the years ended December 31, 2025, 2024 and 2023:

	December 31, 2025		December 31, 2024		December 31, 2023
	Aggregate Intrinsic value	Weighted-average remaining contractual life (years)	Aggregate Intrinsic value	Weighted-average remaining contractual life (years)	Aggregate Intrinsic value	Weighted-average remaining contractual life (years)
	(In millions)
Outstanding LTRP 2018	—	—	—	—	4	0.08
Outstanding LTRP 2019	—	—	23	0.08	37	0.61
Outstanding LTRP 2020	23	0.08	42	0.55	55	1.12
Outstanding LTRP 2021	30	0.57	41	1.04	51	1.62
Outstanding LTRP 2022	78	1.07	97	1.53	115	2.12
Outstanding LTRP 2023	201	1.57	234	2.03	270	2.62
Outstanding LTRP 2024	188	2.07	210	2.53	—	—
Outstanding LTRP 2025	222	2.57	—	—	—	—
124 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
The following table summarizes the LTRP accrued compensation expense for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
LTRP 2018	$—	$—	$3
LTRP 2019	2	26	18
LTRP 2020	29	28	21
LTRP 2021	25	26	23
LTRP 2022	44	45	42
LTRP 2023	73	75	60
LTRP 2024	64	61	—
LTRP 2025	66	—	—
	$303	$261	$167
125 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 16. LOANS PAYABLE AND OTHER FINANCIAL LIABILITIES
The following tables summarize the Company’s loans payable and other financial liabilities as of December 31, 2025 and 2024:

	December 31,
	2025	2024
	(In millions)
Loans from banks	$909	$946
Bank overdrafts	16	26
Secured lines of credit	239	110
Financial Bills and Deposit Certificates	1,700	1,075
Commercial Notes	143	5
Finance lease liabilities	48	41
Collateralized debt	1,039	610
2026 Sustainability Notes	367	4
2031 Notes	8	8
2033 Notes	2	—
Promissory Notes	127	—
Other lines of credit	25	3
Current loans payable and other financial liabilities	$4,623	$2,828

Loans from banks	$627	$217
Secured lines of credit	1	6
Financial Bills and Deposit Certificates	582	273
Commercial Notes	198	170
Finance lease liabilities	82	81
Collateralized debt	1,813	1,232
2026 Sustainability Notes	—	362
2031 Notes	533	546
2033 Notes	733	—
Other lines of credit	1	—
Non-Current loans payable and other financial liabilities	$4,570	$2,887
See Note 19 – Securitization transactions and Note 20 – Leases of these audited consolidated financial statements for details regarding the Company’s collateralized debt securitization transactions and finance lease liabilities, respectively.

126 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	December 31,
					2025	2024
					(In millions)
Loans from banks:
Chilean Subsidiaries	Chilean Pesos	Fixed	5.72%	January - September 2026	$246	$134
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.25% - 0.39%	June 2026 - January 2027	51	44
Brazilian Subsidiaries (1)	US Dollar	Fixed	4.96%	March - November 2026	332	211
Brazilian Subsidiaries (1)	Euros	Fixed	3.72%	November - December 2026	154	190
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.8%	January 2026 - May 2031	20	20
Mexican Subsidiaries	Mexican Pesos	Variable	TIIE + 1.80% - 2.60%	January 2026 - March 2030	636	512
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	7.73%	January 2026	97	52
Bank overdrafts:
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	8.69%	January 2026	6	15
Chilean Subsidiary	Chilean Pesos	Variable	TIB + 0.90%	January 2026	10	11
Secured lines of credit:
Argentine Subsidiaries	Argentine Pesos	Fixed	35.53%	January 2026	100	102
Mexican Subsidiary	Mexican Pesos	Fixed	11.13%	January 2026 - July 2027	8	14
Brazilian Subsidiary	Euros	Fixed	3.26	December 2026	132	—
Financial Bills and Deposit Certificates:
Brazilian Subsidiary	Brazilian Reais	Variable	CDI +0.26% - 0.95%	January 2026 - October 2029	894	609
Brazilian Subsidiary	Brazilian Reais	Variable	96.5% to 107% of CDI	January 2026 - December 2028	1,366	703
Brazilian Subsidiary	Brazilian Reais	Fixed	13.35% - 15.27%	January - December 2026	22	36
Commercial Notes:
Brazilian Subsidiary	Brazilian Reais	Variable	DI + 0.88%	January 2026 - August 2027	69	60
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41%	January 2026 - August 2029	136	115
Argentine Subsidiary	Argentine Pesos	Variable	TAMAR + 2.85%	January - July 2026	38	—
Argentine Subsidiary	US Dollar	Fixed	4.980%	June 2026	98	—
Finance lease liabilities					130	122
Collateralized debt					2,852	1,842
2026 Sustainability Notes	US Dollar	Fixed	2.375%	January 2026	367	366
2031 Notes	US Dollar	Fixed	3.125%	January 2026 - January 2031	541	554
2033 Notes	US Dollar	Fixed	4.900%	July 2026 - January 2033	735	—
Promissory Notes	Argentine Pesos	Fixed	34.166%	January - February 2026	127	—
Other lines of credit					26	3
					$9,193	$5,715
(1) As of December 31, 2025, and 2024 includes the effect of the derivative instruments that qualified for fair value hedge accounting. See Note 21 – Derivative instruments of these audited consolidated financial statements for further detail.
127 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
2.375% Sustainability Senior Notes Due 2026 and 3.125% Senior Notes Due 2031
On January 14, 2021, the Company closed a public offering of $400 million aggregate principal amount of 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”) and $700 million aggregate principal amount of 3.125% Notes due 2031 (the “2031 Notes”). The 2026 Sustainability Notes matured on January 14, 2026. The Company pays interest on the 2031 Notes on January 14 and July 14 of each year, beginning on July 14, 2021. The 2031 Notes will mature on January 14, 2031. In connection with the 2026 Sustainability Notes and the 2031 Notes, the Company capitalized $11 million of debt issuance costs, which are amortized during the term of the 2026 Sustainability Notes and the 2031 Notes.
The Company may, at its option, redeem or purchase the 2031 Notes, in whole or in part, at any time prior to October 14, 2030 (the date that is three months prior to the maturity of the 2031 Notes), by paying 100% of the principal amount of the 2031 Notes so redeemed plus the applicable “make-whole” amount and accrued and unpaid interest and additional amounts, if any. The Company may, at its option, redeem the 2031 Notes on October 14, 2030 or at any time thereafter, at the redemption price of 100% of the principal amount of the 2031 Notes so redeemed plus accrued and unpaid interest and additional amounts, if any. If the Company experiences certain change of control triggering events, it may be required to offer to purchase the 2031 Notes at 101% of their principal amount plus any accrued and unpaid interest thereon through the purchase date.
During 2025, the Company repurchased $13 million in principal amount of the outstanding 2031 Notes. The total amount paid amounted to $12 million. During 2024, the Company repurchased $27 million and $81 million in principal amount of the outstanding 2026 Sustainability Notes and 2031 Notes, respectively. The total amount paid during 2024 for those repurchases amounted to $98 million. For the years ended December 31, 2025 and 2024, the Company recognized $1 million and $11 million as a gain in Interest income and other financial gains in the consolidated statement of income.
In January 2026, the Company repaid the total outstanding amount of principal and interest of the 2026 Sustainability Notes equaling $367 million.
Certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guarantee the payment of principal, premium, if any, interest, and all other amounts in respect of each of the 2026 Sustainability Notes and the 2031 Notes (the “Subsidiary Guarantees”). The initial Subsidiary Guarantors were MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., Mercado Pago Instituição de Pagamento Ltda. (formerly known as “MercadoPago.com Representações Ltda.”), MercadoLibre Chile Ltda., MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico (formerly known as “MercadoLibre, S. de R.L. de C.V.”), DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. On October 27, 2021, MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico became an excluded subsidiary pursuant to the terms of the 2026 Sustainability Notes and the 2031 Notes and it was released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the 2026 Sustainability Notes and the 2031 Notes. On July 1 and October 1, 2022, Ibazar.com Atividades de Internet Ltda. and Mercado Envios Servicos de Logistica Ltda. were merged into eBazar.com.br Ltda, respectively. On May 2, 2025, as a result of the spin-off of DeRemate.com de México, S. de R.L. de C.V. completed in January 2025 (the “DeRemate Spinoff”), MPFS, S. de R.L. de C.V. became a Subsidiary Guarantor under the 2026 Sustainability Notes and the 2031 Notes.
The 2031 Notes rank equally in right of payment with all of the Company’s other existing and future senior unsecured debt obligations. Each Subsidiary Guarantee will rank equally in right of payment with all of the Subsidiary Guarantor’s other existing and future senior unsecured debt obligations, except for statutory priorities under applicable local law.
4.900% Senior Notes Due 2033
On December 9, 2025, the Company issued $750 million aggregate principal amount of 4.900% Notes due 2033 (the “2033 Notes”), the payment of principal, interest, and all other amounts in respect of the 2033 Notes, is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by the Subsidiary Guarantors. The Company will pay interest on the 2033 Notes semi-annually on January 15 and July 15 of each year, commencing on July 15, 2026. The 2033 Notes will mature on January 15, 2033. Also, the Company capitalized $5 million of debt issuance costs and had $12 million of debt discount, which are amortized during the term of the 2033 Notes.
The Company may, at its option, redeem or purchase the 2033 Notes, in whole or in part, at any time prior to November 15, 2032 (the date that is two month prior to the maturity of the 2033 Notes), in each case by paying 100% of the principal amount of such 2033 Notes so redeemed plus the applicable “make-whole” amount and accrued and unpaid interest and additional amounts, if any. The Company may, at its option, redeem the 2033 Notes, in whole or in part, on November 15, 2032 or at any time thereafter, in each case at the redemption price of 100% of the principal amount of such 2033 Notes so redeemed plus accrued and unpaid interest and additional amounts, if any. If the Company experiences certain change of control triggering events, it may be required to offer to purchase the 2033 Notes at 101% of their principal amount plus any accrued and unpaid interest thereon through the purchase date.
The 2033 Notes rank equally in right of payment with all of the Company’s other existing and future senior unsecured debt obligations. Each Subsidiary Guarantee will rank equally in right of payment with all of the Subsidiary Guarantor’s other existing and future senior unsecured debt obligations, except for statutory priorities under applicable local law.
128 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
Revolving Credit Agreement
On September 27, 2024, the Company entered into a $400 million amended and restated revolving credit agreement (the “Amended and Restated Revolving Credit Agreement”) with the lenders party thereto and the Company’s subsidiaries MercadoLibre S.R.L., eBazar.com.br Ltda., Mercado Pago Instituição de Pagamento Ltda., DeRemate.com de Mexico S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda., and MercadoLibre Colombia Ltda. as initial guarantors. On July 23, 2025, as a result of the DeRemate Spinoff, MPFS, S. de R.L. de C.V. became a guarantor under the Amended and Restated Credit Agreement in accordance with its terms. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by the guarantors, as stated before.
On September 12, 2025, the Company entered into Amendment No. 1 (the “First Amendment”) to the Amended and Restated Revolving Credit Agreement (as amended by the First Amendment, the “Amended Credit Agreement”) with the lenders party thereto and the guarantors. The First Amendment permits the Company to request, at one or more times, that existing and/or new lenders provide, at their election, up to $400 million of additional commitments, for an aggregate principal amount of credit commitments of up to $800 million. The Company’s obligations under the Amended Credit Agreement remain guaranteed on an unsecured basis by the guarantors. All other obligations of the Company under the Amended Credit Agreement remain unchanged.
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
As of December 31, 2025, no amounts have been borrowed under the facility.
NOTE 17. RELATED PARTY TRANSACTIONS
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
Advisory Agreement and Shares granted
On April 8, 2022, the Company entered into an Advisory Services Agreement with Mr. Stelleo Tolda (former MercadoLibre’s Executive officer) whereby he provided to the Company with certain consulting and advisory services as an independent contractor for a three-year period for a fee of $10,000 per month. This advisory services agreement was terminated in its entirety effective September 13, 2024 due to Mr. Tolda’s appointment as a Class I director of the Company, with a term of service of September 12, 2024 through until the Company’s 2025 Annual Meeting of Stockholders when he was elected to serve until the Company's 2026 Annual Meeting of Stockholders. The Company also entered into a restricted stock award agreement with Mr. Tolda on April 8, 2022, whereby the Company awarded Mr. Tolda a grant of 5,051 shares of restricted stock under the Amended and Restated 2009 Equity Compensation Plan. One-fifth of the restricted stock award vests on each of the five anniversaries of the grant date, subject to Mr. Tolda’s continued compliance with the restrictive covenants set forth in the agreement. As of December 31, 2025, Mr. Tolda continues to comply with the aforementioned restrictive covenants.
NOTE 18. CASH DIVIDEND DISTRIBUTION
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
NOTE 19. SECURITIZATION TRANSACTIONS
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
The Company securitizes certain credit card receivables related to users’ purchases through a Chilean SPE. Under the SPE contract, the Company has determined that it has no obligation to absorb losses or the right to receive benefits of the SPE that could be significant because it does not retain any equity certificate of participation or subordinated interest in the SPE. As the Company does not control the vehicle, its assets, liabilities and related results are not consolidated in the Company’s financial statements.
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
The following table summarizes the Company’s collateralized debt under securitization transactions, as of December 31, 2025:

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	$93	CDI + 2.25%	Brazilian Reais	March 2027
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	18	CDI + 5.25%	Brazilian Reais	June 2029
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	59	CDI + 3.00%	Brazilian Reais	April 2028
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	192	CDI + 1.75%	Brazilian Reais	October 2031
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	60	CDI + 5.25%	Brazilian Reais	June 2028
Seller Fundo De Investimento Em Direitos Creditórios	137	CDI + 1.60%	Brazilian Reais	March 2026
Seller Fundo De Investimento Em Direitos Creditórios	93	CDI + 1.80%	Brazilian Reais	May 2026
Seller Fundo De Investimento Em Direitos Creditórios	37	CDI + 1.40%	Brazilian Reais	September 2026
Seller Fundo De Investimento Em Direitos Creditórios	19	CDI + 1.60%	Brazilian Reais	November 2026
Seller Fundo De Investimento Em Direitos Creditórios	277	CDI + 0.85%	Brazilian Reais	May 2028
Seller II Fundo De Investimento Em Direitos Creditórios Segmento Meios De Pagamento De Resp Ltda	183	CDI + 0.85%	Brazilian Reais	July 2027
130 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito Estructurado Fundo De Investimento Em Direitos Creditórios	6	CDI + 4.50%	Brazilian Reais	October 2027
Mercado Crédito XXXIV	4	Badlar rates plus 200 basis points with a min 10% and a max 50%	Argentine Pesos	January - March 2026 (1)
Mercado Crédito XXXV	15	Badlar rates plus 200 basis points with a min 10% and a max 40%	Argentine Pesos	February - March 2026 (1)
Mercado Crédito XXXVI	31	TAMAR rates plus 100 basis points with a min 15% and a max 50%	Argentine Pesos	March - July 2026 (1)
Mercado Crédito XXXVII	43	TAMAR rates plus 100 basis points with a min 15% and a max 50%	Argentine Pesos	April - August 2026 (1)
Mercado Crédito XXXVIII	61	TAMAR rates plus 100 basis points with a min 15% and a max 50%	Argentine Pesos	May - August 2026 (1)
Mercado Crédito XXXIX	60	TAMAR rates plus 100 basis points with a min 25% and a max 50%	Argentine Pesos	July - October 2026 (1)
Mercado Crédito XL	55	TAMAR rates plus 100 basis points with a min 20% and a max 75%	Argentine Pesos	July - November 2026 (1)
Mercado Crédito XLI	53	TAMAR rates plus 100 basis points with a min 20% and a max 75%	Argentine Pesos	August - December 2026 (1)
Mercado Crédito XLII	58	TAMAR rates plus 100 basis points with a min 20% and a max 75%	Argentine Pesos	September - December 2026 (1)
Mercado Crédito XLIII	57	TAMAR rates plus 100 basis points with a min 20% and a max 75%	Argentine Pesos	October - December 2026 (1)
Fideicomiso Irrevocable de Administración y Fuente de Pago F/6203	287	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.20%	Mexican Pesos	November 2029
Fideicomiso Irrevocable de Administración y Fuente de Pago 6189	214	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.80%	Mexican Pesos	April 2027
Fideicomiso Irrevocable de Administración y Fuente de Pago Número F/6279	251	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.50%	Mexican Pesos	August 2027
Fideicomiso Irrevocable de Administración y Fuente de Pago F/6191	463	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.20%	Mexican Pesos	June 2027
Frontal Trust Mercado Pago Créditos Fondo de Inversión	13	TAB 30 + 2.10%	Chilean Pesos	November 2029
Frontal Trust Mercado Pago Créditos Fondo de Inversión	2	TAB 30 + 3.90%	Chilean Pesos	November 2029
Frontal Trust Mercado Pago Créditos Fondo de Inversión	11	TAB 30 + 4.25%	Chilean Pesos	November 2029
	$2,852
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
131 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
The assets and liabilities of the SPEs through which the Company securitizes financial assets as of December 31, 2025 and 2024, as follows:

	December 31,
	2025	2024
Assets	(In millions)
Current assets:
Restricted cash and cash equivalents (1)	$422	$492
Loans receivable, net of allowances	2,632	1,410
Intercompany receivables	1,419	743
Other assets	—	1
Total current assets	4,473	2,646
Non-current assets:
Long-term investments	8	12
Loans receivable, net of allowances	218	102
Total non-current assets	226	114
Total assets	$4,699	$2,760
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$—	$1
Loans payable and other financial liabilities	1,039	610
Intercompany liabilities	147	24
Other liabilities	—	1
Total current liabilities	1,186	636
Non-current liabilities:
Loans payable and other financial liabilities	1,813	1,232
Total non-current liabilities	1,813	1,232
Total liabilities	$2,999	$1,868
(1) Restricted cash and cash equivalents from the SPEs include balances maintained in Mercado Pago’s digital wallets that are eliminated for consolidation purposes.

132 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 20. LEASES
The Company leases certain fulfillment, cross-docking and service centers, office space, aircraft, aircraft hangars, machines and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024
	(In millions)
Operating Leases
Operating lease right-of-use assets	$2,201	$1,098

Operating lease liabilities	$2,199	$1,135

Finance Leases
Property and equipment, at cost	$257	$200
Accumulated depreciation	(126)	(77)
Property and equipment, net	$131	$123

Loans payable and other financial liabilities	$130	$122
The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases as of December 31, 2025:

	December 31,
	2025	2024
Weighted average remaining lease term
Operating leases	8 Years	8 Years
Finance leases	3 Years	3 Years

Weighted average discount rate (1)
Operating leases	10%	10%
Finance leases	14%	10%
(1) Includes discount rates of leases in local currency and U.S dollar.
133 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Operating lease cost	$454	$228	$173

Finance lease cost:
Depreciation of property and equipment	44	35	22
Interest on lease liabilities	13	15	13
Total finance lease cost	$57	$50	$35

Variable lease cost (1)	$29	$25	$35
(1) Variable lease payments are expensed as incurred and include charges such as flight hours above minimum, fuel, among others.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:	(In millions)
Operating cash flows from operating leases	$408	$189	$168
Financing cash flows from finance leases	57	51	33
The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates and internal rates of return to calculate the lease liabilities for the operating and finance leases, respectively:

Year Ending	Operating Leases	Finance Leases
	(In millions)
One year or less	$455	$57
One year to two years	432	54
Two years to three years	411	35
Three years to four years	371	10
Four years to five years	321	—
Thereafter	1,218	—
Total lease payments	3,208	156
Less imputed interest	(1,009)	(26)
Total	$2,199	$130
134 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements
NOTE 21. DERIVATIVE INSTRUMENTS
Cash flow hedges
As of December 31, 2025, the Company used foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars owed by a Brazilian subsidiary and hosting, licenses, fraud prevention, LTRP expenses and lease payments, which are payable in U.S. dollars (or in local currency linked to the U.S. dollar exchange rate), owed by Brazilian and Mexican subsidiaries whose functional currencies are the Brazilian Real and Mexican Peso, respectively. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the consolidated statements of income in the “Cost of net revenues and financial expenses”, “Product and technology development, “Sales and marketing”, “General and administrative” expenses and “Foreign currency losses, net” line items, in the same period the forecasted transaction affects earnings. As of December 31, 2025, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive loss will be reclassified into the consolidated statements of income within the next 12 months.
Finally, the Company has entered into a currency swap contract to hedge the foreign exchange effects related to a non-functional currency financial debt issued by one of its Brazilian subsidiaries. The Company designated the currency swap contract as cash flow hedge, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the consolidated statements of income in the “Cost of net revenues and financial expenses” and “Foreign currency losses, net” line items in the same period the forecasted transaction affects earnings. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into earnings within the next 12 months.
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
Net investment hedge
The Company used cross currency swap contracts to reduce the foreign currency exchange risk related to its investment in its Brazilian foreign subsidiaries and the interest rate risk. This derivative was designated as a net investment hedge and, accordingly, gains and losses are reported as a component of accumulated other comprehensive loss. The derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the consolidated statements of income in the “Interest expense and other financial losses” and “Foreign currency losses, net” line items, in the same period that the interest expense affects earnings. As of December 31, 2025 and 2024, there are no outstanding derivatives hedging the interest rate fluctuation of the financial debt designated as cash flow hedges.
Derivative instruments not designated as hedging instruments
The Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions denominated in U.S. dollars of certain of its Brazilian and Mexican subsidiaries, whose functional currencies are the Brazilian Real and the Mexican Peso, respectively. These transactions were not designated as hedges for accounting purposes. As of December 31, 2025, there are no outstanding derivatives hedging the foreign currency fluctuation not designated as hedging instruments.
The Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to debt securities denominated in U.S. dollars issued by certain Argentine subsidiary. As explained through Note 2 – Summary of significant accounting policies, the Company changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars under US GAAP, as a consequence of hyperinflation status, so these transactions were not designated as hedges for accounting purposes, as no foreign exchange risk exists under U.S. GAAP related to U.S. dollar denominated debt securities in Argentina.
Finally, as of December 31, 2025, the Company entered into swap contracts to hedge the interest rate fluctuation of certain portion of its financial debt in its Brazilian subsidiaries and VIEs. These transactions were not designated as hedges for accounting purposes.
135 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of December 31,
	2025	2024
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$789	$85
Cross currency swap contracts	611	400
Future contracts	328	86

Not designated as hedging instrument
Interest rate swap contracts	116	103
Foreign exchange contracts	100	—
Derivative instruments contracts
The fair values of the Company’s outstanding derivative instruments as of December 31, 2025 and 2024 were as follows:

Derivative Instruments	Balance sheet location	December 31,
		2025	2024
		(In millions)
Foreign exchange contracts designated as cash flow hedges	Other current assets	$4	$6
Interest rate swap contracts not designated as hedging instruments	Other current assets	14	9
Cross currency swap contracts designated as fair value hedge	Other current assets	4	23
Interest rate swap contracts not designated as hedging instruments	Other non-current assets	19	20
Cross currency swap contracts designated as fair value hedge	Other current liabilities	12	2
Interest rate swap contracts not designated as hedging instruments	Other current liabilities	23	15
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	7	—
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	36	—
Interest rate swap contracts not designated as hedging instruments	Other non-current liabilities	5	14
The effects of derivative contracts designated as hedging instruments on the consolidated statements of comprehensive income as of December 31, 2025 and 2024 were as follows:

	December 31, 2024	Amount of loss recognized in other comprehensive income	Amount of loss reclassified from accumulated other comprehensive loss	December 31, 2025
	(In millions)
Derivative contracts designated as cash flow hedges	$5	$(67)	$32	$(30)
	$5	$(67)	$32	$(30)
136 | MercadoLibre, Inc.

MercadoLibre, Inc. Notes to Consolidated Financial Statements

	December 31, 2023	Amount of gain recognized in other comprehensive loss	Amount of (gain) loss reclassified from accumulated other comprehensive loss	December 31, 2024
	(In millions)
Derivative contracts designated as cash flow hedges	$(4)	$13	$(4)	$5
Cross currency swap contracts designated as net investment hedge	(3)	2	1	—
	$(7)	$15	$(3)	$5
The effect of the Company’s fair value hedge relationships over its fixed-rate financial debt on the consolidated statements of income for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Cost of net revenues and financial expenses	$(41)	$(9)	$(10)
Interest expense and other financial losses	(3)	—	—
Foreign currency losses, net	(29)	60	(9)
	$(73)	$51	$(19)
The carrying amount of the hedged items for fair value hedges over its fixed-rate financial debt included in the “Loans payable and other financial liabilities” lines item of the consolidated balance sheets as of December 31, 2025 and 2024 are $486 million and $401 million, respectively.
The effect of the Company’s fair value hedge relationships over its fixed-rate financial debt on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of December 31, 2025 and 2024 are less than $1 million and $2 million, respectively, reducing the carrying value of the hedged debt as of December 31, 2025 and 2024.
The effects of derivative contracts not designated as hedging instruments on the consolidated statements of income during the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Foreign exchange contracts not designated as hedging instruments recognized in Foreign currency losses, net	$—	$—	$(11)
Interest rate contracts not designated as hedging instruments recognized in Interest expense and other financial losses	(1)	(12)	2
Foreign exchange contracts not designated as hedging instruments recognized in Interest expense and other financial losses	(11)	—	—
	$(12)	$(12)	$(9)
137 | MercadoLibre, Inc.