Form 10-Q
period 2026-03-31
MERCADOLIBRE INC
filed 2026-05-08
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
50,697,182 shares of the issuer’s common stock, $0.001 par value, were outstanding as of May 7, 2026.

MERCADOLIBRE, INC.

MercadoLibre, Inc. - Interim Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025
(In millions of U.S. dollars, except par value) (Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,677	$3,670
Restricted cash and cash equivalents	11,464	9,867
Short-term investments	1,973	2,629
Accounts receivable, net	370	369
Credit card receivables and other means of payments, net	7,971	6,893
Loans receivable, net of allowances of $3,708 and $3,057	10,169	8,855
Inventories	677	570
Other assets	822	720
Total current assets	37,123	33,573
Non-current assets:
Long-term investments	1,696	1,764
Credit card receivables and other means of payments, net	163	153
Loans receivable, net of allowances of $112 and $86	566	510
Property and equipment, net	2,413	2,303
Operating lease right-of-use assets	2,402	2,201
Goodwill	165	163
Intangible assets, net	33	33
Deferred tax assets	1,890	1,541
Other assets	483	426
Total non-current assets	9,811	9,094
Total assets	$46,934	$42,667
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$5,037	$4,502
Funds payable to customers	14,145	13,029
Amounts payable due to credit and debit card transactions	4,305	3,584
Salaries and social security payable	878	916
Taxes payable	1,298	1,140
Loans payable and other financial liabilities	5,316	4,623
Operating lease liabilities	472	430
Other liabilities	518	409
Total current liabilities	31,969	28,633
Non-current liabilities:
Amounts payable due to credit and debit card transactions	190	187
Loans payable and other financial liabilities	4,611	4,570
Operating lease liabilities	1,946	1,769
Deferred tax liabilities	386	372
Other liabilities	551	388
Total non-current liabilities	7,684	7,286
Total liabilities	$39,653	$35,919
Commitments and contingencies (Note 8)
Equity
Common stock, $0.001 par value, 110,000,000 shares authorized, 50,697,182 shares issued and outstanding	$—	$—
Additional paid-in capital	1,771	1,771
Treasury stock, 225,931 shares	(312)	(312)
Retained earnings	6,226	5,809
Accumulated other comprehensive loss	(404)	(520)
Total equity	7,281	6,748
Total liabilities and equity	$46,934	$42,667
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
1 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Income
For the three-month periods ended March 31, 2026 and 2025
(In millions of U.S. dollars, except for share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net service revenues and financial income	$7,715	$5,320
Net product revenues	1,130	615
Net revenues and financial income	8,845	5,935
Cost of net revenues and financial expenses	(4,983)	(3,164)
Gross profit	3,862	2,771
Operating expenses:
Product and technology development	(699)	(551)
Sales and marketing	(982)	(599)
Provision for doubtful accounts	(1,244)	(603)
General and administrative	(326)	(255)
Total operating expenses	(3,251)	(2,008)
Income from operations	611	763

Other income (expenses):
Interest income and other financial gains, net	27	37
Interest expense and other financial losses	(65)	(39)
Foreign currency gains (losses), net	6	(55)
Net income before income tax expense	579	706

Income tax expense	(162)	(212)
Net income	$417	$494

	Three Months Ended March 31,
	2026	2025
Basic earnings per share
Basic net income available to shareholders per common share	$8.23	$9.74
Weighted average of outstanding common shares	50,697,182	50,697,375

Diluted earnings per share
Diluted net income available to shareholders per common share	$8.23	$9.74
Weighted average of outstanding common shares	50,697,298	50,697,375
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
2 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Comprehensive Income
For the three-month periods ended March 31, 2026 and 2025
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$417	$494
Other comprehensive income, net of tax:
Currency translation adjustment	127	161
Unrealized gains on investments	1	4
Tax expense on unrealized gains on investments	—	(1)
Unrealized losses on hedging activities	(58)	(8)
Tax benefit on unrealized losses on hedging activities	20	4
Less: Reclassification adjustment for (losses) gains on hedging activities included in cost of net revenues and financial expenses, Product and technology development expenses, interest expense and other financial losses and foreign currency losses, net	(39)	1
Less: Reclassification adjustment for estimated tax benefit on unrealized losses	13	—
Total other comprehensive income, net of tax	116	159
Total comprehensive income	$533	$653
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
3 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Equity
For the three-month periods ended March 31, 2026 and 2025
(In millions of U.S. dollars and share data)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2025	50	$—	$1,771	$(312)	$5,809	$(520)	$6,748
Net income	—	—	—	—	417	—	417
Other comprehensive income	—	—	—	—	—	116	116
Balance as of March 31, 2026	50	$—	$1,771	$(312)	$6,226	$(404)	$7,281

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2024	50	$—	$1,770	$(311)	$3,812	$(920)	$4,351
Net income	—	—	—	—	494	—	494
Other comprehensive income	—	—	—	—	—	159	159
Balance as of March 31, 2025	50	$—	$1,770	$(311)	$4,306	$(761)	$5,004

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
4 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2026 and 2025
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operations:
Net income	$417	$494
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized foreign currency gains, net	(66)	(2)
Depreciation and amortization	246	172
Accrued interest, financial income and other revenues	(283)	(157)
Non cash interest expense and amortization of debt issuance costs and other charges	100	68
Provision for doubtful accounts	1,244	603
Provision for contingencies	39	23
Results on derivative instruments	95	28
Results on digital assets at fair value	—	12
Long term retention program (“LTRP”) accrued compensation	96	92
Deferred income taxes	(261)	(60)
Changes in assets and liabilities:
Receivables	(887)	(71)
Inventories	(88)	(46)
Other assets	(98)	(247)
Payables and accrued expenses	340	(191)
Funds payable to customers	585	58
Amounts payable due to credit and debit card transactions	523	87
Other liabilities	123	120
Operating lease liabilities	(118)	(79)
Interest received from investments	68	127
Net cash provided by operating activities	2,075	1,031
Cash flows from investing activities:
Purchases of investments	(2,824)	(4,242)
Proceeds from sale and maturity of investments	3,613	3,905
Proceeds from settlements of derivative instruments	4	2
Payments from settlements of derivative instruments	(44)	—
Changes in loans receivable, net	(1,949)	(1,235)
Investments in property and equipment, intangible assets and intangible assets at fair value	(271)	(272)
Net cash used in investing activities	(1,471)	(1,842)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	21,524	8,931
Payments on loans payable and other financing liabilities	(21,035)	(8,453)
Payments of finance lease liabilities	(16)	(13)
Net cash provided by financing activities	473	465
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	527	145
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	1,604	(201)
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	13,537	4,699
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$15,141	$4,498
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
5 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the three-month periods ended March 31, 2026 and 2025
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Non-cash transactions:
Right-of-use assets obtained under operating leases	$242	$210
Property and equipment obtained under finance leases	1	1
Investments in intangible assets not paid	—	27
6 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 1. NATURE OF BUSINESS
MercadoLibre, Inc. (“MercadoLibre,” and together with its consolidated entities, the “Company”) was incorporated in the state of Delaware, in the United States of America (“U.S.”), in October 1999. MercadoLibre is the leading online commerce and fintech ecosystem in Latin America. The Company’s ecosystem provides consumers and merchants with a complete portfolio of services to enable buying and selling online and processing payments online and offline, as well as a wide array of simple day-to-day financial services.
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
As of March 31, 2026, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre’s fintech platform, Mercado Pago, is present in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador.
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
These unaudited interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of March 31, 2026 and December 31, 2025. These unaudited interim condensed consolidated financial statements include the Company’s consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2026 and 2025. These unaudited interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.
Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) (the “Company’s 2025 10-K”). The Company has evaluated all subsequent events through the date these unaudited interim condensed consolidated financial statements were issued. The interim condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see Note 2 to the financial statements in the Company’s 2025 10-K. During the three-month period ended March 31, 2026, there were no material updates made to the Company’s significant accounting policies.
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

Supplier finance programs
The Company and certain financial institutions participate in a supplier finance program that enables certain of the Company’s suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in the Company’s payment policies. As of March 31, 2026 and December 31, 2025, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $616 million and $616 million, respectively.
For further information related to Supplier Finance Programs please refer to Note 4 to the consolidated financial statements in the Company’s 2025 10-K.
7 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Revenue recognition
Revenue recognition criteria for the services provided and goods sold by the Company are described in Note 2 to the consolidated financial statements in the Company’s 2025 10-K.
The gain arising from sales of credit card receivables, net of the costs recognized on sale of such credit card receivables, is $367 million and $255 million, for the three-month periods ended March 31, 2026 and 2025, respectively. See Note 4 – Loans receivable, net of these interim condensed consolidated financial statements for further details on the sales of loans receivables.
Revenues recognized under ASC 606, Revenue from contracts with customers, amounted to $6,065 million and $4,191 million for the three-month periods ended March 31, 2026 and 2025, respectively. Revenues not recognized under ASC 606 amounted to $2,780 million and $1,744 million for the three-month periods ended March 31, 2026 and 2025, respectively.
Contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Accounts receivable and credit card receivables and other means of payments are presented net of allowance for doubtful accounts and chargebacks of $82 million and $63 million as of March 31, 2026 and December 31, 2025, respectively. See Note 4 – Loans receivable, net of these unaudited interim condensed consolidated financial statements for information related to the allowance for doubtful accounts with respect to the Company’s loans receivable.
Contract liabilities from contracts with customers consist of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Contract liabilities from contracts with customers as of December 31, 2025 was $133 million, of which $127 million was recognized as revenue during the three-month period ended March 31, 2026.
As of March 31, 2026, total contract liabilities from contracts with customers recognized within current other liabilities was $151 million, mainly due to fees related to classified advertising services billed, subscriptions and loyalty programs, shipping services and inventory sales that are expected to be recognized as revenue in the coming months.
As of March 31, 2026 and December 31, 2025, the assets under management of the Company related to mutual funds amount to $4,719 million and $4,536 million, respectively.
Foreign currency translation
All of the Company’s foreign operations have determined the local currency to be their functional currency, except for Argentina, which has used the U.S. dollar as its functional currency since July 1, 2018. Accordingly, the foreign subsidiaries with local currency as functional currency translate assets and liabilities from their local currencies into U.S. dollars by using period-end exchange rates while income and expense accounts are translated at the average monthly rates in effect during the period, unless exchange rates fluctuate significantly during the period, in which case the exchange rates at the date of the transaction are used. The resulting translation adjustment is recorded as a component of other comprehensive income (loss). Gains and losses resulting from transactions denominated in non-functional currencies are recognized in earnings. Net foreign currency transaction results are included in the interim condensed consolidated statements of income under the caption “Foreign currency gains (losses), net.”

	Three Months Ended March 31,
	2026	2025
	(In millions)
Balance at beginning of period	$(507)	$(926)
Gains on foreign currency translation	127	161
Balance at end of period	$(380)	$(765)
Argentine currency status and macroeconomic outlook
As of July 1, 2018, the Company transitioned its Argentine operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company. Argentina’s inflation rate for the three-month periods ended March 31, 2026 and 2025 was 9.4% and 8.6%, respectively. Additionally, Argentina’s average inter-annual inflation rate for the three-month periods ended March 31, 2026 was 32.7%.
The Company uses Argentina’s official exchange rate to account for transactions in the Argentine segment, which as of March 31, 2026 and December 31, 2025 was 1,382.00 and 1,455.00 Argentine Pesos, respectively, against the U.S. dollar. During the three-month periods ended March 31, 2026 and 2025, Argentina’s official exchange rate against the U.S. dollar decreased by 5.0% and increased by 4.1%, respectively. The average exchange rate for the three-month periods ended March 31, 2026 and 2025 was 1,417.76 and 1,057.00, respectively, resulting in an increase of 34.1%.
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
On April 11, 2025, the Argentine government announced a series of measures aimed at easing regulations related to access to the foreign exchange market. Among other modifications, these measures included the establishment of floating bands (which started between $1,000 and $1,400 Argentine Pesos, a range that was updated at a rate of 1% per month until December 2025) within which the dollar exchange rate in the foreign exchange market may fluctuate, the elimination of foreign exchange restrictions applicable to individuals, the ability of companies to transfer dividends abroad to non-resident shareholders related to fiscal years beginning on or after January 1, 2025 and provide greater flexibility to make payments abroad for imports of goods and services. Effective January 1, 2026, the floating bands were updated monthly in accordance with the most recently published monthly inflation rate.
On September 26, 2025, the CBA imposed a restriction that prohibits purchasing securities on the Argentina Stock Market that are to be settled in foreign currency for a period of 90 days following the purchase of foreign currency in the official exchange market. As of March 31, 2026 and December 31, 2025, the spread between the official exchange rate and the Blue Chip Swap Rate was 7.5% and 4.6%, respectively.
Income taxes
The Company's accounting policy for income taxes is described in Note 2 to the consolidated financial statements in the Company’s 2025 10-K.
The Company’s consolidated estimated effective tax rate for the three-month period ended March 31, 2026, as compared to the same period in 2025, decreased from 30.0% to 27.9%, mainly as a result of higher income tax gains in Brazil related to the increase in deferred tax assets due to the income tax reform passed in December 2025 which will incrementally raise the tax rate beginning in April 2026.
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
Knowledge-based economy promotional regime in Argentina
The Company recorded an income tax benefit related to the Knowledge-based economy promotional regime in Argentina (the “Regime”) of $13 million and $18 million, during the three-month periods ended March 31, 2026 and 2025, respectively. The aggregate per share effect of the income tax benefit amounted to $0.25 and $0.36 for the three-month periods ended March 31, 2026 and 2025, respectively. The Regime is effective until December 31, 2029.
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
Earnings per share
For the three-month period ended March 31, 2026, the weighted average of outstanding common shares for the diluted earnings per share includes the effect of 116 incremental shares of the Company's common stock issuable upon vesting of restricted stock units granted to non-employee directors.

9 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Recently Adopted Accounting Standards
On July 30, 2025, the FASB issued the ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” The amendments in this update provide entities with a practical expedient when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606, including those assets acquired in a transaction accounted for under Topic 805, Business Combinations. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption was permitted in both interim and annual reporting periods in which financial statements had not yet been issued or made available for issuance. The practical expedient is applied prospectively. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
Recently issued accounting pronouncements not yet adopted
On November 4, 2024, the FASB issued the ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The amendments in this update improve financial reporting by requiring disclosure of additional information about certain costs and expenses in the notes to financial statements at interim and annual reporting, such as the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption; a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027 (as clarified by ASU 2025-01). Early adoption is permitted. The amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update or retrospectively to any or all prior periods presented in the financial statements. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its consolidated financial statements.
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
10 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS

The composition of cash, cash equivalents and restricted cash and cash equivalents is as follows:

	March 31, 2026	December 31, 2025
	(In millions)
Cash in bank accounts and digital wallets	$1,664	$2,182
Money market	920	856
Time deposits (1)	1,022	570
U.S. government debt securities	71	46
Foreign government debt securities	—	16
Total cash and cash equivalents	3,677	3,670

Securitization transactions (2)	461	387
Cash in bank accounts (Central Bank of Brazil mandatory guarantee)	9,465	7,865
Cash in bank accounts (Argentine Central Bank mandatory guarantee)	342	394
Cash in bank accounts (Mexican National Banking and Securities Commission mandatory guarantee)	64	127
Time deposits (Mexican National Banking and Securities Commission mandatory guarantee)	676	682
Cash in bank accounts (Chilean Commission for the Financial Market mandatory guarantee)	219	288
Time deposits (Chilean Commission for the Financial Market mandatory guarantee)	147	44
Time deposits (Central Bank of Uruguay mandatory guarantee)	—	1
Money market (Central Bank of Uruguay mandatory guarantee)	1	3
Foreign government debt securities (Central Bank of Uruguay mandatory guarantee)	17	14
Money market (held for Meli Dólar holders)	61	50
Cash in bank accounts and digital wallets (held for Meli Dólar holders)	11	12
Total restricted cash and cash equivalents	11,464	9,867
Total cash, cash equivalents, restricted cash and cash equivalents (3)	$15,141	$13,537
(1) Includes investments held by a consolidated VIE, in which the Company has determined that it has both the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits. As of March 31, 2026, includes $56 million of time deposits.
(2) Cash, cash equivalents and investments from securitization transactions are restricted to the payment of amounts due to third-party investors.
(3) Cash, cash equivalents, restricted cash and cash equivalents as reported in the interim condensed consolidated statements of cash flows.

11 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The composition of short-term and long-term investments is as follows:

	March 31, 2026	December 31, 2025
	(In millions)
U.S. government debt securities	$1,410	$1,519
Foreign government debt securities (1)	240	817
Foreign debt securities (2)	159	146
Time deposits (3)	92	93
Corporate debt securities	72	54
Total short-term investments	$1,973	$2,629

U.S. government debt securities	$448	$463
Foreign government debt securities (4) (5)	710	836
Securitization transactions (6)	9	8
Corporate debt securities	426	345
Equity securities at fair value	50	59
Equity securities held at cost	53	53
Total long-term investments	$1,696	$1,764
(1) As of March 31, 2026 and December 31, 2025, includes $194 million and $786 million, respectively, foreign government debt securities that are considered restricted due to the Central Bank of Brazil's mandatory guarantee. Also, as of March 31, 2026 and December 31, 2025, includes $6 million and $9 million, respectively, foreign government debt securities that are considered restricted due to the Central Bank of Uruguay’s mandatory guarantee.
(2) Corresponds to debt securities denominated in Brazilian Reais issued by the Instituto de Crédito Oficial of Spain and guaranteed by the Spanish government, considered restricted, which guarantee a line of credit.
(3) As of March 31, 2026 and December 31, 2025, includes $77 million and $74 million, respectively, of collateral as part of credit card scheme arrangement rules in Brazil, and which is considered restricted.
(4) Includes investments held by a consolidated VIE, in which the Company has determined that it has both the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits. As of March 31, 2026 and December 31, 2025, includes $313 million and $473 million of foreign government debt securities, respectively.
(5) As of March 31, 2026 and December 31, 2025, includes $10 million and $8 million, respectively, of foreign government debt securities considered restricted due to the Brazilian stock market's mandatory guarantee to operate with futures contracts. As of March 31, 2026 and December 31, 2025, includes $10 million and $9 million, respectively, of foreign government debt securities considered restricted, which guarantee lines of credit. Also, as of March 31, 2026, includes $12 million of loan collateral that is considered restricted.
(6) Investments from securitization transactions are restricted to the payment of amounts due to third-party investors. Corresponds to foreign government debt securities.

12 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 4. LOANS RECEIVABLE, NET
The Company classifies loans receivable as “Merchant,” “Consumer,” “Credit cards” and “Asset-backed.” As of March 31, 2026 and December 31, 2025, the components of current and non-current Loans receivable, net were as follows:

	March 31, 2026
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
Merchant	$2,285	$(901)	$1,384
Consumer	5,319	(1,632)	3,687
Credit cards	6,622	(1,266)	5,356
Asset-backed	329	(21)	308
Total	$14,555	$(3,820)	$10,735

	December 31, 2025
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
Merchant	$2,009	$(747)	$1,262
Consumer	4,559	(1,271)	3,288
Credit cards	5,656	(1,107)	4,549
Asset-backed	284	(18)	266
Total	$12,508	$(3,143)	$9,365
The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $3,865 million and $3,179 million as of March 31, 2026 and December 31, 2025, respectively, which includes $45 million and $36 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the interim condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026 and December 31, 2025, the Company is exposed to off-balance sheet unused agreed loan commitment on credit cards portfolio which exposes the Company to credit risks for $11,892 million and $9,001 million, respectively. For the three-month periods ended March 31, 2026 and 2025, the Company recognized in Provision for doubtful accounts a loss of $7 million and a gain of $13 million as expected credit losses, respectively.
From time to time, the Company sells loans receivable related to its lending solution. In this regard, during 2024, the Company signed a contract with a third party to sell an amount up to $100 million of its loans receivable, as part of its funding strategy. These loans were originated by its Mexican subsidiary and provided to its local users. This transaction is accounted for as a true sale and the Company has a continuing involvement related to a servicing fee charged to the purchaser for collection services and regarding a beneficial interest retained by the Company over the transferred assets. Such involvements did not preclude the fact that this operation qualified as a true sale because the purchaser had full control over the transferred assets. For the three months ended March 31, 2025, the Company sold $31 million of loans receivable and recorded a gain of $1 million related to the aforementioned contract. During 2025, the Company completed the sale of the total aforementioned amount.
Additionally, during the fourth quarter of 2025, the Company signed a contract to sell loans receivable related to its lending solution in Argentina with certain local financial institution for an amount up to $100 million, as part of its funding strategy. This transaction is accounted for as a true sale and the Company does not retain any continuing involvement. As of March 31, 2026, the Company sold $55 million of loans receivable and recorded a gain of $6 million regarding this sale.
13 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following tables summarize the allowance for doubtful accounts activity during the three-month periods ended March 31, 2026 and 2025:

	March 31, 2026
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$747	$1,271	$1,107	$18	$3,143
Net charged to Net Income	276	572	354	6	1,208
Currency translation adjustments	35	44	47	1	127
Write-offs (1)	(157)	(255)	(242)	(4)	(658)
Balance at end of period	$901	$1,632	$1,266	$21	$3,820

	March 31, 2025
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$417	$696	$557	$8	$1,678
Net charged to Net Income	151	223	234	3	611
Currency translation adjustments	28	31	35	1	95
Write-offs (1)	(87)	(148)	(94)	(1)	(330)
Balance at end of period	$509	$802	$732	$11	$2,054
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
The amortized cost of the loans receivable classified by the Company’s credit quality internal indicator was as follows:

	March 31, 2026	December 31, 2025
	(In millions)
1-14 days past due	$327	$247
15-30 days past due	359	278
31-60 days past due	391	343
61-90 days past due	407	329
91-120 days past due	386	333
121-150 days past due	374	286
151-180 days past due	337	256
181-210 days past due	322	228
211-240 days past due	277	206
241-270 days past due	250	206
271-300 days past due	219	187
301-330 days past due	196	210
331-360 days past due	196	186
Total past due	4,041	3,295
To become due	10,514	9,213
Total	$14,555	$12,508
14 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

As of March 31, 2026 and December 31, 2025, renegotiations represented 1.4% and 1.6% of the loans receivable portfolio, respectively.
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets
The composition of goodwill and intangible assets is as follows:

	March 31, 2026	December 31, 2025
	(In millions)
Goodwill	$165	$163
Intangible assets with indefinite lives
Trademarks	4	4
Amortizable intangible assets
Naming rights	30	29
Licenses and others	19	18
Non-compete agreements	3	3
Customer lists	15	15
Trademarks	7	7
Hubs network	4	4
Others	4	4
Total intangible assets	86	84
Accumulated amortization	(53)	(51)
Total intangible assets, net	$33	$33
Goodwill
The changes in the carrying amount of goodwill for the three-month period ended March 31, 2026 and the year ended December 31, 2025 are as follows:

	Three Months Ended March 31, 2026
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$62	$44	$14	$35	$6	$2	$163
Currency translation adjustments	3	—	—	(1)	—	—	2
Balance, end of the period	$65	$44	$14	$34	$6	$2	$165

	Year Ended December 31, 2025
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$56	$39	$14	$33	$5	$2	$149
Currency translation adjustments	6	5	—	2	1	—	14
Balance, end of the year	$62	$44	$14	$35	$6	$2	$163
Intangible assets with finite useful life
Intangible assets with finite useful life are comprised of naming rights, customer lists, non-compete and non-solicitation agreements, hubs network, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets for the three-month periods ended March 31, 2026 and 2025 amounted to $2 million for each period.
15 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the remaining amortization of intangible assets (in millions) with finite useful life as of March 31, 2026:

For year to be ended December 31, 2026	$7
For year to be ended December 31, 2027	7
For year to be ended December 31, 2028	7
For year to be ended December 31, 2029	7
Thereafter	1
$29
NOTE 6. SEGMENTS
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
The following tables summarize the financial performance of the Company’s reporting segments:

	Three Months Ended March 31, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$3,987	$1,774	$1,607	$347	$7,715
Net product revenues	787	202	91	50	1,130
Net revenues and financial income	4,774	1,976	1,698	397	8,845

Local operating expenses	(4,278)	(1,546)	(1,065)	(320)	(7,209)
Depreciation and amortization	(107)	(86)	(26)	(13)	(232)
Total segment costs	(4,385)	(1,632)	(1,091)	(333)	(7,441)
Direct contribution	389	344	607	64	1,404
Operating expenses and indirect costs of net revenues and financial expenses					(793)
Income from operations					611
Other income (expenses):
Interest income and other financial gains, net					27
Interest expense and other financial losses					(65)
Foreign currency gains, net					6
Net income before income tax expense					$579
16 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Three Months Ended March 31, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$2,673	$1,107	$1,313	$227	$5,320
Net product revenues	409	115	69	22	615
Net revenues and financial income	3,082	1,222	1,382	249	5,935

Local operating expenses	(2,457)	(960)	(714)	(193)	(4,324)
Depreciation and amortization	(83)	(45)	(20)	(11)	(159)
Total segment costs	(2,540)	(1,005)	(734)	(204)	(4,483)
Direct contribution	542	217	648	45	1,452
Operating expenses and indirect costs of net revenues and financial expenses					(689)
Income from operations					763
Other income (expenses):
Interest income and other financial gains, net					37
Interest expense and other financial losses					(39)
Foreign currency losses, net					(55)
Net income before income tax expense					$706

The following table summarizes net revenues and financial income per reporting segment, which have been disaggregated by similar products and services for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	Brazil		Mexico		Argentina		Other Countries (6)		Total
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
	(In millions)
Commerce services (1)	$2,047	$1,471	$1,000	$667	$483	$406	$226	$157	$3,756	$2,701
Commerce product sales (2)	779	402	195	111	90	68	48	21	1,112	602
Total commerce revenues	2,826	1,873	1,195	778	573	474	274	178	4,868	3,303
Financial services and income (3)	816	606	303	166	715	634	113	67	1,947	1,473
Credit revenues (4)	1,124	596	471	274	409	273	8	3	2,012	1,146
Fintech product sales (5)	8	7	7	4	1	1	2	1	18	13
Total fintech revenues	1,948	1,209	781	444	1,125	908	123	71	3,977	2,632
Total net revenues and financial income	$4,774	$3,082	$1,976	$1,222	$1,698	$1,382	$397	$249	$8,845	$5,935
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
(4) Includes interest earned on loans and advances granted to users, and interest and commissions earned on Mercado Pago credit card transactions.
(5) Includes sales of mobile point of sales devices.
(6) Revenues from external customers in the U.S. amounted to $16 million and $10 million for the three-month periods ended March 31, 2026 and 2025, respectively.
17 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the allocation of property and equipment, net based on geography:

	March 31, 2026
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Property and equipment	$1,733	$1,410	$587	$10	$249	$3,989
Accumulated depreciation	(726)	(447)	(269)	(8)	(126)	(1,576)
Total property and equipment, net	$1,007	$963	$318	$2	$123	$2,413

	December 31, 2025
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Property and equipment	$1,583	$1,341	$552	$10	$241	$3,727
Accumulated depreciation	(644)	(403)	(250)	(8)	(119)	(1,424)
Total property and equipment, net	$939	$938	$302	$2	$122	$2,303
The following table summarizes the allocation of the operating lease right-of-use assets based on geography:

	March 31, 2026
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Right of use asset	$1,245	$1,458	$173	$4	$177	$3,057
Accumulated amortization	(278)	(272)	(47)	(2)	(56)	(655)
Total right of use asset, net	$967	$1,186	$126	$2	$121	$2,402

	December 31, 2025
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Right of use asset	$1,140	$1,347	$153	$4	$159	$2,803
Accumulated amortization	(262)	(243)	(44)	(1)	(52)	(602)
Total right of use asset, net	$878	$1,104	$109	$3	$107	$2,201
The following table summarizes the allocation of the goodwill and intangible assets based on geography:

	March 31, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Goodwill and intangible assets	$106	$49	$23	$73	$251
Accumulated amortization	(14)	(5)	(9)	(25)	(53)
Total goodwill and intangible assets, net	$92	$44	$14	$48	$198
18 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	December 31, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Goodwill and intangible assets	$101	$49	$23	$74	$247
Accumulated amortization	(12)	(5)	(8)	(26)	(51)
Total goodwill and intangible assets, net	$89	$44	$15	$48	$196
19 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 7. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	Balances as of March 31, 2026	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)	Balances as of December 31, 2025	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
	(In millions)
Cash and Cash Equivalents:
Money Market	$920	$920	$—	$—	$856	$856	$—	$—
U.S. government debt securities (1)	71	71	—	—	46	46	—	—
Foreign government debt securities (1)	—	—	—	—	16	16	—	—
Restricted Cash and Cash Equivalents:
Money Market (2)	328	328	—	—	259	259	—	—
Foreign government debt securities (1)	17	17	—	—	14	14	—	—
Investments:
U.S. government debt securities (1)	1,858	1,858	—	—	1,982	1,982	—	—
Foreign government debt securities (1) (3)	959	959	—	—	1,661	1,661	—	—
Corporate debt securities	498	498	—	—	399	399	—	—
Equity securities at fair value	50	50	—	—	59	59	—	—
Other Assets:
Derivative Instruments	43	—	43	—	41	—	41	—
USDC	—	—	—	—	3	3	—	—
Total Assets	$4,744	$4,701	$43	$—	$5,336	$5,295	$41	$—
Salaries and social security payable:
Long-term retention program	$39	$—	$39	$—	$176	$—	$176	$—
Other Liabilities:
Meli Dólar liability (1)	67	—	67	—	61	—	61	—
Derivative Instruments	164	—	164	—	83	—	83	—
Contingent consideration	4	—	—	4	4	—	—	4
Total Liabilities	$274	$—	$270	$4	$324	$—	$320	$4
(1) Measured at fair value with impact on the statement of income for the application of the fair value option. (See Note 2 – Summary of significant accounting policies – Fair value option applied to certain financial instruments).
(2) As of March 31, 2026 and December 31, 2025, includes $266 million and $206 million, respectively, of money market funds from securitization transactions. (See Note 3 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
(3) As of March 31, 2026 and December 31, 2025, includes $9 million and $8 million, respectively, of investments from securitization transactions. (See Note 3 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
20 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The Company’s assets and liabilities measured and recorded at fair value on a recurring basis were valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions. The unobservable inputs of the fair value of contingent considerations classified as Level 3 refer to the amounts to be paid according to the agreement of an acquisition, the likelihood of achievement of the targets included in that arrangement (expected to be 100%), and the Company’s historical experience with similar arrangements. Reasonable variation on those unobservable inputs would not significantly change the fair value of those instruments. As of March 31, 2026 and December 31, 2025, the Company had not changed the methodology nor the assumptions used to estimate the fair value of the financial instruments.
There were no transfers to and from Levels 1, 2 and 3 during the three-month period ended March 31, 2026, nor during the year ended December 31, 2025.
The Company’s election of the fair value option applies to: i) foreign government debt securities, ii) U.S. government debt securities and iii) Meli Dólar liability. The Company recognized fair value changes of foreign and U.S. government debt securities, which include the related interest income of those instruments, in net service revenues and financial income if it is related to Mercado Pago’s operations or in interest income and other financial gains, net if not. Such fair value changes and interest income amount to gains of $39 million and $125 million in net service revenues and financial income for the three-month periods ended March 31, 2026 and 2025, respectively, and $10 million and $20 million in interest income and other financial gains, net for the three-month periods ended March 31, 2026 and 2025, respectively. The Meli Dólar liability has not presented changes in its fair value for the three-month periods ended March 31, 2026 and 2025.
As of March 31, 2026 and December 31, 2025, the amortized cost of the Company’s investment in corporate debt securities classified as available for sale amounted to $497 million and $392 million, respectively, and the estimated fair value amounted to $498 million and $399 million, respectively. The cost of these securities is determined under a specific identification basis. As of March 31, 2026 and December 31, 2025, the gross unrealized gains accumulated amounted to $3 million and $7 million, respectively, and as of March 31, 2026 the gross unrealized loss accumulated amounted to $2 million. For the three-month periods ended March 31, 2026 and 2025, the proceeds from sales of corporate debt securities amounted to $12 million and $24 million, respectively.
The following table summarizes the net carrying amount of the corporate debt securities classified as available for sale, classified by its contractual maturities:

	March 31, 2026	December 31, 2025
	(In millions)
One year or less	$72	$54
One year to two years	134	73
Two years to three years	169	145
Three years to four years	83	99
Four years to five years	40	28
Total available for sale investments	$498	$399
The following table summarizes the net carrying amount of the debt securities not classified as available for sale (U.S. and foreign government debt securities), classified by its contractual maturities or Management’s expectation to convert the investments into cash:

	March 31, 2026	December 31, 2025
	(In millions)
One year or less	$1,738	$2,412
One year to two years	120	174
Two years to three years	63	168
Three years to four years	405	385
Four years to five years	377	248
More than five years	202	332
Total debt securities not classified as available for sale	$2,905	$3,719
21 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Financial assets and liabilities not measured and recorded at fair value
The following table summarizes the estimated fair value of the financial assets and liabilities of the Company not measured at fair value as of March 31, 2026 and December 31, 2025:

	Balances as of March 31, 2026	Estimated fair value as of March 31, 2026	Balances as of December 31, 2025	Estimated fair value as of December 31, 2025
	(In millions)
Cash and cash equivalents	$2,686	$2,686	$2,752	$2,752
Restricted cash and cash equivalents	11,119	11,119	9,594	9,594
Investments	251	251	239	239
Accounts receivables, net	370	370	369	369
Credit card receivables and other means of payment, net	8,134	8,134	7,046	7,046
Loans receivable, net	10,735	10,505	9,365	9,166
Other assets	157	157	300	300
Total Assets	$33,452	$33,222	$29,665	$29,466
Accounts payable and accrued expenses	$5,037	$5,037	$4,502	$4,502
Funds payable to customers	14,145	14,145	13,029	13,029
Amounts payable due to credit and debit card transactions	4,495	4,495	3,771	3,771
Salaries and social security payable	839	839	740	740
Loans payable and other financial liabilities	9,807	9,755	9,063	9,014
Other liabilities	491	491	340	340
Total Liabilities	$34,814	$34,762	$31,445	$31,396
As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s investment in foreign debt securities held to maturity amounted to $159 million and $146 million, respectively, and its contractual maturity is less than a year.
As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s financial assets with determinable fair value (except for loans receivable) not measured at fair value approximated their fair value mainly because of their short-term maturity. If these financial assets were measured at fair value in the financial statements, cash and cash equivalents and restricted cash and cash equivalents would be classified as Level 1 (where cost and fair value are aligned), foreign debt securities held to maturity would be classified as Level 3 and the remaining financial assets would be classified as Level 2. The estimated fair value of the loans receivable would be classified as Level 3 based on the Company’s assumptions.
As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s financial liabilities (except for the 3.125% Notes due 2031 (the “2031 Notes”) and the 4.900% Notes due 2033 (the "2033 Notes")) not measured at fair value approximated their fair value mainly because of their short-term maturity or because the effective interest rates are not materially different from market interest rates. If these financial liabilities were measured at fair value in the financial statements, these would be classified as Level 2. As of March 31, 2026 and December 31, 2025, the estimated fair value of the 2031 Notes would have been $492 million and $501 million, respectively. As of March 31, 2026 and December 31, 2025, the estimated fair value of the 2033 Notes would have been $737 million and $726 million, respectively, which is based on Level 2 inputs.

NOTE 8. COMMITMENTS AND CONTINGENCIES
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers that future costs will probably be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of March 31, 2026, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $148 million (net of judicial deposits) within non current other liabilities to cover legal actions against the Company for which Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.
22 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

In addition, as of March 31, 2026, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible of resulting in a loss for an estimated aggregate amount up to $513 million. No loss amounts have been accrued for such reasonably possible legal actions.
For further information related to contingent liabilities please refer to Note 14 to the consolidated financial statements in the Company’s 2025 10-K.
Tax Claims
Withholding Tax in the Brazil-Argentina Double Taxation Convention
The tax claims related to the withholding income tax (“IRRF”) over payments remitted by certain Brazilian subsidiaries to MercadoLibre S.R.L. for the provision of intercompany management and IT services are described in Note 14 to the consolidated financial statements in the Company’s 2025 10-K.
In February 2026, the first-instance judge denied the writ of mandamus filed by the subsidiary Mercado Crédito Sociedade de Crédito, Financiamento e Investimento S.A. and therefore an appeal was filed, which is currently pending before the Federal Regional Court of the Third Region. The Company continues to make judicial deposits of the amounts under dispute.
Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the cases is probable based on the technical merits of the Company’s tax position and the existence of adverse decisions issued by the Superior Court of Justice. For that reason, the Company has recorded a provision for the disputed amounts, which was $592 million as of March 31, 2026, and which was recorded in non-current other liabilities in the consolidated balance sheets, net of the corresponding judicial deposits for $571 million (which includes $127 million of interest income).
Exclusion of ICMS tax benefits from federal taxes base
The tax claims related to the exclusion of ICMS tax benefits from the tax base of the Corporate Income Tax (“IRPJ”) and of the Social Contribution on Net Profits (“CSLL”) and the federal contributions PIS and COFINS are described in Note 14 to the consolidated financial statements in the Company’s 2025 10-K.
Regarding the writ of mandamus filed to set aside the federal contributions IRPJ and CSLL under Law 14,789 (from January 2024 onwards), on March 16, 2026, the Brazilian Superior Court of Justice (“STJ”) selected three Special Appeals for adjudication under the binding precedent’s rule, establishing Repetitive Theme No. 1416 which will determine whether ICMS presumed credits should be excluded from the IRPJ and CSLL tax bases, both before and after the enactment of Federal Law no. 14,789/2023. STJ’s final ruling may affect the outcome of the Company’s writ of mandamus. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case remains not more likely than not based on the technical merits of the Company’s tax position. Accordingly, the Company has not recorded any expense or liability for the disputed amounts. As of March 31, 2026, the total disputed amount was $131 million.

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
As of March 31, 2026 and December 31, 2025, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $8,100 million and $7,953 million, respectively, for which the Company recorded a provision of $20 million and $19 million, respectively.

Commitments
The Company has signed two and five-year agreements with certain providers, pursuant to which the Company committed to purchase cloud platform and other technology services (including artificial intelligence capabilities) for a total minimum aggregate purchase commitment of $3,459 million. As of March 31, 2026, the remaining purchase commitment is $2,359 million.
23 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The Company has signed a ten-year agreement with Gol Linhas Aereas S.A. under which the Company committed to contract a minimum amount of air logistics services for a total cost of $378 million (portion allocated to the services component of the agreement). As of March 31, 2026, the remaining purchase commitment is $282 million.
Since October 2023, the Company has signed three-year agreements with certain shipping companies in Brazil, under which the Company committed to contract a minimum amount of logistics services for a total cost of $60 million. As of March 31, 2026, the remaining purchase commitment amounted to $23 million.
As of March 31, 2026, the Company has lease agreements for new warehouses in Brazil, Mexico, Argentina and Chile, for a total amount of $2,122 million, that have not yet commenced. Lease terms under the agreements are between 5 to 16 years.
The Company has unconditional purchase obligations related to capital expenditures for a total amount of $34 million. As of March 31, 2026, the remaining purchase commitment is $6 million.

NOTE 9. LONG TERM RETENTION PROGRAM
The following table summarizes the long term retention program accrued compensation expense for the three-month periods ended March 31, 2026 and 2025, which are payable in cash according to the decisions made by the Board of Directors (the “Board”):

	Three Months Ended March 31,
	2026	2025
	(In millions)
LTRP 2019	$—	$2
LTRP 2020	2	9
LTRP 2021	7	8
LTRP 2022	12	14
LTRP 2023	20	23
LTRP 2024	18	20
LTRP 2025	20	16
LTRP 2026	17	—
Total LTRP	$96	$92
24 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 10. LOANS PAYABLE AND OTHER FINANCIAL LIABILITIES
The following tables summarize the Company’s Loans payable and other financial liabilities as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In millions)
Loans from banks	$1,051	$909
Bank overdrafts	10	16
Secured lines of credit	259	239
Financial Bills and Deposit Certificates	1,873	1,700
Commercial Notes	192	143
Finance lease liabilities	48	48
Collateralized debt	1,674	1,039
2026 Sustainability Notes	—	367
2031 Notes	4	8
2033 Notes	11	2
Promissory Notes	148	127
Other lines of credit	46	25
Current loans payable and other financial liabilities	$5,316	$4,623

Loans from banks	$762	$627
Secured lines of credit	1	1
Financial Bills and Deposit Certificates	644	582
Commercial Notes	211	198
Finance lease liabilities	72	82
Collateralized debt	1,653	1,813
2031 Notes	533	533
2033 Notes	733	733
Other lines of credit	2	1
Non-Current loans payable and other financial liabilities	$4,611	$4,570
25 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	March 31, 2026	December 31, 2025
					(In millions)
Loans from banks:
Chilean Subsidiaries	Chilean Pesos	Fixed	5.46%	April - October 2026	$278	$246
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.25% - 0.39%	June 2026 - January 2027	56	51
Brazilian Subsidiaries (1)	US Dollar	Fixed	4.86%	October 2026 - March 2027	298	332
Brazilian Subsidiaries (1)	Euros	Fixed	3.75%	November 2026 - February 2027	180	154
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.80%	April 2026 - May 2031	20	20
Mexican Subsidiaries	Mexican Pesos	Variable	TIIE + 1.55% - 2.60%	April 2026 - March 2030	811	636
Mexican Subsidiary	Mexican Pesos	Variable	TIIEF + 1.20%	April 2026 - March 2027	83	—
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	5.87%	April 2026 - February 2027	87	97

Bank overdrafts
Uruguayan Subsidiary					—	6
Chilean Subsidiary	Chilean Pesos	Variable	TIB + 0.9%	April 2026	10	10

Secured lines of credit:
Argentine Subsidiaries (2)	Argentine Pesos	Fixed	29.06%	April 2026	124	100
Mexican Subsidiary	Mexican Pesos	Fixed	11.25%	April 2026 - July 2027	6	8
Brazilian Subsidiary	Euros	Fixed	3.26%	December 2026	130	132

Financial Bills and Deposit Certificates:
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.20% - 0.95%	April 2026 - October 2029	1,052	894
Brazilian Subsidiary	Brazilian Reais	Variable	95.4% to 150.0% of CDI	April 2026 - March 2029	1,442	1,366
Brazilian Subsidiary	Brazilian Reais	Fixed	13.00% - 15.17%	April 2026 - April 2029	23	22

Commercial Notes:
Brazilian Subsidiary	Brazilian Reais	Variable	DI + 0.88%	April 2026 - August 2027	70	69
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41%	April 2026 - August 2029	148	136
Argentine Subsidiary	Argentine Pesos	Variable	TAMAR + 2.85%	April - July 2026	40	38
Argentine Subsidiary	Argentine Pesos	Variable	TAMAR + 3.50%	May 2026 - February 2027	46	—
Argentine Subsidiary	US Dollar	Fixed	4.98%	June 2026	99	98

Finance lease liabilities					120	130
Collateralized debt					3,327	2,852
2026 Sustainability Notes					—	367
2031 Notes	US Dollar	Fixed	3.125%	July 2026 - January 2031	537	541
2033 Notes	US Dollar	Fixed	4.900%	July 2026 - January 2033	744	735
Promissory Notes	Argentine Pesos	Fixed	33.83%	April - May 2026	148	127
Other lines of credit					48	26
					$9,927	$9,193
(1) The carrying amount includes the effect of the derivative instruments that qualified for fair value hedge accounting. See Note 13 – Derivative instruments for further detail.
(2) As of March 31, 2026, includes $24 million secured by a compensating balance agreement signed by MercadoLibre S.R.L.
26 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

See Note 11 – Securitization transactions and Note 12 – Leases to these unaudited interim condensed consolidated financial statements for details regarding the Company’s collateralized debt securitization transactions and finance lease obligations, respectively.
Senior Notes
On January 14, 2021, the Company issued $400 million aggregate principal amount of 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”) and $700 million aggregate principal amount of 3.125% Notes due 2031 (the “2031 Notes”). On December 9, 2025, the Company issued $750 million aggregate principal amount of 4.900% Notes due 2033 (the “2033 Notes” and, together with the 2031 Notes, the "Notes"). The 2026 Sustainability Notes matured on January 14, 2026; the total outstanding principal and interest, totaling $367 million, was fully repaid that month.
Certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guarantee the payment of principal, premium, if any, interest, and all other amounts in respect of the 2031 Notes and the 2033 Notes (the “Subsidiary Guarantees”). The initial Subsidiary Guarantors were MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., eBazar.com.br Ltda., Mercado Envios Servicos de Logistica Ltda., Mercado Pago Instituição de Pagamento Ltda (formerly known as “MercadoPago.com Representações Ltda.”), MercadoLibre Chile Ltda., MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico (formerly known as “MercadoLibre, S. de R.L. de C.V.”), DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. On October 27, 2021, MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico became an excluded subsidiary pursuant to the terms of the Notes and it was released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes. On July 1, 2022 and October 1, 2022, Ibazar.com Atividades de Internet Ltda. and Mercado Envios Servicos de Logistica Ltda. were merged into eBazar.com.br Ltda, respectively. On May 2, 2025, as a result of the spin-off of DeRemate.com de México, S. de R.L. de C.V. completed in January 2025 (the “DeRemate Spinoff”), MPFS, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes. On April 28, 2026, Mercado Pago Instituição de Pagamento Ltda. was released from its Subsidiary Guaranty pursuant to the terms of the indenture governing the Notes.
During the three-month periods ended March 31, 2026 and 2025, the Company did not repurchase any Notes or any 2026 Sustainability Notes.
For additional information regarding the Notes please refer to Note 16 to the audited consolidated financial statements for the year ended December 31, 2025, contained in the Company’s 2025 10-K.
Revolving Credit Agreement
On September 27, 2024, the Company entered into a $400 million amended and restated revolving credit agreement (the “Amended and Restated Revolving Credit Agreement”) with the lenders party thereto, Citibank, N.A., as administrative agent, and the Company’s subsidiaries MercadoLibre S.R.L., eBazar.com.br Ltda., Mercado Pago Instituição de Pagamento Ltda., DeRemate.com de Mexico S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda., and MercadoLibre Colombia Ltda. as initial guarantors. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by certain subsidiaries of the Company. On July 23, 2025, as a result of the DeRemate Spinoff, MPFS, S. de R.L. de C.V. became a guarantor under the Amended and Restated Credit Agreement in accordance with its terms. On April 28, 2026, Mercado Pago Instituição de Pagamento Ltda. was released from its guarantee pursuant to the terms of the Amended and Restated Credit Agreement.
On September 12, 2025, the Company entered into Amendment No. 1 (the “First Amendment”) to the Amended and Restated Revolving Credit Agreement with the administrative agent and the guarantors. The First Amendment permits the Company to request, at one or more times, that existing and/or new lenders provide, at their election, up to $400 million of additional commitments, for an aggregate principal amount of credit commitments of up to $800 million.
On April 28, 2026, the Company entered into Amendment No. 2 (the “Second Amendment”) to the Amended and Restated Revolving Credit Agreement (as amended by the First Amendment and the Second Amendment, the “Amended Credit Agreement”) with the administrative agent and the guarantors. The Second Amendment requires that the aggregate revenues of guarantors that guarantee loans drawn from the facility represent at least 60% of the revenues of the Company, down from 75%.
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
As of March 31, 2026, no amounts have been borrowed under the facility.
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
The following table summarizes the Company’s collateralized debt under securitization transactions, as of March 31, 2026:

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	$98	CDI + 2.25%	Brazilian Reais	March 2027
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	19	CDI + 5.25%	Brazilian Reais	June 2029
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	95	CDI + 2.50%	Brazilian Reais	March 2029
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	230	CDI + 1.75%	Brazilian Reais	October 2031
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	61	CDI + 5.25%	Brazilian Reais	June 2028
Mercado Crédito Estructurado Fundo De Investimento Em Direitos Creditórios	7	CDI + 4.50%	Brazilian Reais	November 2027
Seller Fundo De Investimento Em Direitos Creditórios	102	CDI + 1.80%	Brazilian Reais	May 2026
Seller Fundo De Investimento Em Direitos Creditórios	40	CDI + 1.40%	Brazilian Reais	September 2026
Seller Fundo De Investimento Em Direitos Creditórios	20	CDI + 1.60%	Brazilian Reais	November 2026
Seller Fundo De Investimento Em Direitos Creditórios	303	CDI + 0.85%	Brazilian Reais	May 2028
Seller II Fundo De Investimento Em Direitos Creditórios Segmento Meios De Pagamento De Resp Ltda	193	CDI + 0.85%	Brazilian Reais	July 2027
Seller III Fundo De Investimento Em Direitos Creditórios Segmento Meios De Pagamento De Resp Ltda	292	CDI + 0.65%	Brazilian Reais	February 2029
28 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito XXXVI	8	TAMAR rates plus 100 basis points with a min 15% and a max 50%	Argentine Pesos	March - July 2026 (1)
Mercado Crédito XXXVII	10	TAMAR rates plus 100 basis points with a min 15% and a max 50%	Argentine Pesos	April - August 2026 (1)
Mercado Crédito XXXVIII	24	TAMAR rates plus 100 basis points with a min 15% and a max 50%	Argentine Pesos	May - August 2026 (1)
Mercado Crédito XXXIX	41	TAMAR rates plus 100 basis points with a min 25% and a max 50%	Argentine Pesos	July - October 2026 (1)
Mercado Crédito XL	45	TAMAR rates plus 100 basis points with a min 20% and a max 75%	Argentine Pesos	July - November 2026 (1)
Mercado Crédito XLI	57	TAMAR rates plus 100 basis points with a min 20% and a max 75%	Argentine Pesos	August - December 2026 (1)
Mercado Crédito XLII	63	TAMAR rates plus 100 basis points with a min 20% and a max 75%	Argentine Pesos	September - December 2026 (1)
Mercado Crédito XLIII	62	TAMAR rates plus 100 basis points with a min 20% and a max 75%	Argentine Pesos	October - December 2026 (1)
Mercado Crédito XLIV	62	TAMAR rates plus 100 basis points with a min 17% and a max 55%	Argentine Pesos	December 2026 - February 2027 (1)
Mercado Crédito XLV	64	TAMAR rates plus 100 basis points with a min 17% and a max 55%	Argentine Pesos	January - May 2027 (1)
Mercado Crédito XLVI	64	TAMAR rates plus 100 basis points with a min 17% and a max 50%	Argentine Pesos	February - May 2027 (1)
Mercado Crédito XLVII (2)	53	TAMAR rates plus 100 basis points with a min 17% and a max 50%	Argentine Pesos	March - August 2027 (1)
Fideicomiso Irrevocable de Administración y Fuente de Pago F/6203	287	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.20%	Mexican Pesos	November 2029
Fideicomiso Irrevocable de Administración y Fuente de Pago 6189	214	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.55%	Mexican Pesos	April 2027
Fideicomiso Irrevocable de Administración y Fuente de Pago Número F/6279	251	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.50%	Mexican Pesos	August 2027
Fideicomiso Irrevocable de Administración y Fuente de Pago F/6191	524	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.20%	Mexican Pesos	June 2027
Frontal Trust Mercado Pago Créditos Fondo de Inversión	19	TAB 30 + 2.10%	Chilean Pesos	November 2029
Frontal Trust Mercado Pago Créditos Fondo de Inversión	4	TAB 30 + 3.90%	Chilean Pesos	November 2029
Frontal Trust Mercado Pago Créditos Fondo de Inversión	15	TAB 30 + 4.25%	Chilean Pesos	November 2029
	$3,327
(1) Minimum and maximum maturity depending on the applicable interest rate within the range.
(2) As of March 31, 2026, Loans payables owned by this trust were obtained through private placements. Mercado Crédito XLVII trust made a public bond offering in the Argentine stock market on April 9, 2026.
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
During the first quarter of 2026, the Company achieved interest rate reductions across one SPE in Brazil: Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado reduced its interest rate spread from 3.00% to 2.50% (and extended its maturity from April 2028 to March 2029) and one SPE in Mexico: Fideicomiso Irrevocable de Administración y Fuente de Pago 6189 reduced its interest rate spread from 2.80% to 2.55%.
The assets and liabilities of the SPEs through which the Company securitizes financial assets as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Assets	(In millions)
Current assets:
Restricted cash and cash equivalents (1)	$532	$422
Loans receivable, net of allowances	2,816	2,632
Intercompany receivables	1,984	1,419
Total current assets	5,332	4,473
Non-current assets:
Long-term investments	9	8
Loans receivable, net of allowances	241	218
Total non-current assets	250	226
Total assets	$5,582	$4,699
Liabilities
Current liabilities:
Loans payable and other financial liabilities	$1,674	$1,039
Intercompany liabilities	331	147
Total current liabilities	2,005	1,186
Non-current liabilities:
Loans payable and other financial liabilities	1,653	1,813
Total non-current liabilities	1,653	1,813
Total liabilities	$3,658	$2,999
(1) Restricted cash and cash equivalents from the SPEs include balances maintained in digital wallets that are eliminated for consolidation purposes.
30 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 12. LEASES
The Company leases certain fulfillment, cross-docking and service centers, office space, aircraft, aircraft hangars, machines, and vehicles in the various countries in which it operates. The lease agreements do not contain any residual value guarantees or material restrictive covenants.
Supplemental balance sheet information related to leases was as follows:

	March 31, 2026	December 31, 2025
	(In millions)
Operating Leases
Operating lease right-of-use assets	$2,402	$2,201

Operating lease liabilities	$2,418	$2,199

Finance Leases
Property and equipment, at cost	$261	$257
Accumulated depreciation	(141)	(126)
Property and equipment, net	$120	$131

Loans payable and other financial liabilities	$120	$130
The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term
Operating leases	8 Years	8 Years
Finance leases	3 Years	3 Years

Weighted average discount rate (1)
Operating leases	10%	10%
Finance leases	12%	14%
(1) Includes discount rates of leases in local currency and U.S. dollar.
The components of lease expense were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Operating lease cost	$133	$84

Finance lease cost:
Depreciation of property and equipment	$13	$10
Interest on lease liabilities	4	3
Total finance lease cost	$17	$13
31 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates and internal rates of return to calculate the lease liabilities for the operating and finance leases, respectively:

Period Ending	Operating Leases	Finance Leases
	(In millions)
One year or less	$496	$54
One year to two years	477	48
Two years to three years	451	29
Three years to four years	406	7
Four years to five years	346	—
Thereafter	1,318	—
Total lease payments	3,494	138
Less imputed interest	(1,076)	(18)
Total	$2,418	$120

NOTE 13. DERIVATIVE INSTRUMENTS
Cash flow hedges
The Company uses foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars, hosting, licenses, fraud prevention, LTRP expenses, air logistics services and lease payments, which are payable in U.S. dollars (or in local currency linked to the U.S. dollar exchange rate) owed by Brazilian and Mexican subsidiaries, whose functional currencies are the Brazilian Real and the Mexican Peso, respectively. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the consolidated statements of income in the “Cost of net revenues and financial expenses,” “Product and technology development,” “Sales and marketing," “General and administrative expenses" and “Foreign currency gains (losses), net” line items, in the same period the forecasted transaction affects earnings. As of March 31, 2026, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive loss will be reclassified into the consolidated statements of income within the next 12 months.
The Company has also entered into a currency swap contract to hedge the foreign currency exchange effects related to a foreign currency financial debt issued by one of its Brazilian subsidiaries. The Company designated the currency swap contract as cash flow hedge, the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the consolidated statements of income in the “Cost of net revenues and financial expenses” and “Foreign currency gains (losses), net” line items in the same period the forecasted transaction affects earnings. The derivative’s gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into earnings within the next 12 months.
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
The Company also uses future contracts to hedge the interest rate exposure of its asset-backed loan portfolio originated in Brazil. In these cases, where the assets included in the portfolio share the same risk exposure, the Company designated the future contracts as fair value hedges under the portfolio layer method. The derivatives’ gain or loss is reported in the consolidated statements of income in the same line item as the change in the value of the financial assets due to the hedged risk. Accordingly, the Company unlocks its portfolio’s fixed-rate to mitigate the effect of interest rate fluctuations.
Derivative instruments not designated as hedging instruments
The Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to certain transactions and balances denominated in U.S. dollars of certain of its Brazilian and Mexican subsidiaries, whose functional currencies are the Brazilian Real and the Mexican Peso, respectively. These transactions were not designated as hedges for accounting purposes.
32 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to commercial notes denominated in U.S. dollars issued by a certain Argentine subsidiary. As explained through Note 2. Summary of significant accounting policies, the Company changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars under US GAAP, as a consequence of hyperinflation status, so these transactions were not designated as hedges for accounting purposes, as no foreign exchange risk exists under U.S. GAAP related to U.S. dollar denominated commercial notes in Argentina.
Finally, as of March 31, 2026, the Company entered into swap contracts to hedge the interest rate fluctuation of a certain portion of its financial debt in one of its Brazilian subsidiaries. These transactions were not designated as hedges for accounting purposes.
The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of
	March 31, 2026	December 31, 2025
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$1,103	$789
Cross currency swap contracts	600	611
Future contracts	406	328

Not designated as hedging instrument
Interest rate swap contracts	$122	$116
Foreign exchange contracts	414	100
Derivative instrument contracts
The fair values of the Company’s outstanding derivative instruments as of March 31, 2026 and December 31, 2025 were as follows:

Derivative instruments	Balance sheet location	March 31,	December 31,
		2026	2025
		(In millions)
Foreign exchange contracts designated as cash flow hedges	Other current assets	$4	$4
Foreign exchange contracts not designated as hedging instruments	Other current assets	3	—
Interest rate swap contracts not designated as hedging instruments	Other current assets	14	14
Cross currency swap contracts designated as fair value hedge	Other current assets	—	4
Interest rate swap contracts not designated as hedging instruments	Other non-current assets	22	19
Cross currency swap contracts designated as fair value hedge	Other current liabilities	40	12
Interest rate swap contracts not designated as hedging instruments	Other current liabilities	24	23
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	22	7
Future contracts designated as fair value hedges	Other current liabilities	1	—
Cross currency swap contracts designated as cash flow hedges	Other current liabilities	13	—
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	57	36
Interest rate swap contracts not designated as hedging instruments	Other non-current liabilities	7	5

33 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The effects of derivative contracts on the interim condensed consolidated statement of comprehensive income for the three-month periods ended March 31, 2026 and 2025 were as follows:

	December 31, 2025	Amount of loss recognized in other comprehensive income	Amount of loss reclassified from accumulated other comprehensive loss	March 31, 2026
	(In millions)
Derivative contracts designated as cash flow hedges	$(30)	$(58)	$39	$(49)
	$(30)	$(58)	$39	$(49)

	December 31, 2024	Amount of loss recognized in other comprehensive income	Amount of gain reclassified from accumulated other comprehensive loss	March 31, 2025
	(In millions)
Derivative contracts designated as cash flow hedges	$5	$(8)	$(1)	$(4)
	$5	$(8)	$(1)	$(4)

The effect of the Company’s fair value hedge relationships over its fixed-rate financial debt on the interim condensed consolidated statements of income for the three-month periods ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Cost of net revenues and financial expenses	$(8)	$(8)
Interest expense and other financial losses	(5)	—
Foreign currency losses, net	(31)	(22)
	$(44)	$(30)
The carrying amount of the hedged items for fair value hedges over its fixed-rate financial debt included in the “Loans payable and other financial liabilities” line items of the interim condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 was $478 million and $486 million, respectively.
The effects of the Company’s fair value hedge relationships over its fixed-rate financial debt on the interim condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of March 31, 2026 and December 31, 2025 are $2 million and less than $1 million, respectively, reducing the carrying value of the hedged debt as of March 31, 2026 and December 31, 2025.
34 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The effects of derivative contracts not designated as hedging instruments on the interim condensed consolidated statements of income for the three-month periods ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Foreign exchange contracts not designated as hedging instruments recognized in Foreign currency losses, net	$3	$—
Interest rate contracts not designated as hedging instruments recognized in Interest expense and other financial losses	1	1
Foreign exchange contracts not designated as hedging instruments recognized in Interest expense and other financial losses	(16)	—
	$(12)	$1

35 | MercadoLibre, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
Any statements made or implied in this report that are not statements of historical fact, including statements about our beliefs and expectations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and should be evaluated as such. The words “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “target,” “project,” “should,” “may,” “could,” “will” and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are contained throughout this report. Our forward-looking statements, and the risks and uncertainties related to them, include, but are not limited to, statements regarding MercadoLibre, Inc.'s expectations, objectives and progress against strategic priorities; initiatives and strategies related to our products and services; business and market outlook, opportunities, strategies and trends; impacts of foreign exchange; the potential impact of the uncertain macroeconomic and geopolitical environment on our financial results; customer preferences and demand and market expansion; our planned product and services releases and capabilities; industry growth rates; inflation; future stock repurchases; our expected tax rate and tax strategies; and the likelihood, impact and result of pending legal, administrative and tax proceedings or government investigations. Such forward-looking statements are subject to known and unknown risks, uncertainties and other important factors (in addition to those discussed elsewhere in this report) that may cause our actual results to differ materially from those expressed or implied by these forward-looking statements. Some of the material risks and uncertainties that could cause actual results to differ materially from our expectations and projections are described in “Item 1A—Risk Factors” in Part I of the Company’s 2025 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2026. You should read that information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, our unaudited interim condensed consolidated financial statements and related notes in Item 1 of Part I of this report and our audited consolidated financial statements and related notes in Item 8 of Part II of the Company’s 2025 10-K, as well as the factors discussed in the other reports and documents we file from time to time with the SEC.
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
■a discussion of our principal trends and results of operations for the three-month periods ended March 31, 2026 and 2025;
■a discussion of the principal factors that influence our results of operations, financial condition and liquidity;
■a discussion of our liquidity and capital resources and a discussion of our capital expenditures;
■a description of our key performance indicators; and
■a description of our non-GAAP financial measures.
Certain monetary amounts included elsewhere in this document have been subject to rounding adjustments, percentage changes may not align exactly with dollar figures due to rounding. Accordingly, figures shown as totals in certain tables may not be the arithmetic aggregation of the figures that precede them.
Other Information

MercadoLibre, Inc. (together with its subsidiaries “us,” “we,” “our” or the “Company”) routinely posts important information for investors on our investor relations website, investor.mercadolibre.com. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls and webcasts. The information contained on, or that may be accessed through, our website is not incorporated by reference into, and is not a part of, this report.
36 | MercadoLibre, Inc.

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
37 | MercadoLibre, Inc.

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
The following table sets forth the percentage of our consolidated net revenues and financial income by segment for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(% of total consolidated net revenues and financial income)	2026	2025
Brazil	54.0%	51.9%
Mexico	22.3	20.6
Argentina	19.2	23.3
Other Countries	4.5	4.2
Net revenues and financial income for the three-month period ended March 31, 2026 as compared to the same period in 2025 are described in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues and financial income.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies, Management estimates or accounting policies since the year ended December 31, 2025 and disclosed in the Company’s 2025 10-K under the heading “Critical Accounting Policies and Estimates.”
Results of operations for the three-month period ended March 31, 2026 compared to the three-month period ended March 31, 2025
The selected financial data for the three-month periods ended March 31, 2026 and 2025 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. The results of operations for the three-month period ended March 31, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026 or for any other period.
Principal trends in results of operations
Net revenues and financial income
We disaggregate revenues into four geographical reporting segments. Within each of our segments, the services we provide and the products we sell generally fall into two distinct revenue streams: “Commerce” and “Fintech.”
Commerce revenues are mainly generated from:
■marketplace fees that include final value fees and flat fees. Final value fees represent a percentage of the sale value that is charged to the seller once an item is successfully sold and flat fees represent a fixed charge for certain specific transactions, in case they fall below a certain merchandise value;
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
38 | MercadoLibre, Inc.

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
■commissions that we charge from transactions carried out with Mercado Pago debit cards;
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
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the three-month periods ended March 31, 2026 and 2025, no single customer accounted for more than 5.0% of our net revenues and financial income.
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
Our net revenues and financial income grew during the three-month period ended March 31, 2026, compared to the same period in 2025, boosted by growth in credit originations from our lending business and our first-party business, and higher total payment volume and gross merchandise volume.
The following table summarizes our consolidated net revenues and financial income for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Net revenues and financial income	$8,845	$5,935	$2,910	49.0%

39 | MercadoLibre, Inc.

The following table summarizes our consolidated net revenues and financial income by revenue stream and geographic segment for the three-month periods ended March 31, 2026 and 2025:

Consolidated net revenues and financial income	Three Months Ended March 31,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Brazil
Commerce	$2,826	$1,873	$953	50.9%
Fintech	1,948	1,209	739	61.1
	4,774	3,082	1,692	54.9
Mexico
Commerce	1,195	778	417	53.7
Fintech	781	444	337	75.7
	1,976	1,222	754	61.7
Argentina
Commerce	573	474	99	21.0
Fintech	1,125	908	217	24.0
	1,698	1,382	316	22.9
Other countries
Commerce	274	178	96	53.9
Fintech	123	71	52	72.1
	397	249	148	59.1
Consolidated
Commerce	4,868	3,303	1,565	47.4
Fintech	3,977	2,632	1,345	51.1
Total	$8,845	$5,935	$2,910	49.0%

See Note 6 – Segments of our unaudited interim condensed consolidated financial statements for further information regarding our net revenues and financial income disaggregated by similar products and services for the three-month periods ended March 31, 2026 and 2025.
Our Commerce revenues grew $1,565 million, or 47.4%, for the three-month period ended March 31, 2026, as compared to the same period in 2025. This increase in Commerce revenues was primarily attributable to:
■an increase of $1,055 million in our Commerce services revenues for the three-month period ended March 31, 2026, mainly related to a 42% increase in gross merchandise volume, and higher flat fee contributions for low gross merchandise volume transactions. Shipping carrier costs netted against revenues increased $48 million, from $211 million for the three-month period ended March 31, 2025, to $259 million for the three-month period ended March 31, 2026; and
■an increase of $510 million in our revenues from Commerce product sales for the three-month period ended March 31, 2026, as compared to the same period in 2025, mainly in Brazil and Mexico.
Our Fintech revenues grew 51.1%, from $2,632 million for the three-month period ended March 31, 2025, to $3,977 million for the three-month period ended March 31, 2026. This increase was mainly generated by:
■an increase of $866 million in our Credit revenues for the three-month period ended March 31, 2026, mainly as a consequence of higher originations; and
■an increase of $474 million in our revenues from Financial services and income for the three-month period ended March 31, 2026, mainly related to our off-platform transactional fees and financing transactions, as a result of a 50% increase in our total payment volume.
Brazil
Commerce revenues in Brazil increased 50.9% in the three-month period ended March 31, 2026 as compared to the same period in 2025. This increase was generated by an increase of $576 million in our Commerce services revenues and an increase of $377 million in our revenues from Commerce product sales. Fintech revenues grew by 61.1%, a $739 million increase during the three-month period ended March 31, 2026 as compared to the same period in 2025, mainly driven by an increase of $528 million in our Credit revenues and an increase of $210 million in our revenues from Financial services and income.
40 | MercadoLibre, Inc.

Net revenues growth during the three-month period ended March 31, 2026, as compared to the same period in 2025, was boosted by the average decrease of Brazil’s exchange rate against U.S. dollar of 10.1%.
Mexico
Commerce revenues in Mexico increased 53.7% in the three-month period ended March 31, 2026 as compared to the same period in 2025. This increase was driven by an increase of $333 million in our Commerce services revenues and an increase of $84 million in our revenues from Commerce product sales. Fintech revenues grew 75.7%, a $337 million increase, during the three-month period ended March 31, 2026 as compared to the same period in 2025, mainly driven by an increase of $197 million in our Credit revenues and an increase of $137 million in our revenues from Financial services and income.
Net revenues growth during the three-month period ended March 31, 2026, as compared to the same period in 2025, was boosted by the average decrease of Mexico's exchange rate against U.S. dollar of 14.1%.
Argentina
Commerce revenues in Argentina increased 21.0% in the three-month period ended March 31, 2026 as compared to the same period in 2025. This increase was driven by an increase of $77 million in our Commerce services revenues and an increase of $22 million in our revenues from Commerce product sales. Fintech revenues increased 24.0%, a $217 million increase, during the three-month period ended March 31, 2026 as compared to the same period in 2025, mainly driven by an increase of $136 million in our Credit revenues and an increase of $81 million in our revenues from Financial services and income.
Net revenues growth during the three-month period ended March 31, 2026, as compared to the same period in 2025, was offset by the average increase of Argentina’s exchange rate against U.S. dollar of 34.1%.
The following table sets forth our total net revenues and financial income and the sequential quarterly variation of these net revenues and financial income for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except percentages)
2026
Net revenues and financial income	$8,845	n/a	n/a	n/a
Percent change from prior quarter	1%
2025
Net revenues and financial income	$5,935	$6,790	$7,409	$8,759
Percent change from prior quarter	(2)%	14%	9%	18%

The following table sets forth the growth in net revenues and financial income in local currencies, for the three-month periods ended March 31, 2026 as compared to the same periods in 2025:

Change from 2025 to 2026
(% of net revenues and financial income growth in Local Currency) (1)	Three-month period
Brazil	39.4%
Mexico	39.0
Argentina (2)	64.8
Other countries	46.2
Total consolidated	45.5%
(1) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2025 and applying them to the corresponding months in 2026, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.
(2) For the three-month period ended March 31, 2026, the average inter-annual inflation rate in our Argentine segment of 32.7% was lower than the average inter-annual increase of Argentina’s official exchange rate against U.S. dollar of 34.1%.
41 | MercadoLibre, Inc.

Cost of net revenues and financial expenses
Cost of net revenues and financial expenses primarily includes shipping operation costs (including warehousing costs), carrier and other operating costs, cost of goods sold, collection fees, sales taxes, funding costs related to our fintech business, fraud prevention expenses, hosting and site operation fees, artificial intelligence (“AI”) capabilities expenses, certain tax withholding related to export duties, compensation for customer support personnel and depreciation and amortization. The following table presents cost of net revenues and financial expenses for the periods indicated:

	Three Months Ended March 31,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Cost of net revenues and financial expenses	$4,983	$3,164	$1,819	57.5%
As a percentage of net revenues and financial income	56.3%	53.3%
For the three-month period ended March 31, 2026 as compared to the same period in 2025, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $787 million increase in shipping operating and carrier costs; ii) $400 million increase in cost of sales of goods mainly in Brazil and Mexico; iii) $185 million increase in collection fees across all of our main segments, as a result of the higher total payment volume of Mercado Pago in those countries; iv) $142 million increase in other fintech costs mainly related to higher funding costs in connection with the increase in the lending business portfolio; v) $134 million increase in sales taxes; and vi) $105 million increase in hosting and site operation fees.
Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues and financial income, which are classified as a cost of net revenues and financial expenses. These taxes represented 6.0% of net revenues and financial income for the three-month period ended March 31, 2026, and 6.7% for the same period in 2025.
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
For the three-month periods ended March 31, 2026 and 2025, our gross profit margins were 43.7% and 46.7%, respectively. The decrease in our gross profit margin was primarily attributable to the reduction of our free shipping threshold in Brazil together with an increase in our shipping operating costs and our cost of sales of goods as a percentage of net revenues and financial income, partially offset by a decrease in sales taxes and collection fees, as a percentage of net revenues and financial income.
In the future, our gross profit margin could continue declining if we maintain the growth of our sales of goods business, which has a lower pure product margin due to marketing initiatives, or the building up our logistics network. Our gross profit margin could also decline if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues and financial income trend.
Product and technology development expenses
Our product and technology development related expenses consist primarily of compensation for our engineering and web-development staff (including long term retention program compensation), depreciation and amortization expenses related to product and technology development, AI capabilities expenses for internal usage, certain tax withholding related to export duties, telecommunications costs and payments to third-party suppliers who provide technology maintenance services to us. The following table presents product and technology development expenses for the periods indicated:

	Three Months Ended March 31,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Product and technology development	$699	$551	$148	26.8%
As a percentage of net revenues and financial income	7.9%	9.3%
For the three-month period ended March 31, 2026, the increase in product and technology development expenses as compared to the same period in 2025 was primarily attributable to a: i) $72 million increase in salaries and wages mainly related to the increase of 8% in our product and technology development headcount; ii) $41 million increase in technology maintenance and AI expenses; and iii) $23 million increase in other product and technology development expenses mainly related to higher tax withholding in connection with intercompany export services billing duties.
42 | MercadoLibre, Inc.

We believe that product and technology development and AI capabilities are two of our key competitive advantages and we intend to continue to invest in technology to meet the increasingly sophisticated product expectations of our customer base.
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
The following table presents sales and marketing expenses for the periods indicated:

	Three Months Ended March 31,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Sales and marketing	$982	$599	$383	63.9%
As a percentage of net revenues and financial income	11.1%	10.1%
For the three-month period ended March 31, 2026, the increase in sales and marketing expenses as compared to the same period in 2025 was primarily attributable to a: i) $250 million increase in online and offline marketing expenses across all of our main segments; ii) $75 million increase in our buyer protection program expenses; and iii) $43 million increase in salaries and wages mainly related to the increase of 43% in our sales and marketing headcount.
Provision for doubtful accounts
Provision for doubtful accounts consists of the current expected credit losses on our financial assets, mainly loans receivable. The following table presents provision for doubtful accounts expenses for the periods indicated:

	Three Months Ended March 31,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Provision for doubtful accounts	$1,244	$603	$641	106.5%
As a percentage of net revenues and financial income	14.1%	10.2%
For the three-month period ended March 31, 2026, as compared to the same period in 2025, the provision for doubtful accounts increased $641 million, mainly due to the increase in originations growing at 81% (mostly related to the credit cards and consumer products). In addition, the increase in average duration of our consumers portfolio generated an increase in provisions.
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

	Three Months Ended March 31,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
General and administrative	$326	$255	$71	27.5%
As a percentage of net revenues and financial income	3.7%	4.3%
43 | MercadoLibre, Inc.

For the three-month period ended March 31, 2026, the increase in general and administrative expenses as compared to the same period in 2025 was primarily attributable to a: i) $48 million increase in salaries and wages, mainly related to the increase of 13% in general and administrative headcount; and ii) $28 million increase in legal, tax and other fees due to higher consulting fees and contingencies. This was partially offset by $12 million lower losses related to the fair value of digital assets held during the three-month period ended March 31, 2025.
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
For the three-month period ended March 31, 2026, as compared to the same period in 2025, our operating income margin decreased from 12.9% to 6.9%.
This decrease is mainly explained by the reduction of our free shipping threshold in Brazil, together with an increase in our shipping operating costs, our provision of doubtful accounts, driven by the expansion of our credit card portfolio, and cost of net revenues and financial expenses, as a percentage of net revenues and financial income, partially offset by a decrease in product and technology development and marketing and sales expenses, as a percentage of net revenues and financial income.
Other income (expenses), net
Other income (expenses), net consists primarily of interest income derived from our investments and cash equivalents, interest expense and other financial charges related to financial liabilities not related to Mercado Pago’s operations, and foreign currency gains or losses. The following table presents Other income (expenses), net for the periods indicated:

	Three Months Ended March 31,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Other income (expenses), net	$(32)	$(57)	$25	(44.3)%
As a percentage of net revenues and financial income	(0.4)%	(1.0)%
For the three-month period ended March 31, 2026, the decrease in other expense, net as compared to the same period in 2025 was primarily attributable to $61 million lower foreign exchange losses mainly from our Argentine subsidiaries. This was partially offset by an increase of $26 million in interest expense and other financial losses, mainly attributable to higher levels of indebtedness (mainly in Argentina and Brazil) and higher rates (mainly in Brazil).
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
The following table presents our income tax expense for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Income tax expense	$162	$212	$(50)	(23.7)%
As a percentage of net revenues and financial income	1.8%	3.6%
During the three-month period ended March 31, 2026 as compared to the same period in 2025, income tax expense decreased mainly as a result of higher income tax gains in Brazil in 2026 driven by the increase in deferred tax assets in that segment.
44 | MercadoLibre, Inc.

The following table summarizes our estimated effective tax rates for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025

Estimated effective tax rate	27.9%	30.0%
(1) Percentages have been calculated using whole-dollar amounts rather than the rounded amounts that appear in the table.
Our estimated effective tax rate for the three-month period ended March 31, 2026 decreased as compared to the same period in 2025, mainly as a result of higher income tax gains in Brazil related to the increase in deferred tax assets due to the income tax reform passed in December 2025 which will incrementally raise the tax rate beginning in April 2026.
Segment information
Refer to Note 6 – Segments of our unaudited interim condensed consolidated financial statements for further information regarding the financial performance of the Company’s reporting segments for the three-month periods ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$4,774	$1,976	$1,698	$397	$8,845
Total segment costs	(4,385)	(1,632)	(1,091)	(333)	(7,441)
Direct contribution	$389	$344	$607	$64	$1,404
Margin	8.2%	17.4%	35.7%	16.0%	15.9%

	Three Months Ended March 31, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$3,082	$1,222	$1,382	$249	$5,935
Total segment costs	(2,540)	(1,005)	(734)	(204)	(4,483)
Direct contribution	$542	$217	$648	$45	$1,452
Margin	17.6%	17.7%	46.9%	18.5%	24.5%

	Change from the Three Months Ended March 31, 2025 to March 31, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income
in U.S. Dollars	$1,692	$754	$316	$148	$2,910
in %	54.9%	61.7%	22.9%	59.1%	49.0%
Total segment costs
in U.S. Dollars	$(1,845)	$(627)	$(357)	$(129)	$(2,958)
in %	72.6%	62.4%	48.8%	63.9%	66.0%
Direct contribution
in U.S. Dollars	$(153)	$127	$(41)	$19	$(48)
in %	(28.1)%	58.6%	(6.3)%	38.0%	(3.3)%

45 | MercadoLibre, Inc.

Net revenues and financial income
Net revenues and financial income for the three-month period ended March 31, 2026 as compared to the same period in 2025 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues and financial income."
Segment costs
Brazil
For the three-month period ended March 31, 2026, as compared to the same period in 2025, segment costs increased mainly driven by a: i) $1,093 million increase in cost of net revenues and financial expenses, mostly attributable to an increase in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales, sales taxes, other fintech costs mainly related to higher funding costs in connection with the growth of our lending business, collection fees as a consequence of the higher transactions volume of our Mercado Pago business and hosting and site operation fees; ii) $439 million increase in provision for doubtful accounts mainly related to our credit cards, consumer and merchant credits product growth; and iii) $248 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, buyer protection program expenses and salaries and wages.
Mexico
For the three-month period ended March 31, 2026, as compared to the same period in 2025, segment costs increased mainly driven by a: i) $404 million increase in cost of net revenues and financial expenses, mostly attributable to increases in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales and collection fees due to higher Mercado Pago penetration; ii) $118 million increase in provision for doubtful accounts mainly related to our credit card and consumer product business growth; and iii) $75 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses and buyer protection program expenses.
Argentina
For the three-month period ended March 31, 2026, as compared to the same period in 2025, segment costs increased mainly driven by a: i) $222 million increase in cost of net revenues and financial expenses, mostly attributable to an increase in shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration, sales taxes and other fintech costs mostly related to higher funding cost due to the growth of our lending business; ii) $82 million increase in provision for doubtful accounts mainly related to our consumer product growth; and iii) $29 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses.
Liquidity and capital resources
Our main cash requirement has been working capital to fund Mercado Pago financing operations and our lending business. We also require cash for capital expenditures related to technology infrastructure, software applications including AI licenses, office space, business acquisitions, to build out our logistics capacity and to make interest payments on our loans payable and other financial liabilities.
We have multiple sources to fund Mercado Pago and our lending business, mainly through the sale of credit card receivables, the securitization of credit card receivables and loans receivable through SPEs, the sale of loans receivable to financial institutions, commercial notes, loans from banks, secured lines of credit and the issuance of debt securities. Moreover, we obtain funding in Brazil by issuing deposit certificates and financial bills through our financial institution. Finally, we entered into a revolving credit agreement, which provides an $800 million credit commitment. Refer to Note 10 – Loans payable and other financial liabilities and Note 11 – Securitization transactions of our unaudited interim condensed consolidated financial statements for further detail.
We have committed to contract minimum amounts of certain services such as cloud platform and other technology services (including AI capabilities), logistics services and leases. In addition, we have unconditional purchase obligations related to capital expenditures. Please refer to Note 8 – Commitments and Contingencies of our unaudited interim condensed consolidated financial statements for further detail on purchase commitments.
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
As of March 31, 2026, our main source of liquidity was $5,214 million of cash and cash equivalents and short-term investments, which excludes $436 million of restricted investments mainly related to the Central Bank of Brazil Mandatory Guarantee, and consists of cash generated from operations and proceeds from loans.
As of March 31, 2026, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $17,184 million, or 91.4% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our cash and cash equivalents, restricted cash and cash equivalents and investments held outside U.S. amounted to 82.5% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil, Mexico and Argentina.
46 | MercadoLibre, Inc.

The following table presents our cash flows from operating activities, investing activities and financing activities for the three-month periods ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net cash provided by (used in):
Operating activities	$2,075	$1,031
Investing activities	(1,471)	(1,842)
Financing activities	473	465
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	527	145
Net increase (decrease) in cash, cash equivalents, restricted cash and cash equivalents	$1,604	$(201)
Net cash provided by operating activities

	Three Months Ended March 31,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Net cash provided by:
Operating activities	$2,075	$1,031	$1,044	101.4%
Net cash provided by operating activities in the three-month period ended March 31, 2026 resulted mainly from an increase in adjustments to net income related to non-cash items of $1,210 million, an increase of $585 million in funds payable to customers, a $523 million increase in amounts payable due to credit and debit card transactions and our net income of $417 million, partially offset by an increase in receivables of $887 million. The $1,044 million increase in the net cash provided by operating activities in the three-month period ended March 31, 2026, as compared to the same period in 2025, is mainly explained by the higher increase in payable and accrued expenses of $531 million, the higher increase in funds payable to customers of $527 million, the $436 million higher increase in amounts payable due to credit and debit card transactions and the increase of $431 million in the adjustments to net income related to non-cash items, partially offset by the $816 million increase in receivables.
Net cash used in investing activities

	Three Months Ended March 31,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Net cash used in:
Investing activities	$(1,471)	$(1,842)	$371	(20.2)%
Net cash used in investing activities in the three-month period ended March 31, 2026 resulted mainly from the use of $1,949 million related to changes in loans receivable due to loans granted under our lending solution net of collections and $271 million in the investments of property and equipment (mainly related to our shipping network and information technology assets) and intangibles assets, partially offset by an increase of $789 million related to the net sale and maturity of investments. The $371 million decrease in net cash used in investing activities in the three-month period ended March 31, 2026, as compared to the same period in 2025, is mainly explained by the $1,126 million variation in cash flows from investments ($789 million of cash inflows from net sales or maturity of investments in the three-month period ended March 31, 2026, compared to $337 million of cash outflows from net purchases in the same period in 2025), partially offset by the $714 million increase in our loans receivable due to loans granted under our lending solution net of collections.
Net cash provided by financing activities

	Three Months Ended March 31,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Net cash provided by:
Financing activities	$473	$465	$8	1.5%
47 | MercadoLibre, Inc.

For the three-month period ended March 31, 2026, our net cash provided by financing activities resulted from $489 million provided by net loans payables and other financing liabilities, partially offset by $16 million used for the payments of finance lease obligations. The $8 million increase in net cash provided by financing activities in the three-month period ended March 31, 2026, as compared to the same period in 2025, is mainly explained by the increase of $11 million of the cash provided by net loans payables and other financing liabilities.
Debt
Debt Securities Guaranteed by Subsidiaries
On January 14, 2021, we issued $400 million aggregate principal amount of 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”) and $700 million aggregate principal amount of 3.125% Notes due 2031 (the “2031 Notes”). On December 9, 2025, we issued $750 million aggregate principal amount of 4.900% Notes due 2033 (the “2033 Notes” and together with the 2031 Notes, the "Notes”). The 2026 Sustainability Notes matured on January 14, 2026; the total outstanding principal and interest, totaling $367 million, was fully repaid that month. The 2031 Notes mature on January 14, 2031, with interest payments scheduled semi-annually every January 14 and July 14. The 2033 Notes mature on January 15, 2033, with interest payments scheduled semi-annually every January 15 and July 15, commencing July 15, 2026.
The payment of principal, premium, if any, interest, and all other amounts in respect of the Notes, is fully and unconditionally guaranteed (the “Subsidiary Guarantees”), jointly and severally, on an unsecured basis, by MercadoLibre S.R.L., eBazar.com.br Ltda., DeRemate.com de México, S. de R.L. de C.V., MPFS, S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda., and MercadoLibre Colombia Ltda. (collectively, the “Subsidiary Guarantors”).
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
We may, at our option, redeem or purchase the 2031 Notes, in whole or in part, at any time or from time to time prior to October 14, 2030 (the date that is three months prior to the maturity of the 2031 Notes), and the 2033 Notes, in whole or in part, at any time or from time to time prior to November 15, 2032 (two months prior to their maturity date of the 2033 Notes), in each case, by paying 100% of the principal amount of such Notes so redeemed plus the applicable “make-whole” amount and accrued and unpaid interest and additional amounts, if any. We may, at our option, redeem the 2031 Notes on October 14, 2030 or at any time thereafter and the 2033 Notes on November 15, 2032 or at any time thereafter, in each case at the redemption price of 100% of the principal amount of such Notes so redeemed plus accrued and unpaid interest and additional amounts, if any. If we experience certain change of control triggering events, we may be required to offer to purchase the Notes at 101% of their principal amount plus any accrued and unpaid interest thereon through the purchase date.
During the three-month period ended March 31, 2026 and 2025, we did not repurchase any Notes or any 2026 Sustainability Notes.
See Note 10. Loans payable and other financial liabilities our unaudited interim condensed consolidated financial statements for further detail.
We are presenting the following summarized financial information for the issuer, the Subsidiary Guarantors and Mercado Pago Instituição de Pagamento Ltda., which was a guarantor of the Notes as of March 31, 2026 (together, the “Obligor Group”) pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the following summarized financial information, transactions between the Company and the Subsidiary Guarantors, presented on a combined basis, have been eliminated. Financial information for the non-guarantor subsidiaries, and any investment in a non-guarantor subsidiary by the Company or by any Subsidiary Guarantor, have been excluded. Amounts due from, due to and transactions with the non-guarantor subsidiaries and other related parties, as applicable, have been separately presented in footnotes.
48 | MercadoLibre, Inc.

Summarized balance sheet information for the Obligor Group as of March 31, 2026 and December 31, 2025 is provided in the table below:

	March 31, 2026	December 31, 2025
	(In millions)
Current assets (1) (2)	$26,234	$24,254
Non-current assets (3)	7,766	6,939
Current liabilities (4)	26,504	23,971
Non-current liabilities	4,542	4,076
(1) Includes restricted cash and cash equivalents of $9,807 million and $8,259 million and guarantees in short-term investments of $271 million and $860 million as of March 31, 2026, and December 31, 2025, respectively.
(2) Includes Current assets with non-guarantor subsidiaries of $1,315 million and $1,439 million as of March 31, 2026, and December 31, 2025, respectively.
(3) Includes Non-current assets with non-guarantor subsidiaries of $616 million and $289 million as of March 31, 2026, and December 31, 2025, respectively.
(4) Includes Current liabilities with non-guarantor subsidiaries of $2,808 million and $2,417 million as of March 31, 2026, and December 31, 2025, respectively.
Summarized statement of income information for the Obligor Group for the three-month period ended March 31, 2026, is provided in the table below:

March 31, 2026
(In millions)
Net revenues and financial income (1)	$6,946
Gross profit (2)	2,189
Income from operations (3)	188
Net income (4)	574
(1) Includes net revenues and financial income from transactions with non-guarantor subsidiaries of $355 million for the three-month period ended March 31, 2026.
(2) Includes charges from transactions with non-guarantor subsidiaries of $748 million for the three-month period ended March 31, 2026.
(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $293 million for the three-month period ended March 31, 2026.
(4) Includes other income/(expense), net from transactions with non-guarantor subsidiaries of $17 million gain for the three-month period ended March 31, 2026. Additionally, includes dividends received by the issuer from non-guarantor subsidiaries, that relates to guarantor subsidiaries results.
Capital expenditures
Our capital expenditures comprised of our investments in property and equipment (such as certain assets used in our fulfillment centers and offices) and intangible assets (excluding digital assets) for the three-month periods ended March 31, 2026 and 2025 amounted to $271 million and $256 million, respectively.
During the three-month period ended March 31, 2026, we invested $105 million in information and technology assets in Brazil, Mexico and Argentina, and $146 million in shipping premises, offices and other assets in Brazil, Mexico and Argentina.
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
49 | MercadoLibre, Inc.

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

	Three Months Ended March 31,
	2026	2025
	(In millions, except percentages) (1)
Fintech monthly active users (2)	83	64
Unique active buyers (3)	84	67
Gross merchandise volume (4)	$18,951	$13,330
Number of items sold (5)	722	492
Total payment volume (6)	$87,186	$58,303
Acquiring total payments volume (7)	$55,993	$40,317
Total payment transactions (8)	4,640	3,344
NIMAL (9)	17.8%	22.7%
Capital expenditures	$271	$256
Depreciation and amortization	$246	$172
(1) Figures have been calculated using rounded amounts. Growth calculations based on this table may not total due to rounding.
(2) Fintech monthly active users is defined as Fintech payers and/or collectors that, during the last month of the reporting period, performed at least one of the following actions during such month: 1) made a debit or credit card payment, 2) made a QR code payment, 3) made an off-platform online payment using our checkout or link of payment solutions while logged in to our Mercado Pago fintech platform, 4) made an investment or employed any of our savings solutions, 5) has an active insurance policy, 6) has an outstanding loan up to date or non performing below 90 days, or 7) received the payment from a sale or transaction either on or off marketplace.
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
50 | MercadoLibre, Inc.

Non-GAAP Measures of Financial Performance
To supplement our unaudited interim condensed consolidated financial statements presented in accordance with U.S. GAAP, we present earnings before interest income and other financial gains, net, interest expense and other financial losses, foreign currency gains (losses), net, income tax expense and depreciation and amortization (“Adjusted EBITDA”), net debt, foreign exchange (“FX”) neutral measures, adjusted free cash flow and net (decrease) increase in available cash, investments and digital assets as non-GAAP measures. Reconciliations of these non-GAAP financial measures to the most comparable U.S. GAAP financial measures can be found in the tables below.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that represents our net income, adjusted to eliminate the effect of depreciation and amortization charges, interest income and other financial gains, net, interest expense and other financial losses, foreign currency gains (losses), net and income tax expense. We have included this non-GAAP financial measure because it is used by our Management to evaluate our operating performance and trends, make strategic decisions and the calculation of leverage ratios. Accordingly, we believe this measure provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our Management. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain items.
The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net income	$417	$494
Adjustments:
Depreciation and amortization	246	172
Interest income and other financial gains, net	(27)	(37)
Interest expense and other financial losses	65	39
Foreign currency gains (losses), net	(6)	55
Income tax expense	162	212
Adjusted EBITDA	$857	$935
Net debt
We define net debt as total debt which includes current and non-current loans payable and other financial liabilities and current and non-current operating lease liabilities, less cash and cash equivalents (excluding cash and cash equivalents restricted due to management restriction policies), short-term investments and long-term investments, excluding time deposits, foreign debt securities and foreign government debt securities restricted and held in guarantee, securitization transactions and equity securities held at cost. We have included this non-GAAP financial measure because it is used by our Management to analyze our current leverage ratios and set targets to be met, which will also impact other components of the Company’s balance sheet, cash flows and income statement. Accordingly, we believe this measure provides useful information to investors and other market participants in showing the evolution of the Company’s indebtedness and its capability of repayment as a means to, alongside other measures, monitor our leverage based on widely-used measures.

51 | MercadoLibre, Inc.

The following table presents a reconciliation of net debt for each of the periods indicated:

	March 31, 2026	December 31, 2025
	(In millions)
Current Loans payable and other financial liabilities	$5,316	$4,623
Non-current Loans payable and other financial liabilities	4,611	4,570
Current Operating lease liabilities	472	430
Non-current Operating lease liabilities	1,946	1,769
Total debt	12,345	11,392
Less:
Cash and cash equivalents (1)	3,458	3,410
Short-term investments (2)	1,537	1,614
Long-term investments (3)	1,602	1,686
Cash and cash equivalents(1), short-term investments(2) and long-term investments(3)	6,597	6,710
Net debt	$5,748	$4,682
(1) Includes cash and cash equivalents (excluding cash and cash equivalents restricted due to management restriction policies).
(2) Excludes time deposits, foreign debt securities and foreign government debt securities restricted and held in guarantee.
(3) Excludes foreign government debt securities restricted and held in guarantee, investments held in VIEs as a consequence of securitization transactions and equity securities held at cost.
FX neutral
We believe that FX neutral measures provide useful information to both Management and investors by excluding the foreign currency exchange rate impact that may not be indicative of our core operating results and business outlook.
The FX neutral measures were calculated by using the average monthly exchange rates for each month during 2025 and applying them to the corresponding months in 2026, so as to calculate what our results would have been had exchange rates remained stable from one year to the next. The table below excludes intercompany allocation FX effects. Finally, these measures do not include any other macroeconomic effect such as local currency inflation effects, the impact on impairment calculations or any price adjustment to compensate local currency inflation or devaluations.
The following table sets forth the FX neutral measures related to our reported results of the operations for the three-month period ended March 31, 2026:

	Three Months Ended March 31,
	As reported		Percentage Change	FX Neutral Measures	As reported	Percentage Change
(Unaudited)	2026	2025		2026	2025
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$8,845	$5,935	49.0%	$8,637	$5,935	45.5%
Cost of net revenues and financial expenses	(4,983)	(3,164)	57.5%	(4,799)	(3,164)	51.7%
Gross profit	3,862	2,771	39.4%	3,838	2,771	38.5%

Operating expenses	(3,251)	(2,008)	61.9%	(3,168)	(2,008)	57.8%
Income from operations	$611	$763	(19.9)%	$670	$763	(12.2)%

See Note 2 – Summary of significant accounting policies - Foreign currency translation - Argentine currency status and macroeconomic outlook and Argentine exchange regulations of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
52 | MercadoLibre, Inc.

Adjusted free cash flow and Net (decrease) increase in available cash, investments and digital assets
Adjusted free cash flow
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
Net (decrease) increase in available cash, investments and digital assets
Net (decrease) increase in available cash, investments and digital assets (from the second quarter of 2025 onwards, our available funds include digital asset holdings) represents adjusted free cash flow less net proceeds from/payments on loans payable and other financial liabilities, related to our Commerce and corporate activities, payments of finance lease obligations, other investing and/or financing activities not considered above and the effect of exchange rates changes on available cash and investments. We consider Net (decrease) increase in available cash, investments and digital assets to be a measure of liquidity availability that provides useful information to management and investors after netting out all other debt and corporate payments and activities from the adjusted free cash flow.
The following table shows a reconciliation of Net cash provided by operating activities to Adjusted free cash flow and Net (decrease) increase in available cash, investments and digital assets:

	Three Months Ended March 31,
	2026	2025 (3)
	(In millions)
Net cash provided by operating activities ("CFO")	$2,075	$1,031
Adjustments to reconcile CFO to Adjusted free cash flow (1)	(25)	18
Increase (decrease) in cash and cash equivalents and investments related to customer funds due to regulatory requirements and other restrictions (including management restriction policies) and equity securities held at cost	(544)	35
Investments in property and equipment and intangible assets	(271)	(256)
Changes in loans receivable, net	(1,949)	(1,235)
Proceeds from loans payable and other financial liabilities related to our Fintech solutions, net	658	465
Adjusted free cash flow	(56)	58
Payments on loans payable and other financial liabilities, related to our Commerce and Corporate activities, net	(185)	—
Other investing and/or financing activities	(40)	2
Effect of exchange rate changes on available cash and investments	168	172
Net (decrease) increase in available cash, investments and digital assets	$(113)	$232

Available cash, investments and digital assets (2), at the beginning of the period	6,710	4,603
Available cash, investments and digital assets (2), at the end of the period	6,597	4,835

Net cash used in investing activities	(1,471)	(1,842)
Net cash provided by financing activities	473	465
(1) Includes accrued interest and financial income net of interest received from available and restricted investments, and results on digital assets.
(2) Includes cash and cash equivalents (excluding cash and cash equivalents restricted due to management restriction policies), short-term investments (excluding time deposits, foreign debt securities and foreign government debt securities restricted and held in guarantee) and long-term investments (excluding foreign government debt securities restricted and held in guarantee, investments held in VIEs as a consequence of securitization transactions and equity securities held at cost) and digital assets.
(3) Recast for consistency with the current presentation due to the changes explained above.

53 | MercadoLibre, Inc.

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
We use foreign currency exchange forward contracts and cross currency swaps to protect our foreign currency exposure from changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of foreign currency exchange rate movements. We designate these contracts as cash flow and fair value hedges for accounting purposes. The derivatives’ gain or loss for cash flow hedges is initially reported as a component of accumulated other comprehensive loss. Cash flow hedges are subsequently reclassified into the consolidated statements of income in the financial statement line items in which the hedged item is recorded in the same period the forecasted transaction affects earnings. The derivatives’ gain or loss for fair value hedges is reported in our consolidated statements of income in the same line items as the change in the value of the hedged item due to the hedged risks.
As of March 31, 2026, we hold cash and cash equivalents, restricted cash and cash equivalents, short and long-term investments in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of March 31, 2026, the total cash and cash equivalents, restricted cash and cash equivalents denominated in foreign currencies totaled $14,049 million, short-term investments denominated in foreign currencies totaled $491 million, long-term investments denominated in foreign currencies totaled $719 million and accounts receivable, credit card receivables and other means of payments and loans receivable in foreign currencies totaled $19,238 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts and cross currency swaps, in order to mitigate our exposure to foreign exchange risk. As of March 31, 2026, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $2,574 million and our U.S. dollar-denominated long-term investments totaled $977 million.
For the three-month period ended March 31, 2026, we had a consolidated gain on foreign currency of $6 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Other income (expenses), net” for more information.
54 | MercadoLibre, Inc.

Foreign currency sensitivity analysis
The table below shows the impact on our net revenues and financial income, cost of net revenues and financial expenses, operating expenses, other income (expenses), net, income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to at the moment of translating our financial statements to U.S. dollars for the three-month period ended March 31, 2026:

	(10)% (1)	Actual	10% (2)
	(In millions)
Net revenues and financial income	$9,826	$8,845	$8,043
Expenses (3)	(9,107)	(8,234)	(7,520)
Income from operations	719	611	523
Other income (expenses), net and income tax expense	(204)	(194)	(185)
Net Income	$515	$417	$338

Total Shareholders’ Equity	$8,110	$7,281	$6,603
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
Brazilian segment
Considering a hypothetical increase (depreciation) of 10% of the Brazilian Real exchange rate against the U.S. dollar on March 31, 2026, the reported local currency net assets in our Brazilian subsidiaries would have decreased by approximately $434 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency gain amounting to approximately $9 million in our Brazilian subsidiaries regarding our non-functional currency net asset position, exposed to exchange rate effects.
Mexican segment
Considering a hypothetical increase (depreciation) of 10% of the Mexican Peso exchange rate against the U.S. dollar on March 31, 2026, the reported local currency net assets in our Mexican subsidiaries would have decreased by approximately $317 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $83 million in our Mexican subsidiaries regarding our non-functional currency net liability position.
Argentine segment
In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018. Argentina’s inflation rate for the three-month periods ended March 31, 2026 and 2025 was 9.4% and 8.6%, respectively.
We use Argentina’s official exchange rate to account for transactions in our Argentine segment, which as of March 31, 2026 and December 31, 2025 was 1,382.00 and 1,455.00 Argentine Pesos, respectively, against the U.S. dollar. During the three-month periods ended March 31, 2026 and 2025 Argentina’s official exchange rate against the U.S. dollar decreased 5.0% and increased 4.1%, respectively. The average exchange rate for the three-month periods ended March 31, 2026 and 2025 was 1,417.8 and 1,057.0, respectively, resulting in an increase of 34.1%.
Considering a hypothetical increase (depreciation) of 10% of the Argentine Peso exchange rate against the U.S. dollar on March 31, 2026, the effect on non-functional currency net asset position in our Argentine subsidiaries would have been a foreign exchange loss amounting to approximately $43 million in our Argentine subsidiaries.
See Note 2 – Summary of significant accounting policies - Foreign currency translation - Argentine currency status and Argentine exchange regulations” of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
55 | MercadoLibre, Inc.

Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our credit card receivables and on the financial debt that we use to fund Mercado Pago and our lending operations as well as expanding our logistic capacity. As of March 31, 2026, Credit card receivables and other means of payments, net totaled $8,134 million. Interest rate fluctuations could also impact interest earned through our lending solution. As of March 31, 2026, loans receivable net of the allowance for doubtful accounts from our lending solution totaled $10,735 million. We use future contracts to hedge the interest rate exposure of our asset-backed loan portfolio originated in Brazil for $406 million of notional amount. Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall.
As of March 31, 2026, our short-term investments amounted to $1,973 million and our long-term investments amounted to $1,696 million. Our short-term investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Note 3 – Cash, cash equivalents, restricted cash and cash equivalents and investments of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.
Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of March 31, 2026, our Loans payable and other financial liabilities which accrue interest based on variable rates amounted to $7,110 million, while our Loans payable and other financial liabilities, which accrue interest based on fixed rates, amounted to $2,817 million. We have entered into swap contracts to hedge the interest rate fluctuation on part of our Loans payable and other financial liabilities for a total of $593 million notional amount, $471 million of which have been designated as hedging instruments in fair value hedges. See Note 10 – Loans payable and other financial liabilities and Note 11 – Securitization transactions of our unaudited interim condensed consolidated financial statements for further detail. Considering a hypothetical increase of 100 basis points in the interest rates, the reported charge to the interim condensed consolidated statements of income for the three-month period ended March 31, 2026 would have increased by approximately $19 million with an impact of $17 million in Cost of net revenues and financial expenses and $2 million in Interest expense and other financial losses.
See Note 13 – Derivative instruments of our unaudited interim condensed consolidated financial statements for further detail on derivative instruments.
Equity price risk
Our board of directors, upon the recommendation of the compensation committee, approved the 2021, 2022, 2023, 2024, 2025 and 2026 Long Term Retention Programs (the “2021, 2022, 2023, 2024, 2025 and 2026 LTRPs,” respectively), under which certain eligible employees have the opportunity to receive cash payments annually for a period of six years. In order to receive the full target award under the 2021, 2022, 2023, 2024, 2025 and/or 2026 LTRPs, each eligible employee must remain employed as of each applicable payment date. The 2021, 2022, 2023, 2024, 2025 and 2026 LTRP awards are payable as follows:
■the eligible employee will receive 16.66% of half of his or her target 2021, 2022, 2023, 2024, 2025 and/or 2026 LTRP bonus once a year for a period of six years, with the first payment occurring no later than April 30, 2022, 2023, 2024, 2025, 2026 and 2027, respectively (the “2021, 2022, 2023, 2024, 2025 or 2026 Annual Fixed Payment,” respectively); and
■on each date we pay the respective Annual Fixed Payment to an eligible employee, he or she will also receive a payment (the “2021, 2022, 2023, 2024, 2025 or 2026 Variable Payment”) equal to the product of (i) 16.66% of half of the target 2021, 2022, 2023, 2024, 2025 and/or 2026 LTRP bonus and (ii) the quotient of (a) divided by (b), where (a), the numerator, equals the Applicable Year Stock Price (as defined below) and (b), the denominator, equals the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of 2020, 2021, 2022, 2023, 2024 and 2025 defined as $1,431.26, $1,391.81, $888.69, $1,426.11, $1,944.47 and $2,094.65 for the 2021, 2022, 2023, 2024, 2025 and 2026 LTRPs, respectively. The “Applicable Year Stock Price” shall equal the average closing price of our common stock on the NASDAQ Global Select Market during the final 60 trading days of the year preceding the applicable payment date.
As of March 31, 2026, the total contractual obligation fair value of our outstanding LTRP Variable Payment obligation subject to equity price risk amounted to $664 million. As of March 31, 2026, the accrued liability related to the outstanding Variable Payment of the LTRP included in Salaries and social security payable in our consolidated balance sheet amounted to $39 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:
56 | MercadoLibre, Inc.

Change in equity price in percentage	As of March 31, 2026
	MercadoLibre, Inc Equity Price	2021, 2022, 2023, 2024, 2025 and 2026 LTRP Variable contractual obligation
	(In millions, except equity price)
40%	2,432.51	930
30%	2,258.76	863
20%	2,085.01	797
10%	1,911.26	730
Static (1)	1,737.51	664
(10)%	1,563.76	597
(20)%	1,390.01	531
(30)%	1,216.26	465
(40)%	1,042.51	398
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Financial Statements — Note 8 – Commitments and Contingencies — Litigation and Other Legal Matters.”
ITEM 1A. RISK FACTORS
As of March 31, 2026, there have been no material changes in our risk factors from those disclosed in the Company’s 2025 10-K.
57 | MercadoLibre, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended March 31, 2026, there were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three-month period ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 6. EXHIBITS
The information set forth under “Exhibits Index” below is incorporated herein by reference.
58 | MercadoLibre, Inc.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed (*) or Furnished (**) Herewith	Incorporated by Reference
			Form	Filing Date
3.1	Registrant’s Amended and Restated Certificate of Incorporation.		S-1	May 11, 2007
3.2	Registrant’s Amended and Restated Bylaws.		S-1	May 11, 2007
10.1	MercadoLibre, Inc. 2026 Long Term Retention Program.		8-K	April 3, 2026
10.2
Amendment No. 2 to the Amended and Restated Revolving Credit Agreement, dated April 28, 2026, among MercadoLibre, Inc., as borrower, the lenders party thereto, Citibank, N.A., as administrative agent, and MercadoLibre S.R.L., Ebazar.com.br Ltda., Mercado Pago Instituição de Pagamento Ltda, DeRemate.com de Mexico S. de R.L. de C.V., MPFS, S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda., and MercadoLibre Colombia Ltda. as guarantors.
*
22.1	List of Subsidiary Guarantors for the Registrant’s 3.125% Notes due 2031 and 4.900% Notes due 2033.	*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.
*
104	The cover page from the Company’s Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101.	*
59 | MercadoLibre, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: May 8, 2026.	By:	/s/ Ariel Szarfsztejn
Ariel Szarfsztejn
President and Chief Executive Officer

	By:	/s/ Martín de los Santos
Martín de los Santos
Executive Vice President and Chief Financial Officer
60 | MercadoLibre, Inc.