Form 10-Q
period 2026-06-30
MERCADOLIBRE INC
filed 2026-08-06
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
50,696,802 shares of the issuer’s common stock, $0.001 par value, were outstanding as of August 5, 2026.

MERCADOLIBRE, INC.

MercadoLibre, Inc. - Interim Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025
(In millions of U.S. dollars, except par value) (Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,649	$3,670
Restricted cash and cash equivalents	13,114	9,867
Short-term investments	2,081	2,629
Accounts receivable, net	418	369
Credit card receivables and other means of payments, net	8,349	6,893
Loans receivable, net of allowances of $4,251 and $3,057	11,412	8,855
Inventories	822	570
Other assets	937	720
Total current assets	40,782	33,573
Non-current assets:
Long-term investments	1,715	1,764
Credit card receivables and other means of payments, net	170	153
Loans receivable, net of allowances of $128 and $86	584	510
Property and equipment, net	2,725	2,303
Operating lease right-of-use assets	2,560	2,201
Goodwill	168	163
Intangible assets, net	30	33
Deferred tax assets	2,167	1,541
Other assets	455	426
Total non-current assets	10,574	9,094
Total assets	$51,356	$42,667
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$5,739	$4,502
Funds payable to customers	16,035	13,029
Amounts payable due to credit and debit card transactions	4,996	3,584
Salaries and social security payable	830	916
Taxes payable	1,219	1,140
Loans payable and other financial liabilities	6,482	4,623
Operating lease liabilities	513	430
Other liabilities	558	409
Total current liabilities	36,372	28,633
Non-current liabilities:
Amounts payable due to credit and debit card transactions	188	187
Loans payable and other financial liabilities	4,144	4,570
Operating lease liabilities	2,037	1,769
Deferred tax liabilities	312	372
Other liabilities	469	388
Total non-current liabilities	7,150	7,286
Total liabilities	$43,522	$35,919
Commitments and contingencies (Note 8)
Equity
Common stock, $0.001 par value, 110,000,000 shares authorized, 50,696,802 and 50,697,182 shares issued and outstanding	$—	$—
Additional paid-in capital	1,772	1,771
Treasury stock, 226,593 and 225,931 shares	(313)	(312)
Retained earnings	6,692	5,809
Accumulated other comprehensive loss	(317)	(520)
Total equity	7,834	6,748
Total liabilities and equity	$51,356	$42,667
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
1 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Income
For the six and three-month periods ended June 30, 2026 and 2025
(In millions of U.S. dollars, except for share data)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Net service revenues and financial income	$16,407	$11,284	$8,692	$5,964
Net product revenues	2,607	1,441	1,477	826
Net revenues and financial income	19,014	12,725	10,169	6,790
Cost of net revenues and financial expenses	(10,993)	(6,860)	(6,010)	(3,696)
Gross profit	8,021	5,865	4,159	3,094
Operating expenses:
Product and technology development	(1,428)	(1,118)	(729)	(567)
Sales and marketing	(2,113)	(1,350)	(1,131)	(751)
Provision for doubtful accounts	(2,520)	(1,293)	(1,276)	(690)
General and administrative	(666)	(516)	(340)	(261)
Total operating expenses	(6,727)	(4,277)	(3,476)	(2,269)
Income from operations	1,294	1,588	683	825

Other income (expenses):
Interest income and other financial gains, net	57	81	30	44
Interest expense and other financial losses	(127)	(75)	(62)	(36)
Foreign currency losses, net	(39)	(172)	(45)	(117)
Net income before income tax expense	1,185	1,422	606	716

Income tax expense	(302)	(405)	(140)	(193)
Net income	$883	$1,017	$466	$523

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per share
Basic net income available to shareholders per common share	$17.42	$20.06	$9.19	$10.31
Weighted average of outstanding common shares	50,697,176	50,697,375	50,697,171	50,697,375

Diluted earnings per share
Diluted net income available to shareholders per common share	$17.42	$20.06	$9.19	$10.31
Weighted average of outstanding common shares	50,697,299	50,697,375	50,697,301	50,697,375
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
2 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Comprehensive Income
For the six and three-month periods ended June 30, 2026 and 2025
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Net income	$883	$1,017	$466	$523
Other comprehensive income (loss), net of tax:
Currency translation adjustment	210	371	83	210
Unrealized gains on investments	—	4	(1)	—
Tax expense on unrealized gains on investments	—	(1)	—	—
Unrealized losses on hedging activities	(95)	(42)	(37)	(34)
Tax benefit on unrealized losses on hedging activities	32	11	12	7
Less: Reclassification adjustment for losses on hedging activities included in cost of net revenues and financial expenses, Product and technology development expenses, interest expense and other financial losses and foreign currency losses, net	(82)	(3)	(43)	(4)
Less: Reclassification adjustment for estimated tax benefit on unrealized losses	26	1	13	1
Total other comprehensive income, net of tax	203	345	87	186
Total comprehensive income	$1,086	$1,362	$553	$709
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
3 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Equity
For the six and three-month periods ended June 30, 2026 and 2025
(In millions of U.S. dollars and share data)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2025	50	$—	$1,771	$(312)	$5,809	$(520)	$6,748
Net income	—	—	—	—	417	—	417
Other comprehensive income	—	—	—	—	—	116	116
Balance as of March 31, 2026	50	$—	$1,771	$(312)	$6,226	$(404)	$7,281
Stock-based compensation — restricted shares issued	—	—	1	—	—	—	1
Common Stock repurchased	—	—	—	(1)	—	—	(1)
Net income	—	—	—	—	466	—	466
Other comprehensive income	—	—	—	—	—	87	87
Balance as of June 30, 2026	50	$—	$1,772	$(313)	$6,692	$(317)	$7,834

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2024	50	$—	$1,770	$(311)	$3,812	$(920)	$4,351
Net income	—	—	—	—	494	—	494
Other comprehensive income	—	—	—	—	—	159	159
Balance as of March 31, 2025	50	$—	$1,770	$(311)	$4,306	$(761)	$5,004
Net income	—	—	—	—	523	—	523
Other comprehensive income	—	—	—	—	—	186	186
Balance as of June 30, 2025	50	$—	$1,770	$(311)	$4,829	$(575)	$5,713

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
4 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2026 and 2025
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operations:
Net income	$883	$1,017
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized foreign currency (gains) losses, net	(124)	95
Depreciation and amortization	538	371
Accrued interest, financial income and other revenues	(681)	(325)
Non cash interest expense and amortization of debt issuance costs and other charges	205	173
Provision for doubtful accounts	2,520	1,293
Provision for contingencies	88	51
Results on derivative instruments	153	52
Results on digital assets at fair value	—	(4)
Long term retention program (“LTRP”) accrued compensation	165	188
Deferred income taxes	(606)	(154)
Changes in assets and liabilities:
Receivables	(1,535)	(1,057)
Inventories	(226)	(100)
Other assets	(179)	(243)
Payables and accrued expenses	1,038	423
Funds payable to customers	2,456	1,636
Amounts payable due to credit and debit card transactions	1,209	415
Other liabilities	6	95
Operating lease liabilities	(255)	(198)
Interest received from investments	82	220
Net cash provided by operating activities	5,737	3,948
Cash flows from investing activities:
Purchases of investments	(5,436)	(6,449)
Proceeds from sale and maturity of investments	6,140	6,803
Proceeds from settlements of derivative instruments	23	2
Payments from settlements of derivative instruments	(108)	(8)
Changes in loans receivable, net	(4,069)	(2,856)
Investments in property and equipment, intangible assets and intangible assets at fair value	(712)	(559)
Net cash used in investing activities	(4,162)	(3,067)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	42,544	18,725
Payments on loans payable and other financing liabilities	(41,408)	(17,621)
Payments of finance lease liabilities	(32)	(26)
Common Stock repurchased	(1)	—
Net cash provided by financing activities	1,103	1,078
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	548	230
Net increase in cash, cash equivalents, restricted cash and cash equivalents	3,226	2,189
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	13,537	4,699
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$16,763	$6,888
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
5 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the six-month periods ended June 30, 2026 and 2025
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Non-cash transactions:
Right-of-use assets obtained under operating leases	$449	$568
Property and equipment obtained under finance leases	8	2
Investments in intangible assets not paid	—	23
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
As of June 30, 2026, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre’s fintech platform, Mercado Pago, is present in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador.
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
These unaudited interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of June 30, 2026 and December 31, 2025. These unaudited interim condensed consolidated financial statements include the Company’s consolidated statements of income, comprehensive income and equity for the six and three-month periods ended June 30, 2026 and 2025 and statements of cash flows for the six-month periods ended June 30, 2026 and 2025. These unaudited interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.
Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) (the “Company’s 2025 10-K”). The Company has evaluated all subsequent events through the date these unaudited interim condensed consolidated financial statements were issued. The interim condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see Note 2 to the financial statements in the Company’s 2025 10-K. During the six-month period ended June 30, 2026, there were no material updates made to the Company’s significant accounting policies.
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

Supplier finance programs
The Company and certain financial institutions participate in a supplier finance program that enables certain of the Company’s suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in the Company’s payment policies. As of June 30, 2026 and December 31, 2025, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $819 million and $616 million, respectively.
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
The gain arising from sales of credit card receivables, net of the costs recognized on sale of such credit card receivables, is $823 million and $456 million, and $525 million and $270 million, for the six and three-month periods ended June 30, 2026 and 2025, respectively. See Note 4 – Loans receivable, net of these interim condensed consolidated financial statements for further details on the sales of loans receivables.
Revenues recognized under ASC 606, Revenue from contracts with customers, amounted to $13,120 million and $7,055 million for the six and three-month periods ended June 30, 2026, respectively and $8,994 million and $4,803 million for the six and three-month periods ended June 30, 2025, respectively. Revenues not recognized under ASC 606 amounted to $5,894 million and $3,114 million for the six and three-month periods ended June 30, 2026, respectively and $3,731 million and $1,987 million for the six and three-month periods ended June 30, 2025, respectively.
Contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Accounts receivable and credit card receivables and other means of payments are presented net of allowance for doubtful accounts and chargebacks of $88 million and $63 million as of June 30, 2026 and December 31, 2025, respectively. See Note 4 – Loans receivable, net of these unaudited interim condensed consolidated financial statements for information related to the allowance for doubtful accounts with respect to the Company’s loans receivable.
Contract liabilities from contracts with customers consist of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Contract liabilities from contracts with customers as of December 31, 2025 was $133 million, of which $131 million was recognized as revenue during the six-month period ended June 30, 2026.
As of June 30, 2026, total contract liabilities from contracts with customers recognized within current other liabilities was $172 million, mainly due to fees related to classified advertising services billed, subscriptions and loyalty programs, shipping services and inventory sales that are expected to be recognized as revenue in the coming months.
As of June 30, 2026 and December 31, 2025, the assets under management of the Company related to mutual funds amount to $5,568 million and $4,536 million, respectively.
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
The following tables summarize the changes in foreign currency translation during the six and three-month periods ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Balance at beginning of period	$(507)	$(926)	$(380)	$(765)
Gains on foreign currency translation	210	371	83	210
Balance at end of period	$(297)	$(555)	$(297)	$(555)
Argentine currency status and macroeconomic outlook
As of July 1, 2018, the Company transitioned its Argentine operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company. Argentina’s inflation rate for the six and three-month periods ended June 30, 2026 and 2025 was 16.8% and 6.8% and 15.1% and 6.0%, respectively. Additionally, Argentina’s average inter-annual inflation rate for the six and three-month periods ended June 30, 2026 was 32.9% and 33.0%, respectively.
8 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The Company uses Argentina’s official exchange rate to account for transactions in the Argentine segment, which as of June 30, 2026 and December 31, 2025 was 1,482.00 and 1,455.00 Argentine Pesos, respectively, against the U.S. dollar. During the six-month periods ended June 30, 2026 and 2025, Argentina’s official exchange rate against the U.S. dollar increased by 1.9% and 16.8%, respectively. The average exchange rate for the three-month periods ended June 30, 2026 and 2025 was 1,410.26 and 1,151.04, respectively, resulting in an increase of 22.5%. The average exchange rate for the six-month periods ended June 30, 2026 and 2025 was 1,414.01 and 1,104.02, respectively, resulting in an increase of 28.1%.
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
On September 26, 2025, the CBA imposed a restriction that prohibits purchasing securities on the Argentina Stock Market that are to be settled in foreign currency for a period of 90 days following the purchase of foreign currency in the official exchange market. As of June 30, 2026 and December 31, 2025, the spread between the official exchange rate and the Blue Chip Swap Rate was 5.1% and 4.6%, respectively.
Income taxes
The Company's accounting policy for income taxes is described in Note 2 to the consolidated financial statements in the Company’s 2025 10-K.
The Company’s consolidated estimated effective tax rate for the six and three-month periods ended June 30, 2026, as compared to the same periods in 2025, decreased from 28.5% to 25.5% and from 27.0% to 23.2%, respectively, mainly as a result of higher non-taxable gains attributable to tax benefits, along with greater tax deductions arising from permanent differences in the Brazilian segment.
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
Knowledge-based economy promotional regime in Argentina
The Company recorded an income tax benefit related to the Knowledge-based economy promotional regime in Argentina (the “Regime”) of $29 million and $16 million, and $37 million and $19 million, during the six and three-month periods ended June 30, 2026 and 2025, respectively. The aggregate per share effect of the income tax benefit amounted to $0.57 and $0.32, and $0.72 and $0.36 for the six and three-month periods ended June 30, 2026 and 2025, respectively. Furthermore, the Company recorded a social security benefit of $13 million and $14 million during the six and three-month periods ended June 30, 2026 and 2025, respectively. The Regime is effective until December 31, 2029.
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
9 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Earnings per share
For the six and three-month periods ended June 30, 2026, the weighted average of outstanding common shares for the diluted earnings per share includes the effect of 123 and 130 incremental shares of the Company's common stock, respectively, issuable upon vesting of restricted stock units granted to non-employee directors. No potential dilutive common shares were outstanding during the comparative periods ended June 30, 2025, as the RSUs were granted in the third quarter of 2025.

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
10 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS

The composition of cash, cash equivalents and restricted cash and cash equivalents is as follows:

	June 30, 2026	December 31, 2025
	(In millions)
Cash in bank accounts and digital wallets	$1,511	$2,182
Money market (1)	1,159	856
Time deposits	979	570
U.S. government debt securities	—	46
Foreign government debt securities	—	16
Total cash and cash equivalents	3,649	3,670

Securitization transactions (2)	311	387
Cash in bank accounts (Central Bank of Brazil mandatory guarantee)	11,174	7,865
Cash in bank accounts (Argentine Central Bank mandatory guarantee)	360	394
Cash in bank accounts (Mexican National Banking and Securities Commission mandatory guarantee)	39	127
Time deposits (Mexican National Banking and Securities Commission mandatory guarantee)	853	682
Cash in bank accounts (Chilean Commission for the Financial Market mandatory guarantee)	244	288
Time deposits (Chilean Commission for the Financial Market mandatory guarantee)	46	44
Money market (held for Meli Dólar holders)	67	50
Cash in bank accounts and digital wallets (held for Meli Dólar holders)	11	12
Other restricted cash and cash equivalents	9	18
Total restricted cash and cash equivalents	13,114	9,867
Total cash, cash equivalents, restricted cash and cash equivalents (3)	$16,763	$13,537
(1) As of June 30, 2026 includes $76 million held by special purpose entities. Please refer to Note 11 – Securitization transactions.
(2) Cash and cash equivalents from securitization transactions are restricted to the payment of amounts due to third-party investors.
(3) Cash, cash equivalents, restricted cash and cash equivalents as reported in the interim condensed consolidated statements of cash flows.

11 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The composition of short-term and long-term investments is as follows:

	June 30, 2026	December 31, 2025
	(In millions)
U.S. government debt securities	$1,420	$1,519
Foreign government debt securities (1)	244	817
Foreign debt securities (2)	164	146
Time deposits (3)	177	93
Corporate debt securities	76	54
Total short-term investments	$2,081	$2,629

U.S. government debt securities	$548	$463
Foreign government debt securities (4) (5)	636	836
Securitization transactions (6)	—	8
Corporate debt securities	425	345
Equity securities at fair value	49	59
Equity securities held at cost	57	53
Total long-term investments	$1,715	$1,764
(1) As of June 30, 2026 and December 31, 2025, includes $202 million and $786 million, respectively, foreign government debt securities that are considered restricted due to the Central Bank of Brazil’s mandatory guarantee. Also, as of June 30, 2026 and December 31, 2025, includes $16 million and $9 million, respectively, foreign government debt securities that are considered restricted due to the Central Bank of Uruguay’s mandatory guarantee.
(2) Corresponds to debt securities denominated in Brazilian Reais issued by the Instituto de Crédito Oficial of Spain and guaranteed by the Spanish government, considered restricted, which guarantee a line of credit.
(3) As of June 30, 2026 and December 31, 2025, includes $77 million and $74 million, respectively, of collateral as part of credit card scheme arrangement rules in Brazil, and which is considered restricted.
(4) Includes investments held by a consolidated VIE, in which the Company has determined that it has both the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits. As of June 30, 2026 and December 31, 2025, includes $229 million and $473 million of foreign government debt securities, respectively.
(5) As of June 30, 2026 and December 31, 2025, includes $12 million and $8 million, respectively, of foreign government debt securities considered restricted due to the Brazilian stock market's mandatory guarantee to operate with futures contracts. As of June 30, 2026 and December 31, 2025, includes $11 million and $9 million, respectively, of foreign government debt securities considered restricted, which guarantee lines of credit.
(6) Investments from securitization transactions are restricted to the payment of amounts due to third-party investors. Corresponds to foreign government debt securities.

12 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 4. LOANS RECEIVABLE, NET
The Company classifies loans receivable as “Merchant,” “Consumer,” “Credit cards” and “Asset-backed.” As of June 30, 2026 and December 31, 2025, the components of current and non-current Loans receivable, net were as follows:

	June 30, 2026
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
Merchant	$2,537	$(1,009)	$1,528
Consumer	5,772	(1,905)	3,867
Credit cards	7,676	(1,440)	6,236
Asset-backed	390	(25)	365
Total	$16,375	$(4,379)	$11,996

	December 31, 2025
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
Merchant	$2,009	$(747)	$1,262
Consumer	4,559	(1,271)	3,288
Credit cards	5,656	(1,107)	4,549
Asset-backed	284	(18)	266
Total	$12,508	$(3,143)	$9,365
The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $4,431 million and $3,179 million as of June 30, 2026 and December 31, 2025, respectively, which includes $52 million and $36 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the interim condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026 and December 31, 2025, the Company is exposed to off-balance sheet unused agreed loan commitments on its credit card portfolio which expose the Company to credit risks of $14,047 million and $9,001 million, respectively. Related to these off-balance sheet commitments, the Company recognized in Provision for doubtful accounts losses of $14 million and $7 million for the six and three-month periods ended June 30, 2026, respectively, and a gain of $12 million and a loss of $1 million for the six and three-month periods ended June 30, 2025, respectively.
From time to time, the Company sells loans receivable related to its lending solution. Certain of these arrangements, as described below, are structured as revolving facilities, under which cumulative loan sales over the term of the agreement may exceed the contractual amount, provided that the outstanding balance does not exceed the contractual limit.
In this regard, during 2024, the Company signed a contract with a third party to sell an amount up to $100 million of its loans receivable, as part of its funding strategy. These loans were originated by its Mexican subsidiary and provided to its local users. This transaction is accounted for as a true sale and the Company has a continuing involvement related to a servicing fee charged to the purchaser for collection services and regarding a beneficial interest retained by the Company over the transferred assets. Such involvements did not preclude the fact that this operation qualified as a true sale because the purchaser had full control over the transferred assets. During the six and three-month periods ended June 30, 2025, the Company sold $52 million and $21 million of loans receivable, respectively, and recorded a gain of $1 million related to the aforementioned contract. During 2025, the Company completed the sale of the total aforementioned amount. During the second quarter of 2026, the Company signed a new revolving contract with a third party to sell an additional amount of up to $150 million of its loans receivable. During the three-month period ended June 30, 2026, the Company sold $53 million of loans receivable and recorded a gain of $2 million related to the aforementioned contract.
Additionally, during the fourth quarter of 2025, the Company signed a revolving contract to sell loans receivable in Argentina with a local financial institution for an amount up to $100 million, as part of its funding strategy. This transaction is accounted for as a true sale and the Company does not retain any continuing involvement. During the six and three-month periods ended June 30, 2026, the Company sold $121 million and $66 million of loans receivable, respectively, and recorded gains of $14 million and $8 million, respectively.
13 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following tables summarize the allowance for doubtful accounts activity during the six-month periods ended June 30, 2026 and 2025:

	June 30, 2026
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$747	$1,271	$1,107	$18	$3,143
Net charged to Net Income	554	1,135	758	13	2,460
Currency translation adjustments	35	52	58	1	146
Write-offs (1)	(327)	(553)	(483)	(7)	(1,370)
Balance at end of period	$1,009	$1,905	$1,440	$25	$4,379

	June 30, 2025
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$417	$696	$557	$8	$1,678
Net charged to Net Income	318	491	471	7	1,287
Currency translation adjustments	53	75	85	1	214
Write-offs (1)	(190)	(314)	(210)	(2)	(716)
Balance at end of period	$598	$948	$903	$14	$2,463
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
The amortized cost of the loans receivable classified by the Company’s credit quality internal indicator was as follows:

	June 30, 2026	December 31, 2025
	(In millions)
1-14 days past due	$435	$247
15-30 days past due	287	278
31-60 days past due	415	343
61-90 days past due	441	329
91-120 days past due	456	333
121-150 days past due	403	286
151-180 days past due	398	256
181-210 days past due	336	228
211-240 days past due	372	206
241-270 days past due	317	206
271-300 days past due	299	187
301-330 days past due	256	210
331-360 days past due	223	186
Total past due	4,638	3,295
To become due	11,737	9,213
Total	$16,375	$12,508
14 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

As of June 30, 2026 and December 31, 2025, renegotiations represented 1.5% and 1.6% of the loans receivable portfolio, respectively.
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets
The composition of goodwill and intangible assets is as follows:

	June 30, 2026	December 31, 2025
	(In millions)
Goodwill	$168	$163
Intangible assets with indefinite lives
Trademarks	4	4
Amortizable intangible assets
Naming rights	31	29
Licenses and others	19	18
Non-compete agreements	3	3
Customer lists	15	15
Trademarks	8	7
Hubs network	4	4
Others	4	4
Total intangible assets	88	84
Accumulated amortization	(58)	(51)
Total intangible assets, net	$30	$33
Goodwill
The changes in the carrying amount of goodwill for the six-month period ended June 30, 2026 and the year ended December 31, 2025 are as follows:

	Six Months Ended June 30, 2026
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$62	$44	$14	$35	$6	$2	$163
Currency translation adjustments	3	2	—	(1)	1	—	5
Balance, end of the period	$65	$46	$14	$34	$7	$2	$168

	Year Ended December 31, 2025
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$56	$39	$14	$33	$5	$2	$149
Currency translation adjustments	6	5	—	2	1	—	14
Balance, end of the year	$62	$44	$14	$35	$6	$2	$163
Intangible assets with finite useful life
Intangible assets with finite useful life are comprised of naming rights, customer lists, non-compete and non-solicitation agreements, hubs network, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets for the six-month periods ended June 30, 2026 and 2025 amounted to $5 million and $4 million, respectively, while aggregate amortization expense for intangible assets totaled $3 million and $2 million for the three-month periods ended June 30, 2026 and 2025, respectively.
15 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the remaining amortization of intangible assets (in millions) with finite useful life as of June 30, 2026:

For year to be ended December 31, 2026	$5
For year to be ended December 31, 2027	7
For year to be ended December 31, 2028	7
For year to be ended December 31, 2029	6
Thereafter	1
$26
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
Direct contribution consists of net revenues and financial income from external customers less segment costs, which include expenses, such as shipping operation costs (including warehousing costs), carrier and other operating costs, provision for doubtful accounts, cost of goods sold, collection fees, funding cost, salaries and wages, marketing expenses, hosting expenses and artificial intelligence expenses. All corporate related costs have been excluded from the segment’s direct contribution.
The following tables summarize the financial performance of the Company’s reporting segments:

	Six Months Ended June 30, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$8,579	$3,770	$3,324	$734	$16,407
Net product revenues	1,725	543	213	126	2,607
Net revenues and financial income	10,304	4,313	3,537	860	19,014

Local operating expenses	(9,123)	(3,482)	(2,252)	(704)	(15,561)
Depreciation and amortization	(242)	(181)	(55)	(27)	(505)
Total segment costs	(9,365)	(3,663)	(2,307)	(731)	(16,066)
Direct contribution	939	650	1,230	129	2,948
Operating expenses and indirect costs of net revenues and financial expenses					(1,654)
Income from operations					1,294
Other income (expenses):
Interest income and other financial gains, net					57
Interest expense and other financial losses					(127)
Foreign currency losses, net					(39)
Net income before income tax expense					$1,185
16 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Six Months Ended June 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$5,632	$2,418	$2,759	$475	$11,284
Net product revenues	923	310	150	58	1,441
Net revenues and financial income	6,555	2,728	2,909	533	12,725

Local operating expenses	(5,291)	(2,138)	(1,561)	(438)	(9,428)
Depreciation and amortization	(181)	(105)	(39)	(22)	(347)
Total segment costs	(5,472)	(2,243)	(1,600)	(460)	(9,775)
Direct contribution	1,083	485	1,309	73	2,950
Operating expenses and indirect costs of net revenues and financial expenses					(1,362)
Income from operations					1,588
Other income (expenses):
Interest income and other financial gains, net					81
Interest expense and other financial losses					(75)
Foreign currency losses, net					(172)
Net income before income tax expense					$1,422

	Three Months Ended June 30, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$4,592	$1,996	$1,717	$387	$8,692
Net product revenues	938	341	122	76	1,477
Net revenues and financial income	5,530	2,337	1,839	463	10,169

Local operating expenses	(4,845)	(1,936)	(1,187)	(384)	(8,352)
Depreciation and amortization	(135)	(95)	(29)	(14)	(273)
Total segment costs	(4,980)	(2,031)	(1,216)	(398)	(8,625)
Direct contribution	550	306	623	65	1,544
Operating expenses and indirect costs of net revenues and financial expenses					(861)
Income from operations					683
Other income (expenses):
Interest income and other financial gains, net					30
Interest expense and other financial losses					(62)
Foreign currency losses, net					(45)
Net income before income tax expense					$606
17 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Three Months Ended June 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$2,959	$1,311	$1,446	$248	$5,964
Net product revenues	514	195	81	36	826
Net revenues and financial income	3,473	1,506	1,527	284	6,790

Local operating expenses	(2,834)	(1,178)	(847)	(245)	(5,104)
Depreciation and amortization	(98)	(60)	(19)	(11)	(188)
Total segment costs	(2,932)	(1,238)	(866)	(256)	(5,292)
Direct contribution	541	268	661	28	1,498
Operating expenses and indirect costs of net revenues and financial expenses					(673)
Income from operations					825
Other income (expenses):
Interest income and other financial gains, net					44
Interest expense and other financial losses					(36)
Foreign currency losses, net					(117)
Net income before income tax expense					$716
The following table summarizes net revenues and financial income per reporting segment, which have been disaggregated by similar products and services for the six and three-month periods ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	Brazil		Mexico		Argentina		Other Countries (6)		Total
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
	(In millions)
Commerce services (1)	$4,447	$3,087	$2,114	$1,470	$1,019	$846	$477	$326	$8,057	$5,729
Commerce product sales (2)	1,709	909	531	300	211	148	122	56	2,573	1,413
Total commerce revenues	6,156	3,996	2,645	1,770	1,230	994	599	382	10,630	7,142
Financial services and income (3)	1,711	1,251	657	366	1,455	1,322	237	144	4,060	3,083
Credit revenues (4)	2,421	1,294	999	582	850	591	20	5	4,290	2,472
Fintech product sales (5)	16	14	12	10	2	2	4	2	34	28
Total fintech revenues	4,148	2,559	1,668	958	2,307	1,915	261	151	8,384	5,583
Total net revenues and financial income	$10,304	$6,555	$4,313	$2,728	$3,537	$2,909	$860	$533	$19,014	$12,725
18 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Three Months Ended June 30,
	Brazil		Mexico		Argentina		Other Countries (6)		Total
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
	(In millions)
Commerce services (1)	$2,400	$1,616	$1,114	$803	$536	$440	$251	$169	$4,301	$3,028
Commerce product sales (2)	930	507	336	189	121	80	74	35	1,461	811
Total commerce revenues	3,330	2,123	1,450	992	657	520	325	204	5,762	3,839
Financial services and income (3)	895	645	354	200	740	688	124	77	2,113	1,610
Credit revenues (4)	1,297	698	528	308	441	318	12	2	2,278	1,326
Fintech product sales (5)	8	7	5	6	1	1	2	1	16	15
Total fintech revenues	2,200	1,350	887	514	1,182	1,007	138	80	4,407	2,951
Total net revenues and financial income	$5,530	$3,473	$2,337	$1,506	$1,839	$1,527	$463	$284	$10,169	$6,790
(1) Includes final value fees and flat fees paid by sellers derived from intermediation services and related shipping and storage fees, classified fees derived from classified, advertising services, ad sales and membership subscription fees.
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
(6) Revenues from external customers in the U.S. amounted to $37 million and $21 million for the six and three-month periods ended June 30, 2026, respectively, and $20 million and $10 million for the six and three-month periods ended June 30, 2025, respectively.
The following table summarizes the allocation of property and equipment, net based on geography:

	June 30, 2026
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Property and equipment	$1,921	$1,603	$638	$10	$280	$4,452
Accumulated depreciation	(792)	(508)	(284)	(8)	(135)	(1,727)
Total property and equipment, net	$1,129	$1,095	$354	$2	$145	$2,725

	December 31, 2025
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Property and equipment	$1,583	$1,341	$552	$10	$241	$3,727
Accumulated depreciation	(644)	(403)	(250)	(8)	(119)	(1,424)
Total property and equipment, net	$939	$938	$302	$2	$122	$2,303
19 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the allocation of the operating lease right-of-use assets based on geography:

	June 30, 2026
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Right of use asset	$1,407	$1,536	$179	$4	$183	$3,309
Accumulated amortization	(318)	(315)	(51)	(2)	(63)	(749)
Total right of use asset, net	$1,089	$1,221	$128	$2	$120	$2,560

	December 31, 2025
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Right of use asset	$1,140	$1,347	$153	$4	$159	$2,803
Accumulated amortization	(262)	(243)	(44)	(1)	(52)	(602)
Total right of use asset, net	$878	$1,104	$109	$3	$107	$2,201
The following table summarizes the allocation of goodwill and intangible assets based on geography:

	June 30, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Goodwill and intangible assets	$106	$51	$23	$76	$256
Accumulated amortization	(16)	(5)	(9)	(28)	(58)
Total goodwill and intangible assets, net	$90	$46	$14	$48	$198

	December 31, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Goodwill and intangible assets	$101	$49	$23	$74	$247
Accumulated amortization	(12)	(5)	(8)	(26)	(51)
Total goodwill and intangible assets, net	$89	$44	$15	$48	$196
20 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 7. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	Balances as of June 30, 2026	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)	Balances as of December 31, 2025	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
	(In millions)
Cash and Cash Equivalents:
Money Market	$1,159	$1,159	$—	$—	$856	$856	$—	$—
U.S. government debt securities (1)	—	—	—	—	46	46	—	—
Foreign government debt securities (1)	—	—	—	—	16	16	—	—
Restricted Cash and Cash Equivalents:
Money Market (2)	224	224	—	—	259	259	—	—
Foreign government debt securities (1)	4	4	—	—	14	14	—	—
Investments:
U.S. government debt securities (1)	1,968	1,968	—	—	1,982	1,982	—	—
Foreign government debt securities (1) (3)	880	880	—	—	1,661	1,661	—	—
Corporate debt securities	501	501	—	—	399	399	—	—
Equity securities at fair value	49	49	—	—	59	59	—	—
Other Assets:
Derivative Instruments	47	—	47	—	41	—	41	—
USDC	—	—	—	—	3	3	—	—
Total Assets	$4,832	$4,785	$47	$—	$5,336	$5,295	$41	$—
Salaries and social security payable:
Long-term retention program	$75	$—	$75	$—	$176	$—	$176	$—
Other Liabilities:
Meli Dólar liability (1)	63	—	63	—	61	—	61	—
Derivative Instruments	174	—	174	—	83	—	83	—
Contingent consideration	4	—	—	4	4	—	—	4
Total Liabilities	$316	$—	$312	$4	$324	$—	$320	$4
(1) Measured at fair value with impact on the statement of income for the application of the fair value option. (See Note 2 – Summary of significant accounting policies – Fair value option applied to certain financial instruments).
(2) As of June 30, 2026 and December 31, 2025, includes $157 million and $206 million, respectively, of money market funds from securitization transactions. (See Note 3 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
(3) As of December 31, 2025, includes $8 million of investments from securitization transactions. (See Note 3 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
21 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The Company’s assets and liabilities measured and recorded at fair value on a recurring basis were valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions. The unobservable inputs of the fair value of contingent considerations classified as Level 3 refer to the amounts to be paid according to the agreement of an acquisition, the likelihood of achievement of the targets included in that arrangement (expected to be 100%), and the Company’s historical experience with similar arrangements. Reasonable variation on those unobservable inputs would not significantly change the fair value of those instruments. As of June 30, 2026 and December 31, 2025, the Company had not changed the methodology nor the assumptions used to estimate the fair value of the financial instruments.
There were no transfers to and from Levels 1, 2 and 3 during the six-month period ended June 30, 2026, nor during the year ended December 31, 2025.
The Company’s election of the fair value option applies to: i) foreign government debt securities, ii) U.S. government debt securities and iii) Meli Dólar liability. The Company recognized fair value changes of foreign and U.S. government debt securities, which include the related interest income of those instruments, in net service revenues and financial income if it is related to Mercado Pago’s operations or in interest income and other financial gains, net if not. Such fair value changes and interest income amount to gains of $75 million and $36 million, and $261 million and $136 million in net service revenues and financial income for the six and three-month periods ended June 30, 2026 and 2025, respectively, and $22 million and $12 million, and $42 million and $22 million in interest income and other financial gains, net for the six and three-month periods ended June 30, 2026 and 2025, respectively. The Meli Dólar liability has not presented changes in its fair value for the six-month periods ended June 30, 2026 and 2025.
As of June 30, 2026 and December 31, 2025, the amortized cost of the Company’s investment in corporate debt securities classified as available for sale amounted to $501 million and $392 million, respectively, and the estimated fair value amounted to $501 million and $399 million, respectively. The cost of these securities is determined under a specific identification basis. As of June 30, 2026 and December 31, 2025, the gross unrealized gains accumulated amounted to $3 million and $7 million, respectively, and as of June 30, 2026 the gross unrealized loss accumulated amounted to $3 million. For the six and three-month periods ended June 30, 2026 and 2025, the proceeds from sales of corporate debt securities amounted to $37 million and $25 million, and $37 million and $14 million, respectively.
The following table summarizes the net carrying amount of the corporate debt securities classified as available for sale, classified by its contractual maturities:

	June 30, 2026	December 31, 2025
	(In millions)
One year or less	$76	$54
One year to two years	137	73
Two years to three years	164	145
Three years to four years	90	99
Four years to five years	34	28
Total available for sale investments	$501	$399
The following table summarizes the net carrying amount of the debt securities not classified as available for sale (U.S. and foreign government debt securities), classified by its contractual maturities or Management’s expectation to convert the investments into cash:

	June 30, 2026	December 31, 2025
	(In millions)
One year or less	$1,668	$2,412
One year to two years	210	174
Two years to three years	87	168
Three years to four years	302	385
Four years to five years	485	248
More than five years	100	332
Total debt securities not classified as available for sale	$2,852	$3,719
22 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Financial assets and liabilities not measured and recorded at fair value
The following table summarizes the estimated fair value of the financial assets and liabilities of the Company not measured at fair value as of June 30, 2026 and December 31, 2025:

	Balances as of June 30, 2026	Estimated fair value as of June 30, 2026	Balances as of December 31, 2025	Estimated fair value as of December 31, 2025
	(In millions)
Cash and cash equivalents	$2,490	$2,490	$2,752	$2,752
Restricted cash and cash equivalents	12,886	12,886	9,594	9,594
Investments	341	341	239	239
Accounts receivables, net	418	418	369	369
Credit card receivables and other means of payment, net	8,519	8,519	7,046	7,046
Loans receivable, net	11,996	11,709	9,365	9,166
Other assets	167	167	300	300
Total Assets	$36,817	$36,530	$29,665	$29,466
Accounts payable and accrued expenses	$5,739	$5,739	$4,502	$4,502
Funds payable to customers	16,035	16,035	13,029	13,029
Amounts payable due to credit and debit card transactions	5,184	5,184	3,771	3,771
Salaries and social security payable	755	755	740	740
Loans payable and other financial liabilities	10,511	10,465	9,063	9,014
Other liabilities	480	480	340	340
Total Liabilities	$38,704	$38,658	$31,445	$31,396
As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s investment in foreign debt securities held to maturity amounted to $164 million and $146 million, respectively, and its contractual maturity is less than a year.
As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s financial assets with determinable fair value (except for loans receivable) not measured at fair value approximated their fair value mainly because of their short-term maturity. If these financial assets were measured at fair value in the financial statements, cash and cash equivalents and restricted cash and cash equivalents would be classified as Level 1 (where cost and fair value are aligned), foreign debt securities held to maturity would be classified as Level 3 and the remaining financial assets would be classified as Level 2. The estimated fair value of the loans receivable would be classified as Level 3 based on the Company’s assumptions.
As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s financial liabilities (except for the 3.125% Notes due 2031 (the “2031 Notes”) and the 4.900% Notes due 2033 (the "2033 Notes")) not measured at fair value approximated their fair value mainly because of their short-term maturity or because the effective interest rates are not materially different from market interest rates. If these financial liabilities were measured at fair value in the financial statements, these would be classified as Level 2. As of June 30, 2026 and December 31, 2025, the estimated fair value of the 2031 Notes would have been $499 million and $501 million, respectively. As of June 30, 2026 and December 31, 2025, the estimated fair value of the 2033 Notes would have been $751 million and $726 million, respectively, which is based on Level 2 inputs.

NOTE 8. COMMITMENTS AND CONTINGENCIES
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers that future costs will probably be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of June 30, 2026, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $172 million (net of judicial deposits) within non current other liabilities to cover legal actions against the Company for which Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.
23 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

In addition, as of June 30, 2026, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible of resulting in a loss for an estimated aggregate amount up to $622 million. No loss amounts have been accrued for such reasonably possible legal actions.
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
In February 2026, the first-instance judge denied the writ of mandamus filed by the subsidiary Mercado Crédito Sociedade de Crédito, Financiamento e Investimento S.A. and therefore an appeal was filed, which is currently pending before the Federal Regional Court of the Third Region. The Company continued to make judicial deposits of the amounts under dispute in this case until the new case explained below was initiated.
Regarding the writ of mandamus filed by the Brazilian subsidiaries Mercadolivre.com Atividades de Internet Ltda. (which was absorbed by merger into eBazar.com.br Ltda.), Mercado Livre Brasil Ltda. (known as eBazar.com.br Ltda. until July 1, 2026 when it changed its corporate name) and Mercado Pago Instituição de Pagamento Ltda. under the Brazil-Argentina Double Taxation Convention to prevent double taxation as amended in 2017, on July 16, 2026, the Federal Regional Court of the Third Region denied the Company’s Appeal. Considering the new cases regarding the IT support and assistance services agreements explained in the following paragraph, the Company will no longer deposit further payments in this case. According to the current stage of the case, the Company maintains the provision considering a 15% rate.
In May 2026, the Company’s Brazilian subsidiaries Mercado Crédito Sociedade de Crédito, Financiamento e Investimento S.A., Mercado Livre Brasil Ltda., Mercado Pago Corretora de Seguros Ltda. and Mercado Pago Instituição de Pagamento Ltda. entered into new intercompany service agreements with the Argentine subsidiary MercadoLibre S.R.L. for the provision of IT and management services, which specifically state that the services do not involve transfer of technology. Under the Convention to prevent double taxation between Brazil and Argentina as amended in 2017, withholding income tax rates are 15% for the use of trademarks and transfers of technology, and 10% for other royalties and rights. As the Company's operations do not involve technology transfer or specific copyrights, the 10% rate applies without requiring formal registration or direct payment to authors. Following the execution of these agreements, on May 31, 2026, the Brazilian subsidiaries initiated writs of mandamus seeking to challenge the imposition of Brazilian IRRF on the cross-border payments or, alternatively, at least to limit the maximum applicable tax rate to 10% pursuant to the double taxation treaty in effect between Brazil and Argentina. According to the current stage of the cases and based on the opinion of external legal counsel, Management's opinion is that the risk of losing the cases is probable considering the 10% rate and reasonably possible but not probable at the 15% rate, and therefore the Company recognizes the provision considering a 10% rate for these new cases.
In the case filed by Mercado Crédito Sociedade de Crédito, Financiamento e Investimento S.A., the preliminary injunction requested to halt the tax collection without collateral was denied. Consequently, the subsidiary makes judicial deposits to secure the claim. The other case, involving Mercado Livre Brasil Ltda., Mercado Pago Corretora de Seguros Ltda. and Mercado Pago Instituição de Pagamento Ltda. is awaiting a decision of preliminary injunction and therefore no judicial deposits have been made regarding this case.
Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the cases is probable based on the technical merits of the Company’s tax position and the existence of adverse decisions issued by the Superior Court of Justice. For that reason, the Company has recorded a provision for the disputed amounts, which was $632 million as of June 30, 2026, and which was recorded in non-current other liabilities in the consolidated balance sheets, net of the corresponding judicial deposits for $593 million (which includes $143 million of interest income). The differential rate for the new cases, which is considered reasonably possible but not probable, amounts to $3 million as of June 30, 2026. Accordingly, the Company has not recorded any expense or liability for the latter disputed amounts.
Interstate rate of ICMS-DIFAL on interstate sales
Interstate rate of ICMS-DIFAL on interstate sales without Complementary Law
The writ of mandamus related to the interstate rate of ICMS-DIFAL (Imposto sobre Circulação de Mercadorias, Serviços de Transporte Interestadual, Intermunicipal e Comunicação on interstate sales at a differential rate) without the existence of a complementary law is described in Note 14 to the consolidated financial statements in the Company’s 2025 10-K.
In June, 2025, the Superior Court of Justice (“STJ”) ruled against the Company on the Special Appeal relating to one of the cases related to the Distrito Federal (where the risk of losing had been considered probable). In June, 2026, the Distrito Federal withdrew the funds previously deposited by the Company (which amounted to less than $1 million). The other case whose risk of losing is assessed as probable pending as of December 31, 2025 had no updates during the six-month period ended June 30, 2026. The Company maintains a $2 million provision as of June 30, 2026 for the disputed amounts related to the ongoing case where the risk of losing is considered by Management to be probable, based on the opinion of external legal counsel, which are presented net of the corresponding judicial deposits of $2 million.
24 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Interstate rate of ICMS-DIFAL over fixed assets
The writ of mandamus related to the interstate rate of ICMS-DIFAL over fixed assets is described in Note 14 to the consolidated financial statements in the Company’s 2025 10-K. In June 2026, the STJ ruled against taxpayers in the landmark case under Theme 1369. The STJ determined that Supplementary Law No. 87/1996 (Lei Kandir) provides a sufficient legal basis for the collection of the ICMS-DIFAL on interstate transactions involving goods acquired for consumption or fixed assets. The full text of the court’s decision has not yet been officially published. The Company is currently awaiting the publication to evaluate the potential financial impacts, if any, that this precedent may have on its ongoing legal proceedings related to this matter.
Therefore, Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case is reasonably possible for the period between January 1, 2022 to April 4, 2022, and probable for the period between April 5, 2022 to December 31, 2022 based on the technical merits of the Company’s tax position. For that reason, the Company has not recorded any liability for the controversial amounts related to the period until April 4, 2022, and has recorded liabilities for the disputed amounts related to the period from April 5, 2022 to December 31, 2022 for $4 million which are presented net of the corresponding judicial deposits of $3 million.
Exclusion of ICMS tax benefits from federal taxes base
The tax claims related to the exclusion of ICMS tax benefits from the tax base of the Corporate Income Tax (“IRPJ”) and of the Social Contribution on Net Profits (“CSLL”) and the federal contributions PIS and COFINS are described in Note 14 to the consolidated financial statements in the Company’s 2025 10-K.
Regarding the writ of mandamus filed to set aside the federal contributions IRPJ and CSLL under Law 14,789 (from January 2024 onwards), on March 16, 2026, the STJ selected three Special Appeals for adjudication under the binding precedent’s rule, establishing Repetitive Theme No. 1416 which will determine whether ICMS presumed credits should be excluded from the IRPJ and CSLL tax bases, both before and after the enactment of Federal Law no. 14,789/2023. STJ’s final ruling may affect the outcome of the Company’s writ of mandamus.
On June 11, 2026, the lower court rendered a favorable decision recognizing the Company’s right to exclude ICMS tax benefits from its calculation basis. The decision also enjoined the tax authorities from engaging in collection activities or imposing penalties regarding this matter, and declared the Company’s right to offset or seek reimbursement for amounts previously paid. Subsequently, on June 16, 2026, the federal government filed an appeal against the ruling. On June 19, 2026, the Company filed a motion for clarification to address specific omissions in the judgment. Specifically, the motion seeks to clarify (i) the Company's request to be exempted from reporting such deemed tax credits in ancillary tax obligations (DIRBI), and (ii) the specific applicability and impact of Law No. 14,789/2023 on the ruling.
Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case remains not more likely than not based on the technical merits of the Company’s tax position. Accordingly, the Company has not recorded any expense or liability for the disputed amounts. As of June 30, 2026, the total disputed amount was $152 million.

Buyer protection program
The buyer protection program (“BPP”) is designed to protect buyers from losses due primarily to fraud or counterparty non-performance. The BPP covers (i) all transactions completed through the Company's Marketplace completed through the Company’s online payment solution Mercado Pago, under which consumers may be reimbursed for the total value of a purchased item and the value of any shipping service paid if it does not arrive, arrives incomplete or damaged, does not match the seller’s description or if the buyer regrets the purchase; and (ii) transactions completed through the Company’s online payment solution Mercado Pago on third-party websites outside of the Marketplace where the purchased item is not received by the buyer, in each case subject to certain excluded categories and eligibility conditions. The Company is entitled to recover from the third-party carrier companies performing the shipping service certain amounts paid under the BPP. Furthermore, in some specific circumstances, the Company enters into insurance contracts with third-party insurance companies in order to cover contingencies that may arise from the BPP.
The maximum potential exposure under this program is estimated to be the volume of payments processed through the Company's Marketplace and through Mercado Pago on third-party websites outside of the Marketplace, for which claims may be made under the terms and conditions of the Company’s BPP. Based on historical losses to date, the Company does not believe that the maximum potential exposure is representative of the actual potential exposure. The Company records a liability with respect to losses under this program when they are probable and the amount can be reasonably estimated.
As of June 30, 2026 and December 31, 2025, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $9,292 million and $7,953 million, respectively, for which the Company recorded a provision of $22 million and $19 million, respectively.

Commitments
The Company has signed two and five-year agreements with certain providers, pursuant to which the Company committed to purchase cloud platform and other technology services (including artificial intelligence capabilities) for a total minimum aggregate purchase commitment of $3,502 million. As of June 30, 2026, the remaining purchase commitment is $2,064 million.
25 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The Company has signed a ten-year agreement with Gol Linhas Aereas S.A. under which the Company committed to contract a minimum amount of air logistics services for a total cost of $378 million (portion allocated to the services component of the agreement). As of June 30, 2026, the remaining purchase commitment is $272 million.
As of June 30, 2026, the Company has lease agreements for new warehouses in Brazil, Mexico, Argentina and Chile, for a total amount of $2,254 million, that have not yet commenced. Lease terms under the agreements are between 2 to 16 years.
The Company has unconditional purchase obligations related to capital expenditures for a total amount of $34 million. As of June 30, 2026, the remaining purchase commitment is $3 million.

NOTE 9. LONG TERM RETENTION PROGRAM
The following table summarizes the long term retention program accrued compensation expense for the six and three-month periods ended June 30, 2026 and 2025, which are payable in cash according to the decisions made by the Board of Directors (the “Board”):

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
LTRP 2019	$—	$2	$—	$—
LTRP 2020	3	19	1	10
LTRP 2021	12	16	5	8
LTRP 2022	20	27	8	13
LTRP 2023	33	47	13	24
LTRP 2024	30	40	12	20
LTRP 2025	34	37	14	21
LTRP 2026	33	—	16	—
Total LTRP	$165	$188	$69	$96
26 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 10. LOANS PAYABLE AND OTHER FINANCIAL LIABILITIES
The following tables summarize the Company’s Loans payable and other financial liabilities as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In millions)
Loans from banks	$1,184	$909
Bank overdrafts	10	16
Secured lines of credit	287	239
Financial Bills and Deposit Certificates	2,090	1,700
Commercial Notes	194	143
Finance lease liabilities	49	48
Collateralized debt	2,356	1,039
2026 Sustainability Notes	—	367
2031 Notes	8	8
2033 Notes	21	2
Promissory Notes	251	127
Other lines of credit	32	25
Current loans payable and other financial liabilities	$6,482	$4,623

Loans from banks	$765	$627
Secured lines of credit	—	1
Financial Bills and Deposit Certificates	596	582
Commercial Notes	217	198
Finance lease liabilities	66	82
Collateralized debt	1,231	1,813
2031 Notes	533	533
2033 Notes	734	733
Other lines of credit	2	1
Non-Current loans payable and other financial liabilities	$4,144	$4,570
27 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	June 30, 2026	December 31, 2025
					(In millions)
Loans from banks:
Chilean Subsidiaries	Chilean Pesos	Fixed	5.37%	July - December 2026	$281	$246
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.25% - 0.39%	December 2026 - January 2027	54	51
Brazilian Subsidiaries (1)	US Dollar	Fixed	4.87%	October 2026 - June 2027	336	332
Brazilian Subsidiaries (1)	Euros	Fixed	3.75%	November 2026 - February 2027	180	154
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.80%	July 2026 - May 2031	19	20
Mexican Subsidiaries	Mexican Pesos	Variable	TIIE + 1.55% - 2.60%	July 2026 - March 2030	832	636
Mexican Subsidiary	Mexican Pesos	Variable	TIIEF + 1.20%	July 2026 - March 2027	86	—
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	5.84%	July 2026 - February 2027	93	97
Argentine Subsidiary	Argentine Pesos	Fixed	20.70%	July 2026 - June 2027	68	—

Bank overdrafts
Uruguayan Subsidiary					—	6
Chilean Subsidiary	Chilean Pesos	Variable	TIB + 0.9%	July 2026	10	10

Secured lines of credit:
Argentine Subsidiaries (2)	Argentine Pesos	Fixed	23.92%	July 2026	149	100
Mexican Subsidiary	Mexican Pesos	Fixed	11.41%	July 2026 - July 2027	8	8
Brazilian Subsidiary	Euros	Fixed	3.26%	December 2026	130	132

Financial Bills and Deposit Certificates:
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.22% - 0.68%	July 2026 - October 2029	1,214	894
Brazilian Subsidiary	Brazilian Reais	Variable	95.5% to 120.0% of CDI	July 2026 - June 2029	1,447	1,366
Brazilian Subsidiary	Brazilian Reais	Fixed	13.00% - 15.28%	July 2026 - July 2029	25	22

Commercial Notes:
Brazilian Subsidiary	Brazilian Reais	Variable	DI + 0.88%	July 2026 - August 2027	74	69
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41%	July 2026 - August 2029	155	136
Argentine Subsidiary	Argentine Pesos	Variable	TAMAR + 2.50% -3.50%	July 2026 - May 2027	138	38
Argentine Subsidiary	US Dollar	—	—	September 2026	44	98

Finance lease liabilities					115	130
Collateralized debt					3,587	2,852
2026 Sustainability Notes					—	367
2031 Notes	US Dollar	Fixed	3.125%	July 2026 - January 2031	541	541
2033 Notes	US Dollar	Fixed	4.900%	July 2026 - January 2033	755	735
Promissory Notes	Argentine Pesos	Fixed	25.20%	July - September 2026	251	127
Other lines of credit					34	26
					$10,626	$9,193
(1) The carrying amount includes the effect of the derivative instruments that qualified for fair value hedge accounting. See Note 13 – Derivative instruments for further detail.
(2) As of June 30, 2026, includes $24 million secured by a compensating balance agreement signed by MercadoLibre S.R.L.
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
Certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guarantee the payment of principal, premium, if any, interest, and all other amounts in respect of the 2031 Notes and the 2033 Notes (the “Subsidiary Guarantees”). The initial Subsidiary Guarantors were MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., Mercado Livre Brasil Ltda., Mercado Envios Servicos de Logistica Ltda., Mercado Pago Instituição de Pagamento Ltda (formerly known as “MercadoPago.com Representações Ltda.”), MercadoLibre Chile Ltda., MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico (formerly known as “MercadoLibre, S. de R.L. de C.V.”), DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. On October 27, 2021, MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico became an excluded subsidiary pursuant to the terms of the Notes and it was released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes. On July 1, 2022 and October 1, 2022, Ibazar.com Atividades de Internet Ltda. and Mercado Envios Servicos de Logistica Ltda. were merged into Mercado Livre Brasil Ltda., respectively. On May 2, 2025, as a result of the spin-off of DeRemate.com de México, S. de R.L. de C.V. completed in January 2025 (the “DeRemate Spinoff”), MPFS, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes. On April 28, 2026, Mercado Pago Instituição de Pagamento Ltda. was released from its Subsidiary Guaranty pursuant to the terms of the indenture governing the Notes.
During the six-month period ended June 30, 2026, the Company did not repurchase any Notes or any 2026 Sustainability Notes. During the three-month period ended June 30, 2025, the Company repurchased $13 million in principal amount of the outstanding 2031 Notes. The total amount paid amounted to $12 million. For the six and three-month periods ended June 30, 2025, the Company recognized $1 million as a gain in Interest income and other financial gains in the interim condensed consolidated statements of income.
For additional information regarding the Notes please refer to Note 16 to the audited consolidated financial statements for the year ended December 31, 2025, contained in the Company’s 2025 10-K.
Revolving Credit Agreement
On September 27, 2024, the Company entered into a $400 million amended and restated revolving credit agreement (the “Amended and Restated Revolving Credit Agreement”) with the lenders party thereto, Citibank, N.A., as administrative agent, and the Company’s subsidiaries MercadoLibre S.R.L., Mercado Livre Brasil Ltda., Mercado Pago Instituição de Pagamento Ltda., DeRemate.com de Mexico S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda., and MercadoLibre Colombia Ltda. as initial guarantors. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by certain subsidiaries of the Company. On July 23, 2025, as a result of the DeRemate Spinoff, MPFS, S. de R.L. de C.V. became a guarantor under the Amended and Restated Credit Agreement in accordance with its terms. On April 28, 2026, Mercado Pago Instituição de Pagamento Ltda. was released from its guarantee pursuant to the terms of the Amended and Restated Credit Agreement.
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
As of June 30, 2026, no amounts have been borrowed under the facility.
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
Additionally, the Company securitizes certain loans receivable through Brazilian, Argentine, Mexican and Chilean SPEs, formed to securitize loans receivable provided by the Company to its users or purchased from financial institutions that grant loans to the Company’s users through Mercado Pago. According to the SPE contracts, the Company has determined that it has both the power to direct the activities of the entity that most significantly impact the entity’s performance and the obligation to absorb losses or the right to receive benefits of the entity that could be significant because it retains the equity certificates of participation and would therefore also be consolidated.
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
The following table summarizes the Company’s collateralized debt under securitization transactions, as of June 30, 2026:

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	$99	CDI + 2.25%	Brazilian Reais	March 2027
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	19	CDI + 5.25%	Brazilian Reais	June 2029
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	177	CDI + 2.50%	Brazilian Reais	March 2029
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	233	CDI + 1.75%	Brazilian Reais	October 2031
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	61	CDI + 5.25%	Brazilian Reais	June 2028
Mercado Crédito Estruturado Fundo De Investimento Em Direitos Creditórios	11	CDI + 4.50%	Brazilian Reais	November 2027
Seller Fundo De Investimento Em Direitos Creditórios	29	CDI + 1.40%	Brazilian Reais	September 2026
Seller Fundo De Investimento Em Direitos Creditórios	20	CDI + 1.60%	Brazilian Reais	November 2026
Seller Fundo De Investimento Em Direitos Creditórios	295	CDI + 0.85%	Brazilian Reais	May 2028
Seller II Fundo De Investimento Em Direitos Creditórios Segmento Meios De Pagamento De Resp Ltda	194	CDI + 0.85%	Brazilian Reais	July 2027
Seller III Fundo De Investimento Em Direitos Creditórios Segmento Meios De Pagamento De Resp Ltda	305	CDI + 0.65%	Brazilian Reais	February 2029
Mercado Crédito XXXVIII	2	TAMAR rates plus 100 basis points with a min 15% and a max 50%	Argentine Pesos	May - August 2026 (1)
30 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito XXXIX	13	TAMAR rates plus 100 basis points with a min 25% and a max 50%	Argentine Pesos	July - October 2026 (1)
Mercado Crédito XL	10	TAMAR rates plus 100 basis points with a min 20% and a max 75%	Argentine Pesos	July - November 2026 (1)
Mercado Crédito XLI	9	TAMAR rates plus 100 basis points with a min 20% and a max 75%	Argentine Pesos	August - December 2026 (1)
Mercado Crédito XLII	23	TAMAR rates plus 100 basis points with a min 20% and a max 75%	Argentine Pesos	September - December 2026 (1)
Mercado Crédito XLIII	59	TAMAR rates plus 100 basis points with a min 20% and a max 75%	Argentine Pesos	October - December 2026 (1)
Mercado Crédito XLIV	59	TAMAR rates plus 100 basis points with a min 17% and a max 55%	Argentine Pesos	December 2026 - February 2027 (1)
Mercado Crédito XLV	60	TAMAR rates plus 100 basis points with a min 17% and a max 55%	Argentine Pesos	January - May 2027 (1)
Mercado Crédito XLVI	61	TAMAR rates plus 100 basis points with a min 17% and a max 50%	Argentine Pesos	February - May 2027 (1)
Mercado Crédito XLVII	60	TAMAR rates plus 100 basis points with a min 17% and a max 50%	Argentine Pesos	March - August 2027 (1)
Mercado Crédito XLVIII	66	TAMAR rates plus 100 basis points with a min 17% and a max 50%	Argentine Pesos	April - August 2027 (1)
Mercado Crédito XLIX	71	TAMAR rates plus 100 basis points with a min 17% and a max 50%	Argentine Pesos	May - September 2027 (1)
Mercado Crédito L	76	TAMAR rates plus 100 basis points with a min 17% and a max 45%	Argentine Pesos	June - October 2027 (1)
Mercado Crédito LI	81	TAMAR rates plus 100 basis points with a min 15% and a max 45%	Argentine Pesos	June - September 2027 (1)
Fideicomiso Irrevocable de Administración y Fuente de Pago F/6203	296	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.20%	Mexican Pesos	November 2029
Fideicomiso Irrevocable de Administración y Fuente de Pago 6189	220	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.55%	Mexican Pesos	April 2027
Fideicomiso Irrevocable de Administración y Fuente de Pago Número F/6279	259	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.50%	Mexican Pesos	August 2027
Fideicomiso Irrevocable de Administración y Fuente de Pago F/6191	675	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.20%	Mexican Pesos	June 2027
Frontal Trust Mercado Pago Créditos Fondo de Inversión	22	TAB 30 + 2.10%	Chilean Pesos	November 2029
Frontal Trust Mercado Pago Créditos Fondo de Inversión	4	TAB 30 + 3.90%	Chilean Pesos	November 2029
31 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Frontal Trust Mercado Pago Créditos Fondo de Inversión	18	TAB 30 + 4.25%	Chilean Pesos	November 2029
	$3,587
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
The assets and liabilities of the SPEs through which the Company securitizes financial assets as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Assets	(In millions)
Current assets:
Cash and cash equivalents	$76	$—
Restricted cash and cash equivalents (1)	373	422
Loans receivable, net of allowances	3,291	2,632
Intercompany receivables	2,079	1,419
Total current assets	5,819	4,473
Non-current assets:
Long-term investments	—	8
Loans receivable, net of allowances	282	218
Total non-current assets	282	226
Total assets	$6,101	$4,699
Liabilities
Current liabilities:
Loans payable and other financial liabilities	$2,356	$1,039
Intercompany liabilities	396	147
Total current liabilities	2,752	1,186
Non-current liabilities:
Loans payable and other financial liabilities	1,231	1,813
Total non-current liabilities	1,231	1,813
Total liabilities	$3,983	$2,999
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
Supplemental balance sheet information related to leases was as follows:

	June 30, 2026	December 31, 2025
	(In millions)
Operating Leases
Operating lease right-of-use assets	$2,560	$2,201

Operating lease liabilities	$2,550	$2,199

Finance Leases
Property and equipment, at cost	$274	$257
Accumulated depreciation	(159)	(126)
Property and equipment, net	$115	$131

Loans payable and other financial liabilities	$115	$130
The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term
Operating leases	8 Years	8 Years
Finance leases	2 Years	3 Years

Weighted average discount rate (1)
Operating leases	10%	10%
Finance leases	14%	14%
(1) Includes discount rates of leases in local currency and U.S. dollar.
The components of lease expense were as follows:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Operating lease cost	$285	$209

Finance lease cost:
Depreciation of property and equipment	$27	$21
Interest on lease liabilities	7	6
Total finance lease cost	$34	$27
33 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates and internal rates of return to calculate the lease liabilities for the operating and finance leases, respectively:

Period Ending	Operating Leases	Finance Leases
	(In millions)
One year or less	$538	$60
One year to two years	521	46
Two years to three years	486	26
Three years to four years	435	4
Four years to five years	369	—
Thereafter	1,344	—
Total lease payments	3,693	136
Less imputed interest	(1,143)	(21)
Total	$2,550	$115

NOTE 13. DERIVATIVE INSTRUMENTS
Cash flow hedges
The Company uses foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars, hosting, licenses, fraud prevention, LTRP expenses, air logistics services and lease payments, which are payable in U.S. dollars (or in local currency linked to the U.S. dollar exchange rate) owed by Brazilian and Mexican subsidiaries, whose functional currencies are the Brazilian Real and the Mexican Peso, respectively. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the consolidated statements of income in the “Cost of net revenues and financial expenses,” “Product and technology development,” “Sales and marketing ," “General and administrative expenses" and “Foreign currency losses, net” line items, in the same period the forecasted transaction affects earnings. As of June 30, 2026, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive loss will be reclassified into the consolidated statements of income within the next 12 months.
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
Finally, as of June 30, 2026, the Company entered into swap contracts to hedge the interest rate fluctuation of a certain portion of its financial debt in one of its Brazilian subsidiaries. These transactions were not designated as hedges for accounting purposes.
The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of
	June 30, 2026	December 31, 2025
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$1,290	$789
Cross currency swap contracts	631	611
Future contracts	507	328

Not designated as hedging instrument
Interest rate swap contracts	$123	$116
Foreign exchange contracts	313	100
Future contracts	3	—
Derivative instrument contracts
The fair values of the Company’s outstanding derivative instruments as of June 30, 2026 and December 31, 2025 were as follows:

Derivative instruments	Balance sheet location	June 30,	December 31,
		2026	2025
		(In millions)
Foreign exchange contracts designated as cash flow hedges	Other current assets	$5	$4
Foreign exchange contracts not designated as hedging instruments	Other current assets	2	—
Future contracts designated as fair value hedges	Other current assets	3	—
Interest rate swap contracts not designated as hedging instruments	Other current assets	15	14
Cross currency swap contracts designated as fair value hedge	Other current assets	—	4
Interest rate swap contracts not designated as hedging instruments	Other non-current assets	22	19
Cross currency swap contracts designated as fair value hedge	Other current liabilities	57	12
Interest rate swap contracts not designated as hedging instruments	Other current liabilities	24	23
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	1	7
Future contracts designated as fair value hedges	Other current liabilities	4	—
Cross currency swap contracts designated as cash flow hedges	Other current liabilities	19	—
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	62	36
Interest rate swap contracts not designated as hedging instruments	Other non-current liabilities	7	5

35 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The effects of derivative contracts on the interim condensed consolidated statement of comprehensive income for the six-month periods ended June 30, 2026 and 2025 were as follows:

	December 31, 2025	Amount of loss recognized in other comprehensive income	Amount of loss reclassified from accumulated other comprehensive loss	June 30, 2026
	(In millions)
Derivative contracts designated as cash flow hedges	$(30)	$(95)	$82	$(43)
	$(30)	$(95)	$82	$(43)

	December 31, 2024	Amount of loss recognized in other comprehensive income	Amount of loss reclassified from accumulated other comprehensive loss	June 30, 2025
	(In millions)
Derivative contracts designated as cash flow hedges	$5	$(42)	$3	$(34)
	$5	$(42)	$3	$(34)

The effect of the Company’s fair value hedge relationships over its fixed-rate financial debt on the interim condensed consolidated statements of income for the six and three-month periods ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	(In millions)		(In millions)
Cost of net revenues and financial expenses	$(16)	$(19)	$(8)	$(11)
Interest expense and other financial losses	(11)	—	(6)	—
Foreign currency losses, net	(36)	(30)	(5)	(8)
	$(63)	$(49)	$(19)	$(19)
The carrying amount of the hedged items for fair value hedges over its fixed-rate financial debt included in the “Loans payable and other financial liabilities” line items of the interim condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 was $516 million and $486 million, respectively.
The effects of the Company’s fair value hedge relationships over its fixed-rate financial debt on the interim condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of June 30, 2026 and December 31, 2025 are $1 million and less than $1 million, respectively, reducing the carrying value of the hedged debt as of June 30, 2026 and December 31, 2025.
36 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The effects of derivative contracts not designated as hedging instruments on the interim condensed consolidated statements of income for the six and three-month periods ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	(In millions)		(In millions)
Foreign exchange contracts not designated as hedging instruments recognized in Foreign currency losses, net	$13	$—	$10	$—
Interest rate contracts not designated as hedging instruments recognized in Interest expense and other financial losses	—	1	(1)	—
Foreign exchange contracts not designated as hedging instruments recognized in Interest expense and other financial losses	(21)	(1)	(5)	(1)
	$(8)	$—	$4	$(1)

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
■a discussion of our principal trends and results of operations for the six and three-month periods ended June 30, 2026 and 2025;
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
Our asset management product, which is available in Argentina, Brazil, Mexico, Chile and Uruguay, is a critical pillar of our financial services offering that enables us to compete with large banks. This product offers remuneration on balances held in the Mercado Pago digital account that is greater than traditional checking and savings accounts. This enables our users to earn a return with funds remaining available for withdrawal or to make payments without their funds being tied up in a time deposit.
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
39 | MercadoLibre, Inc.

Fintech Regulation Updates
The information below provides updates as of the date of the issuance of this report, to the regulatory framework governing the Company’s Mercado Pago services described in our 2025 10-K:
Brazil
In November 2025, the Central Bank of Brazil ("BACEN") published Resolutions No. 519, 520, and 521, establishing the regulatory framework for Virtual Asset Service Providers ("VASPs" or "PSAVs") in Brazil, effective February 2026. Among other requirements, these resolutions mandate BACEN authorization for entities providing virtual asset services, impose asset segregation obligations, and require compliance with KYC and anti-money laundering protocols. In connection with these new requirements, Mercado Pago Distribuidora de Títulos e Valores Mobiliários Ltda., a Brazilian subsidiary authorized by BACEN as a securities distributor, submitted a request on July 30, 2026, within the prescribed regulatory transition period, for authorization to perform crypto asset intermediation and custody services in Brazil, aligning its virtual asset operations with the new regulatory framework.
In April 2026, the BACEN published a resolution that refines the scope of permitted international payment and transfer services (“eFX”) transactions, including transfers related to investments in financial and capital markets up to USD 10,000, and requires eFX service providers to obtain prior BACEN authorization. Notably, the resolution expressly prohibits the use of virtual assets, including stablecoins, as a form of payment, receipt, or settlement between the eFX provider and the foreign counterpart. Brazilian Mercado Pago entities are assessing the impact of these changes on their international payment operations and are preparing for compliance ahead of the October 2026 effective date.
Argentina
On February 5, 2026, the Central Bank of Argentina (“CBA”) issued Communication "A" 8398, extending the scope of the "Minimum Requirements for the Management and Control of Technology and Information Security Risks" -a framework originally applicable only to financial institutions- to Payment Service Providers (“PSPs”). The regulation establishes a mandatory compliance deadline of 180 calendar days from the issuance date, setting a target implementation date for August 2026. MercadoLibre S.R.L. has been conducting a comprehensive gap analysis and implementing the necessary adjustments to align its existing technology and information security controls with the new requirements. As of the date of this filing, the gap analysis and the execution of these adjustments remain ongoing and are expected to be completed within the regulatory deadline.
On April 30, 2026, the CBA issued Communication "A" 8432, amending the regulations applicable to PSPs. The communication introduced several significant changes, including: (i) tightened requirements governing who may operate as a PSP and who may hold ownership or management positions; (ii) the formal definition of a new category of PSP — the "PSPCP as a Service", which refers to entities that offer payment accounts to the clients of a third-party using an interface provided and controlled by that third party; and (iii) the extension of the CBA's Anti-Money Laundering ("AML"), Counter-Terrorism Financing, and Other Illicit Activities regulations to PSPs that qualify as reporting entities under UIF Resolution N° 200/24. The regulation established a compliance deadline of 90 calendar days from the date of issuance. MercadoLibre S.R.L., which does not operate under the "PSPCP as a Service" model, conducted the necessary review as a reporting entity subject to the AML framework and implemented all required adjustments within the established timeframe. As of the date of this filing, MercadoLibre S.R.L. is in full compliance with all provisions of Communication "A" 8432.
On April 27, 2026, the Argentine Securities and Exchange Commission (“CNV”) issued Resolution No. 1130, introducing a new prudential framework applicable to Clearing and Settlement Agents (ALyC). The regulation establishes a new regulatory reporting regime on financial indicators, liquidity and leverage ratios, reporting obligations regarding proprietary foreign currency positions, and accounting guidelines for the calculation of such indicators. Subsequently, Resolution No. 1144 introduced technical amendments and clarifications to the framework, including the methodology for calculating certain indicators, reporting requirements and implementation deadlines. Mercado Pago Inversiones S.R.L., in its capacity as a registered ALyC, is subject to this framework and is currently complying with the new regulatory reporting obligations while monitoring compliance with the applicable prudential liquidity and leverage limits.
In June 2026, the CNV issued Resolutions Nos. 1145, 1146, 1147 and 1148 as part of a broader regulatory reform introducing new automatic authorization regimes within the Argentine capital markets framework. The new regulations extend automatic authorization procedures to certain public offerings by issuers, Financial Trusts and Mutual Funds, replacing prior authorization requirements with a streamlined regulatory framework for eligible transactions and products. Following the enactment of these resolutions, Mercado Libre Group companies in Argentina have adapted their internal processes for the creation, launch and issuance of capital markets products to comply with the new regulatory regimes established by the CNV.
Chile
On June 8, 2026, the CMF approved the application of Mercado Pago Operadora S.A to incorporate cross-border acquiring activities into its corporate purpose. As of the date of this filing, the company is completing the remaining formalization steps required under Article 127 of Law N° 18.046, including registration and publication of the certificate evidencing the approved amendment.
Uruguay
On May 7, 2026, the Board of the Central Bank of Uruguay authorized MercadoPago Uruguay S.R.L. to offer interest-bearing accounts through a partner. The product is available to individual customers.

40 | MercadoLibre, Inc.

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
The following table sets forth the percentage of our consolidated net revenues and financial income by segment for the six and three-month periods ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Three Months Ended June 30,
(% of total consolidated net revenues and financial income)	2026	2025	2026	2025
Brazil	54.2%	51.5%	54.4%	51.1%
Mexico	22.7	21.4	23.0	22.2
Argentina	18.6	22.9	18.1	22.5
Other Countries	4.5	4.2	4.5	4.2
Net revenues and financial income for the six and three-month periods ended June 30, 2026 as compared to the same periods in 2025 are described in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues and financial income.
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies, Management estimates or accounting policies since the year ended December 31, 2025 and disclosed in the Company’s 2025 10-K under the heading “Critical Accounting Policies and Estimates.”
Results of operations for the six and three-month periods ended June 30, 2026 compared to the six and three-month periods ended June 30, 2025
The selected financial data for the six and three-month periods ended June 30, 2026 and 2025 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. The results of operations for the six and three-month periods ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026 or for any other period.
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
■first-party sales, which are generated when control of the good is transferred, upon delivery to our customers;
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
41 | MercadoLibre, Inc.

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
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the six and three-month periods ended June 30, 2026 and 2025, no single customer accounted for more than 5.0% of our net revenues and financial income.
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
Our net revenues and financial income grew during the six and three-month periods ended June 30, 2026, compared to the same periods in 2025, boosted by growth in credit originations from our lending business and our first-party business, and higher total payment volume and gross merchandise volume.
The following table summarizes our consolidated net revenues and financial income for the six and three-month periods ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change from 2025 to 2026		Three Months Ended June 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Net revenues and financial income	$19,014	$12,725	$6,289	49.4%	$10,169	$6,790	$3,379	49.8%

42 | MercadoLibre, Inc.

The following table summarizes our consolidated net revenues and financial income by revenue stream and geographic segment for the six and three-month periods ended June 30, 2026 and 2025:

Consolidated net revenues and financial income	Six Months Ended June 30,		Change from 2025 to 2026		Three Months Ended June 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Brazil
Commerce	$6,156	$3,996	$2,160	54.0%	$3,330	$2,123	$1,207	56.8%
Fintech	4,148	2,559	1,589	62.1	2,200	1,350	850	63.0
	10,304	6,555	3,749	57.2	5,530	3,473	2,057	59.2
Mexico
Commerce	2,645	1,770	875	49.4	1,450	992	458	46.1
Fintech	1,668	958	710	74.2	887	514	373	72.9
	4,313	2,728	1,585	58.1	2,337	1,506	831	55.3
Argentina
Commerce	1,230	994	236	23.7	657	520	137	26.2
Fintech	2,307	1,915	392	20.5	1,182	1,007	175	17.4
	3,537	2,909	628	21.6	1,839	1,527	312	20.4
Other countries
Commerce	599	382	217	56.7	325	204	121	59.1
Fintech	261	151	110	71.6	138	80	58	71.2
	860	533	327	60.9	463	284	179	62.5
Consolidated
Commerce	10,630	7,142	3,488	48.8	5,762	3,839	1,923	50.0
Fintech	8,384	5,583	2,801	50.2	4,407	2,951	1,456	49.4
Total	$19,014	$12,725	$6,289	49.4%	$10,169	$6,790	$3,379	49.8%

See Note 6 – Segments of our unaudited interim condensed consolidated financial statements for further information regarding our net revenues and financial income disaggregated by similar products and services for the six and three-month periods ended June 30, 2026 and 2025.
Our Commerce revenues grew $3,488 million and $1,923 million, or 48.8% and 50.0%, for the six and three-month periods ended June 30, 2026, as compared to the same periods in 2025, respectively. This increase in Commerce revenues was primarily attributable to:
■an increase of $2,328 million and $1,273 million in our Commerce services revenues for the six and three-month periods ended June 30, 2026, respectively, mainly related to a 43% and 44% increase in gross merchandise volume. Shipping carrier costs netted against revenues increased $104 million and $56 million, from $444 million and $233 million for the six and three-month periods ended June 30, 2025, to $548 million and $289 million for the six and three-month periods ended June 30, 2026, respectively; and
■an increase of $1,160 million and $650 million in our revenues from Commerce product sales for the six and three-month periods ended June 30, 2026, as compared to the same periods in 2025, respectively, mainly in Brazil and Mexico.
Our Fintech revenues grew 50.2% and 49.4%, from $5,583 million and $2,951 million for the six and three-month periods ended June 30, 2025, to $8,384 million and $4,407 million for the six and three-month periods ended June 30, 2026, respectively. This increase was mainly generated by:
■an increase of $1,818 million and $952 million in our Credit revenues for the six and three-month periods ended June 30, 2026, mainly as a consequence of higher originations; and
■an increase of $977 million and $503 million in our revenues from Financial services and income for the six and three-month periods ended June 30, 2026, respectively, mainly related to our off-platform transactional fees and financing transactions, as a result of a 53% and 56% increase in our total payment volume.
43 | MercadoLibre, Inc.

Brazil
Commerce revenues in Brazil increased 54.0% in the six-month period ended June 30, 2026 as compared to the same period in 2025. This increase was generated by an increase of $1,360 million in our Commerce services revenues and an increase of $800 million in our revenues from Commerce product sales. Fintech revenues grew by 62.1%, a $1,589 million increase during the six-month period ended June 30, 2026 as compared to the same period in 2025, mainly driven by an increase of $1,127 million in our Credit revenues and an increase of $460 million in our revenues from Financial services and income.
Commerce revenues in Brazil increased 56.8% in the three-month period ended June 30, 2026 as compared to the same period in 2025. This increase was generated by an increase of $784 million in our Commerce services revenues and an increase of $423 million in our revenues from Commerce product sales. Fintech revenues grew by 63.0%, a $850 million increase during the three-month period ended June 30, 2026 as compared to the same period in 2025, mainly driven by an increase of $599 million in our Credit revenues and an increase of $250 million in our revenues from Financial services and income.
Net revenues growth during the six and three-month periods ended June 30, 2026, as compared to the same periods in 2025, was boosted by the average decrease of Brazil’s exchange rate against U.S. dollar of 10.5% and 10.9%, respectively.
Mexico
Commerce revenues in Mexico increased 49.4% in the six-month period ended June 30, 2026 as compared to the same period in 2025. This increase was driven by an increase of $644 million in our Commerce services revenues and an increase of $231 million in our revenues from Commerce product sales. Fintech revenues grew 74.2%, a $710 million increase, during the six-month period ended June 30, 2026 as compared to the same period in 2025, mainly driven by an increase of $417 million in our Credit revenues and an increase of $291 million in our revenues from Financial services and income.
Commerce revenues in Mexico increased 46.1% in the three-month period ended June 30, 2026 as compared to the same period in 2025. This increase was driven by an increase of $311 million in our Commerce services revenues and an increase of $147 million in our revenues from Commerce product sales. Fintech revenues grew 72.9%, a $373 million increase, during the three-month period ended June 30, 2026 as compared to the same period in 2025, mainly driven by an increase of $220 million in our Credit revenues and an increase of $154 million in our revenues from Financial services and income.
Net revenues growth during the six and three-month periods ended June 30, 2026, as compared to the same periods in 2025, was boosted by the average decrease of Mexico's exchange rate against U.S. dollar of 12.6% and 11.0%, respectively.
Argentina
Commerce revenues in Argentina increased 23.7% in the six-month period ended June 30, 2026 as compared to the same period in 2025. This increase was driven by an increase of $173 million in our Commerce services revenues and an increase of $63 million in our revenues from Commerce product sales. Fintech revenues increased 20.5%, a $392 million increase, during the six-month period ended June 30, 2026 as compared to the same period in 2025, mainly driven by an increase of $259 million in our Credit revenues and an increase of $133 million in our revenues from Financial services and income.
Commerce revenues in Argentina increased 26.2% in the three-month period ended June 30, 2026 as compared to the same period in 2025. This increase was driven by an increase of $96 million in our Commerce services revenues and an increase of $41 million in our revenues from Commerce product sales. Fintech revenues increased 17.4%, a $175 million increase, during the three-month period ended June 30, 2026 as compared to the same period in 2025, mainly driven by an increase of $123 million in our Credit revenues and an increase of $52 million in our revenues from Financial services and income.
Net revenues growth during the six and three-month periods ended June 30, 2026, as compared to the same periods in 2025, was offset by the average increase of Argentina’s exchange rate against U.S. dollar of 28.1% and 22.5%, respectively.
The following table sets forth our total net revenues and financial income and the sequential quarterly variation of these net revenues and financial income for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except percentages)
2026
Net revenues and financial income	$8,845	$10,169	n/a	n/a
Percent change from prior quarter	1%	15%
2025
Net revenues and financial income	$5,935	$6,790	$7,409	$8,759
Percent change from prior quarter	(2)%	14%	9%	18%

44 | MercadoLibre, Inc.

The following table sets forth the growth in net revenues and financial income in local currencies, for the six and three-month periods ended June 30, 2026 as compared to the same periods in 2025:

	Change from 2025 to 2026
(% of net revenues and financial income growth in Local Currency) (1)	Six-month period	Three-month period
Brazil	40.8%	41.9%
Mexico	38.7	38.4
Argentina (2)	55.7	47.5
Other countries	49.8	52.9
Total consolidated	44.1%	42.9%
(1) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2025 and applying them to the corresponding months in 2026, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.
(2) For the six and three-month periods ended June 30, 2026, the average inter-annual inflation rates in our Argentine segment of 32.9% and 33.0%, respectively, were higher than the average inter-annual increase of Argentina’s official exchange rates against U.S. dollar of 28.1% and 22.5%, respectively.
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

	Six Months Ended June 30,		Change from 2025 to 2026		Three Months Ended June 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Cost of net revenues and financial expenses	$10,993	$6,860	$4,133	60.3%	$6,010	$3,696	$2,314	62.6%
As a percentage of net revenues and financial income	57.8%	53.9%			59.1%	54.4%
For the six-month period ended June 30, 2026 as compared to the same period in 2025, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $1,826 million increase in shipping operating and carrier costs; ii) $967 million increase in cost of sales of goods mainly in Brazil and Mexico; iii) $412 million increase in collection fees across all of our main segments, as a result of the higher total payment volume of Mercado Pago in those countries; iv) $281 million increase in sales taxes; v) $274 million increase in other fintech costs mainly related to higher funding costs in connection with the increase in the lending business portfolio; and vi) $231 million increase in hosting and site operation fees.
For the three-month period ended June 30, 2026 as compared to the same period in 2025, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $1,038 million increase in shipping operating and carrier costs; ii) $567 million increase in cost of sales of goods mainly in Brazil and Mexico; iii) $226 million increase in collection fees across all of our main segments, as a result of the higher total payment volume of Mercado Pago in those countries; iv) $147 million increase in sales taxes; v) $131 million increase in other fintech costs mainly related to higher funding costs in connection with the increase in the lending business portfolio; and vi) $127 million increase in hosting and site operation fees.
Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues and financial income, which are classified as a cost of net revenues and financial expenses. These taxes represented 5.9% and 5.8% of net revenues and financial income for the six and three-month periods ended June 30, 2026, respectively, and 6.6% for the same periods in 2025.
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
For the six and three-month periods ended June 30, 2026 and 2025, our gross profit margins were 42.2% and 40.9%, and 46.1% and 45.6%, respectively. The decrease in our gross profit margin was primarily attributable to the reduction of our free shipping threshold in Brazil together with an increase in our shipping operating costs and our cost of sales of goods as a percentage of net revenues and financial income, partially offset by a decrease in sales taxes, as a percentage of net revenues and financial income.
45 | MercadoLibre, Inc.

In the future, our gross profit margin could continue declining if we maintain the growth of our first-party business, which has a lower pure product margin due to marketing initiatives, or the building up our logistics network. Our gross profit margin could also decline if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues and financial income trend.
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

	Six Months Ended June 30,		Change from 2025 to 2026		Three Months Ended June 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Product and technology development	$1,428	$1,118	$310	27.7%	$729	$567	$162	28.6%
As a percentage of net revenues and financial income	7.5%	8.8%			7.2%	8.4%
For the six-month period ended June 30, 2026, the increase in product and technology development expenses as compared to the same period in 2025 was primarily attributable to a: i) $121 million increase in technology maintenance and AI expenses; and ii) $116 million increase in salaries and wages.
For the three-month period ended June 30, 2026, the increase in product and technology development expenses as compared to the same period in 2025 was primarily attributable to a: i) $80 million increase in technology maintenance and AI expenses; and ii) $44 million increase in salaries and wages.
We believe that product and technology development is one of our key competitive advantages and we intend to continue to invest in technology and AI capabilities to meet the increasingly sophisticated product expectations of our customer base.
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
The following table presents sales and marketing expenses for the periods indicated:

	Six Months Ended June 30,		Change from 2025 to 2026		Three Months Ended June 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Sales and marketing	$2,113	$1,350	$763	56.5%	$1,131	$751	$380	50.6%
As a percentage of net revenues and financial income	11.1%	10.6%			11.1%	11.1%
For the six-month period ended June 30, 2026, the increase in sales and marketing expenses as compared to the same period in 2025 was primarily attributable to a: i) $482 million increase in online and offline marketing expenses mainly in Brazil and Mexico; ii) $155 million increase in our buyer protection program expenses; and iii) $90 million increase in salaries and wages mainly related to the increase of 37% in our sales and marketing headcount.
For the three-month period ended June 30, 2026, the increase in sales and marketing expenses as compared to the same period in 2025 was primarily attributable to a: i) $232 million increase in online and offline marketing expenses mainly in Brazil and Mexico; ii) $80 million increase in our buyer protection program expenses; and iii) $47 million increase in salaries and wages mainly related to the increase of 40% in our sales and marketing headcount.
46 | MercadoLibre, Inc.

Provision for doubtful accounts
Provision for doubtful accounts consists of the current expected credit losses on our financial assets, mainly loans receivable. The following table presents provision for doubtful accounts expenses for the periods indicated:

	Six Months Ended June 30,		Change from 2025 to 2026		Three Months Ended June 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Provision for doubtful accounts	$2,520	$1,293	$1,227	95.0%	$1,276	$690	$586	84.9%
As a percentage of net revenues and financial income	13.3%	10.2%			12.5%	10.2%
For the six and three-month periods ended June 30, 2026, as compared to the same periods in 2025, the charge related to the provision for doubtful accounts increased $1,227 million and $586 million, respectively, mainly due to the increase in originations growing at 82% and 83%, respectively (mostly related to the credit cards and consumer).
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

	Six Months Ended June 30,		Change from 2025 to 2026		Three Months Ended June 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
General and administrative	$666	$516	$150	28.9%	$340	$261	$79	30.3%
As a percentage of net revenues and financial income	3.5%	4.1%			3.3%	3.8%
For the six-month period ended June 30, 2026, the increase in general and administrative expenses as compared to the same period in 2025 was primarily attributable to a: i) $96 million increase in salaries and wages; and ii) $42 million increase in legal, tax and other fees due to higher consulting fees.
For the three-month period ended June 30, 2026, the increase in general and administrative expenses as compared to the same period in 2025 was primarily attributable to a: i) $48 million increase in salaries and wages, mainly related to the increase of 9% in general and administrative headcount; ii) $16 million lower gains related to the fair value of digital assets held during the three-month period ended June 30, 2025; and iii) $14 million increase in legal, tax and other fees due to higher consulting fees.
Operating income margins
Our operating income margin is defined as income from operations as a percentage of net revenues and financial income.
Our operating income margin is affected by our operating expenses structure, which mainly consists of our employees’ salaries, our sales and marketing expenses related to those activities we incurred to promote our services, provision for doubtful accounts mainly related to our loans receivable portfolio and product and technology development expenses, among other operating expenses. As we continue to grow and focus on expanding our leadership in the region, we will continue to invest in sales and marketing in order to promote our services and capture long-term business opportunities as well as the expansion of our credit portfolio, which contributes to the increase in our provision for doubtful accounts. As a result, we may experience decreases in our operating income margins.
For the six and three-month periods ended June 30, 2026, as compared to the same periods in 2025, our operating income margin decreased from 12.5% and 12.2% to 6.8% and 6.7%, respectively.
This decrease is mainly explained by the reduction of our free shipping threshold in Brazil, together with an increase in our shipping operating costs, our cost of net revenues and financial expenses and our provision of doubtful accounts, driven by the expansion of our credit card portfolio, as a percentage of net revenues and financial income, partially offset by a decrease in product and technology development, as a percentage of net revenues and financial income.
47 | MercadoLibre, Inc.

Other income (expenses), net
Other income (expenses), net consists primarily of interest income derived from our investments and cash equivalents, interest expense and other financial charges related to financial liabilities not related to Mercado Pago’s operations, and foreign currency gains or losses. The following table presents Other income (expenses), net for the periods indicated:

	Six Months Ended June 30,		Change from 2025 to 2026		Three Months Ended June 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Other income (expenses), net	$(109)	$(166)	$57	34.9%	$(77)	$(109)	$32	30.0%
As a percentage of net revenues and financial income	(0.6)%	(1.3)%			(0.8)%	(1.6)%
For the six-month period ended June 30, 2026, the decrease in other expense, net as compared to the same period in 2025 was primarily attributable to $133 million lower foreign exchange losses mainly from our Argentine subsidiaries. This was partially offset by an increase of $52 million in interest expense and other financial losses, mainly attributable to higher levels of indebtedness (mainly in Argentina and Brazil).
For the three-month period ended June 30, 2026, the decrease in other expense, net as compared to the same period in 2025 was primarily attributable to $72 million lower foreign exchange losses mainly from our Argentine subsidiaries. This was partially offset by an increase of $26 million in interest expense and other financial losses, mainly attributable to higher levels of indebtedness (mainly in Argentina and Brazil).
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
The following table presents our income tax expense for the six and three-month periods ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change from 2025 to 2026		Three Months Ended June 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(in millions, except percentages)
Income tax expense	$302	$405	$(103)	(25.4)%	$140	$193	$(53)	(27.3)%
As a percentage of net revenues and financial income	1.6%	3.2%			1.4%	2.8%
During the six and three-month periods ended June 30, 2026 as compared to the same periods in 2025, income tax expense decreased mainly as a result of higher income tax gains in Brazil in 2026 driven by the increase in deferred tax assets in that segment.
The following table summarizes our estimated effective tax rates for the six and three-month periods ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025

Estimated effective tax rate	25.5%	28.5%	23.2%	27.0%

Our estimated effective tax rate for the six and three-month periods ended June 30, 2026 decreased as compared to the same periods in 2025, mainly as a result of higher non-taxable gains attributable to tax benefits, along with greater tax deductions arising from permanent differences in the Brazilian segment.
48 | MercadoLibre, Inc.

Segment information
Refer to Note 6 – Segments of our unaudited interim condensed consolidated financial statements for further information regarding the financial performance of the Company’s reporting segments for the six and three-month periods ended June 30, 2026 and 2025.

	Six Months Ended June 30, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$10,304	$4,313	$3,537	$860	$19,014
Total segment costs	(9,365)	(3,663)	(2,307)	(731)	(16,066)
Direct contribution	$939	$650	$1,230	$129	$2,948
Margin	9.1%	15.0%	34.8%	14.9%	15.5%

	Six Months Ended June 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$6,555	$2,728	$2,909	$533	$12,725
Total segment costs	(5,472)	(2,243)	(1,600)	(460)	(9,775)
Direct contribution	$1,083	$485	$1,309	$73	$2,950
Margin	16.5%	17.8%	45.0%	13.7%	23.2%

	Change from the Six Months Ended June 30, 2025 to June 30, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income
in U.S. Dollars	$3,749	$1,585	$628	$327	$6,289
in %	57.2%	58.1%	21.6%	60.9%	49.4%
Total segment costs
in U.S. Dollars	$(3,893)	$(1,420)	$(707)	$(271)	$(6,291)
in %	71.1%	63.3%	44.2%	59.0%	64.4%
Direct contribution
in U.S. Dollars	$(144)	$165	$(79)	$56	$(2)
in %	(13.3)%	34.1%	(6.0)%	72.9%	(0.1)%

	Three Months Ended June 30, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net revenues and financial income	$5,530	$2,337	$1,839	$463	$10,169
Total segment costs	(4,980)	(2,031)	(1,216)	(398)	(8,625)
Direct contribution	$550	$306	$623	$65	$1,544
Margin	10.0%	13.1%	33.9%	13.9%	15.2%
49 | MercadoLibre, Inc.

	Three Months Ended June 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net revenues and financial income	$3,473	$1,506	$1,527	$284	$6,790
Total segment costs	(2,932)	(1,238)	(866)	(256)	(5,292)
Direct contribution	$541	$268	$661	$28	$1,498
Margin	15.6%	17.8%	43.3%	9.9%	22.1%

	Change from the Three Months Ended June 30, 2025 to June 30, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income
in U.S. Dollars	$2,057	$831	$312	$179	$3,379
in %	59.2%	55.3%	20.4%	62.5%	49.8%
Total segment costs
in U.S. Dollars	$(2,048)	$(793)	$(350)	$(142)	$(3,333)
in %	69.9%	64.1%	40.4%	55.1%	63.0%
Direct contribution
in U.S. Dollars	$9	$38	$(38)	$37	$46
in %	1.5%	14.3%	(5.7)%	130.4%	3.0%

Net revenues and financial income
Net revenues and financial income for the six and three-month periods ended June 30, 2026 as compared to the same periods in 2025 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues and financial income."
Segment costs
Brazil
For the six-month period ended June 30, 2026, as compared to the same period in 2025, segment costs increased mainly driven by a: i) $2,400 million increase in cost of net revenues and financial expenses, mostly attributable to an increase in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales, sales taxes, other fintech costs mainly related to higher funding costs in connection with the growth of our lending business and collection fees as a consequence of the higher transactions volume of our Mercado Pago business; ii) $873 million increase in provision for doubtful accounts mainly related to our credit cards, consumer and merchant credits product growth; and iii) $474 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, buyer protection program expenses and salaries and wages.
For the three-month period ended June 30, 2026, as compared to the same period in 2025, segment costs increased mainly driven by a: i) $1,306 million increase in cost of net revenues and financial expenses, mostly attributable to an increase in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business and other fintech costs mainly related to higher funding costs in connection with the growth of our lending business; ii) $434 million increase in provision for doubtful accounts mainly related to our credit cards, consumer and merchant credits product growth; and iii) $226 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, buyer protection program expenses and salaries and wages.
Mexico
For the six-month period ended June 30, 2026, as compared to the same period in 2025, segment costs increased mainly driven by a: i) $963 million increase in cost of net revenues and financial expenses, mostly attributable to increases in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales and collection fees due to higher Mercado Pago penetration; ii) $220 million increase in provision for doubtful accounts mainly related to our credit card, consumer and merchant product business growth; and iii) $166 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, sales expenses related to strategic marketing initiatives and buyer protection program expenses.
50 | MercadoLibre, Inc.

For the three-month period ended June 30, 2026, as compared to the same period in 2025, segment costs increased mainly driven by a: i) $558 million increase in cost of net revenues and financial expenses, mostly attributable to increases in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales and collection fees due to higher Mercado Pago penetration; ii) $102 million increase in provision for doubtful accounts mainly related to our credit card, consumer and merchant product business growth; and iii) $91 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, sales expenses related to strategic marketing initiatives and buyer protection program expenses.
Argentina
For the six-month period ended June 30, 2026, as compared to the same period in 2025, segment costs increased mainly driven by a: i) $464 million increase in cost of net revenues and financial expenses, mostly attributable to an increase in shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration, sales taxes and cost of goods sold as a consequence of an increase in first-party sales; ii) $129 million increase in provision for doubtful accounts mainly related to our consumer product growth; and iii) $52 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses and sales expenses related to strategic marketing initiatives.
For the three-month period ended June 30, 2026, as compared to the same period in 2025, segment costs increased mainly driven by a: i) $242 million increase in cost of net revenues and financial expenses, mostly attributable to an increase in shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration, cost of goods sold as a consequence of an increase in first-party sales and sales taxes; ii) $47 million increase in provision for doubtful accounts mainly related to our consumer product growth; and iii) $24 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses and sales expenses related to strategic marketing initiatives.
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
As of June 30, 2026, our main source of liquidity was $5,271 million of cash and cash equivalents and short-term investments, which excludes $459 million of restricted investments, and consists of cash generated from operations and proceeds from loans.
As of June 30, 2026, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $18,724 million, or 91.1% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our cash and cash equivalents, restricted cash and cash equivalents and investments held outside U.S. amounted to 83.6% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil, Mexico and Argentina.
51 | MercadoLibre, Inc.

The following table presents our cash flows from operating activities, investing activities and financing activities for the six-month periods ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Net cash provided by (used in):
Operating activities	$5,737	$3,948
Investing activities	(4,162)	(3,067)
Financing activities	1,103	1,078
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	548	230
Net increase in cash, cash equivalents, restricted cash and cash equivalents	$3,226	$2,189
Net cash provided by operating activities

	Six Months Ended June 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Net cash provided by:
Operating activities	$5,737	$3,948	$1,789	45.4%
Net cash provided by operating activities in the six-month period ended June 30, 2026 resulted mainly from an increase in adjustments to net income related to non-cash items of $2,258 million, an increase of $2,456 million in funds payable to customers, a $1,209 million increase in amounts payable due to credit and debit card transactions and an increase of $1,038 million in payables and accrued expenses, partially offset by an increase in receivables of $1,535 million. The $1,789 million increase in the net cash provided by operating activities in the six-month period ended June 30, 2026, as compared to the same period in 2025, is mainly explained by the $794 million higher increase in amounts payable due to credit and debit card transactions, the higher increase in funds payable to customers of $820 million, the higher increase in payable and accrued expenses of $615 million and the increase of $518 million in the adjustments to net income related to non-cash items, partially offset by the $478 million increase in receivables.
Net cash used in investing activities

	Six Months Ended June 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Net cash used in:
Investing activities	$(4,162)	$(3,067)	$(1,095)	35.7%
Net cash used in investing activities in the six-month period ended June 30, 2026 resulted mainly from the use of $4,069 million related to changes in loans receivable due to loans granted under our lending solution net of collections and $712 million in the investments of property and equipment (mainly related to our shipping network and information technology assets) and intangibles assets, partially offset by $704 million related to the net sale and maturity of investments. The $1,095 million increase in net cash used in investing activities in the six-month period ended June 30, 2026, as compared to the same period in 2025, is mainly explained by the $1,213 million higher increase in our loans receivable due to loans granted under our lending solution net of collections, partially offset by $350 million variation in cash flows from net sales or maturity of investments.
Net cash provided by financing activities

	Six Months Ended June 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Net cash provided by:
Financing activities	$1,103	$1,078	$25	2.3%
52 | MercadoLibre, Inc.

For the six-month period ended June 30, 2026, our net cash provided by financing activities resulted from $1,136 million provided by net loans payables and other financing liabilities, partially offset by $32 million used for the payments of finance lease obligations. The $25 million increase in net cash provided by financing activities in the six-month period ended June 30, 2026, as compared to the same period in 2025, is mainly explained by the increase of $32 million of the cash provided by net loans payables and other financing liabilities.
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
The payment of principal, premium, if any, interest, and all other amounts in respect of the Notes, is fully and unconditionally guaranteed (the “Subsidiary Guarantees”), jointly and severally, on an unsecured basis, by MercadoLibre S.R.L., Mercado Livre Brasil Ltda. (known as eBazar.com.br Ltda. until July 1, 2026 when it changed its corporate name), DeRemate.com de México, S. de R.L. de C.V., MPFS, S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda., and MercadoLibre Colombia Ltda. (collectively, the “Subsidiary Guarantors”).
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
During the six and three-month period ended June 30, 2026, we did not repurchase any Notes or any 2026 Sustainability Notes. During the three-month period ended June 30, 2025, we repurchased $13 million in principal amount of the outstanding 2031 Notes. The total amount paid amounted to $12 million. See Note 10. Loans payable and other financial liabilities our unaudited interim condensed consolidated financial statements for further detail.
We are presenting the following summarized financial information for the issuer, the Subsidiary Guarantors and Mercado Pago Instituição de Pagamento Ltda., which was a guarantor of the Notes up to April 28, 2026 (together, the “Obligor Group”) pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the following summarized financial information, transactions between the Company and the Subsidiary Guarantors, presented on a combined basis, have been eliminated. Financial information for the non-guarantor subsidiaries, and any investment in a non-guarantor subsidiary by the Company or by any Subsidiary Guarantor, have been excluded. Amounts due from, due to and transactions with the non-guarantor subsidiaries and other related parties, as applicable, have been separately presented in footnotes.
53 | MercadoLibre, Inc.

Summarized balance sheet information for the Obligor Group as of June 30, 2026 and December 31, 2025 is provided in the table below:

	June 30, 2026	December 31, 2025
	(In millions)
Current assets (1) (2)	$7,990	$24,254
Non-current assets (3)	7,453	6,939
Current liabilities (4)	9,560	23,971
Non-current liabilities	4,176	4,076
(1) Includes restricted cash and cash equivalents of $360 million and $8,259 million as of June 30, 2026, and December 31, 2025, respectively, and guarantees in short-term investments of $860 million as of December 31, 2025.
(2) Includes Current assets with non-guarantor subsidiaries of $2,078 million and $1,439 million as of June 30, 2026, and December 31, 2025, respectively.
(3) Includes Non-current assets with non-guarantor subsidiaries of $296 million and $289 million as of June 30, 2026, and December 31, 2025, respectively.
(4) Includes Current liabilities with non-guarantor subsidiaries of $710 million and $2,417 million as of June 30, 2026, and December 31, 2025, respectively.
Summarized statement of income information for the Obligor Group for the six-month period ended June 30, 2026, is provided in the table below:

June 30, 2026
(In millions)
Net revenues and financial income (1)	$14,264
Gross profit (2)	4,213
Income from operations (3)	343
Net income (4)	633
(1) Includes net revenues and financial income from transactions with non-guarantor subsidiaries of $658 million for the six-month period ended June 30, 2026.
(2) Includes charges from transactions with non-guarantor subsidiaries of $1,205 million for the six-month period ended June 30, 2026.
(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $551 million for the six-month period ended June 30, 2026.
(4) Includes other income/(expense), net from transactions with non-guarantor subsidiaries of $33 million gain for the six-month period ended June 30, 2026. Additionally, includes dividends received by the issuer from non-guarantor subsidiaries, that relates to guarantor subsidiaries results.
Capital expenditures
Our capital expenditures comprised of our investments in property and equipment (such as certain assets used in our fulfillment centers and offices) and intangible assets (excluding digital assets) for the six-month periods ended June 30, 2026 and 2025 amounted to $712 million and $543 million, respectively.
During the six-month period ended June 30, 2026, we invested $209 million in information and technology assets in Brazil, Mexico and Argentina, and $454 million in shipping premises, offices and other assets in Brazil, Mexico and Argentina.
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

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except percentages) (1)		(In millions, except percentages) (1)
Fintech monthly active users (2)	88	68	88	68
Unique active buyers (3)	117	90	89	71
Gross merchandise volume (4)	$40,877	$28,588	$21,926	$15,258
Number of items sold (5)	1,517	1,042	795	550
Total payment volume (6)	$188,138	$122,905	$100,952	$64,602
Acquiring total payments volume (7)	$120,072	$84,682	$64,079	$44,365
Total payment transactions (8)	9,821	6,951	5,181	3,607
NIMAL (9)	19.4%	22.8%	20.7%	23.0%
Capital expenditures	$712	$543	$441	$287
Depreciation and amortization	$538	$371	$292	$199
(1) Growth calculations based on this table may not total due to rounding.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that represents our net income, adjusted to eliminate the effect of depreciation and amortization charges, interest income and other financial gains, net, interest expense and other financial losses, foreign currency losses, net and income tax expense. We have included this non-GAAP financial measure because it is used by our Management to evaluate our operating performance and trends, make strategic decisions and the calculation of leverage ratios. Accordingly, we believe this measure provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our Management. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain items.
The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
	(In millions)		(In millions)
Net income	$883	$1,017	$466	$523
Adjustments:
Depreciation and amortization	538	371	292	199
Interest income and other financial gains, net	(57)	(81)	(30)	(44)
Interest expense and other financial losses	127	75	62	36
Foreign currency losses, net	39	172	45	117
Income tax expense	302	405	140	193
Adjusted EBITDA	$1,832	$1,959	$975	$1,024
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

56 | MercadoLibre, Inc.

The following table presents a reconciliation of net debt for each of the periods indicated:

	June 30, 2026	December 31, 2025
	(In millions)
Current Loans payable and other financial liabilities	$6,482	$4,623
Non-current Loans payable and other financial liabilities	4,144	4,570
Current Operating lease liabilities	513	430
Non-current Operating lease liabilities	2,037	1,769
Total debt	13,176	11,392
Less:
Cash and cash equivalents (1)	3,494	3,410
Short-term investments (2)	1,622	1,614
Long-term investments (3)	1,635	1,686
Cash and cash equivalents(1), short-term investments(2) and long-term investments(3)	6,751	6,710
Net debt	$6,425	$4,682
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
57 | MercadoLibre, Inc.

The following table sets forth the FX neutral measures related to our reported results of the operations for the six and three-month periods ended June 30, 2026:

	Six Months Ended June 30,
	As reported		Percentage Change	FX Neutral Measures	As reported	Percentage Change
	2026	2025		2026	2025
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$19,014	$12,725	49.4%	$18,338	$12,725	44.1%
Cost of net revenues and financial expenses	(10,993)	(6,860)	60.3%	(10,483)	(6,860)	52.8%
Gross profit	8,021	5,865	36.7%	7,855	5,865	33.9%

Operating expenses	(6,727)	(4,277)	57.3%	(6,484)	(4,277)	51.6%
Income from operations	$1,294	$1,588	(18.6)%	$1,371	$1,588	(13.7)%

	Three Months Ended June 30,
	As reported		Percentage Change	FX Neutral Measures	As reported	Percentage Change
	2026	2025		2026	2025
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$10,169	$6,790	49.8%	$9,701	$6,790	42.9%
Cost of net revenues and financial expenses	(6,010)	(3,696)	62.6%	(5,684)	(3,696)	53.8%
Gross profit	4,159	3,094	34.4%	4,017	3,094	29.8%

Operating expenses	(3,476)	(2,269)	53.2%	(3,316)	(2,269)	46.1%
Income from operations	$683	$825	(17.3)%	$701	$825	(15.0)%

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
The following table shows a reconciliation of Net cash provided by operating activities to Adjusted free cash flow and Net (decrease) increase in available cash, investments and digital assets:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Net cash provided by operating activities ("CFO")	$5,737	$3,948
Adjustments to reconcile CFO to Adjusted free cash flow (1)	7	109
Increase in cash and cash equivalents and investments related to customer funds due to regulatory requirements and other restrictions (including management restriction policies) and equity securities held at cost	(2,023)	(1,416)
Investments in property and equipment and intangible assets	(712)	(543)
Changes in loans receivable, net	(4,069)	(2,856)
Proceeds from loans payable and other financial liabilities related to our Fintech solutions, net	1,218	1,270
Adjusted free cash flow	158	512
Payments on loans payable and other financial liabilities, related to our Commerce and Corporate activities, net	(199)	(192)
Other investing and/or financing activities	(1)	(6)
Effect of exchange rate changes on available cash and investments	83	232
Net increase in available cash, investments and digital assets	$41	$546

Available cash, investments and digital assets (2), at the beginning of the period	6,710	4,603
Available cash, investments and digital assets (2), at the end of the period	6,751	5,149

Net cash used in investing activities	(4,162)	(3,067)
Net cash provided by financing activities	1,103	1,078
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
As of June 30, 2026, we hold cash and cash equivalents, restricted cash and cash equivalents, short and long-term investments in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of June 30, 2026, the total cash and cash equivalents, restricted cash and cash equivalents denominated in foreign currencies totaled $15,813 million, short-term investments denominated in foreign currencies totaled $585 million, long-term investments denominated in foreign currencies totaled $637 million and accounts receivable, credit card receivables and other means of payments and loans receivable in foreign currencies totaled $20,933 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts and cross currency swaps, in order to mitigate our exposure to foreign exchange risk. As of June 30, 2026, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $2,446 million and our U.S. dollar-denominated long-term investments totaled $1,078 million.
For the six and three-month periods ended June 30, 2026, we had a consolidated loss on foreign currency of $39 million and $45 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Other income (expenses), net” for more information.
Foreign currency sensitivity analysis
The table below shows the impact on our net revenues and financial income, cost of net revenues and financial expenses, operating expenses, other income (expenses), net, income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to at the moment of translating our financial statements to U.S. dollars for the six-month period ended June 30, 2026:

	(10)% (1)	Actual	10% (2)
	(In millions)
Net revenues and financial income	$21,123	$19,014	$17,289
Expenses (3)	(19,597)	(17,720)	(16,185)
Income from operations	1,526	1,294	1,104
Other income (expenses), net and income tax expense	(441)	(411)	(386)
Net Income	$1,085	$883	$718

Total Shareholders’ Equity	$8,760	$7,834	$7,066
(1) Appreciation of the subsidiaries’ local currency against U.S. Dollar.
(2) Depreciation of the subsidiaries’ local currency against U.S. Dollar.
(3) Includes cost of net revenues and financial expenses and operating expenses.
60 | MercadoLibre, Inc.

The table above shows an increase in our net income when the U.S. dollar weakens against foreign currencies because of the positive impact of the increase in income from operations. On the other hand, the table above shows a decrease in our net income when the U.S. dollar strengthens against foreign currencies because of the negative impact of the decrease in income from operations.
Brazilian segment
Considering a hypothetical increase (depreciation) of 10% of the Brazilian Real exchange rate against the U.S. dollar on June 30, 2026, the reported local currency net assets in our Brazilian subsidiaries would have decreased by approximately $444 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency gain amounting to approximately $9 million in our Brazilian subsidiaries regarding our non-functional currency net asset position, exposed to exchange rate effects.
Mexican segment
Considering a hypothetical increase (depreciation) of 10% of the Mexican Peso exchange rate against the U.S. dollar on June 30, 2026, the reported local currency net assets in our Mexican subsidiaries would have decreased by approximately $303 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $82 million in our Mexican subsidiaries regarding our non-functional currency net liability position.
Argentine segment
In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018. Argentina’s inflation rate for the six-month periods ended June 30, 2026 and 2025 was 16.8% and 15.1%, respectively.
We use Argentina’s official exchange rate to account for transactions in our Argentine segment, which as of June 30, 2026 and December 31, 2025 was 1,482.00 and 1,455.00 Argentine Pesos, respectively, against the U.S. dollar. During the six-month periods ended June 30, 2026 and 2025 Argentina’s official exchange rate against the U.S. dollar increased 1.9% and 16.8%, respectively. The average exchange rate for the six-month periods ended June 30, 2026 and 2025 was 1,414.0 and 1,104.0, respectively, resulting in an increase of 28.1%.
Considering a hypothetical increase (depreciation) of 10% of the Argentine Peso exchange rate against the U.S. dollar on June 30, 2026, the effect on non-functional currency net asset position in our Argentine subsidiaries would have been a foreign exchange loss amounting to approximately $63 million in our Argentine subsidiaries.
See Note 2 – Summary of significant accounting policies - Foreign currency translation - Argentine currency status and Argentine exchange regulations” of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our credit card receivables and on the financial debt that we use to fund Mercado Pago and our lending operations as well as expanding our logistic capacity. As of June 30, 2026, Credit card receivables and other means of payments, net totaled $8,519 million. Interest rate fluctuations could also impact interest earned through our lending solution. As of June 30, 2026, loans receivable net of the allowance for doubtful accounts from our lending solution totaled $11,996 million. We use future contracts to hedge the interest rate exposure of our asset-backed loan portfolio originated in Brazil for $507 million of notional amount.
Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. As of June 30, 2026, our short-term investments amounted to $2,081 million and our long-term investments amounted to $1,715 million. Our short-term investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Note 3 – Cash, cash equivalents, restricted cash and cash equivalents and investments of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.
Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of June 30, 2026, our Loans payable and other financial liabilities which accrue interest based on variable rates amounted to $7,622 million, while our Loans payable and other financial liabilities, which accrue interest based on fixed rates, amounted to $3,004 million. See Note 10 – Loans payable and other financial liabilities and Note 11 – Securitization transactions of our unaudited interim condensed consolidated financial statements for further detail. We have entered into swap contracts to hedge the interest rate fluctuation on part of our Loans payable and other financial liabilities for a total of $626 million notional amount, $503 million of which have been designated as hedging instruments in fair value hedges. See Note 13 – Derivative instruments of our unaudited interim condensed consolidated financial statements for further detail on derivative instruments. Considering a hypothetical increase of 100 basis points in the interest rates, the reported charge to the interim condensed consolidated statements of income for the six-month period ended June 30, 2026 would have increased by approximately $39 million with an impact of $35 million in Cost of net revenues and financial expenses and $4 million in Interest expense and other financial losses.

61 | MercadoLibre, Inc.

Equity price risk
Our board of directors, upon the recommendation of the compensation committee, approved the 2021, 2022, 2023, 2024, 2025 and 2026 Long Term Retention Programs (the “2021, 2022, 2023, 2024, 2025 and 2026 LTRPs,” respectively), under which certain eligible employees have the opportunity to receive cash payments annually for a period of up to six years. In order to receive the full target award under the 2021, 2022, 2023, 2024, 2025 and/or 2026 LTRPs, each eligible employee must remain employed as of each applicable payment date. The 2021, 2022, 2023, 2024, 2025 and 2026 LTRP awards are generally payable as follows:
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
As of June 30, 2026, the total contractual obligation fair value of our outstanding LTRP Variable Payment obligation subject to equity price risk amounted to $642 million. As of June 30, 2026, the accrued liability related to the outstanding Variable Payment of the LTRP included in Salaries and social security payable in our consolidated balance sheet amounted to $75 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:

Change in equity price in percentage	As of June 30, 2026
	MercadoLibre, Inc Equity Price	2021, 2022, 2023, 2024, 2025 and 2026 LTRP Variable contractual obligation
	(In millions, except equity price)
40%	2,388.82	899
30%	2,218.19	834
20%	2,047.56	770
10%	1,876.93	706
Static (1)	1,706.30	642
(10)%	1,535.67	578
(20)%	1,365.04	513
(30)%	1,194.41	449
(40)%	1,023.78	385
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
62 | MercadoLibre, Inc.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Financial Statements — Note 8 – Commitments and Contingencies — Litigation and Other Legal Matters.”
ITEM 1A. RISK FACTORS
As of June 30, 2026, there have been no material changes in our risk factors from those disclosed in the Company’s 2025 10-K.
63 | MercadoLibre, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (in millions)
April, 2026	—	—	—	Up to $2.98
May, 2026	—	—	—	Up to $2.98
June, 2026	662	1,584.67	662	Up to $1.93
(1) As announced on August 1, 2025, our Board of Directors authorized the repurchase of up to $4.05 million in Company stock at any time and from time to time through open-market repurchases, derivatives and trading plans, including pursuant to a 10b5-1 trading plan. During the second quarter of 2026, we repurchased 662 shares for $1 million, excluding any broker commissions, under a 10b5-1 trading plan. The 10b5-1 plan pursuant to which such shares were repurchased will expire pursuant to its terms on June 30, 2027 which is also the expiration date of the share repurchase program described above.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three-month period ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.
*
104	The cover page from the Company’s Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.	*
65 | MercadoLibre, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: August 5, 2026.	By:	/s/ Ariel Szarfsztejn
Ariel Szarfsztejn
President and Chief Executive Officer

	By:	/s/ Martín de los Santos
Martín de los Santos
Executive Vice President and Chief Financial Officer
66 | MercadoLibre, Inc.