Form 10-Q
period 2026-09-30
MERCADOLIBRE INC
filed 2026-11-05
CIK 1099590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
(+598) 2-927-2770
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	MELI	Nasdaq Global Select Market
3.125% Notes due 2031	MELI31	The Nasdaq Stock Market LLC
4.900% Notes due 2033	MELI33	The Nasdaq Stock Market LLC
5.850% Notes due 2036	MELI36	The Nasdaq Stock Market LLC
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
50,696,802 shares of the issuer’s common stock, $0.001 par value, were outstanding as of November 4, 2026.

MERCADOLIBRE, INC.

MercadoLibre, Inc. - Interim Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025
(In millions of U.S. dollars, except par value) (Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,162	$3,670
Restricted cash and cash equivalents	14,559	9,867
Short-term investments	3,213	2,629
Accounts receivable, net	439	369
Credit card receivables and other means of payments, net	9,055	6,893
Loans receivable, net of allowances of $4,710 and $3,057	12,451	8,855
Inventories	1,028	570
Other assets	1,204	720
Total current assets	46,111	33,573
Non-current assets:
Long-term investments	1,456	1,764
Credit card receivables and other means of payments, net	145	153
Loans receivable, net of allowances of $134 and $86	589	510
Property and equipment, net	2,998	2,303
Operating lease right-of-use assets	2,932	2,201
Goodwill	172	163
Intangible assets, net	11	33
Deferred tax assets	2,402	1,541
Other assets	438	426
Total non-current assets	11,143	9,094
Total assets	$57,254	$42,667
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$6,231	$4,502
Funds payable to customers	17,400	13,029
Amounts payable due to credit and debit card transactions	5,464	3,584
Salaries and social security payable	1,034	916
Taxes payable	1,221	1,140
Loans payable and other financial liabilities	6,909	4,623
Operating lease liabilities	599	430
Other liabilities	564	409
Total current liabilities	39,422	28,633
Non-current liabilities:
Amounts payable due to credit and debit card transactions	165	187
Loans payable and other financial liabilities	6,281	4,570
Operating lease liabilities	2,365	1,769
Deferred tax liabilities	385	372
Other liabilities	436	388
Total non-current liabilities	9,632	7,286
Total liabilities	$49,054	$35,919
Commitments and contingencies (Note 8)
Equity
Common stock, $0.001 par value, 110,000,000 shares authorized, 50,696,802 and 50,697,182 shares issued and outstanding	$—	$—
Additional paid-in capital	1,772	1,771
Treasury stock, 226,593 and 225,931 shares	(313)	(312)
Retained earnings	7,140	5,809
Accumulated other comprehensive loss	(399)	(520)
Total equity	8,200	6,748
Total liabilities and equity	$57,254	$42,667
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
1 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Income
For the nine and three-month periods ended September 30, 2026 and 2025
(In millions of U.S. dollars, except for share data)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Net service revenues and financial income	$25,612	$17,760	$9,205	$6,476
Net product revenues	4,152	2,374	1,545	933
Net revenues and financial income	29,764	20,134	10,750	7,409
Cost of net revenues and financial expenses	(17,359)	(11,060)	(6,366)	(4,200)
Gross profit	12,405	9,074	4,384	3,209
Operating expenses:
Product and technology development	(2,173)	(1,685)	(745)	(567)
Sales and marketing	(3,356)	(2,183)	(1,243)	(833)
Provision for doubtful accounts	(3,862)	(2,108)	(1,342)	(815)
General and administrative	(1,044)	(786)	(378)	(270)
Total operating expenses	(10,435)	(6,762)	(3,708)	(2,485)
Income from operations	1,970	2,312	676	724

Other income (expenses):
Interest income and other financial gains, net	112	130	55	49
Interest expense and other financial losses	(185)	(110)	(58)	(35)
Foreign currency losses, net	(111)	(274)	(72)	(102)
Net income before income tax expense	1,786	2,058	601	636

Income tax expense	(455)	(620)	(153)	(215)
Net income	$1,331	$1,438	$448	$421

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per share
Basic net income available to shareholders per common share	$26.25	$28.37	$8.83	$8.32
Weighted average of outstanding common shares	50,697,115	50,697,338	50,696,994	50,697,265

Diluted earnings per share
Diluted net income available to shareholders per common share	$26.25	$28.37	$8.83	$8.32
Weighted average of outstanding common shares	50,697,234	50,697,344	50,697,106	50,697,284
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
2 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Comprehensive Income
For the nine and three-month periods ended September 30, 2026 and 2025
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
Net income	$1,331	$1,438	$448	$421
Other comprehensive income (loss), net of tax:
Currency translation adjustment	125	464	(85)	93
Unrealized (losses) gains on investments	(16)	5	(16)	1
Tax benefit (expense) on unrealized (losses) gains on investments	3	(1)	3	—
Unrealized losses on hedging activities	(107)	(68)	(12)	(26)
Tax benefit on unrealized losses on hedging activities	37	17	5	6
Less: Reclassification adjustment for losses on hedging activities included in cost of net revenues and financial expenses, product and technology development, sales and marketing and general and administrative expenses and foreign currency losses, net	(114)	(15)	(32)	(12)
Less: Reclassification adjustment for estimated tax benefit on unrealized losses	35	3	9	2
Total other comprehensive income (loss), net of tax	121	429	(82)	84
Total comprehensive income	$1,452	$1,867	$366	$505
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
3 | MercadoLibre, Inc.

MercadoLibre, Inc.
Interim Condensed Consolidated Statements of Equity
For the nine and three-month periods ended September 30, 2026 and 2025
(In millions of U.S. dollars and share data)
(Unaudited)

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2025	50	$—	$1,771	$(312)	$5,809	$(520)	$6,748
Net income	—	—	—	—	417	—	417
Other comprehensive income	—	—	—	—	—	116	116
Balance as of March 31, 2026	50	$—	$1,771	$(312)	$6,226	$(404)	$7,281
Stock-based compensation — restricted shares issued	—	—	1	—	—	—	1
Common Stock repurchased	—	—	—	(1)	—	—	(1)
Net income	—	—	—	—	466	—	466
Other comprehensive income	—	—	—	—	—	87	87
Balance as of June 30, 2026	50	$—	$1,772	$(313)	$6,692	$(317)	$7,834
Net income	—	—	—	—	448	—	448
Other comprehensive loss	—	—	—	—	—	(82)	(82)
Balance as of September 30, 2026	50	$—	$1,772	$(313)	$7,140	$(399)	$8,200

	Common stock		Additional paid-in capital	Treasury Stock	Retained Earnings	Accumulated other comprehensive loss	Total Equity
	Shares	Amount
Balance as of December 31, 2024	50	$—	$1,770	$(311)	$3,812	$(920)	$4,351
Net income	—	—	—	—	494	—	494
Other comprehensive income	—	—	—	—	—	159	159
Balance as of March 31, 2025	50	$—	$1,770	$(311)	$4,306	$(761)	$5,004
Net income	—	—	—	—	523	—	523
Other comprehensive income	—	—	—	—	—	186	186
Balance as of June 30, 2025	50	$—	$1,770	$(311)	$4,829	$(575)	$5,713
Stock-based compensation — restricted shares issued	—	—	1	—	—	—	1
Common Stock repurchased	—	—	—	(1)	—	—	(1)
Net income	—	—	—	—	421	—	421
Other comprehensive income	—	—	—	—	—	84	84
Balance as of September 30, 2025	50	$—	$1,771	$(312)	$5,250	$(491)	$6,218

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
4 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2026 and 2025
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operations:
Net income	$1,331	$1,438
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized foreign currency (gains) losses, net	(3)	297
Depreciation and amortization	844	580
Accrued interest, financial income and other revenues	(1,117)	(850)
Non-cash interest expense and amortization of debt issuance costs and other charges	286	271
Provision for doubtful accounts	3,862	2,108
Provision for contingencies	126	71
Results on derivative instruments	204	96
Results on digital assets at fair value	—	(13)
Long term retention program (“LTRP”) accrued compensation	235	252
Deferred income taxes	(794)	(310)
Changes in assets and liabilities:
Receivables	(2,173)	(1,103)
Inventories	(444)	(187)
Other assets	(434)	(234)
Payables and accrued expenses	1,612	718
Funds payable to customers	3,816	2,607
Amounts payable due to credit and debit card transactions	1,648	766
Other liabilities	(33)	256
Operating lease liabilities	(403)	(276)
Interest received from investments	124	420
Net cash provided by operating activities	8,687	6,907
Cash flows from investing activities:
Purchases of investments	(10,493)	(9,883)
Proceeds from sale and maturity of investments	10,340	11,242
Proceeds from settlements of derivative instruments	28	3
Payments from settlements of derivative instruments	(156)	(38)
Changes in loans receivable, net	(6,212)	(4,586)
Investments in property and equipment, intangible assets and intangible assets at fair value	(1,215)	(916)
Net cash used in investing activities	(7,708)	(4,178)
Cash flows from financing activities:
Proceeds from loans payable and other financial liabilities	55,676	30,703
Payments on loans payable and other financing liabilities	(51,816)	(29,140)
Payments of finance lease liabilities	(49)	(40)
Common Stock repurchased	(1)	(1)
Net cash provided by financing activities	3,810	1,522
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	395	249
Net increase in cash, cash equivalents, restricted cash and cash equivalents	5,184	4,500
Cash, cash equivalents, restricted cash and cash equivalents, beginning of the period	13,537	4,699
Cash, cash equivalents, restricted cash and cash equivalents, end of the period	$18,721	$9,199
The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.
5 | MercadoLibre, Inc.

MercadoLibre, Inc. - Interim Condensed Consolidated Statements of Cash Flows
For the nine-month periods ended September 30, 2026 and 2025
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Non-cash transactions:
Right-of-use assets obtained under operating leases	$960	$974
Property and equipment obtained under finance leases	25	9
Investments in intangible assets not paid	—	23
Derecognition of intangible assets and related liabilities	18	—
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
As of September 30, 2026, MercadoLibre, through its wholly-owned subsidiaries, operated online e-commerce platforms directed towards Argentina, Brazil, Chile, Colombia, Costa Rica, Dominican Republic, Ecuador, Peru, Mexico, Panama, Honduras, Nicaragua, El Salvador, Uruguay, Bolivia, Guatemala, Paraguay and Venezuela. Additionally, MercadoLibre’s fintech platform, Mercado Pago, is present in Argentina, Brazil, Mexico, Colombia, Chile, Peru, Uruguay and Ecuador.
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
These unaudited interim condensed consolidated financial statements reflect the Company’s consolidated financial position as of September 30, 2026 and December 31, 2025. These unaudited interim condensed consolidated financial statements include the Company’s consolidated statements of income, comprehensive income and equity for the nine and three-month periods ended September 30, 2026 and 2025 and statements of cash flows for the nine-month periods ended September 30, 2026 and 2025. These unaudited interim condensed consolidated financial statements include all normal recurring adjustments that Management believes are necessary to fairly state the Company’s financial position, operating results and cash flows.
Because all of the disclosures required by U.S. GAAP for annual consolidated financial statements are not included herein, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) (the “Company’s 2025 10-K”). The Company has evaluated all subsequent events through the date these unaudited interim condensed consolidated financial statements were issued. The interim condensed consolidated statements of income, comprehensive income, equity and cash flows for the periods presented herein are not necessarily indicative of results expected for any future period. For a more detailed discussion of the Company’s significant accounting policies, see Note 2 to the financial statements in the Company’s 2025 10-K. During the nine-month period ended September 30, 2026, there were no material updates made to the Company’s significant accounting policies.
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

Supplier finance programs
The Company and certain financial institutions participate in a supplier finance program that enables certain of the Company’s suppliers, at their own election, to request the payment of their invoices to the financial institutions earlier than the terms stated in the Company’s payment policies. As of September 30, 2026 and December 31, 2025, the obligations outstanding that the Company has confirmed as valid to the financial institutions amounted to $902 million and $616 million, respectively.
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
The gain arising from sales of credit card receivables, net of the costs recognized on sale of such credit card receivables, is $1,290 million and $467 million, and $783 million and $258 million, for the nine and three-month periods ended September 30, 2026 and 2025, respectively. See Note 4 – Loans receivable, net of these interim condensed consolidated financial statements for further details on the sales of loans receivables.
Revenues recognized under ASC 606, Revenue from contracts with customers, amounted to $20,626 million and $7,506 million for the nine and three-month periods ended September 30, 2026, respectively and $14,199 million and $5,205 million for the nine and three-month periods ended September 30, 2025, respectively. Revenues not recognized under ASC 606 amounted to $9,138 million and $3,244 million for the nine and three-month periods ended September 30, 2026, respectively and $5,935 million and $2,204 million for the nine and three-month periods ended September 30, 2025, respectively.
Contract balances
Timing of revenue recognition may differ from the timing of invoicing to customers. Receivables represent amounts invoiced and revenue recognized prior to invoicing when the Company has satisfied the performance obligation and has the unconditional right to payment. Accounts receivable and credit card receivables and other means of payments are presented net of allowance for doubtful accounts and chargebacks of $92 million and $63 million as of September 30, 2026 and December 31, 2025, respectively. See Note 4 – Loans receivable, net of these unaudited interim condensed consolidated financial statements for information related to the allowance for doubtful accounts with respect to the Company’s loans receivable.
Contract liabilities from contracts with customers consist of fees received related to unsatisfied performance obligations at the end of the period in accordance with ASC 606. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following months. Contract liabilities from contracts with customers as of December 31, 2025 was $133 million, of which substantially all was recognized as revenue during the nine-month period ended September 30, 2026.
As of September 30, 2026, total contract liabilities from contracts with customers recognized within current other liabilities was $175 million, mainly due to fees related to classified advertising services billed, subscriptions and loyalty programs, shipping services and inventory sales that are expected to be recognized as revenue in the coming months.
As of September 30, 2026 and December 31, 2025, the assets under management of the Company related to mutual funds amount to $5,918 million and $4,536 million, respectively.
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
The following tables summarize the changes in foreign currency translation during the nine and three-month periods ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Balance at beginning of period	$(507)	$(926)	$(297)	$(555)
Gains (losses) on foreign currency translation	125	464	(85)	93
Balance at end of period	$(382)	$(462)	$(382)	$(462)

8 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Argentine currency status and macroeconomic outlook
As of July 1, 2018, the Company transitioned its Argentine operations to highly inflationary status in accordance with U.S. GAAP, and changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars, which is the functional currency of their immediate parent company. Argentina’s inflation rate for the nine and three-month periods ended September 30, 2026 and 2025 was 23.6% and 5.8% and 22.0% and 6.0%, respectively. Additionally, Argentina’s average inter-annual inflation rate for the nine and three-month periods ended September 30, 2026 was 33.1% and 33.6%, respectively.
The Company uses Argentina’s official exchange rate to account for transactions in the Argentine segment, which as of September 30, 2026 and December 31, 2025 was 1,517.00 and 1,455.00 Argentine Pesos, respectively, against the U.S. dollar. During the nine-month periods ended September 30, 2026 and 2025, Argentina’s official exchange rate against the U.S. dollar increased by 4.3% and 33.7%, respectively. The average exchange rate for the three-month periods ended September 30, 2026 and 2025 was 1,499.89 and 1,333.04, respectively, resulting in an increase of 12.5%. The average exchange rate for the nine-month periods ended September 30, 2026 and 2025 was 1,442.64 and 1,180.36, respectively, resulting in an increase of 22.2%.
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
On September 26, 2025, the CBA imposed a restriction that prohibits purchasing securities on the Argentina Stock Market that are to be settled in foreign currency for a period of 90 days following the purchase of foreign currency in the official exchange market. As of September 30, 2026 and December 31, 2025, the spread between the official exchange rate and the Blue Chip Swap Rate was 6.7% and 4.6%, respectively.
Brazilian currency volatility
Subsequent to September 30, 2026 and after the presidential election in Brazil, the Brazilian Real has shown increased volatility against the U.S. dollar. The Company continues to monitor developments in foreign currency markets, as well as their potential effects on Company’s results.
Income taxes
The Company's accounting policy for income taxes is described in Note 2 to the consolidated financial statements in the Company’s 2025 10-K.
The Company’s consolidated estimated effective tax rate for the nine and three-month periods ended September 30, 2026, as compared to the same periods in 2025, decreased from 30.1% to 25.5% and from 33.8% to 25.5%, respectively, mainly as a result of higher non-taxable gains attributable to tax benefits, along with greater tax deductions arising from permanent differences in the Brazilian segment. Additionally, the estimated effective tax rate for the three-month period ended September 30, 2026 decreased due to lower taxable foreign exchange gains in 2026 accounted for in Argentina for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, the Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country.
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
9 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Knowledge-based economy promotional regime in Argentina
The Company recorded an income tax benefit related to the Knowledge-based economy promotional regime in Argentina (the “Regime”) of $40 million and $11 million, and $50 million and $13 million, during the nine and three-month periods ended September 30, 2026 and 2025, respectively. The aggregate per share effect of the income tax benefit amounted to $0.79 and $0.22, and $0.99 and $0.27 for the nine and three-month periods ended September 30, 2026 and 2025, respectively. The Regime is effective until December 31, 2029.
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
For the nine and three-month periods ended September 30, 2026, the weighted average of outstanding common shares for the diluted earnings per share includes the effect of 119 and 112 incremental shares of the Company's common stock, respectively, issuable upon vesting of restricted stock units granted to non-employee directors. For the nine and three-month periods ended September 30, 2025, the corresponding effect included in the weighted average of outstanding common shares for the diluted earnings per share was 6 and 19 incremental shares, respectively.
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
11 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 3. CASH, CASH EQUIVALENTS, RESTRICTED CASH AND CASH EQUIVALENTS AND INVESTMENTS

The composition of cash, cash equivalents and restricted cash and cash equivalents is as follows:

	September 30, 2026	December 31, 2025
	(In millions)
Cash in bank accounts and digital wallets	$1,688	$2,182
Money market (1)	1,377	856
Time deposits	989	570
U.S. government debt securities	88	46
Foreign government debt securities	20	16
Total cash and cash equivalents	4,162	3,670

Securitization transactions (2)	289	387
Cash in bank accounts (Central Bank of Brazil mandatory guarantee)	12,430	7,865
Cash in bank accounts (Argentine Central Bank mandatory guarantee)	354	394
Cash in bank accounts (Mexican National Banking and Securities Commission mandatory guarantee)	39	127
Time deposits (Mexican National Banking and Securities Commission mandatory guarantee)	907	682
Cash in bank accounts (Chilean Commission for the Financial Market mandatory guarantee)	406	288
Time deposits (Chilean Commission for the Financial Market mandatory guarantee)	45	44
Money market (held for Meli Dólar holders)	72	50
Cash in bank accounts and digital wallets (held for Meli Dólar holders)	14	12
Other restricted cash and cash equivalents	3	18
Total restricted cash and cash equivalents	14,559	9,867
Total cash, cash equivalents, restricted cash and cash equivalents (3)	$18,721	$13,537
(1) As of September 30, 2026 includes $226 million held by special purpose entities. Please refer to Note 11 – Securitization transactions.
(2) Cash and cash equivalents from securitization transactions are restricted to the payment of amounts due to third-party investors.
(3) Cash, cash equivalents, restricted cash and cash equivalents as reported in the interim condensed consolidated statements of cash flows.

12 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The composition of short-term and long-term investments is as follows:

	September 30, 2026	December 31, 2025
	(In millions)
U.S. government debt securities	$2,275	$1,519
Foreign government debt securities (1)	237	817
Foreign debt securities (2)	169	146
Time deposits (3)	461	93
Corporate debt securities	71	54
Total short-term investments	$3,213	$2,629

U.S. government debt securities	$407	$463
Foreign government debt securities (4) (5)	484	836
Securitization transactions (6)	—	8
Corporate debt securities	429	345
Equity securities at fair value	79	59
Equity securities held at cost	57	53
Total long-term investments	$1,456	$1,764
(1) As of September 30, 2026 and December 31, 2025, includes $203 million and $786 million, respectively, of foreign government debt securities that are considered restricted due to the Central Bank of Brazil’s mandatory guarantee. Also, as of September 30, 2026 and December 31, 2025, includes $23 million and $9 million, respectively, foreign government debt securities that are considered restricted due to the Central Bank of Uruguay’s mandatory guarantee.
(2) Corresponds to debt securities denominated in Brazilian Reais issued by the Instituto de Crédito Oficial of Spain and guaranteed by the Spanish government, considered restricted, which guarantee a line of credit.
(3) As of September 30, 2026 and December 31, 2025, includes $78 million and $74 million, respectively, of collateral as part of credit card scheme arrangement rules in Brazil, and which is considered restricted.
(4) Includes investments held by a consolidated VIE, in which the Company has determined that it has both the power to direct the activities that most significantly impact the VIE’s performance and the obligation to absorb losses or the right to receive benefits. As of September 30, 2026 and December 31, 2025, includes $65 million and $473 million of foreign government debt securities, respectively.
(5) As of September 30, 2026 and December 31, 2025, includes $12 million and $8 million, respectively, of foreign government debt securities considered restricted due to the Brazilian stock market's mandatory guarantee to operate with futures contracts. As of September 30, 2026 and December 31, 2025, includes $11 million and $9 million, respectively, of foreign government debt securities considered restricted, which guarantee lines of credit.
(6) Investments from securitization transactions are restricted to the payment of amounts due to third-party investors. Corresponds to foreign government debt securities.

13 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 4. LOANS RECEIVABLE, NET
The Company classifies loans receivable as “Merchant,” “Consumer,” “Credit cards” and “Asset-backed.” As of September 30, 2026 and December 31, 2025, the components of current and non-current Loans receivable, net were as follows:

	September 30, 2026
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
Merchant	$2,918	$(1,111)	$1,807
Consumer	6,062	(2,112)	3,950
Credit cards	8,467	(1,592)	6,875
Asset-backed	437	(29)	408
Total	$17,884	$(4,844)	$13,040

	December 31, 2025
	Loans receivable	Allowance for doubtful accounts	Loans receivable, net
	(In millions)
Merchant	$2,009	$(747)	$1,262
Consumer	4,559	(1,271)	3,288
Credit cards	5,656	(1,107)	4,549
Asset-backed	284	(18)	266
Total	$12,508	$(3,143)	$9,365
The allowance for doubtful accounts with respect to the Company’s loans receivable amounts to $4,895 million and $3,179 million as of September 30, 2026 and December 31, 2025, respectively, which includes $51 million and $36 million related to unused agreed loan commitment on credit cards portfolio presented in Other liabilities of the interim condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026 and December 31, 2025, the Company is exposed to off-balance sheet unused agreed loan commitments on its credit card portfolio which expose the Company to credit risks of $14,892 million and $9,001 million, respectively. Related to these off-balance sheet commitments, the Company recognized in Provision for doubtful accounts a loss of $13 million and a gain of $1 million for the nine and three-month periods ended September 30, 2026, respectively, and a gain of $5 million and a loss of $7 million for the nine and three-month periods ended September 30, 2025, respectively.
From time to time, the Company sells loans receivable related to its lending solution. Certain of these arrangements, as described below, are structured as revolving facilities, under which cumulative loan sales over the term of the agreement may exceed the contractual amount, provided that the outstanding balance does not exceed the contractual limit.
In this regard, during 2024, the Company signed a contract with a third party to sell an amount up to $100 million of its loans receivable, as part of its funding strategy. These loans were originated by its Mexican subsidiary and provided to its local users. This transaction is accounted for as a true sale and the Company has a continuing involvement related to a servicing fee charged to the purchaser for collection services and regarding a beneficial interest retained by the Company over the transferred assets. Such involvements did not preclude the fact that this operation qualified as a true sale because the purchaser had full control over the transferred assets. During the nine-month period ended September 30, 2025, the Company sold $52 million of loans receivable and recorded a gain of $1 million related to the aforementioned contract. During the three-month period ended September 30, 2025, no sales were made under this contract. During 2025, the Company completed the sale of the total aforementioned amount. During the second quarter of 2026, the Company signed a new revolving contract with a third party to sell an additional amount of up to $170 million (based on the exchange rate as of the contract execution date) of its loans receivable. During the nine and three-month periods ended September 30, 2026, the Company sold $132 million and $79 million of loans receivable, respectively, and recorded a gain of $5 million and $3 million, respectively.
Additionally, during the fourth quarter of 2025, the Company signed a revolving contract to sell loans receivable in Argentina with a local financial institution for an amount up to $100 million, as part of its funding strategy. This transaction is accounted for as a true sale and the Company does not retain any continuing involvement. During the nine and three-month periods ended September 30, 2026, the Company sold $183 million and $62 million of loans receivable, respectively, and recorded gains of $20 million and $6 million, respectively.
14 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The Company entered into a separate revolving agreement with another financial institution in Argentina to sell up to $100 million of loans receivable, as part of its funding strategy, starting the sale of loans in July 2026. This transaction is accounted for as a true sale and the Company does not retain any continuing involvement. During the nine and three-month periods ended September 30, 2026, the Company sold $38 million of loans receivable and recorded gains of $3 million. As of September 30, 2026, the Company held $18 million of loans receivable held for sale under this agreement.
The following tables summarize the allowance for doubtful accounts activity during the nine-month periods ended September 30, 2026 and 2025:

	September 30, 2026
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$747	$1,271	$1,107	$18	$3,143
Net charged to Net Income	878	1,720	1,171	20	3,789
Currency translation adjustments	24	22	45	1	92
Write-offs (1)	(538)	(901)	(731)	(10)	(2,180)
Balance at end of period	$1,111	$2,112	$1,592	$29	$4,844

	September 30, 2025
	Merchant	Consumer	Credit cards	Asset-backed	Total
	(In millions)
Balance at beginning of year	$417	$696	$557	$8	$1,678
Net charged to Net Income	502	847	733	10	2,092
Currency translation adjustments	64	88	111	2	265
Write-offs (1)	(315)	(517)	(369)	(4)	(1,205)
Balance at end of period	$668	$1,114	$1,032	$16	$2,830
(1) The Company writes off loans when customer balance becomes 360 days past due.
The increase in write-offs for the period ended September 30, 2026, compared to the same period in 2025, is mainly generated by higher originations of loans receivable in 2025 compared to the same period in 2024, generating a higher write-offs effect in the period ended September 30, 2026.
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
The amortized cost of the loans receivable classified by the Company’s credit quality internal indicator was as follows:
15 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	September 30, 2026	December 31, 2025
	(In millions)
1-14 days past due	$424	$247
15-30 days past due	354	278
31-60 days past due	463	343
61-90 days past due	437	329
91-120 days past due	457	333
121-150 days past due	453	286
151-180 days past due	403	256
181-210 days past due	395	228
211-240 days past due	419	206
241-270 days past due	351	206
271-300 days past due	331	187
301-330 days past due	331	210
331-360 days past due	317	186
Total past due	5,135	3,295
To become due	12,749	9,213
Total	$17,884	$12,508
As of September 30, 2026 and December 31, 2025, renegotiations represented 2.2% and 1.6% of the loans receivable portfolio, respectively.
NOTE 5. GOODWILL AND INTANGIBLE ASSETS
Goodwill and intangible assets
The composition of goodwill and intangible assets is as follows:

	September 30, 2026	December 31, 2025
	(In millions)
Goodwill	$172	$163
Intangible assets with indefinite lives
Trademarks	4	4
Amortizable intangible assets
Naming rights	13	29
Licenses and others	19	18
Non-compete agreements	3	3
Customer lists	15	15
Trademarks	8	7
Hubs network	4	4
Others	4	4
Total intangible assets	70	84
Accumulated amortization	(59)	(51)
Total intangible assets, net	$11	$33
16 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Goodwill
The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2026 and the year ended December 31, 2025 are as follows:

	Nine Months Ended September 30, 2026
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$62	$44	$14	$35	$6	$2	$163
Business acquisitions	7	—	—	—	—	—	7
Currency translation adjustments	3	—	—	(2)	1	—	2
Balance, end of the period	$72	$44	$14	$33	$7	$2	$172

	Year Ended December 31, 2025
	Brazil	Mexico	Argentina	Chile	Colombia	Other countries	Total
	(In millions)
Balance, beginning of the year	$56	$39	$14	$33	$5	$2	$149
Currency translation adjustments	6	5	—	2	1	—	14
Balance, end of the year	$62	$44	$14	$35	$6	$2	$163
Intangible assets with finite useful life
Intangible assets with finite useful life are comprised of naming rights, customer lists, non-compete and non-solicitation agreements, hubs network, acquired software licenses and other acquired intangible assets including developed technologies and trademarks. Aggregate amortization expense for intangible assets for the nine-month periods ended September 30, 2026 and 2025 amounted to $6 million for each period, while aggregate amortization expense for intangible assets totaled $1 million and $2 million for the three-month periods ended September 30, 2026 and 2025, respectively.
The following table summarizes the remaining amortization of intangible assets (in millions) with finite useful life as of September 30, 2026:

For year to be ended December 31, 2026	$2
For year to be ended December 31, 2027	3
For year to be ended December 31, 2028	1
Thereafter	1
$7
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
17 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following tables summarize the financial performance of the Company’s reporting segments:

	Nine Months Ended September 30, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$13,531	$5,890	$5,034	$1,157	$25,612
Net product revenues	2,774	852	321	205	4,152
Net revenues and financial income	16,305	6,742	5,355	1,362	29,764

Local operating expenses	(14,507)	(5,461)	(3,428)	(1,146)	(24,542)
Depreciation and amortization	(380)	(285)	(84)	(42)	(791)
Total segment costs	(14,887)	(5,746)	(3,512)	(1,188)	(25,333)
Direct contribution	1,418	996	1,843	174	4,431
Operating expenses and indirect costs of net revenues and financial expenses					(2,461)
Income from operations					1,970
Other income (expenses):
Interest income and other financial gains, net					112
Interest expense and other financial losses					(185)
Foreign currency losses, net					(111)
Net income before income tax expense					$1,786

	Nine Months Ended September 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$9,006	$3,878	$4,130	$746	$17,760
Net product revenues	1,558	501	220	95	2,374
Net revenues and financial income	10,564	4,379	4,350	841	20,134

Local operating expenses	(8,730)	(3,417)	(2,409)	(690)	(15,246)
Depreciation and amortization	(276)	(172)	(60)	(35)	(543)
Total segment costs	(9,006)	(3,589)	(2,469)	(725)	(15,789)
Direct contribution	1,558	790	1,881	116	4,345
Operating expenses and indirect costs of net revenues and financial expenses					(2,033)
Income from operations					2,312
Other income (expenses):
Interest income and other financial gains, net					130
Interest expense and other financial losses					(110)
Foreign currency losses, net					(274)
Net income before income tax expense					$2,058
18 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Three Months Ended September 30, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$4,952	$2,120	$1,710	$423	$9,205
Net product revenues	1,049	309	108	79	1,545
Net revenues and financial income	6,001	2,429	1,818	502	10,750

Local operating expenses	(5,384)	(1,979)	(1,176)	(442)	(8,981)
Depreciation and amortization	(138)	(104)	(29)	(15)	(286)
Total segment costs	(5,522)	(2,083)	(1,205)	(457)	(9,267)
Direct contribution	479	346	613	45	1,483
Operating expenses and indirect costs of net revenues and financial expenses					(807)
Income from operations					676
Other income (expenses):
Interest income and other financial gains, net					55
Interest expense and other financial losses					(58)
Foreign currency losses, net					(72)
Net income before income tax expense					$601

	Three Months Ended September 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net service revenues and financial income	$3,374	$1,460	$1,371	$271	$6,476
Net product revenues	635	191	70	37	933
Net revenues and financial income	4,009	1,651	1,441	308	7,409

Local operating expenses	(3,439)	(1,279)	(848)	(252)	(5,818)
Depreciation and amortization	(95)	(67)	(21)	(13)	(196)
Total segment costs	(3,534)	(1,346)	(869)	(265)	(6,014)
Direct contribution	475	305	572	43	1,395
Operating expenses and indirect costs of net revenues and financial expenses					(671)
Income from operations					724
Other income (expenses):
Interest income and other financial gains, net					49
Interest expense and other financial losses					(35)
Foreign currency losses, net					(102)
Net income before income tax expense					$636
The following table summarizes net revenues and financial income per reporting segment, which have been disaggregated by similar products and services for the nine and three-month periods ended September 30, 2026 and 2025:
19 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	Nine Months Ended September 30,
	Brazil		Mexico		Argentina		Other Countries (6)		Total
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
	(In millions)
Commerce services (1)	$7,065	$4,876	$3,264	$2,334	$1,590	$1,272	$751	$505	$12,670	$8,987
Commerce product sales (2)	2,750	1,536	834	485	318	217	199	91	4,101	2,329
Total commerce revenues	9,815	6,412	4,098	2,819	1,908	1,489	950	596	16,771	11,316
Financial services and income (3)	2,664	1,997	1,041	599	2,156	1,938	371	232	6,232	4,766
Credit revenues (4)	3,802	2,133	1,585	945	1,288	920	35	9	6,710	4,007
Fintech product sales (5)	24	22	18	16	3	3	6	4	51	45
Total fintech revenues	6,490	4,152	2,644	1,560	3,447	2,861	412	245	12,993	8,818
Total net revenues and financial income	$16,305	$10,564	$6,742	$4,379	$5,355	$4,350	$1,362	$841	$29,764	$20,134

	Three Months Ended September 30,
	Brazil		Mexico		Argentina		Other Countries (6)		Total
	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
	(In millions)
Commerce services (1)	$2,618	$1,789	$1,150	$864	$571	$426	$274	$179	$4,613	$3,258
Commerce product sales (2)	1,041	627	303	185	107	69	77	35	1,528	916
Total commerce revenues	3,659	2,416	1,453	1,049	678	495	351	214	6,141	4,174
Financial services and income (3)	953	746	384	233	701	616	134	88	2,172	1,683
Credit revenues (4)	1,381	839	586	363	438	329	15	4	2,420	1,535
Fintech product sales (5)	8	8	6	6	1	1	2	2	17	17
Total fintech revenues	2,342	1,593	976	602	1,140	946	151	94	4,609	3,235
Total net revenues and financial income	$6,001	$4,009	$2,429	$1,651	$1,818	$1,441	$502	$308	$10,750	$7,409
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
(6) Revenues from external customers in the U.S. amounted to $59 million and $22 million for the nine and three-month periods ended September 30, 2026, respectively, and $33 million and $13 million for the nine and three-month periods ended September 30, 2025, respectively.
The following table summarizes the allocation of property and equipment, net based on geography:

	September 30, 2026
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Property and equipment	$2,124	$1,728	$684	$18	$297	$4,851
Accumulated depreciation	(863)	(540)	(303)	(9)	(138)	(1,853)
Total property and equipment, net	$1,261	$1,188	$381	$9	$159	$2,998
20 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

	December 31, 2025
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Property and equipment	$1,583	$1,341	$552	$10	$241	$3,727
Accumulated depreciation	(644)	(403)	(250)	(8)	(119)	(1,424)
Total property and equipment, net	$939	$938	$302	$2	$122	$2,303
The following table summarizes the allocation of the operating lease right-of-use assets based on geography:

	September 30, 2026
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Right of use asset	$1,706	$1,632	$185	$4	$246	$3,773
Accumulated amortization	(376)	(341)	(54)	(2)	(68)	(841)
Total right of use asset, net	$1,330	$1,291	$131	$2	$178	$2,932

	December 31, 2025
	Brazil	Mexico	Argentina	U.S.	Other Countries	Total
	(In millions)
Right of use asset	$1,140	$1,347	$153	$4	$159	$2,803
Accumulated amortization	(262)	(243)	(44)	(1)	(52)	(602)
Total right of use asset, net	$878	$1,104	$109	$3	$107	$2,201
The following table summarizes the allocation of goodwill and intangible assets based on geography:

	September 30, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Goodwill and intangible assets	$95	$49	$23	$75	$242
Accumulated amortization	(17)	(5)	(9)	(28)	(59)
Total goodwill and intangible assets, net	$78	$44	$14	$47	$183

	December 31, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Goodwill and intangible assets	$101	$49	$23	$74	$247
Accumulated amortization	(12)	(5)	(8)	(26)	(51)
Total goodwill and intangible assets, net	$89	$44	$15	$48	$196
21 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 7. FAIR VALUE MEASUREMENT OF ASSETS AND LIABILITIES
Assets and liabilities measured and recorded at fair value on a recurring basis
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	Balances as of September 30, 2026	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)	Balances as of December 31, 2025	Quoted Prices in active markets for identical Assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)
	(In millions)
Cash and Cash Equivalents:
Money Market	$1,377	$1,377	$—	$—	$856	$856	$—	$—
U.S. government debt securities (1)	88	88	—	—	46	46	—	—
Foreign government debt securities (1)	20	20	—	—	16	16	—	—
Restricted Cash and Cash Equivalents:
Money Market (2)	210	210	—	—	259	259	—	—
Foreign government debt securities (1)	—	—	—	—	14	14	—	—
Investments:
U.S. government debt securities (1)	2,682	2,682	—	—	1,982	1,982	—	—
Foreign government debt securities (1) (3)	721	721	—	—	1,661	1,661	—	—
Corporate debt securities	500	500	—	—	399	399	—	—
Equity securities at fair value	79	79	—	—	59	59	—	—
Other Assets:
Derivative Instruments	60	—	60	—	41	—	41	—
USDC	—	—	—	—	3	3	—	—
Total Assets	$5,737	$5,677	$60	$—	$5,336	$5,295	$41	$—
Salaries and social security payable:
Long-term retention program	$113	$—	$113	$—	$176	$—	$176	$—
Other Liabilities:
Meli Dólar liability (1)	72	—	72	—	61	—	61	—
Derivative Instruments	173	—	173	—	83	—	83	—
Contingent consideration	8	—	—	8	4	—	—	4
Total Liabilities	$366	$—	$358	$8	$324	$—	$320	$4
(1) Measured at fair value with impact on the statement of income for the application of the fair value option. (See Note 2 – Summary of significant accounting policies – Fair value option applied to certain financial instruments).
(2) As of September 30, 2026 and December 31, 2025, includes $138 million and $206 million, respectively, of money market funds from securitization transactions. (See Note 3 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
(3) As of December 31, 2025, includes $8 million of investments from securitization transactions. (See Note 3 – Cash, cash equivalents, restricted cash and cash equivalents and investments).
22 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The Company’s assets and liabilities measured and recorded at fair value on a recurring basis were valued using i) Level 1 inputs: unadjusted quoted prices in active markets (Level 1 instrument valuations are obtained from observable inputs that reflect quoted prices (unadjusted) for identical assets in active markets); ii) Level 2 inputs: obtained from readily-available pricing sources for comparable instruments as well as instruments with inactive markets at the measurement date; and iii) Level 3 inputs: valuations based on unobservable inputs reflecting Company’s assumptions. The unobservable inputs of the fair value of contingent considerations classified as Level 3 refer to the amounts to be paid according to the agreement of an acquisition, the likelihood of achievement of the targets included in that arrangement (expected to be 100%), and the Company’s historical experience with similar arrangements. Reasonable variation on those unobservable inputs would not significantly change the fair value of those instruments. As of September 30, 2026 and December 31, 2025, the Company had not changed the methodology nor the assumptions used to estimate the fair value of the financial instruments.
There were no transfers to and from Levels 1, 2 and 3 during the nine-month period ended September 30, 2026, nor during the year ended December 31, 2025.
The Company’s election of the fair value option applies to: i) foreign government debt securities, ii) U.S. government debt securities and iii) Meli Dólar liability. The Company recognized fair value changes of foreign and U.S. government debt securities, which include the related interest income of those instruments, in net service revenues and financial income if it is related to Mercado Pago’s operations or in interest income and other financial gains, net if not. Such fair value changes and interest income amount to gains of $111 million and $37 million, and $381 million and $120 million in net service revenues and financial income for the nine and three-month periods ended September 30, 2026 and 2025, respectively, and $25 million and $3 million, and $64 million and $22 million in interest income and other financial gains, net for the nine and three-month periods ended September 30, 2026 and 2025, respectively. The Meli Dólar liability has not presented changes in its fair value for the nine-month periods ended September 30, 2026 and 2025.
As of September 30, 2026 and December 31, 2025, the amortized cost of the Company’s investment in corporate debt securities classified as available for sale amounted to $507 million and $392 million, respectively, and the estimated fair value amounted to $500 million and $399 million, respectively. The cost of these securities is determined under a specific identification basis. As of September 30, 2026 and December 31, 2025, the gross unrealized gains accumulated amounted to $1 million and $7 million, respectively, and as of September 30, 2026 the gross unrealized loss accumulated amounted to $8 million. For the nine and three-month periods ended September 30, 2026 and 2025, the proceeds from sales of corporate debt securities amounted to $60 million and $23 million, and $43 million and $6 million, respectively.
The following table summarizes the net carrying amount of the corporate debt securities classified as available for sale, classified by its contractual maturities:

	September 30, 2026	December 31, 2025
	(In millions)
One year or less	$71	$54
One year to two years	159	73
Two years to three years	134	145
Three years to four years	102	99
Four years to five years	34	28
Total available for sale investments	$500	$399
The following table summarizes the net carrying amount of the debt securities not classified as available for sale (U.S. and foreign government debt securities), classified by its contractual maturities or Management’s expectation to convert the investments into cash:

	September 30, 2026	December 31, 2025
	(In millions)
One year or less	$2,620	$2,412
One year to two years	84	174
Two years to three years	160	168
Three years to four years	68	385
Four years to five years	476	248
More than five years	103	332
Total debt securities not classified as available for sale	$3,511	$3,719
23 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Financial assets and liabilities not measured and recorded at fair value
The following table summarizes the estimated fair value of the financial assets and liabilities of the Company not measured at fair value as of September 30, 2026 and December 31, 2025:

	Balances as of September 30, 2026	Estimated fair value as of September 30, 2026	Balances as of December 31, 2025	Estimated fair value as of December 31, 2025
	(In millions)
Cash and cash equivalents	$2,677	$2,677	$2,752	$2,752
Restricted cash and cash equivalents	14,349	14,349	9,594	9,594
Investments	630	630	239	239
Accounts receivables, net	439	439	369	369
Credit card receivables and other means of payment, net	9,200	9,200	7,046	7,046
Loans receivable, net (1)	13,040	12,962	9,365	9,166
Other assets	199	199	300	300
Total Assets	$40,534	$40,456	$29,665	$29,466
Accounts payable and accrued expenses	$6,231	$6,231	$4,502	$4,502
Funds payable to customers	17,400	17,400	13,029	13,029
Amounts payable due to credit and debit card transactions	5,629	5,629	3,771	3,771
Salaries and social security payable	921	921	740	740
Loans payable and other financial liabilities	13,074	12,947	9,063	9,014
Other liabilities	449	449	340	340
Total Liabilities	$43,704	$43,577	$31,445	$31,396
(1) Includes loans receivable held for sale. See Note 4 – Loans receivable, net.
As of September 30, 2026 and December 31, 2025, the carrying value of the Company’s investment in foreign debt securities held to maturity amounted to $169 million and $146 million, respectively, and its contractual maturity is less than a year.
As of September 30, 2026 and December 31, 2025, the carrying value of the Company’s financial assets with determinable fair value (except for loans receivable) not measured at fair value approximated their fair value mainly because of their short-term maturity. If these financial assets were measured at fair value in the financial statements, cash and cash equivalents and restricted cash and cash equivalents would be classified as Level 1 (where cost and fair value are aligned), foreign debt securities held to maturity would be classified as Level 3 and the remaining financial assets would be classified as Level 2. The estimated fair value of the loans receivable would be classified as Level 3 based on the Company’s assumptions.
As of September 30, 2026 and December 31, 2025, the carrying value of the Company’s financial liabilities (except for the 3.125% Notes due 2031 (the “2031 Notes”), the 4.900% Notes due 2033 (the "2033 Notes") and the 5.850% Notes due 2036 (the "2036 Notes")) not measured at fair value approximated their fair value mainly because of their short-term maturity or because the effective interest rates are not materially different from market interest rates. If these financial liabilities were measured at fair value in the financial statements, these would be classified as Level 2. As of September 30, 2026 and December 31, 2025, the estimated fair value of the 2031 Notes would have been $478 million and $501 million, respectively, which is based on Level 2 inputs. As of September 30, 2026 and December 31, 2025, the estimated fair value of the 2033 Notes would have been $702 million and $726 million, respectively, which is based on Level 2 inputs. As of September 30, 2026, the estimated fair value of the 2036 Notes would have been $946 million, which is based on Level 2 inputs.

NOTE 8. COMMITMENTS AND CONTINGENCIES
Litigation and Other Legal Matters
The Company is subject to certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it considers that future costs will probably be incurred and such costs can be reasonably estimated. Proceeding-related liabilities are based on developments to date and historical information related to actions filed against the Company. As of September 30, 2026, the Company had accounted for estimated liabilities involving proceeding-related contingencies and other estimated contingencies of $179 million (net of judicial deposits) within non current other liabilities to cover legal actions against the Company for which Management has assessed the likelihood of a final adverse outcome as probable. Expected legal costs related to litigations are accrued when the legal service is actually provided.
24 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

In addition, as of September 30, 2026, the Company and its subsidiaries are subject to certain legal actions considered by the Company’s Management and its legal counsels to be reasonably possible of resulting in a loss for an estimated aggregate amount up to $768 million. No loss amounts have been accrued for such reasonably possible legal actions.
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
Regarding the writ of mandamus filed by the Brazilian subsidiaries Mercadolivre.com Atividades de Internet Ltda. (which was absorbed by merger into Mercado Livre Brasil Ltda.), Mercado Livre Brasil Ltda. (known as eBazar.com.br Ltda. until July 1, 2026 when it changed its corporate name) and Mercado Pago Instituição de Pagamento Ltda., relating to the intercompany IT support services agreements under the Brazil-Argentina Double Taxation Convention to prevent double taxation as amended in 2017, on July 16, 2026, the Federal Regional Court of the Third Region denied the Company’s Appeal. On July 30, 2026 the Company filed a motion for clarification, which was denied on October 22, 2026. The court’s decision regarding the motion for clarification is currently pending publication and afterwards will be appealed. Considering the new cases regarding the IT support and management services agreements explained in the following paragraph, the Company has not made any further payments in this case. According to the current stage of the case, the Company maintains the provision considering a 15% rate.
In the writ of mandamus filed in October 2024 by Mercado Livre Brasil Ltda., Mercado Pago Instituição de Pagamento Ltda. and Mercado Pago Corretora de Seguros Ltda. regarding the intercompany management services agreements, in which a favorable first-instance decision was rendered on December 9, 2025, the first-instance court rejected, in July 2026, the Company’s motion for clarification. In August 2026, both the Company and the federal government filed appeals, which are pending before the Federal Regional Court of the Third Region. The Company maintains the provision considering a 15% rate.
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
In the case filed by Mercado Crédito Sociedade de Crédito, Financiamento e Investimento S.A., the preliminary injunction requested to halt the tax collection without collateral was denied. Consequently, the subsidiary makes judicial deposits to secure the claim. On July 21, 2026 the Federal Regional Court of the Third Region denied the request for interim relief on appeal, and on July 30, 2026 the first-instance court denied the writ of mandamus. The Company appealed in August 2026, and the appeal is pending. In the other case, involving Mercado Livre Brasil Ltda., Mercado Pago Corretora de Seguros Ltda. and Mercado Pago Instituição de Pagamento Ltda., the preliminary injunction was denied on July 29, 2026 and, in September 2026, the court partially granted the Company’s motion to clarify that the intercompany contract was not sufficient to prove the services have no transfer of technology. The case is pending first-instance judgment. Following the denial of the injunction, these subsidiaries have started making judicial deposits of the amounts under dispute at a 10% rate.
Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the cases is probable based on the technical merits of the Company’s tax position and the existence of adverse decisions issued by the Superior Court of Justice (“STJ”). For that reason, the Company has recorded a provision for the disputed amounts, which was $664 million as of September 30, 2026, and which was recorded in non-current other liabilities in the consolidated balance sheets, presented net of the corresponding judicial deposits for $625 million (which includes $157 million of interest income). The differential rate for the new cases, which is considered reasonably possible but not probable, amounts to $6 million as of September 30, 2026. Accordingly, the Company has not recorded any expense or liability for the latter disputed amounts.
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
In June, 2025, the STJ ruled against the Company on the Special Appeal relating to one of the cases related to the Distrito Federal (where the risk of losing had been considered probable). In June, 2026, the Distrito Federal withdrew the funds previously deposited by the Company (which amounted to less than $1 million). The other case whose risk of losing is assessed as probable pending as of December 31, 2025 had no updates during the nine-month period ended September 30, 2026. The Company maintains a $2 million provision as of September 30, 2026 for the disputed amounts related to the ongoing case where the risk of losing is considered by Management to be probable, based on the opinion of external legal counsel, which are presented net of the corresponding judicial deposits of $2 million.
Interstate rate of ICMS-DIFAL over fixed assets
The writ of mandamus related to the interstate rate of ICMS-DIFAL over fixed assets is described in Note 14 to the consolidated financial statements in the Company’s 2025 10-K. In June 2026, the STJ ruled against taxpayers in the landmark case under Theme 1369. The STJ determined that Supplementary Law No. 87/1996 (Lei Kandir) provides a sufficient legal basis for the collection of the ICMS-DIFAL on interstate transactions involving goods acquired for consumption or fixed assets. In August 2026, based on the aforementioned decision, which was published in July 2026, and on the opinion of external legal counsel, Management reassessed the risk of losing the cases as probable for the whole period under dispute, including the period between January 1, 2022 and April 4, 2022, previously assessed as reasonably possible. The Company has recorded liabilities for the disputed amounts, which arise to $4 million as of September 30, 2026, and which are presented net of the corresponding judicial deposits of $3 million.
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
On June 11, 2026, the lower court rendered a favorable decision recognizing the Company’s right to exclude ICMS tax benefits from its calculation basis. The decision also enjoined the tax authorities from engaging in collection activities or imposing penalties regarding this matter, and declared the Company’s right to offset or seek reimbursement for amounts previously paid. Subsequently, on June 16, 2026, the federal government filed an appeal against the ruling. On June 19, 2026, the Company filed a motion for clarification to address specific omissions in the judgment which remains pending judgment. Specifically, the motion seeks to clarify (i) the Company's request to be exempted from reporting such deemed tax credits in ancillary tax obligations (DIRBI), and (ii) the specific applicability and impact of Law No. 14,789/2023 on the ruling.
Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing the case remains not more likely than not based on the technical merits of the Company’s tax position. Accordingly, the Company has not recorded any expense or liability for the disputed amounts. As of September 30, 2026, the total disputed amount was $187 million.
Regarding the two writs of mandamus filed by the Company related to the exclusion of ICMS presumed credits from the PIS and COFINS tax bases (the writ filed in 2023, which was stayed pending the final ruling on Theme 843, and the writ related to Law 14,789 from January 2024 onwards), on October 7, 2026, the Brazilian Supreme Court (“STF”) concluded the judgment of Theme 843, ruling that the inclusion of ICMS presumed credits in the PIS and COFINS tax bases is incompatible with the federal constitution. The STF did not address the modulation of the effects of the decision, which may be raised in motions for clarification, and the final decision has not yet been published. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing these cases is reasonably possible but not probable. Accordingly, the Company has not recorded any expense or liability for the disputed amounts. As of September 30, 2026, the total disputed amount was $16 million for the case related to the period before Law 14,789 (until December 2023) and $51 million for the case under Law 14,789 (from January 2024 onwards).
Services Tax exclusion in the tax base of the Federal Contributions (PIS/COFINS)
The tax claim related to the exclusion of the Municipal Service Tax (“ISS”) in the tax base of the Federal Contributions (PIS/COFINS) is described in Note 14 to the consolidated financial statements in the Company’s 2025 10-K.
On October 21, 2026, the STF concluded the judgment of Theme 118, ruling that the ISS must be excluded from the PIS and COFINS tax bases, in a decision with binding effect. The final decision has not yet been published, and motions for clarification may still be filed.
26 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

As of September 30, 2026, the Company had recognized a provision of $96 million related to this matter. In light of the STF’s ruling, the Company is reassessing the likelihood of the contingency as of the issuance date of these interim condensed consolidated financial statements. No judicial deposits had been made related to this case.
Exclusion of bonuses paid by suppliers from the tax base of the Federal Contributions (PIS/COFINS)
On August 18, 2026, the Brazilian subsidiary Mercado Livre Brasil Ltda. filed a writ of mandamus against the federal government to exclude bonuses paid by its suppliers (such as funds for commercial strategies, reimbursement for obsolescence of goods or price support) from the PIS and COFINS tax bases. The claim was filed considering that, at the time, the STJ had set a trial date for a related leading case (Theme 1412), which was removed from the court’s agenda in August 2026 and on October 21, 2026 was again set to trial, expected to happen on November 11, 2026. Management’s opinion, based on the opinion of external legal counsel, is that the risk of losing this case is reasonably possible but not probable. Accordingly, the Company has not recorded any expense or liability for the disputed amount. As of September 30, 2026, the total disputed amount was $94 million.

Buyer protection program
The buyer protection program (“BPP”) is designed to protect buyers from losses due primarily to fraud or counterparty non-performance. The BPP covers (i) all transactions completed through the Company's Marketplace executed via the Company’s online payment solution Mercado Pago, under which consumers may be reimbursed for the total value of a purchased item and the value of any shipping service paid if it does not arrive, arrives incomplete or damaged, does not match the seller’s description or if the buyer regrets the purchase; and (ii) transactions completed through the Company’s online payment solution Mercado Pago on third-party websites outside of the Marketplace where the purchased item is not received by the buyer, in each case subject to certain excluded categories and eligibility conditions. The Company is entitled to recover from the third-party carrier companies performing the shipping service certain amounts paid under the BPP. Furthermore, in some specific circumstances, the Company enters into insurance contracts with third-party insurance companies in order to cover contingencies that may arise from the BPP.
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
As of September 30, 2026 and December 31, 2025, Management’s estimate of the maximum potential exposure related to the Company’s buyer protection program is $9,182 million and $7,953 million, respectively, for which the Company recorded a provision of $22 million and $19 million, respectively.

Commitments
The Company has signed two and five-year agreements with certain providers, pursuant to which the Company committed to purchase cloud platform and other technology services (including artificial intelligence capabilities) for a total minimum aggregate purchase commitment of $3,522 million. As of September 30, 2026, the remaining purchase commitment is $1,695 million.
The Company has signed a ten-year agreement with Gol Linhas Aereas S.A. under which the Company committed to contract a minimum amount of air logistics services for a total cost of $378 million (portion allocated to the services component of the agreement). As of September 30, 2026, the remaining purchase commitment is $263 million.
As of September 30, 2026, the Company has lease agreements for new warehouses in Brazil, Mexico, Argentina and Chile, for a total amount of $2,116 million, that have not yet commenced. Lease terms under the agreements are between 2 to 16 years.
The Company has unconditional purchase obligations related to capital expenditures for a total amount of $34 million. As of September 30, 2026, the remaining purchase commitment is $1 million.
The Company has signed lease agreements for the rental of vehicles to be used for its shipping activity in Brazil, which have been subsequently subleased to certain third-party carriers. The Company remains secondarily liable for the entire term of the lease agreements. The estimated maximum potential amount of future payments (undiscounted) that the Company could be required to make under the contracts, which have an average remaining lease term of 38 months, arises to $441 million as of September 30, 2026, which may possibly be recovered from the carriers. No provision has been recorded in relation to these agreements.
27 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 9. LONG TERM RETENTION PROGRAM
The following table summarizes the long term retention program accrued compensation expense for the nine and three-month periods ended September 30, 2026 and 2025, which are payable in cash according to the decisions made by the Board of Directors (the “Board”):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
LTRP 2019	$—	$2	$—	$—
LTRP 2020	3	24	—	5
LTRP 2021	17	21	5	5
LTRP 2022	28	37	8	10
LTRP 2023	47	62	14	15
LTRP 2024	42	53	12	13
LTRP 2025	48	53	14	16
LTRP 2026	50	—	17	—
Total LTRP	$235	$252	$70	$64
28 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

NOTE 10. LOANS PAYABLE AND OTHER FINANCIAL LIABILITIES
The following tables summarize the Company’s Loans payable and other financial liabilities as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In millions)
Loans from banks	$1,690	$909
Secured lines of credit	231	239
Financial Bills and Deposit Certificates	2,354	1,700
Commercial Notes	231	143
Finance lease liabilities	51	48
Collateralized debt	1,982	1,039
2026 Sustainability Notes	—	367
2031 Notes	4	8
2033 Notes	8	2
2036 Notes	2	—
Promissory Notes	325	127
Other lines of credit	31	41
Current loans payable and other financial liabilities	$6,909	$4,623

Loans from banks	$671	$627
Secured lines of credit	2	1
Financial Bills and Deposit Certificates	765	582
Commercial Notes	355	198
Finance lease liabilities	65	82
Collateralized debt	2,182	1,813
2031 Notes	533	533
2033 Notes	734	733
2036 Notes	972	—
Other lines of credit	2	1
Non-Current loans payable and other financial liabilities	$6,281	$4,570

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	September 30, 2026	December 31, 2025
					(In millions)
Loans from banks:
Chilean Subsidiaries	Chilean Pesos	Fixed	5.40%	October 2026 - August 2027	$315	$246
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.25% - 0.39%	December 2026 - January 2027	56	51
Brazilian Subsidiaries (1)	US Dollar	Fixed	5.01%	October 2026 - September 2027	420	332
Brazilian Subsidiaries (1)	Euros	Fixed	4.02%	November 2026 - September 2027	246	154
Brazilian Subsidiary	Brazilian Reais	Variable	TJLP + 0.80%	October 2026 - May 2031	18	20
Mexican Subsidiaries	Mexican Pesos	Variable	TIIE + 1.55% - 2.60%	October 2026 - March 2030	952	636
29 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Type of instrument	Currency	Interest	Weighted Average Interest Rate	Maturity	September 30, 2026	December 31, 2025
Mexican Subsidiary	Mexican Pesos	Variable	TIIE F + 1.20%	October 2026 - March 2027	166	—
Uruguayan Subsidiary	Uruguayan Pesos	Fixed	5.83%	October 2026 - February 2027	88	97
Argentine Subsidiary	Argentine Pesos	Fixed	22.45%	October 2026 - August 2027	100	—

Secured lines of credit:
Argentine Subsidiaries (2)	Argentine Pesos	Fixed	25.37%	October 2026	97	100
Mexican Subsidiary	Mexican Pesos	Fixed	10.03%	October 2026 - July 2027	6	8
Brazilian Subsidiary	Euros	Fixed	3.26%	December 2026	130	132

Financial Bills and Deposit Certificates:
Brazilian Subsidiary	Brazilian Reais	Variable	CDI + 0.21% - 0.68%	October 2026 - October 2029	2,109	894
Brazilian Subsidiary	Brazilian Reais	Variable	95.9% to 125.0% of CDI	October 2026 - October 2029	974	1,366
Brazilian Subsidiary	Brazilian Reais	Fixed	13.00% - 15.28%	October 2026 - October 2029	36	22

Commercial Notes:
Brazilian Subsidiary	Brazilian Reais	Variable	DI + 0.88%	October 2026 - August 2027	71	69
Brazilian Subsidiary	Brazilian Reais	Variable	IPCA + 6.41%	October 2026 - August 2029	149	136
Argentine Subsidiary	Argentine Pesos	Variable	TAMAR + 2.50% - 4.25%	August 2026 - August 2027	137	38
Argentine Subsidiary	Argentine Pesos	Fixed	28.00%	November 2026	22	—
Argentine Subsidiary	US Dollar	—	—	—	—	98
Mexican Subsidiary	Mexican Pesos	Variable	TIIE F + 1.30%	October 2026 - September 2029	58	—
Mexican Subsidiary	Mexican Pesos	Fixed	10.54%	March 2027 - September 2031	149	—

Finance lease liabilities					116	130
Collateralized debt					4,164	2,852
2026 Sustainability Notes					—	367
2031 Notes	US Dollar	Fixed	3.125%	January 2027 - January 2031	537	541
2033 Notes	US Dollar	Fixed	4.900%	January 2027 - January 2033	742	735
2036 Notes	US Dollar	Fixed	5.850%	March 2027 - September 2036	974	—
Promissory Notes	Argentine Pesos	Fixed	26.28%	October - December 2026	325	127
Other lines of credit					33	42
					$13,190	$9,193
(1) The carrying amount includes the effect of the derivative instruments that qualified for fair value hedge accounting. See Note 13 – Derivative instruments for further detail.
(2) As of September 30, 2026, includes $17 million secured by a compensating balance agreement signed by MercadoLibre S.R.L.
See Note 11 – Securitization transactions and Note 12 – Leases to these unaudited interim condensed consolidated financial statements for details regarding the Company’s collateralized debt securitization transactions and finance lease obligations, respectively.
30 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

Senior Notes
Senior Notes Due 2026
On January 14, 2021, the Company issued $400 million aggregate principal amount of 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”). The 2026 Sustainability Notes matured on January 14, 2026; the total outstanding principal and interest, totaling $367 million, was fully repaid that month.
Senior Notes Due 2031 and 2033
On January 14, 2021, the Company issued $700 million aggregate principal amount of the 2031 Notes. On December 9, 2025, the Company issued $750 million aggregate principal amount of the 2033 Notes (together with the 2031 Notes, the "Notes").
Certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) fully and unconditionally guarantee the payment of principal, premium, if any, interest, and all other amounts in respect of the 2031 Notes, the 2033 Notes and the 2036 Notes (as defined below) (the “Subsidiary Guarantees”). The initial Subsidiary Guarantors were MercadoLibre S.R.L., Ibazar.com Atividades de Internet Ltda., Mercado Livre Brasil Ltda., Mercado Envios Servicos de Logistica Ltda., Mercado Pago Instituição de Pagamento Ltda (formerly known as “MercadoPago.com Representações Ltda.”), MercadoLibre Chile Ltda., MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico (formerly known as “MercadoLibre, S. de R.L. de C.V.”), DeRemate.com de México, S. de R.L. de C.V. and MercadoLibre Colombia Ltda. On October 27, 2021, MercadoLibre, S.A. de C.V., Institución de Fondos de Pago Electrónico became an excluded subsidiary pursuant to the terms of the Notes and it was released from its Subsidiary Guaranty. On October 27, 2021, MP Agregador, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes. On July 1, 2022 and October 1, 2022, Ibazar.com Atividades de Internet Ltda. and Mercado Envios Servicos de Logistica Ltda. were merged into Mercado Livre Brasil Ltda., respectively. On May 2, 2025, as a result of the spin-off of DeRemate.com de México, S. de R.L. de C.V. completed in January 2025 (the “DeRemate Spinoff”), MPFS, S. de R.L. de C.V. became a Subsidiary Guarantor under the Notes. On April 28, 2026, Mercado Pago Instituição de Pagamento Ltda. was released from its Subsidiary Guaranty pursuant to the terms of the indenture governing the Notes. On September 30, 2026, MPFS, S. de R.L. de C.V. was released from its Subsidiary Guaranty pursuant to the terms of the indenture governing the Notes.
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
During the nine and three-month periods ended September 30, 2026, the Company did not repurchase any Notes.
For additional information regarding the Notes please refer to Note 16 to the audited consolidated financial statements for the year ended December 31, 2025, contained in the Company’s 2025 10-K.
Senior Notes Due 2036
On September 14, 2026, the Company issued $1,000 million aggregate principal amount of the 2036 Notes. The payment of principal, premium, if any, interest, and all other amounts in respect of the 2036 Notes is fully and unconditionally guaranteed, jointly and severally, on an unsecured basis, by the Subsidiary Guarantors. The Company will pay interest on the 2036 Notes semi-annually on March 14 and September 14 of each year, commencing on March 14, 2027. The 2036 Notes will mature on September 14, 2036. Also, the Company capitalized $6 million of debt issuance costs and had $21 million of debt discount, which are amortized during the term of the 2036 Notes.
The 2036 Notes rank equally in right of payment with all of the Company’s other existing and future senior unsecured debt obligations. Each Subsidiary Guarantee will rank equally in right of payment with all of the Subsidiary Guarantor’s other existing and future senior unsecured debt obligations, except for statutory priorities under applicable local law.
During the nine and three-month periods ended September 30, 2026, the Company did not repurchase any 2036 Notes.
Revolving Credit Agreement
On September 27, 2024, the Company entered into a $400 million amended and restated revolving credit agreement (the “Amended and Restated Revolving Credit Agreement”) with the lenders party thereto, Citibank, N.A., as administrative agent, and the Company’s subsidiaries MercadoLibre S.R.L., Mercado Livre Brasil Ltda., Mercado Pago Instituição de Pagamento Ltda., DeRemate.com de Mexico S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda., and MercadoLibre Colombia Ltda. as initial guarantors. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by certain subsidiaries of the Company. On July 23, 2025, as a result of the DeRemate Spinoff, MPFS, S. de R.L. de C.V. became a guarantor under the Amended and Restated Credit Agreement in accordance with its terms. On April 28, 2026, Mercado Pago Instituição de Pagamento Ltda. was released from its guarantee pursuant to the terms of the Amended and Restated Credit Agreement. On September 30, 2026, MPFS, S. de R.L. de C.V. was released from its guarantee pursuant to the terms of the Amended and Restated Credit Agreement.
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
As of September 30, 2026, no amounts have been borrowed under the facility.

32 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

International Finance Corporation Loan Agreement
On November 4, 2026, Mercado Livre Brasil Ltda. (“MELI Brasil”) and Mercado Pago Instituição de Pagamento Ltda. (“Mercado Pago” and, together with MELI Brasil, the “Borrowers”), each a subsidiary of the Company, each entered into a loan agreement with International Finance Corporation (“IFC”) (together, the “IFC Loan Agreements”). The IFC Loan Agreements provide for senior unsecured term loans in an aggregate principal amount of $735 million, allocated equally between the Borrowers. The loans consist of: (i) loans funded by IFC in an aggregate amount of $250 million ("A") and (ii) loans in an aggregate amount of $485 million, funded by participating financial institutions, for which IFC acts as lender of record ("B"). The A loans mature 5 years, and the B loans 3 years, after their respective first disbursements, and each is repayable in a single installment at maturity. The proceeds will be used to finance the early settlement of credit card receivables of micro, small and medium-sized businesses in Brazil’s Amazon Region, originated in transactions processed by Mercado Pago.
The loans bear interest at six-month Term SOFR plus 1.05% per annum, payable semi-annually. On the date that is three years after the first A loan disbursement, the spread on the A loans will be adjusted once, upward or downward by 0.15% per annum per notch based on any downgrade or upgrade of the Company’s credit rating from its June 2026 level. The Borrowers may prepay the loans, in whole or in part, on not less than 30 days’ notice, with partial prepayments in a minimum amount of $50 million. Voluntary prepayments are subject to a prepayment premium interpolated on the remaining time to final maturity, ranging from 0.50% (five years or more) down to 0% (one year or less), plus unwinding costs if made other than on an interest payment date. The Borrowers will also pay customary commitment, front-end and other fees.
The Company has fully and unconditionally guaranteed each Borrower’s obligations under the IFC Loan Agreements, on an unsecured basis, under a parent company guarantee agreement with IFC (the “Guarantee”).
The IFC Loan Agreements and the Guarantee contain representations, warranties, covenants and events of default customary for financings of this type. These include limitations on liens, mergers and sale-and-leaseback transactions generally consistent with those in the indenture governing the 2036 Notes. They also include reporting and environmental, social and governance covenants. The events of default include cross-acceleration and judgment default provisions with a $200 million threshold. In addition, the Borrowers must prepay the loans upon a change of control accompanied by a rating downgrade. If an event of default occurs, IFC may accelerate the loans. The IFC Loan Agreements and the Guarantee are governed by New York law.
As of the date of this report, no amounts have been disbursed under the IFC Loan Agreements. The Borrowers expect the first disbursement to occur in November 2026.
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
The following table summarizes the Company’s collateralized debt under securitization transactions, as of September 30, 2026:

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	$98	CDI + 2.25%	Brazilian Reais	March 2027
Mercado Crédito I Brasil Fundo de Investimento Em Direitos Creditórios Não Padronizados	18	CDI + 5.25%	Brazilian Reais	June 2029
Mercado Crédito Fundo de Investimento Em Direitos Creditórios Não Padronizado	170	CDI + 2.50%	Brazilian Reais	March 2029
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	280	CDI + 1.75%	Brazilian Reais	August 2030
Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados	75	CDI + 4.75%	Brazilian Reais	August 2030
Mercado Crédito Estruturado Fundo De Investimento Em Direitos Creditórios	12	CDI + 4.50%	Brazilian Reais	November 2027
Seller Fundo De Investimento Em Direitos Creditórios	20	CDI + 1.60%	Brazilian Reais	November 2026
Seller Fundo De Investimento Em Direitos Creditórios	306	CDI + 0.85%	Brazilian Reais	May 2028
Seller II Fundo De Investimento Em Direitos Creditórios Segmento Meios De Pagamento De Resp Ltda	194	CDI + 0.85%	Brazilian Reais	July 2027
Seller III Fundo De Investimento Em Direitos Creditórios Segmento Meios De Pagamento De Resp Ltda	294	CDI + 0.65%	Brazilian Reais	February 2029
Seller III Fundo De Investimento Em Direitos Creditórios Segmento Meios De Pagamento De Resp Ltda	434	CDI + 0.63%	Brazilian Reais	September 2029
Mercado Crédito III Brasil FIDC Segmento Financeiro de Responsabilidade Limitada	77	CDI + 1.30%	Brazilian Reais	September 2029
34 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Mercado Crédito III Brasil FIDC Segmento Financeiro de Responsabilidade Limitada	15	CDI + 5.50%	Brazilian Reais	September 2029
Mercado Crédito XXXIX	2	TAMAR rates plus 100 basis points with a min 25% and a max 50%	Argentine Pesos	July - October 2026 (1)
Mercado Crédito XLIV	18	TAMAR rates plus 100 basis points with a min 17% and a max 55%	Argentine Pesos	December 2026 - February 2027 (1)
Mercado Crédito XLV	26	TAMAR rates plus 100 basis points with a min 17% and a max 55%	Argentine Pesos	January - May 2027 (1)
Mercado Crédito XLVI	60	TAMAR rates plus 100 basis points with a min 17% and a max 50%	Argentine Pesos	February - May 2027 (1)
Mercado Crédito XLVII	59	TAMAR rates plus 100 basis points with a min 17% and a max 50%	Argentine Pesos	March - August 2027 (1)
Mercado Crédito XLVIII	65	TAMAR rates plus 100 basis points with a min 17% and a max 50%	Argentine Pesos	April - August 2027 (1)
Mercado Crédito XLIX	72	TAMAR rates plus 100 basis points with a min 17% and a max 50%	Argentine Pesos	May - September 2027 (1)
Mercado Crédito L	77	TAMAR rates plus 100 basis points with a min 17% and a max 45%	Argentine Pesos	June - October 2027 (1)
Mercado Crédito LI	83	TAMAR rates plus 100 basis points with a min 15% and a max 45%	Argentine Pesos	June - September 2027 (1)
Mercado Crédito LII	68	TAMAR rates plus 100 basis points with a min 15% and a max 45%	Argentine Pesos	July - November 2027 (1)
Mercado Crédito LIII	62	TAMAR rates plus 100 basis points with a min 15% and a max 45%	Argentine Pesos	August - December 2027 (1)
Mercado Crédito LIV	79	TAMAR rates plus 100 basis points with a min 15% and a max 45%	Argentine Pesos	September 2027 - January 2028 (1)
Fideicomiso Irrevocable de Administración y Fuente de Pago F/6203	286	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.20%	Mexican Pesos	February 2031
Fideicomiso Irrevocable de Administración y Fuente de Pago 6189	233	The equilibrium interbank funding interest rate published by Banco de Mexico in the Diario Oficial plus 1.80%	Mexican Pesos	August 2029
Fideicomiso Irrevocable de Administración y Fuente de Pago Número F/6279	250	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.50%	Mexican Pesos	August 2027
Fideicomiso Irrevocable de Administración y Fuente de Pago F/6191	653	The equilibrium interbank interest rate published by Banco de Mexico in the Diario Oficial plus 2.20%	Mexican Pesos	June 2027
Frontal Trust Mercado Pago Créditos Fondo de Inversión	39	TAB 30 + 1.60%	Chilean Pesos	November 2029
Frontal Trust Mercado Pago Créditos Fondo de Inversión	6	TAB 30 + 3.90%	Chilean Pesos	November 2029
35 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

SPEs	Collateralized debt (In millions)	Interest rate	Currency	Maturity
Frontal Trust Mercado Pago Créditos Fondo de Inversión	33	TAB 30 + 4.25%	Chilean Pesos	November 2029
	$4,164
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
During the third quarter of 2026, the Company amended the terms of two SPEs in Mexico and one in Brazil. Fideicomiso Irrevocable de Administración y Fuente de Pago 6189 changed the reference interest rate from the equilibrium interbank interest rate (“TIIE”) to the equilibrium interbank funding interest rate (“TIIE de Fondeo”), reduced its interest rate spread from 2.55% to 1.80% and extended its maturity from April 2027 to August 2029. Additionally, Fideicomiso Irrevocable de Administración y Fuente de Pago F/6203 extended its maturity from November 2029 to February 2031. Finally, the Brazilian SPE Mercado Crédito II Brasil Fundo De Investimento Em Direitos Creditórios Nao Padronizados changed its maturity to August 2030.
The assets and liabilities of the SPEs through which the Company securitizes financial assets as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Assets	(In millions)
Current assets:
Cash and cash equivalents	$226	$—
Restricted cash and cash equivalents (1)	376	422
Loans receivable, net of allowances	3,389	2,632
Intercompany receivables	1,948	1,419
Total current assets	5,939	4,473
Non-current assets:
Long-term investments	—	8
Loans receivable, net of allowances	344	218
Total non-current assets	344	226
Total assets	$6,283	$4,699
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$2	$—
Loans payable and other financial liabilities	1,982	1,039
Intercompany liabilities	402	147
Total current liabilities	2,386	1,186
Non-current liabilities:
Loans payable and other financial liabilities	2,182	1,813
Total non-current liabilities	2,182	1,813
Total liabilities	$4,568	$2,999
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
Supplemental balance sheet information related to leases was as follows:

	September 30, 2026	December 31, 2025
	(In millions)
Operating Leases
Operating lease right-of-use assets	$2,932	$2,201

Operating lease liabilities	$2,964	$2,199

Finance Leases
Property and equipment, at cost	$245	$257
Accumulated depreciation	(141)	(126)
Property and equipment, net	$104	$131

Loans payable and other financial liabilities	$116	$130
The following table summarizes the weighted average remaining lease term and the weighted average incremental borrowing rate for operating leases and the weighted average discount rate for finance leases as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term
Operating leases	8 Years	8 Years
Finance leases	2 Years	3 Years

Weighted average discount rate (1)
Operating leases	10%	10%
Finance leases	14%	14%
(1) Includes discount rates of leases in local currency and U.S. dollar.
The components of lease expense were as follows:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Operating lease cost	$450	$308

Finance lease cost:
Depreciation of property and equipment	$40	$32
Interest on lease liabilities	13	9
Total finance lease cost	$53	$41
37 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The following table summarizes the fixed, future minimum rental payments, excluding variable costs, which are discounted by the Company’s incremental borrowing rates and internal rates of return to calculate the lease liabilities for the operating and finance leases, respectively:

Period Ending	Operating Leases	Finance Leases
	(In millions)
One year or less	$634	$64
One year to two years	622	45
Two years to three years	579	24
Three years to four years	536	5
Four years to five years	436	—
Thereafter	1,504	—
Total lease payments	4,311	138
Less imputed interest	(1,347)	(22)
Total	$2,964	$116

NOTE 13. DERIVATIVE INSTRUMENTS
Cash flow hedges
The Company uses foreign currency exchange contracts to hedge the foreign currency effects related to the forecasted purchase of MPOS devices in U.S. dollars, hosting, licenses, fraud prevention, LTRP expenses, air logistics services and lease payments, which are payable in U.S. dollars (or in local currency linked to the U.S. dollar exchange rate) owed by Brazilian and Mexican subsidiaries, whose functional currencies are the Brazilian Real and the Mexican Peso, respectively. The Company designated the foreign currency exchange contracts as cash flow hedges, the derivatives’ gain or loss is initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into the consolidated statements of income in the “Cost of net revenues and financial expenses,” “Product and technology development,” “Sales and marketing", “General and administrative expenses" and “Foreign currency losses, net” line items, in the same period the forecasted transaction affects earnings. As of September 30, 2026, the Company estimated that the whole amount of net derivative gains or losses related to its cash flow hedges included in accumulated other comprehensive loss will be reclassified into the consolidated statements of income within the next 12 months.
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
The Company also uses future contracts to hedge the interest rate exposure of its consumer, merchant and asset-backed loan portfolio originated in Brazil. In these cases, where the assets included in the portfolio share the same risk exposure, the Company designated the future contracts as fair value hedges under the portfolio layer method. The derivatives’ gain or loss is reported in the consolidated statements of income in the same line item as the change in the value of the financial assets due to the hedged risk. Accordingly, the Company unlocks its portfolio’s fixed-rate to mitigate the effect of interest rate fluctuations.
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
38 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The Company entered into certain foreign currency exchange contracts to hedge the foreign currency fluctuations related to commercial notes denominated in U.S. dollars issued by a certain Argentine subsidiary. As explained in Note 2 – Summary of significant accounting policies, the Company changed the functional currency for Argentine subsidiaries from Argentine Pesos to U.S. dollars under U.S. GAAP, as a consequence of hyperinflation status, so these transactions were not designated as hedges for accounting purposes, as no foreign exchange risk exists under U.S. GAAP related to U.S. dollar denominated commercial notes in Argentina.
Finally, as of September 30, 2026, the Company entered into swap contracts to hedge the interest rate fluctuation of a certain portion of its financial debt in one of its Brazilian subsidiaries. These transactions were not designated as hedges for accounting purposes.
The following table presents the notional amounts of the Company’s outstanding derivative instruments:

	Notional Amount as of
	September 30, 2026	December 31, 2025
	(In millions)
Designated as hedging instrument
Foreign exchange contracts	$1,484	$789
Cross currency swap contracts	775	611
Future contracts	804	328

Not designated as hedging instrument
Interest rate swap contracts	$123	$116
Foreign exchange contracts	139	100
Future contracts	7	—
Derivative instrument contracts
The fair values of the Company’s outstanding derivative instruments as of September 30, 2026 and December 31, 2025 were as follows:

Derivative instruments	Balance sheet location	September 30,	December 31,
		2026	2025
		(In millions)
Foreign exchange contracts designated as cash flow hedges	Other current assets	$13	$4
Interest rate swap contracts not designated as hedging instruments	Other current assets	23	14
Cross currency swap contracts designated as fair value hedge	Other current assets	—	4
Interest rate swap contracts not designated as hedging instruments	Other non-current assets	24	19
Cross currency swap contracts designated as fair value hedge	Other current liabilities	75	12
Interest rate swap contracts not designated as hedging instruments	Other current liabilities	30	23
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	—	7
Cross currency swap contracts designated as cash flow hedges	Other current liabilities	23	—
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	45	36
Interest rate swap contracts not designated as hedging instruments	Other non-current liabilities	—	5

39 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The effects of derivative contracts on the interim condensed consolidated statement of comprehensive income for the nine-month periods ended September 30, 2026 and 2025 were as follows:

	December 31, 2025	Amount of loss recognized in other comprehensive income	Amount of loss reclassified from accumulated other comprehensive loss	September 30, 2026
	(In millions)
Derivative contracts designated as cash flow hedges	$(30)	$(107)	$114	$(23)
	$(30)	$(107)	$114	$(23)

	December 31, 2024	Amount of loss recognized in other comprehensive income	Amount of loss reclassified from accumulated other comprehensive loss	September 30, 2025
	(In millions)
Derivative contracts designated as cash flow hedges	$5	$(68)	$15	$(48)
	$5	$(68)	$15	$(48)

The effect of the Company’s fair value hedge relationships over its fixed-rate financial debt on the interim condensed consolidated statements of income for the nine and three-month periods ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
	(In millions)		(In millions)
Cost of net revenues and financial expenses	$(24)	$(32)	$(8)	$(13)
Interest expense and other financial losses	(17)	—	(6)	—
Foreign currency losses, net	(38)	(46)	(2)	(16)
	$(79)	$(78)	$(16)	$(29)
The carrying amount of the hedged items for fair value hedges over its fixed-rate financial debt included in the “Loans payable and other financial liabilities” line items of the interim condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 was $666 million and $486 million, respectively.
The effects of the Company’s fair value hedge relationships over its fixed-rate financial debt on the interim condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of September 30, 2026 and December 31, 2025 are $3 million and less than $1 million, respectively, reducing the carrying value of the hedged debt as of September 30, 2026 and December 31, 2025.
The effect of the Company’s fair value hedge relationships over its fixed-rate loans receivable, net on the interim condensed consolidated statements of income for the nine and three-month periods ended September 30, 2026 was a net loss of $1 million and less than $1 million, respectively, and affected Net revenues and financial income. For the nine and three-month periods ended September 30, 2025 the effect of this hedge relationship was less than $1 million, for both periods.
The carrying amount of the hedged items for fair value hedges over its fixed-rate loans receivable, net included in the “Loans receivables, net of allowances” line items of the interim condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 was $656 million and $185 million, respectively.
The effects of the Company’s fair value hedge relationships over its fixed-rate loans receivable on the interim condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges as of September 30, 2026 and December 31, 2025 are less than $1 million and $2 million, respectively, increasing the carrying value of the hedged loans receivable as of September 30, 2026 and December 31, 2025.
40 | MercadoLibre, Inc.

MercadoLibre, Inc.
Notes to unaudited interim condensed consolidated financial statements

The effects of derivative contracts not designated as hedging instruments on the interim condensed consolidated statements of income for the nine and three-month periods ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
	(In millions)		(In millions)
Foreign exchange contracts not designated as hedging instruments recognized in Foreign currency losses, net	$13	$—	$—	$—
Interest rate contracts not designated as hedging instruments recognized in Interest expense and other financial losses	1	(1)	1	(2)
Foreign exchange contracts not designated as hedging instruments recognized in Interest expense and other financial losses	(24)	(2)	(3)	(1)
	$(10)	$(3)	$(2)	$(3)

41 | MercadoLibre, Inc.

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
■a discussion of our principal trends and results of operations for the nine and three-month periods ended September 30, 2026 and 2025;
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
42 | MercadoLibre, Inc.

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
Beyond facilitating Marketplace transactions, over the years we have expanded our array of Mercado Pago services to third parties outside Mercado Libre’s Marketplace. We began first by satisfying the growing demand for online-based payment solutions by providing merchants the necessary digital payment infrastructure for e-commerce to flourish in Latin America. We subsequently offered our payments processing services to merchants in the physical world through Point of Sales (“POS”) devices in Argentina, Brazil, Mexico and Chile, and QR codes in Argentina and Brazil.
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
43 | MercadoLibre, Inc.

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
In April 2026, the BACEN published a resolution that refines the scope of permitted international payment and transfer services (“eFX”) transactions, including transfers related to investments in financial and capital markets up to USD 10,000, and requires eFX service providers to obtain prior BACEN authorization. Notably, the resolution expressly prohibits the use of virtual assets, including stablecoins, as a form of payment, receipt, or settlement between the eFX provider and the foreign counterpart. As of the resolution’s effective date of October 1, 2026, Brazilian Mercado Pago entities had implemented the required obligations and are continuing to monitor sellers that are required to obtain BACEN authorization prior to May 2027.
Argentina
On February 5, 2026, the Central Bank of Argentina (“CBA”) issued Communication "A" 8398, extending the scope of the "Minimum Requirements for the Management and Control of Technology and Information Security Risks" (a framework originally applicable only to financial institutions) to Payment Service Providers (“PSPs”). The regulation establishes a mandatory compliance deadline of 180 calendar days from the issuance date, setting a target implementation date for August 2026. As of the date of this filing, the entire regulatory framework is fully enforceable and applicable to MercadoLibre S.R.L. and Mercado Pago Servicios de Procesamiento S.R.L. and the necessary adjustments to align their existing technology and information security controls with the new requirements have been substantially implemented.
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
On April 27, 2026, the Argentine Securities and Exchange Commission (“CNV”) issued Resolution No. 1130, introducing a new prudential framework applicable to Clearing and Settlement Agents ("ALyC"). The regulation establishes a new regulatory reporting regime on financial indicators, liquidity and leverage ratios, reporting obligations regarding proprietary foreign currency positions, and accounting guidelines for the calculation of such indicators. Subsequently, Resolution No. 1144 introduced technical amendments and clarifications to the framework, including the methodology for calculating certain indicators, reporting requirements and implementation deadlines. Mercado Pago Inversiones S.R.L., in its capacity as a registered ALyC, is subject to this framework and is currently complying with the new regulatory reporting obligations while monitoring compliance with the applicable prudential liquidity and leverage limits.
In June 2026, the CNV issued several resolutions as part of a broader regulatory reform introducing new automatic authorization regimes within the Argentine capital markets framework. The new regulations extend automatic authorization procedures to certain public offerings by issuers, Financial Trusts and Mutual Funds, replacing prior authorization requirements with a streamlined regulatory framework for eligible transactions and products. Following the enactment of these resolutions, Mercado Libre Group companies in Argentina have adapted their internal processes for the creation, launch and issuance of capital markets products to comply with the new regulatory regimes established by the CNV.
In September 2026, the CNV issued Resolution No. 1167, establishing a regulatory framework for Labor Assistance Funds (“FAL”) through Mutual Funds and Financial Trusts. The regulation sets out requirements for the establishment, administration and operation of these funds, including investment restrictions, reporting obligations, portability mechanisms and limits on fees and expenses. Mercado Pago Asset Management S.A., as a registered Mutual Fund Management Company, is currently working on the launch of a FAL Mutual Fund. Subsequently, Decree No. 1228/2026, published on October 20, 2026, postponed the effective date of the FAL regime from November 1, 2026, to December 1, 2026, and extended the minimum waiting period for the use of accumulated funds from six to twelve monthly contribution periods. On November 3, 2026, the CNV assigned the registration number to the FAL Mutual Fund.
44 | MercadoLibre, Inc.

Chile
On August 6, 2026, the CMF approved the application of Mercado Pago Operadora S.A to incorporate cross-border acquiring activities into its corporate purpose. As of the date of this filing, the company is completing the remaining formalization steps required under Article 127 of Law N° 18.046, including registration and publication of the certificate evidencing the approved amendment.
Uruguay
On May 7, 2026, the Board of the Central Bank of Uruguay ("CBU") authorized MercadoPago Uruguay S.R.L. to offer interest-bearing accounts through a partner. The product is available to individual customers.
On August 21, 2026, the CBU authorized MercadoPago Uruguay S.R.L. to offer the Prepaid Card to its customers. On October 1, 2026, the CBU also authorized MercadoPago Uruguay S.R.L. to incorporate the activity of Electronic Payment Processing Terminal Administrator, and to offer Mercado Pago Point, its payment processing terminal.
Bermuda
In August 2026, the Bermuda Monetary Authority (BMA) extended the Class M Digital Asset Business licenses held by Meli ISAC Ltd. and Meli ISA Ltd., both operating under Bermuda’s Digital Asset Business Act 2018, for an additional six-month period through February 18, 2027.

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
The following table sets forth the percentage of our consolidated net revenues and financial income by segment for the nine and three-month periods ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Three Months Ended September 30,
(% of total consolidated net revenues and financial income)	2026	2025	2026	2025
Brazil	54.8%	52.5%	55.8%	54.1%
Mexico	22.7	21.7	22.6	22.3
Argentina	18.0	21.6	16.9	19.4
Other Countries	4.6	4.2	4.7	4.2
Net revenues and financial income for the nine and three-month periods ended September 30, 2026 as compared to the same periods in 2025 are described in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues and financial income.”

Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies, Management estimates or accounting policies since the year ended December 31, 2025 and disclosed in the Company’s 2025 10-K under the heading “Critical Accounting Policies and Estimates.”

Results of operations for the nine and three-month periods ended September 30, 2026 compared to the nine and three-month periods ended September 30, 2025
The selected financial data for the nine and three-month periods ended September 30, 2026 and 2025 discussed herein is derived from our unaudited interim condensed consolidated financial statements included in Item 1 of Part I of this report. The results of operations for the nine and three-month periods ended September 30, 2026, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026 or for any other period.

45 | MercadoLibre, Inc.

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
We have a highly fragmented customer revenue base given the large numbers of sellers and buyers who use our platforms. For the nine and three-month periods ended September 30, 2026 and 2025, no single customer accounted for more than 5.0% of our net revenues and financial income.
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
Our net revenues and financial income grew during the nine and three-month periods ended September 30, 2026, compared to the same periods in 2025, boosted by growth in credit originations from our lending business and our first-party business, and higher total payment volume and gross merchandise volume.
46 | MercadoLibre, Inc.

The following table summarizes our consolidated net revenues and financial income for the nine and three-month periods ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change from 2025 to 2026		Three Months Ended September 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Net revenues and financial income	$29,764	$20,134	$9,630	47.8%	$10,750	$7,409	$3,341	45.1%

The following table summarizes our consolidated net revenues and financial income by revenue stream and geographic segment for the nine and three-month periods ended September 30, 2026 and 2025:

Consolidated net revenues and financial income	Nine Months Ended September 30,		Change from 2025 to 2026		Three Months Ended September 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Brazil
Commerce	$9,815	$6,412	$3,403	53.1%	$3,659	$2,416	$1,243	51.5%
Fintech	6,490	4,152	2,338	56.3	2,342	1,593	749	47.1
	16,305	10,564	5,741	54.4	6,001	4,009	1,992	49.7
Mexico
Commerce	4,098	2,819	1,279	45.4	1,453	1,049	404	38.6
Fintech	2,644	1,560	1,084	69.5	976	602	374	62.0
	6,742	4,379	2,363	54.0	2,429	1,651	778	47.1
Argentina
Commerce	1,908	1,489	419	28.1	678	495	183	36.9
Fintech	3,447	2,861	586	20.5	1,140	946	194	20.4
	5,355	4,350	1,005	23.1	1,818	1,441	377	26.1
Other countries
Commerce	950	596	354	59.3	351	214	137	63.8
Fintech	412	245	167	67.8	151	94	57	61.5
	1,362	841	521	61.7	502	308	194	63.1
Consolidated
Commerce	16,771	11,316	5,455	48.2	6,141	4,174	1,967	47.2
Fintech	12,993	8,818	4,175	47.4	4,609	3,235	1,374	42.5
Total	$29,764	$20,134	$9,630	47.8%	$10,750	$7,409	$3,341	45.1%

See Note 6 – Segments of our unaudited interim condensed consolidated financial statements for further information regarding our net revenues and financial income disaggregated by similar products and services for the nine and three-month periods ended September 30, 2026 and 2025.
47 | MercadoLibre, Inc.

Our Commerce revenues grew $5,455 million and $1,967 million, or 48.2% and 47.2%, for the nine and three-month periods ended September 30, 2026, as compared to the same periods in 2025, respectively. This increase in Commerce revenues was primarily attributable to:
■an increase of $3,683 million and $1,355 million in our Commerce services revenues for the nine and three-month periods ended September 30, 2026, respectively, mainly related to a 41% and 38% increase in gross merchandise volume. Shipping carrier costs netted against revenues increased $100 million, from $706 million for the nine-month period ended September 30, 2025, to $806 million for the nine-month period ended September 30, 2026. For the three-month period ended September 30, 2026 as compared to the same period in 2025, shipping carrier costs netted against revenues decreased $4 million, from $262 million for the three-month period ended September 30, 2025, to $258 million for the three-month period ended September 30, 2026; and
■an increase of $1,772 million and $612 million in our revenues from Commerce product sales for the nine and three-month periods ended September 30, 2026, as compared to the same periods in 2025, respectively, mainly in Brazil and Mexico.
Our Fintech revenues grew 47.4% and 42.5%, from $8,818 million and $3,235 million for the nine and three-month periods ended September 30, 2025, to $12,993 million and $4,609 million for the nine and three-month periods ended September 30, 2026, respectively. This increase was mainly generated by:
■an increase of $2,703 million and $885 million in our Credit revenues for the nine and three-month periods ended September 30, 2026, respectively, mainly as a consequence of higher originations; and
■an increase of $1,466 million and $489 million in our revenues from Financial services and income for the nine and three-month periods ended September 30, 2026, respectively, mainly related to our off-platform transactional fees and financing transactions, as a result of a 53% and 53% increase in our total payment volume.
Brazil
Commerce revenues in Brazil increased 53.1% in the nine-month period ended September 30, 2026 as compared to the same period in 2025. This increase was generated by an increase of $2,189 million in our Commerce services revenues and an increase of $1,214 million in our revenues from Commerce product sales. Fintech revenues grew by 56.3%, a $2,338 million increase during the nine-month period ended September 30, 2026 as compared to the same period in 2025, mainly driven by an increase of $1,669 million in our Credit revenues and an increase of $667 million in our revenues from Financial services and income.
Commerce revenues in Brazil increased 51.5% in the three-month period ended September 30, 2026 as compared to the same period in 2025. This increase was generated by an increase of $829 million in our Commerce services revenues and an increase of $414 million in our revenues from Commerce product sales. Fintech revenues grew by 47.1%, a $749 million increase during the three-month period ended September 30, 2026 as compared to the same period in 2025, mainly driven by an increase of $542 million in our Credit revenues and an increase of $207 million in our revenues from Financial services and income.
Net revenues growth during the nine and three-month periods ended September 30, 2026, as compared to the same periods in 2025, was boosted by the average decrease of Brazil’s exchange rate against U.S. dollar of 8.9% and 5.7%, respectively.
Mexico
Commerce revenues in Mexico increased 45.4% in the nine-month period ended September 30, 2026 as compared to the same period in 2025. This increase was driven by an increase of $930 million in our Commerce services revenues and an increase of $349 million in our revenues from Commerce product sales. Fintech revenues grew 69.5%, a $1,084 million increase, during the nine-month period ended September 30, 2026 as compared to the same period in 2025, mainly driven by an increase of $640 million in our Credit revenues and an increase of $442 million in our revenues from Financial services and income.
Commerce revenues in Mexico increased 38.6% in the three-month period ended September 30, 2026 as compared to the same period in 2025. This increase was driven by an increase of $286 million in our Commerce services revenues and an increase of $118 million in our revenues from Commerce product sales. Fintech revenues grew 62.0%, a $374 million increase, during the three-month period ended September 30, 2026 as compared to the same period in 2025, mainly driven by an increase of $223 million in our Credit revenues and an increase of $151 million in our revenues from Financial services and income.
48 | MercadoLibre, Inc.

Net revenues growth during the nine and three-month periods ended September 30, 2026, as compared to the same periods in 2025, was boosted by the average decrease of Mexico's exchange rate against U.S. dollar of 10.9% and 7.3%, respectively.
Argentina
Commerce revenues in Argentina increased 28.1% in the nine-month period ended September 30, 2026 as compared to the same period in 2025. This increase was driven by an increase of $318 million in our Commerce services revenues and an increase of $101 million in our revenues from Commerce product sales. Fintech revenues increased 20.5%, a $586 million increase, during the nine-month period ended September 30, 2026 as compared to the same period in 2025, mainly driven by an increase of $368 million in our Credit revenues and an increase of $218 million in our revenues from Financial services and income.
Commerce revenues in Argentina increased 36.9% in the three-month period ended September 30, 2026 as compared to the same period in 2025. This increase was driven by an increase of $145 million in our Commerce services revenues and an increase of $38 million in our revenues from Commerce product sales. Fintech revenues increased 20.4%, a $194 million increase, during the three-month period ended September 30, 2026 as compared to the same period in 2025, mainly driven by an increase of $109 million in our Credit revenues and an increase of $85 million in our revenues from Financial services and income.
Net revenues growth during the nine and three-month periods ended September 30, 2026, as compared to the same periods in 2025, was partially offset by the average increase of Argentina’s exchange rate against U.S. dollar of 22.2% and 12.5%, respectively.
The following table sets forth our total net revenues and financial income and the sequential quarterly variation of these net revenues and financial income for the periods described below:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except percentages)
2026
Net revenues and financial income	$8,845	$10,169	$10,750	n/a
Percent change from prior quarter	1%	15%	6%
2025
Net revenues and financial income	$5,935	$6,790	$7,409	$8,759
Percent change from prior quarter	(2)%	14%	9%	18%

The following table sets forth the growth in net revenues and financial income in local currencies, for the nine and three-month periods ended September 30, 2026 as compared to the same periods in 2025:

	Change from 2025 to 2026
(% of net revenues and financial income growth in Local Currency) (1)	Nine-month period	Three-month period
Brazil	40.9%	41.2%
Mexico	37.8	36.3
Argentina (2)	51.2	41.9
Other countries	51.4	54.3
Total consolidated	42.9%	40.8%
(1) The local currency revenue growth was calculated by using the average monthly exchange rates for each month during 2025 and applying them to the corresponding months in 2026, so as to calculate what our financial results would have been if exchange rates had remained stable from one year to the next. See also “Non-GAAP Financial Measures” section below for details on FX neutral measures.
(2) For the nine and three-month periods ended September 30, 2026, the average inter-annual inflation rates in our Argentine segment of 33.1% and 33.6%, respectively, were higher than the average inter-annual increase of Argentina’s official exchange rates against U.S. dollar of 22.2% and 12.5%, respectively.
49 | MercadoLibre, Inc.

Cost of net revenues and financial expenses
Cost of net revenues and financial expenses primarily includes shipping operation costs (including warehousing costs), carrier and other operating costs, cost of goods sold, collection fees, sales taxes, funding costs related to our fintech business, fraud prevention expenses, hosting, artificial intelligence (“AI”) capabilities expenses, certain tax withholding related to export duties, compensation for customer support personnel and depreciation and amortization. The following table presents cost of net revenues and financial expenses for the periods indicated:

	Nine Months Ended September 30,		Change from 2025 to 2026		Three Months Ended September 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Cost of net revenues and financial expenses	$17,359	$11,060	$6,299	57.0%	$6,366	$4,200	$2,166	51.6%
As a percentage of net revenues and financial income	58.3%	54.9%			59.2%	56.7%
For the nine-month period ended September 30, 2026 as compared to the same period in 2025, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $2,883 million increase in shipping operating and carrier costs; ii) $1,456 million increase in cost of sales of goods mainly in Brazil and Mexico; iii) $610 million increase in collection fees across all of our main segments, as a result of the higher total payment volume of Mercado Pago in those countries; iv) $399 million increase in sales taxes; and v) $380 million increase in hosting.
For the three-month period ended September 30, 2026 as compared to the same period in 2025, the increase in cost of net revenues and financial expenses was primarily attributable to a: i) $1,057 million increase in shipping operating and carrier costs; ii) $489 million increase in cost of sales of goods mainly in Brazil and Mexico; iii) $198 million increase in collection fees across all of our main segments, as a result of the higher total payment volume of Mercado Pago in those countries; iv) $149 million increase in hosting; and v) $118 million increase in sales taxes.
Our subsidiaries in Brazil, Argentina and Colombia are subject to certain taxes on revenues and financial income, which are classified as a cost of net revenues and financial expenses. These taxes represented 5.8% and 5.5% of net revenues and financial income for the nine and three-month periods ended September 30, 2026, respectively, and 6.6% and 6.4% for the same periods in 2025, respectively.
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
For the nine and three-month periods ended September 30, 2026 and 2025, our gross profit margins were 41.7% and 40.8%, and 45.1% and 43.3%, respectively. The decrease in our gross profit margin was primarily attributable to an increase in our shipping operating costs and our cost of sales of goods as a percentage of net revenues and financial income, partially offset by a decrease in sales taxes, as a percentage of net revenues and financial income. Additionally, for the nine-month period ended September 30, 2026, the decrease is also explained by the reduction of our free shipping threshold in Brazil.
In the future, our gross profit margin could continue declining if we maintain the growth of our first-party business, which has a lower pure product margin due to marketing initiatives, or building up of our logistics network. Our gross profit margin could also decline if we fail to maintain an appropriate relationship between our cost of revenue structure and our net revenues and financial income trend.
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

	Nine Months Ended September 30,		Change from 2025 to 2026		Three Months Ended September 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Product and technology development	$2,173	$1,685	$488	29.0%	$745	$567	$178	31.4%
As a percentage of net revenues and financial income	7.3%	8.4%			6.9%	7.7%
50 | MercadoLibre, Inc.

For the nine-month period ended September 30, 2026, the increase in product and technology development expenses as compared to the same period in 2025 was primarily attributable to a: i) $193 million increase in technology maintenance and AI expenses; and ii) $172 million increase in salaries and wages.
For the three-month period ended September 30, 2026, the increase in product and technology development expenses as compared to the same period in 2025 was primarily attributable to a: i) $72 million increase in technology maintenance and AI expenses; and ii) $56 million increase in salaries and wages.
We believe that product and technology development is one of our key competitive advantages and we intend to continue to invest in technology and AI capabilities to meet the increasingly sophisticated product expectations of our customer base.
Sales and marketing expenses
Our sales and marketing expenses consist primarily of costs related to marketing our platforms through online and offline advertising and agreements with portals, search engines and other sales expenses related to strategic marketing initiatives, expenses related to our affiliates program, charges related to our buyer protection program, the salaries of employees involved in these activities (including long term retention program compensation), chargebacks related to our Mercado Pago operations, branding initiatives, marketing activities for our users and depreciation and amortization expenses.
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
The following table presents sales and marketing expenses for the periods indicated:

	Nine Months Ended September 30,		Change from 2025 to 2026		Three Months Ended September 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Sales and marketing	$3,356	$2,183	$1,173	53.7%	$1,243	$833	$410	49.1%
As a percentage of net revenues and financial income	11.3%	10.8%			11.6%	11.2%
For the nine-month period ended September 30, 2026, the increase in sales and marketing expenses as compared to the same period in 2025 was primarily attributable to a: i) $759 million increase in online and offline marketing expenses mainly in Brazil and Mexico; ii) $228 million increase in our buyer protection program expenses; and iii) $131 million increase in salaries and wages mainly related to the increase of 27% in our sales and marketing headcount.
For the three-month period ended September 30, 2026, the increase in sales and marketing expenses as compared to the same period in 2025 was primarily attributable to a: i) $276 million increase in online and offline marketing expenses mainly in Brazil and Mexico; ii) $74 million increase in our buyer protection program expenses; and iii) $40 million increase in salaries and wages mainly related to the increase of 35% in our sales and marketing headcount.
Provision for doubtful accounts
Provision for doubtful accounts consists of the current expected credit losses on our financial assets, mainly loans receivable. The following table presents provision for doubtful accounts expenses for the periods indicated:

	Nine Months Ended September 30,		Change from 2025 to 2026		Three Months Ended September 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Provision for doubtful accounts	$3,862	$2,108	$1,754	83.2%	$1,342	$815	$527	64.6%
As a percentage of net revenues and financial income	13.0%	10.5%			12.5%	11.0%
For the nine and three-month periods ended September 30, 2026, as compared to the same periods in 2025, the charge related to the provision for doubtful accounts increased $1,754 million and $527 million, respectively, mainly due to the increase in originations growing at 77% and 70%, respectively (related to the credit cards, consumer and merchant).
51 | MercadoLibre, Inc.

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

	Nine Months Ended September 30,		Change from 2025 to 2026		Three Months Ended September 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
General and administrative	$1,044	$786	$258	32.8%	$378	$270	$108	40.1%
As a percentage of net revenues and financial income	3.5%	3.9%			3.5%	3.6%
For the nine-month period ended September 30, 2026, the increase in general and administrative expenses as compared to the same period in 2025 was primarily attributable to a: i) $166 million increase in salaries and wages, which also includes higher recruitment expenses; and ii) $51 million increase in legal, tax and other fees due to higher consulting fees.
For the three-month period ended September 30, 2026, the increase in general and administrative expenses as compared to the same period in 2025 was primarily attributable to a $70 million increase in salaries and wages, which also includes higher recruitment expenses.
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
For the nine and three-month periods ended September 30, 2026, as compared to the same periods in 2025, our operating income margin decreased from 11.5% and 9.8% to 6.6% and 6.3%, respectively.
This decrease is mainly explained by the increase in our shipping operating costs, our cost of net revenues and financial expenses and our provision for doubtful accounts, driven by the expansion of our credit card portfolio, as a percentage of net revenues and financial income, partially offset by a decrease in product and technology development, as a percentage of net revenues and financial income. Additionally, for the nine-month period ended September 30, 2026, the decrease is also explained by the reduction of our free shipping threshold in Brazil.
Other income (expenses), net
Other income (expenses), net consists primarily of interest income derived from our investments and cash equivalents, interest expense and other financial charges related to financial liabilities not related to Mercado Pago’s operations, and foreign currency gains or losses. The following table presents Other income (expenses), net for the periods indicated:

	Nine Months Ended September 30,		Change from 2025 to 2026		Three Months Ended September 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Other income (expenses), net	$(184)	$(254)	$70	27.3%	$(75)	$(88)	$13	12.6%
As a percentage of net revenues and financial income	(0.6)%	(1.3)%			(0.7)%	(1.2)%
For the nine-month period ended September 30, 2026, the decrease in other expense, net as compared to the same period in 2025 was primarily attributable to $163 million lower foreign exchange losses mainly from our Argentine subsidiaries, partially offset by higher foreign exchange losses mainly from our Mexican subsidiaries. This was partially offset by an increase of $75 million in interest expense and other financial losses, mainly attributable to higher levels of indebtedness (mainly in the U.S., Brazil and Argentina).
52 | MercadoLibre, Inc.

For the three-month period ended September 30, 2026, the decrease in other expense, net as compared to the same period in 2025 was primarily attributable to $30 million lower foreign exchange losses mainly from our Argentine subsidiaries, partially offset by higher foreign exchange losses mainly from our Mexican subsidiaries. This was partially offset by an increase of $23 million in interest expense and other financial losses, mainly attributable to higher levels of indebtedness (mainly in the U.S. and Brazil).
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
The following table presents our income tax expense for the nine and three-month periods ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change from 2025 to 2026		Three Months Ended September 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %	2026	2025	in Dollars	in %
	(In millions, except percentages)				(In millions, except percentages)
Income tax expense	$455	$620	$(165)	(26.6)%	$153	$215	$(62)	(28.9)%
As a percentage of net revenues and financial income	1.5%	3.1%			1.4%	2.9%
During the nine and three-month periods ended September 30, 2026 as compared to the same periods in 2025, income tax expense decreased mainly as a result of higher income tax gains in Brazil in 2026, driven by the increase in deferred tax assets in that segment, lower income tax expense in Argentina mainly due to lower taxable foreign exchange gains in 2026 accounted for in Argentina for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, the Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country. This decrease was partially offset by higher income tax expense due to higher deferred tax liability on retained earnings generated mainly in subsidiaries in Argentina and Brazil. In addition, during the nine-month period ended September 30, 2026, the decrease was also partially offset by higher income tax expense in Mexico mainly related to higher non-deductible expenses during 2026.
The following table summarizes our estimated effective tax rates for the nine and three-month periods ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025

Estimated effective tax rate	25.5%	30.1%	25.5%	33.8%

Our estimated effective tax rate for the nine and three-month periods ended September 30, 2026 decreased as compared to the same periods in 2025, mainly as a result of higher non-taxable gains attributable to tax benefits, along with greater tax deductions arising from permanent differences in the Brazilian segment. Additionally, the estimated effective tax rate for the three-month period ended September 30, 2026 decreased due to lower taxable foreign exchange gains in 2026 accounted for in Argentina for local tax purposes that are not recorded for accounting purposes since, under U.S. GAAP, the Argentine operations’ functional currency is the U.S. dollar due to the highly inflationary status of the country.
Segment information
Refer to Note 6 – Segments of our unaudited interim condensed consolidated financial statements for further information regarding the financial performance of the Company’s reporting segments for the nine and three-month periods ended September 30, 2026 and 2025.

	Nine Months Ended September 30, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$16,305	$6,742	$5,355	$1,362	$29,764
Total segment costs	(14,887)	(5,746)	(3,512)	(1,188)	(25,333)
Direct contribution	$1,418	$996	$1,843	$174	$4,431
Margin	8.7%	14.8%	34.4%	12.8%	14.9%
53 | MercadoLibre, Inc.

	Nine Months Ended September 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income	$10,564	$4,379	$4,350	$841	$20,134
Total segment costs	(9,006)	(3,589)	(2,469)	(725)	(15,789)
Direct contribution	$1,558	$790	$1,881	$116	$4,345
Margin	14.7%	18.0%	43.2%	13.8%	21.6%

	Change from the Nine Months Ended September 30, 2025 to September 30, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income
in U.S. Dollars	$5,741	$2,363	$1,005	$521	$9,630
in %	54.4%	54.0%	23.1%	61.7%	47.8%
Total segment costs
in U.S. Dollars	$(5,881)	$(2,157)	$(1,043)	$(463)	$(9,544)
in %	65.3%	60.1%	42.3%	63.8%	60.5%
Direct contribution
in U.S. Dollars	$(140)	$206	$(38)	$58	$86
in %	(8.9)%	26.0%	(2.1)%	49.1%	1.9%

	Three Months Ended September 30, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net revenues and financial income	$6,001	$2,429	$1,818	$502	$10,750
Total segment costs	(5,522)	(2,083)	(1,205)	(457)	(9,267)
Direct contribution	$479	$346	$613	$45	$1,483
Margin	8.0%	14.2%	33.7%	9.1%	13.8%

	Three Months Ended September 30, 2025
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions)
Net revenues and financial income	$4,009	$1,651	$1,441	$308	$7,409
Total segment costs	(3,534)	(1,346)	(869)	(265)	(6,014)
Direct contribution	$475	$305	$572	$43	$1,395
Margin	11.8%	18.5%	39.7%	14.0%	18.8%
54 | MercadoLibre, Inc.

	Change from the Three Months Ended September 30, 2025 to September 30, 2026
	Brazil	Mexico	Argentina	Other Countries	Total
	(In millions, except percentages)
Net revenues and financial income
in U.S. Dollars	$1,992	$778	$377	$194	$3,341
in %	49.7%	47.1%	26.1%	63.1%	45.1%
Total segment costs
in U.S. Dollars	$(1,988)	$(737)	$(336)	$(192)	$(3,253)
in %	56.3%	54.8%	38.7%	72.0%	54.1%
Direct contribution
in U.S. Dollars	$4	$41	$41	$2	$88
in %	0.9%	13.3%	6.9%	7.8%	6.3%

Net revenues and financial income
Net revenues and financial income for the nine and three-month periods ended September 30, 2026 as compared to the same periods in 2025 are described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal trends in results of operations— Net revenues and financial income."
Segment costs
Brazil
For the nine-month period ended September 30, 2026, as compared to the same period in 2025, segment costs increased mainly driven by a: i) $3,667 million increase in cost of net revenues and financial expenses, mostly attributable to an increase in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales, sales taxes, other fintech costs mainly related to higher funding costs in connection with the growth of our lending business and collection fees as a consequence of the higher transactions volume of our Mercado Pago business; ii) $1,253 million increase in provision for doubtful accounts mainly related to our credit cards, consumer and merchant credits product growth; and iii) $741 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, buyer protection program expenses and salaries and wages.
For the three-month period ended September 30, 2026, as compared to the same period in 2025, segment costs increased mainly driven by a: i) $1,267 million increase in cost of net revenues and financial expenses, mostly attributable to an increase in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales, sales taxes, collection fees as a consequence of the higher transactions volume of our Mercado Pago business and other fintech costs mainly related to higher funding costs in connection with the growth of our lending business; ii) $381 million increase in provision for doubtful accounts mainly related to our credit cards, consumer and merchant credits product growth; and iii) $267 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, buyer protection program expenses and salaries and wages.
Mexico
For the nine-month period ended September 30, 2026, as compared to the same period in 2025, segment costs increased mainly driven by a: i) $1,462 million increase in cost of net revenues and financial expenses, mostly attributable to increases in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales and collection fees due to higher Mercado Pago penetration; ii) $356 million increase in provision for doubtful accounts mainly related to our credit card, consumer and merchant product business growth; and iii) $236 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, sales expenses related to strategic marketing initiatives and buyer protection program expenses.
For the three-month period ended September 30, 2026, as compared to the same period in 2025, segment costs increased mainly driven by a: i) $500 million increase in cost of net revenues and financial expenses, mostly attributable to increases in shipping operating and carrier costs, cost of goods sold as a consequence of an increase in first-party sales and collection fees due to higher Mercado Pago penetration; ii) $136 million increase in provision for doubtful accounts mainly related to our credit card, consumer and merchant product business growth; and iii) $70 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses, sales expenses related to strategic marketing initiatives and buyer protection program expenses.
55 | MercadoLibre, Inc.

Argentina
For the nine-month period ended September 30, 2026, as compared to the same period in 2025, segment costs increased mainly driven by a: i) $730 million increase in cost of net revenues and financial expenses, mostly attributable to an increase in shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration, sales taxes and cost of goods sold as a consequence of an increase in first-party sales; ii) $133 million increase in provision for doubtful accounts mainly related to our consumer product growth; and iii) $77 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses and sales expenses related to strategic marketing initiatives.
For the three-month period ended September 30, 2026, as compared to the same period in 2025, segment costs increased mainly driven by a: i) $266 million increase in cost of net revenues and financial expenses, mostly attributable to an increase in shipping operating and carrier costs, collection fees due to higher Mercado Pago penetration, cost of goods sold as a consequence of an increase in first-party sales and sales taxes; ii) $32 million increase in product and technology development expenses mainly related to salaries and wages and technology maintenance and AI expenses; and iii) $24 million increase in sales and marketing expenses mainly due to an increase in online and offline marketing expenses and sales expenses related to strategic marketing initiatives.
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
We have multiple sources to fund Mercado Pago and our lending business, mainly through the sale of credit card receivables, the securitization of credit card receivables and loans receivable through SPEs, the sale of loans receivable to financial institutions, commercial notes, loans from banks, secured lines of credit and the issuance of debt securities. Moreover, we obtain funding in Brazil by issuing deposit certificates and financial bills through our financial institution. Finally, we entered into a revolving credit agreement, which provides an $800 million credit commitment. Customer funds are not utilized to finance our Mercado Pago financing and lending business. Refer to Note 10 – Loans payable and other financial liabilities and Note 11 – Securitization transactions of our unaudited interim condensed consolidated financial statements for further detail.
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
As of September 30, 2026, our main source of liquidity was $6,902 million of cash and cash equivalents and short-term investments, which excludes $473 million of restricted investments, and consists of cash generated from operations and proceeds from loans.
As of September 30, 2026, cash and cash equivalents, restricted cash and cash equivalents and investments of our non-U.S. subsidiaries amounted to $20,609 million, or 88.1% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments, and our cash and cash equivalents, restricted cash and cash equivalents and investments held outside U.S. amounted to 81.2% of our consolidated cash and cash equivalents, restricted cash and cash equivalents and investments. Our non-U.S. dollar-denominated cash and investments are located primarily in Brazil, Mexico and Argentina.
The following table presents our cash flows from operating activities, investing activities and financing activities for the nine-month periods ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Net cash provided by (used in):
Operating activities	$8,687	$6,907
Investing activities	(7,708)	(4,178)
Financing activities	3,810	1,522
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	395	249
Net increase in cash, cash equivalents, restricted cash and cash equivalents	$5,184	$4,500
56 | MercadoLibre, Inc.

Net cash provided by operating activities

	Nine Months Ended September 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Net cash provided by:
Operating activities	$8,687	$6,907	$1,780	25.8%
Net cash provided by operating activities in the nine-month period ended September 30, 2026 resulted mainly from an increase of $3,816 million in funds payable to customers, adjustments to net income related to non-cash items of $3,643 million, a $1,648 million increase in amounts payable due to credit and debit card transactions and an increase of $1,612 million in payables and accrued expenses, partially offset by an increase in receivables of $2,173 million. The $1,780 million increase in the net cash provided by operating activities in the nine-month period ended September 30, 2026, as compared to the same period in 2025, is mainly explained by the higher increase in funds payable to customers of $1,209 million, the increase of $1,141 million in the adjustments to net income related to non-cash items, the higher increase in payables and accrued expenses of $894 million and the $882 million higher increase in amounts payable due to credit and debit card transactions, partially offset by the $1,070 million higher increase in receivables.
Net cash used in investing activities

	Nine Months Ended September 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Net cash used in:
Investing activities	$(7,708)	$(4,178)	$(3,530)	84.5%
Net cash used in investing activities in the nine-month period ended September 30, 2026 resulted mainly from the use of $6,212 million related to changes in loans receivable due to loans granted under our lending solution net of collections and $1,215 million in the investments of property and equipment (mainly related to our shipping network and information technology assets). The $3,530 million increase in net cash used in investing activities in the nine-month period ended September 30, 2026, as compared to the same period in 2025, is mainly explained by the $1,626 million higher increase in our loans receivable due to loans granted under our lending solution net of collections, and the $1,512 million variation in cash flows from investments ($153 million of cash outflows from net purchases of investments in the nine-month period ended September 30, 2026, compared to $1,359 million of cash inflows from sales or maturity of investments in the same period in 2025).
Net cash provided by financing activities

	Nine Months Ended September 30,		Change from 2025 to 2026
	2026	2025	in Dollars	in %
	(In millions, except percentages)
Net cash provided by:
Financing activities	$3,810	$1,522	$2,288	150.4%
For the nine-month period ended September 30, 2026, our net cash provided by financing activities resulted from $3,860 million provided by net loans payables and other financing liabilities, partially offset by $49 million used for the payments of finance lease obligations. The $2,288 million increase in net cash provided by financing activities in the nine-month period ended September 30, 2026, as compared to the same period in 2025, is mainly explained by the increase of $2,297 million of the cash provided by net loans payables and other financing liabilities.
Debt
Debt Securities Guaranteed by Subsidiaries
On January 14, 2021, we issued $400 million aggregate principal amount of 2.375% Sustainability Notes due 2026 (the “2026 Sustainability Notes”) and $700 million aggregate principal amount of 3.125% Notes due 2031 (the “2031 Notes”). On December 9, 2025, we issued $750 million aggregate principal amount of 4.900% Notes due 2033 (the “2033 Notes”). On September 14, 2026, we issued $1,000 million aggregate principal amount of 5.850% Notes due 2036 (the “2036 Notes” and, together with the 2031 Notes and the 2033 Notes, the “Notes”). The 2026 Sustainability Notes matured on January 14, 2026; the total outstanding principal and interest, totaling $367 million, was fully repaid that month. The 2031 Notes mature on January 14, 2031, with interest payments scheduled semi-annually every January 14 and July 14. The 2033 Notes mature on January 15, 2033, with interest payments scheduled semi-annually every January 15 and July 15, commencing July 15, 2026. The 2036 Notes mature on September 14, 2036, with interest payments scheduled semi-annually every March 14 and September 14, commencing March 14, 2027.
57 | MercadoLibre, Inc.

The payment of principal, premium, if any, interest, and all other amounts in respect of the Notes, is fully and unconditionally guaranteed (the “Subsidiary Guarantees”), jointly and severally, on an unsecured basis, by MercadoLibre S.R.L., Mercado Livre Brasil Ltda. (known as eBazar.com.br Ltda. until July 1, 2026 when it changed its corporate name), DeRemate.com de México, S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda., and MercadoLibre Colombia Ltda. (collectively, the “Subsidiary Guarantors”). On September 30, 2026, MPFS, S. de R.L. de C.V. was released from its Subsidiary Guaranty pursuant to the terms of the indenture governing the Notes.
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
We may, at our option, redeem or purchase the 2031 Notes, in whole or in part, at any time or from time to time prior to October 14, 2030 (the date that is three months prior to the maturity of the 2031 Notes), the 2033 Notes, in whole or in part, at any time or from time to time prior to November 15, 2032 (the date that is two months prior to the maturity of the 2033 Notes), and the 2036 Notes, in whole or in part, at any time or from time to time prior to June 14, 2036 (the date that is three months prior to the maturity of the 2036 Notes), in each case, by paying 100% of the principal amount of such Notes so redeemed plus the applicable “make-whole” amount and accrued and unpaid interest and additional amounts, if any. We may, at our option, redeem the 2031 Notes on October 14, 2030 or at any time thereafter, the 2033 Notes on November 15, 2032 or at any time thereafter, and the 2036 Notes on June 14, 2036 or at any time thereafter, in each case at the redemption price of 100% of the principal amount of such Notes so redeemed plus accrued and unpaid interest and additional amounts, if any. If we experience certain change of control triggering events, we may be required to offer to purchase the Notes at 101% of their principal amount plus any accrued and unpaid interest thereon through the purchase date.
During the three-month period ended September 30, 2025, we did not repurchase Notes. During the nine-month period ended September 30, 2025, we repurchased $13 million in principal amount of the outstanding 2031 Notes. The total amount paid amounted to $12 million. During the nine and three-month periods ended September 30, 2026, the Company did not repurchase any Notes.
See Note 10 – Loans payable and other financial liabilities of our unaudited interim condensed consolidated financial statements for further detail.

We are presenting the following summarized financial information for the issuer, the Subsidiary Guarantors, Mercado Pago Instituição de Pagamento Ltda., which was a guarantor of the 2031 Notes and the 2033 Notes up to April 28, 2026 and MPFS, S. de R.L. de C.V., which was a guarantor of the 2031 Notes and the 2033 Notes up to September 30, 2026 (together, the “Obligor Group”) pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the following summarized financial information, transactions between the Company and the Subsidiary Guarantors, presented on a combined basis, have been eliminated. Financial information for the non-guarantor subsidiaries, and any investment in a non-guarantor subsidiary by the Company or by any Subsidiary Guarantor, have been excluded. Amounts due from, due to and transactions with the non-guarantor subsidiaries and other related parties, as applicable, have been separately presented in footnotes.
Summarized balance sheet information for the Obligor Group as of September 30, 2026 and December 31, 2025 is provided in the table below:

	September 30, 2026	December 31, 2025
	(In millions)
Current assets (1) (2)	$9,114	$24,254
Non-current assets (3)	7,934	6,939
Current liabilities (4)	10,322	23,971
Non-current liabilities	5,381	4,076
(1) Includes restricted cash and cash equivalents of $354 million and $8,259 million as of September 30, 2026, and December 31, 2025, respectively, and guarantees in short-term investments of $860 million as of December 31, 2025.
(2) Includes Current assets with non-guarantor subsidiaries of $1,562 million and $1,439 million as of September 30, 2026, and December 31, 2025, respectively.
(3) Includes Non-current assets with non-guarantor subsidiaries of $40 million and $289 million as of September 30, 2026, and December 31, 2025, respectively.
(4) Includes Current liabilities with non-guarantor subsidiaries of $667 million and $2,417 million as of September 30, 2026, and December 31, 2025, respectively.
58 | MercadoLibre, Inc.

Summarized statement of income information for the Obligor Group for the nine-month period ended September 30, 2026, is provided in the table below:

September 30, 2026
(In millions)
Net revenues and financial income (1)	$21,711
Gross profit (2)	6,267
Income from operations (3)	419
Net income (4)	623
(1) Includes net revenues and financial income from transactions with non-guarantor subsidiaries of $1,017 million for the nine-month period ended September 30, 2026.
(2) Includes charges from transactions with non-guarantor subsidiaries of $1,703 million for the nine-month period ended September 30, 2026.
(3) In addition to the charges included in Gross profit, Income from operations includes charges from transactions with non-guarantor subsidiaries of $763 million for the nine-month period ended September 30, 2026.
(4) Includes other income/(expense), net from transactions with non-guarantor subsidiaries of $43 million gain for the nine-month period ended September 30, 2026. Additionally, includes dividends received by the issuer from non-guarantor subsidiaries, that relates to guarantor subsidiaries results.
Capital expenditures
Our capital expenditures comprised of our investments in property and equipment (such as certain assets used in our fulfillment centers and offices) and intangible assets (excluding digital assets) for the nine-month periods ended September 30, 2026 and 2025 amounted to $1,215 million and $900 million, respectively.
During the nine-month period ended September 30, 2026, we invested $323 million in information and technology assets in Brazil, Mexico and Argentina, and $804 million in shipping premises, offices and other assets in Brazil, Mexico and Argentina.
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
59 | MercadoLibre, Inc.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except percentages) (1)		(In millions, except percentages) (1)
Fintech monthly active users (2)	93	72	93	72
Unique active buyers (3)	128	107	94	77
Gross merchandise volume (4)	$63,694	$45,131	$22,818	$16,543
Number of items sold (5)	2,384	1,677	867	635
Total payment volume (6)	$296,939	$194,129	$108,801	$71,224
Acquiring total payments volume (7)	$188,351	$132,394	$68,279	$47,712
Total payment transactions (8)	15,477	10,964	5,656	4,013
NIMAL (9)	19.7%	22.0%	20.1%	21.0%
Capital expenditures	$1,215	$900	$503	$357
Depreciation and amortization	$844	$580	$306	$209
(1) Growth calculations based on this table may not total due to rounding.
(2) Fintech monthly active users is defined as Fintech payers and/or collectors that, during the last month of the reporting period, performed at least one of the following actions during such month: 1) made a debit or credit card payment, 2) made a QR code payment, 3) made an off-platform online payment using our checkout or link of payment solutions while logged in to our Mercado Pago fintech platform, 4) made an investment or employed any of our savings solutions, 5) has an active insurance policy, 6) has an outstanding loan up to date or non-performing below 90 days, or 7) received the payment from a sale or transaction either on or off marketplace.
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
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that represents our net income, adjusted to eliminate the effect of depreciation and amortization charges, interest income and other financial gains, net, interest expense and other financial losses, foreign currency losses, net and income tax expense. We have included this non-GAAP financial measure because it is used by our Management to evaluate our operating performance and trends, make strategic decisions and calculate leverage ratios. Accordingly, we believe this measure provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our Management. In addition, it provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain items.
The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2026	2025	2026	2025
	(In millions)		(In millions)
Net income	$1,331	$1,438	$448	$421
Adjustments:
Depreciation and amortization	844	580	306	209
Interest income and other financial gains, net	(112)	(130)	(55)	(49)
Interest expense and other financial losses	185	110	58	35
Foreign currency losses, net	111	274	72	102
Income tax expense	455	620	153	215
Adjusted EBITDA	$2,814	$2,892	$982	$933
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

61 | MercadoLibre, Inc.

The following table presents a reconciliation of net debt for each of the periods indicated:

	September 30, 2026	December 31, 2025
	(In millions)
Current Loans payable and other financial liabilities	$6,909	$4,623
Non-current Loans payable and other financial liabilities	6,281	4,570
Current Operating lease liabilities	599	430
Non-current Operating lease liabilities	2,365	1,769
Total debt	16,154	11,392
Less:
Cash and cash equivalents (1)	4,010	3,410
Short-term investments (2)	2,740	1,614
Long-term investments (3)	1,376	1,686
Cash and cash equivalents(1), short-term investments(2) and long-term investments(3)	8,126	6,710
Net debt	$8,028	$4,682
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
62 | MercadoLibre, Inc.

The following table sets forth the FX neutral measures related to our reported results of the operations for the nine and three-month periods ended September 30, 2026:

	Nine Months Ended September 30,
	As reported		Percentage Change	FX Neutral Measures	As reported	Percentage Change
	2026	2025		2026	2025
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$29,764	$20,134	47.8%	$28,770	$20,134	42.9%
Cost of net revenues and financial expenses	(17,359)	(11,060)	57.0%	(16,638)	(11,060)	50.4%
Gross profit	12,405	9,074	36.7%	12,132	9,074	33.7%

Operating expenses	(10,435)	(6,762)	54.3%	(10,067)	(6,762)	48.9%
Income from operations	$1,970	$2,312	(14.8)%	$2,065	$2,312	(10.7)%

	Three Months Ended September 30,
	As reported		Percentage Change	FX Neutral Measures	As reported	Percentage Change
	2026	2025		2026	2025
	(In millions, except percentages)			(In millions, except percentages)
Net revenues and financial income	$10,750	$7,409	45.1%	$10,432	$7,409	40.8%
Cost of net revenues and financial expenses	(6,366)	(4,200)	51.6%	(6,155)	(4,200)	46.5%
Gross profit	4,384	3,209	36.6%	4,277	3,209	33.3%

Operating expenses	(3,708)	(2,485)	49.2%	(3,583)	(2,485)	44.2%
Income from operations	$676	$724	(6.5)%	$694	$724	(4.0)%

See Note 2 – Summary of significant accounting policies - Foreign currency translation of our unaudited interim condensed consolidated financial statements for further details.
63 | MercadoLibre, Inc.

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
Net (decrease) increase in available cash, investments and digital assets
Net (decrease) increase in available cash, investments and digital assets represents adjusted free cash flow less net proceeds from/payments on loans payable and other financial liabilities, related to our Commerce and corporate activities, payments of finance lease obligations, other investing and/or financing activities not considered above and the effect of exchange rates changes on available cash and investments. We consider Net (decrease) increase in available cash, investments and digital assets to be a measure of liquidity availability that provides useful information to management and investors after netting out all other debt and corporate payments and activities from the adjusted free cash flow.
The following table shows a reconciliation of Net cash provided by operating activities to Adjusted free cash flow and Net (decrease) increase in available cash, investments and digital assets:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Net cash provided by operating activities ("CFO")	$8,687	$6,907
Adjustments to reconcile CFO to Adjusted free cash flow (1)	38	70
Increase in cash and cash equivalents and investments related to customer funds due to regulatory requirements and other restrictions (including management restriction policies) and equity securities held at cost	(3,574)	(2,528)
Investments in property and equipment and intangible assets	(1,215)	(900)
Changes in loans receivable, net	(6,212)	(4,586)
Proceeds from loans payable and other financial liabilities related to our Fintech solutions, net	2,719	1,755
Adjusted free cash flow	443	718
Proceeds from (payments on) loans payable and other financial liabilities, related to our Commerce and Corporate activities, net	974	(232)
Other investing and/or financing activities	(11)	(36)
Effect of exchange rate changes on available cash and investments	10	219
Net increase in available cash, investments and digital assets	$1,416	$669

Available cash, investments and digital assets (2), at the beginning of the period	6,710	4,603
Available cash, investments and digital assets (2), at the end of the period	8,126	5,272

Net cash used in investing activities	(7,708)	(4,178)
Net cash provided by financing activities	3,810	1,522
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

64 | MercadoLibre, Inc.

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
As of September 30, 2026, we hold cash and cash equivalents, restricted cash and cash equivalents, short and long-term investments in local currencies in our subsidiaries, and have receivables denominated in local currencies in all of our operations. Our subsidiaries generate revenues and incur most of their expenses in the respective local currencies of the countries in which they operate. As a result, our subsidiaries use their local currency as their functional currency except for our Argentine subsidiaries, whose functional currency is the U.S. dollar due to the inflationary environment. As of September 30, 2026, the total cash and cash equivalents, restricted cash and cash equivalents denominated in foreign currencies totaled $17,338 million, short-term investments denominated in foreign currencies totaled $867 million, long-term investments denominated in foreign currencies totaled $484 million and accounts receivable, credit card receivables and other means of payments and loans receivable in foreign currencies totaled $22,679 million. To manage exchange rate risk, our treasury policy is to transfer most cash and cash equivalents in excess of working capital requirements into U.S. dollar-denominated accounts in the United States and to enter into certain foreign exchange derivatives, such as currency forwards contracts and cross currency swaps, in order to mitigate our exposure to foreign exchange risk. As of September 30, 2026, our U.S. dollar-denominated cash and cash equivalents, restricted cash and cash equivalents and short-term investments totaled $3,729 million and our U.S. dollar-denominated long-term investments totaled $972 million.
For the nine and three-month periods ended September 30, 2026, we had a consolidated loss on foreign currency of $111 million and $72 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of operations— Other income (expenses), net” for more information.
Foreign currency sensitivity analysis
The table below shows the impact on our net revenues and financial income, cost of net revenues and financial expenses, operating expenses, other income (expenses), net, income tax, net income and equity for a positive and a negative 10% fluctuation on all the foreign currencies to which we are exposed to at the moment of translating our financial statements to U.S. dollars for the nine-month period ended September 30, 2026:

	(10)% (1)	Actual	10% (2)
	(In millions)
Net revenues and financial income	$33,064	$29,764	$27,064
Expenses (3)	(30,734)	(27,794)	(25,389)
Income from operations	2,330	1,970	1,675
Other income (expenses), net and income tax expense	(691)	(639)	(597)
Net Income	$1,639	$1,331	$1,078

Total Shareholders’ Equity	$9,046	$8,200	$7,292
(1) Appreciation of the subsidiaries’ local currency against U.S. Dollar.
(2) Depreciation of the subsidiaries’ local currency against U.S. Dollar.
(3) Includes cost of net revenues and financial expenses and operating expenses.
65 | MercadoLibre, Inc.

The table above shows an increase in our net income when the U.S. dollar weakens against foreign currencies because of the positive impact of the increase in income from operations. On the other hand, the table above shows a decrease in our net income when the U.S. dollar strengthens against foreign currencies because of the negative impact of the decrease in income from operations.
Brazilian segment
Considering a hypothetical increase (depreciation) of 10% of the Brazilian Real exchange rate against the U.S. dollar on September 30, 2026, the reported local currency net assets in our Brazilian subsidiaries would have decreased by approximately $503 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $5 million in our Brazilian subsidiaries regarding our non-functional currency net liability position, exposed to exchange rate effects.
See Note 2 – Summary of significant accounting policies - Foreign currency translation - Brazilian currency volatility of our unaudited interim condensed consolidated financial statements for further details.
Mexican segment
Considering a hypothetical increase (depreciation) of 10% of the Mexican Peso exchange rate against the U.S. dollar on September 30, 2026, the reported local currency net assets in our Mexican subsidiaries would have decreased by approximately $320 million with the related impact in Other Comprehensive Income. Additionally, we would have recorded a foreign currency loss amounting to approximately $98 million in our Mexican subsidiaries regarding our non-functional currency net liability position.
Argentine segment
In accordance with U.S. GAAP, we have classified our Argentine operations as highly inflationary since July 1, 2018, using the U.S. dollar as the functional currency for purposes of reporting our financial statements. Therefore, no translation effect has been accounted for in other comprehensive income related to our Argentine operations since July 1, 2018. Argentina’s inflation rate for the nine-month periods ended September 30, 2026 and 2025 was 23.6% and 22.0%, respectively.
We use Argentina’s official exchange rate to account for transactions in our Argentine segment, which as of September 30, 2026 and December 31, 2025 was 1,517.00 and 1,455.00 Argentine Pesos, respectively, against the U.S. dollar. During the nine-month periods ended September 30, 2026 and 2025 Argentina’s official exchange rate against the U.S. dollar increased 4.3% and 33.7%, respectively. The average exchange rate for the nine-month periods ended September 30, 2026 and 2025 was 1,442.6 and 1,180.4, respectively, resulting in an increase of 22.2%.
Considering a hypothetical increase (depreciation) of 10% of the Argentine Peso exchange rate against the U.S. dollar on September 30, 2026, the effect on non-functional currency net asset position in our Argentine subsidiaries would have been a foreign exchange loss amounting to approximately $70 million in our Argentine subsidiaries.
See Note 2 – Summary of significant accounting policies - Foreign currency translation - Argentine currency status and macroeconomic outlook and Argentine exchange regulations of our unaudited interim condensed consolidated financial statements for further detail on the currency status and the exchange regulations of our Argentine segment.
Interest
Our earnings and cash flows are also affected by changes in interest rates. These changes could have an impact on the interest rates that financial institutions charge us prior to the time we sell our credit card receivables and on the financial debt that we use to fund Mercado Pago and our lending operations as well as expanding our logistic capacity. As of September 30, 2026, Credit card receivables and other means of payments, net totaled $9,200 million. Interest rate fluctuations could also impact interest earned through our lending solution. As of September 30, 2026, loans receivable net of the allowance for doubtful accounts from our lending solution totaled $13,040 million. We use future contracts to hedge the interest rate exposure of our consumer, merchant and asset-backed loan portfolio originated in Brazil for $804 million of notional amount.
Interest rate fluctuations could also negatively affect certain of our fixed rate and floating rate investments comprised primarily of time deposits, money market funds and sovereign debt securities. Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. As of September 30, 2026, our short-term investments amounted to $3,213 million and our long-term investments amounted to $1,456 million. Our short-term investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity. We determine the appropriate classification of our investments at the time of purchase and re-evaluate such designations as of each balance sheet date. See Note 3 – Cash, cash equivalents, restricted cash and cash equivalents and investments of our unaudited interim condensed consolidated financial statements for further detail on our restricted investments.
66 | MercadoLibre, Inc.

Fluctuations of the interest rate could also have a negative impact on interest expense related to our Loans payable and other financial liabilities, as a portion of these instruments is subject to variable interest rates. As of September 30, 2026, our Loans payable and other financial liabilities which accrue interest based on variable rates amounted to $8,860 million, while our Loans payable and other financial liabilities, which accrue interest based on fixed rates, amounted to $4,330 million. See Note 10 – Loans payable and other financial liabilities and Note 11 – Securitization transactions of our unaudited interim condensed consolidated financial statements for further detail. We have entered into swap contracts to hedge the interest rate fluctuation on part of our Loans payable and other financial liabilities for a total of $771 million notional amount, $648 million of which have been designated as hedging instruments in fair value hedges. See Note 13 – Derivative instruments of our unaudited interim condensed consolidated financial statements for further detail on derivative instruments. Considering a hypothetical increase of 100 basis points in the interest rates, the reported charge to the interim condensed consolidated statements of income for the nine-month period ended September 30, 2026 would have increased by approximately $63 million with an impact of $56 million in Cost of net revenues and financial expenses and $7 million in Interest expense and other financial losses.

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
As of September 30, 2026, the total contractual obligation fair value of our outstanding LTRP Variable Payment obligation subject to equity price risk amounted to $641 million. As of September 30, 2026, the accrued liability related to the outstanding Variable Payment of the LTRP included in Salaries and social security payable in our consolidated balance sheet amounted to $113 million. The following table shows a sensitivity analysis of the risk associated with our total contractual obligation fair value related to the outstanding LTRP Variable Award Payment subject to equity price risk if our common stock price per share were to increase or decrease by up to 40%:

Change in equity price in percentage	As of September 30, 2026
	MercadoLibre, Inc Equity Price	2021, 2022, 2023, 2024, 2025 and 2026 LTRP Variable contractual obligation
	(In millions, except equity price)
40%	2,435.38	897
30%	2,261.43	833
20%	2,087.47	769
10%	1,913.52	705
Static (1)	1,739.56	641
(10)%	1,565.60	577
(20)%	1,391.65	513
(30)%	1,217.69	448
(40)%	1,043.74	384
(1) Present value of average closing stock price for the last 60 trading days of the year preceding the applicable payment date.
67 | MercadoLibre, Inc.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Item 1 of Part I, “Financial Statements — Note 8 – Commitments and Contingencies — Litigation and Other Legal Matters.”
ITEM 1A. RISK FACTORS
As of September 30, 2026, there have been no material changes in our risk factors from those disclosed in the Company’s 2025 10-K.
68 | MercadoLibre, Inc.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three-month period ended September 30, 2026, there were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of shares of our common stock.
ITEM 5. OTHER INFORMATION
International Finance Corporation Loan Agreement
On November 4, 2026, Mercado Livre Brasil Ltda. (“MELI Brasil”) and Mercado Pago Instituição de Pagamento Ltda. (“Mercado Pago” and, together with MELI Brasil, the “Borrowers”), each a subsidiary of the Company, each entered into a loan agreement with International Finance Corporation (“IFC”) (together, the “IFC Loan Agreements”). The IFC Loan Agreements provide for senior unsecured term loans in an aggregate principal amount of $735 million, allocated equally between the Borrowers. The loans consist of: (i) loans funded by IFC in an aggregate amount of $250 million ("A") and (ii) loans in an aggregate amount of $485 million, funded by participating financial institutions, for which IFC acts as lender of record ("B"). The A loans mature 5 years, and the B loans 3 years, after their respective first disbursements, and each is repayable in a single installment at maturity. The proceeds will be used to finance the early settlement of credit card receivables of micro, small and medium-sized businesses in Brazil’s Amazon Region, originated in transactions processed by Mercado Pago.
The loans bear interest at six-month Term SOFR plus 1.05% per annum, payable semi-annually. On the date that is three years after the first A loan disbursement, the spread on the A loans will be adjusted once, upward or downward by 0.15% per annum per notch based on any downgrade or upgrade of the Company’s credit rating from its June 2026 level. The Borrowers may prepay the loans, in whole or in part, on not less than 30 days’ notice, with partial prepayments in a minimum amount of $50 million. Voluntary prepayments are subject to a prepayment premium interpolated on the remaining time to final maturity, ranging from 0.50% (five years or more) down to 0% (one year or less), plus unwinding costs if made other than on an interest payment date. The Borrowers will also pay customary commitment, front-end and other fees.
The Company has fully and unconditionally guaranteed each Borrower’s obligations under the IFC Loan Agreements, on an unsecured basis, under a parent company guarantee agreement with IFC (the “Guarantee”).
The IFC Loan Agreements and the Guarantee contain representations, warranties, covenants and events of default customary for financings of this type. These include limitations on liens, mergers and sale-and-leaseback transactions generally consistent with those in the indenture governing the 2036 Notes. They also include reporting and environmental, social and governance covenants. The events of default include cross-acceleration and judgment default provisions with a $200 million threshold. In addition, the Borrowers must prepay the loans upon a change of control accompanied by a rating downgrade. If an event of default occurs, IFC may accelerate the loans. The IFC Loan Agreements and the Guarantee are governed by New York law.
As of the date of this report, no amounts have been disbursed under the IFC Loan Agreements. The Borrowers expect the first disbursement to occur in November 2026.
Rule 10b5-1 Trading Plans
During the three-month period ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
ITEM 6. EXHIBITS
The information set forth under “Exhibits Index” below is incorporated herein by reference.
69 | MercadoLibre, Inc.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Filed (*) or Furnished (**) Herewith	Incorporated by Reference
			Form	Filing Date
3.1	Registrant’s Amended and Restated Certificate of Incorporation.		S-1	May 11, 2007
3.2	Registrant’s Amended and Restated Bylaws.		S-1	May 11, 2007
4.1	Form of Global Note representing the Registrant’s 5.850% Notes due 2036.		8-K	September 14, 2026
4.2
Fifth Supplemental Indenture, dated September 14, 2026, between MercadoLibre, Inc., MercadoLibre S.R.L., Mercado Livre Brasil Ltda., DeRemate.com de México, S. de R.L. de C.V., MP Agregador, S. de R.L. de C.V., MercadoLibre Chile Ltda. and MercadoLibre Colombia Ltda. and The Bank of New York Mellon, as trustee.
			8-K	September 14, 2026
22.1	List of Subsidiary Guarantors for the Registrant’s 3.125% Notes due 2031, 4.900% Notes due 2033 and 5.850% Notes due 2036.	*
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Interim Condensed Consolidated Balance Sheets, (ii) Interim Condensed Consolidated Statements of Income, (iii) Interim Condensed Consolidated Statements of Comprehensive Income, (iv) Interim Condensed Consolidated Statements of Equity, (v) Interim Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Interim Condensed Consolidated Financial Statements.
*
104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.	*
70 | MercadoLibre, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCADOLIBRE, INC.
Registrant

Date: November 4, 2026.	By:	/s/ Ariel Szarfsztejn
Ariel Szarfsztejn
President and Chief Executive Officer

	By:	/s/ Martín de los Santos
Martín de los Santos
Executive Vice President and Chief Financial Officer
71 | MercadoLibre, Inc.